Form 10-Q
period 1996-06-30
WILSON BANK HOLDING CO
filed 1996-08-12
CIK 885275

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



MARK ONE

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1996

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

                         Commission File Number 0-20402

                          WILSON BANK HOLDING COMPANY
                          ---------------------------
             (Exact Name of Registrant As Specified in Its Charter)

              Tennessee                                62-1497076
              ---------                                ----------
     (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                 Identification No.)

                623 West Main Street, Lebanon, Tennessee  37087
                -----------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 (615) 444-2265
                                 --------------
              (Registrant's telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X            NO
     ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding:  1,378,073 shares at August 10, 1996.

PART I:         FINANCIAL INFORMATION

Item 1.         Financial Statements



The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary Wilson Bank & Trust (the "Bank") and its subsidiary DeKalb Community Bank ("DeKalb") of which there is also a minority interest ownership are as follows:


     Consolidated Balance Sheets - June 30, 1996 and December 31,  1995.

     Consolidated Statements of Income - For the six months ended June 30, 1996 and 1995.

     Consolidated Statements of Income - For the quarters ended June 30, 1996 and 1995.

     Consolidated Statements of Cash Flows - For the six months ended June 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders.

Item 6.         Exhibits and Reports on Form 8-K.

SIGNATURES

                         WILSON BANK HOLDING COMPANY

                          Consolidated Balance Sheets

                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                                                   June 30,    December 31,
                                                                     1996          1995
                                                                      (In Thousands)
                    ASSETS
                    ------
 Loans (less allowance for possible loan
       losses of $2,172,000 and $1,944,000
       respectively)                                              $ 165,212      $ 146,738

 Securities:
       Held-to-maturity, at cost (market
       value of $27,652,000 and $22,558,000
       respectively)                                                 27,779         25,391
 Available-for-sale, at market (amortized
       cost $25,450,000 and $26,350,000,
   respectively)                                                     25,288         26,632
                                                                  ---------      ---------
 Total securities                                                    53,067         52,023
                                                                  ---------      ---------

 Loans held for sale                                                  2,276          1,715
 Interest-bearing deposits in financial
       institutions                                                     100            100
 Federal funds sold                                                   9,498          8,042
      ----------------------                                      ---------      ---------
       Total earning assets                                         230,153        208,618
      ----------------------                                      ---------      ---------

 Cash and due from banks                                              7,590          9,147
 Bank premises and equipment, net                                     7,450          6,121
 Accrued interest receivable                                          1,989          1,896
 Deferred income tax asset                                              514            349
 Other assets                                                           371            558
                                                                  ---------      ---------
       TOTAL ASSETS                                               $ 248,067      $ 226,689
                                                                  =========      =========


See accompanying notes to unaudited consolidated financial statements.

                         WILSON BANK HOLDING COMPANY

                         Consolidated Balance Sheets

                     June 30, 1996 and December 31, 1995

                                 (Unaudited)

                                 (Continued)


                                                                  June 30,      December 31,
                                                                    1996            1995
                                                                       (In Thousands)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
          LIABILITIES
          -----------
 Deposits                                                         $ 216,772      $ 200,037
 Securities sold under agreement to
        repurchase                                                    8,222          6,693
 Accrued interest                                                     1,455          1,374
 Other liabilities                                                      199            187
                                                                  ---------      ---------
    Total liabilities                                               226,648        208,291
                                                                  ---------      ---------
 Minority interest in assets of subsidiary                            1,733            -
                                                                  ---------      ---------

     STOCKHOLDERS' EQUITY
     --------------------
Common stock, $2.00 par value per share;
      authorized 5,000,000 shares; 1,363,838
      and 1,349,616 issued and outstanding at
      June 30, 1996 and December 31, 1995,
      respectively                                                    2,727          2,699
Additional paid-in capital                                            6,307          5,944
Retained earnings                                                    10,753          9,580
Net unrealized appreciation (losses) on
      available-for-sale securities, net of
      tax benefit of $62,000 and taxes
      of $107,000, respectively                                        (101)           175
                                                                  ---------      ---------
  Total stockholders' equity                                         19,686         18,398
                                                                  ---------      ---------
Commitments and contingencies
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 248,067      $ 226,689
                                                                  =========      =========


See accompanying notes to unaudited consolidated financial statements.

                          WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Earnings

                For the Six Months Ended June 30, 1996 and 1995

                                  (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                         1996     1995
                                                        (Dollars In Thousands
                                                      Except Per Share Amounts)
Interest income:
        Interest and fees on loans                    $7,786            $6,214
        Interest and dividends on securities:
                Taxable securities                       951               808
                Exempt from Federal income taxes         561               506
        Interest on loans held for sale                   43                46
        Interest on federal funds sold                   333               281
        Interest on interest-bearing deposits in
                financial institutions                     5                 4
                                                      ------            ------
        Total interest income                          9,679             7,859
                                                      ------            ------

Interest expense:
        Interest on negotiable order of
                withdrawal accounts                      263               239
        Interest on money market and
                savings accounts                         914               681
        Interest on certificates of deposit            3,384             2,799
        Interest on securities sold under
                agreement to repurchase                  162               120
                                                      ------            ------
        Total interest expense                         4,723             3,839
                                                      ------            ------

Net interest income before provisions for
        possible loan losses                           4,956             4,020
Provision for possible loan losses                       277               252
                                                      ------            ------
Net interest income after provision for
        possible loan losses                           4,679             3,768
                                                      ------            ------

Non-interest income:
        Service charges on deposit accounts              601               465
        Other fees and commissions                       140               128
        Gain on sale of loans                            322               178
        Minority interest in net loss of
              subsidiary                                  17                -
                                                      ------            ------
        Total non-interest income                      1,080               771
                                                      ------            ------

                          WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Earnings

                For the Six Months Ended June 30, 1996 and 1995

                                  (Unaudited)

                                  (Continued)


Non-interest expenses:
       Salaries and employee benefits                  1,902             1,536
       Occupancy expenses, net                           183               186
       Furniture and equipment expense                   409               333
       Data processing expense                           154               138
       Other operating expenses                          668               704
       Security losses, available-for-sale               -                   4
       Loss on sale of other real estate                 -                  10
                                                      ------            ------
       Total non-interest expenses                     3,316             2,911
                                                      ------            ------

Net earnings before income taxes                       2,443             1,628
Income taxes                                             798               476
                                                      ------            ------
Net earnings                                          $1,645            $1,152
                                                      ======            ======

Weighted average number of shares of
       common stock outstanding                    1,361,494         1,332,033

Net earnings per share                             $    1.21               .86

Dividends per share                                $     .35               .35



See accompanying notes to unaudited consolidated financial statements.

                         WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Earnings

                 For the Quarters Ended June 30, 1996 and 1995

                                  (Unaudited)

                                                          Quarters Ended
                                                              June 30,
                                                          1996     1995
                                                        (Dollars In Thousands
                                                      Except Per Share Amounts)
Interest income:
      Interest and fees on loans                      $4,017            $3,225
      Interest and dividends on securities:
             Taxable securities                          487               416
             Exempt from Federal income taxes            278               254
      Interest on loans held for sale                     20                26
      Interest on federal funds sold                     148               129
      Interest on interest-bearing deposits in
             financial institutions                        3                 2
                                                      ------            ------
      Total interest income                            4,953             4,052
                                                      ------            ------

Interest expense:
      Interest on negotiable order of
             withdrawal accounts                         114               107
      Interest on money market and
             savings accounts                            450               356
      Interest on certificates of deposit              1,695             1,492
      Interest on securities sold under
             agreement to repurchase                      92                64
                                                      ------            ------
      Total interest expense                           2,351             2,019
                                                      ------            ------

Net interest income before provisions for
      possible loan losses                             2,602             2,033
Provision for possible loan losses                       146               115
                                                      ------            ------
Net interest income after provision for
      possible loan losses                             2,456             1,918
                                                      ------            ------

Non-interest income:
      Service charges on deposit accounts                311               243
      Other fees and commissions                          24                67
      Gain on sale of loans                              164               108
      Minority interest in net loss of
             subsidiary                                   17                -
                                                      ------            ------
      Total non-interest income                          516               418
                                                      ------            ------

                          WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Earnings

                 For the Quarters Ended June 30, 1996 and 1995

                                  (Unaudited)

                                  (Continued)


Non-interest expenses:
      Salaries and employee benefits                  1,025                793
      Occupancy expenses, net                            96                108
      Furniture and equipment expense                   213                149
      Data processing expense                            81                 70
      Other operating expenses                          338                358
      Security losses, available-for-sale                 -                  4
      Loss on sale of other real estate                   -                 10
                                                      ------            ------
      Total non-interest expenses                      1,753             1,492
                                                      ------            ------
Net earnings before income taxes                       1,219               844
Income taxes                                             402               247
                                                      ------            ------
Net earnings                                          $  817            $  597
                                                      ======            ======
Weighted average number of shares of
      common stock outstanding                     1,363,838         1,334,717


Net earnings per share                             $     .60         $     .44

Dividends per share                                $      -                 -


See accompanying notes to unaudited consolidated financial statements.

                          WILSON BANK HOLDING COMPANY

                     Consolidated Statements of Cash Flows

                For the Six Months Ended June 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                          1996     1995
                                                          (In Thousands)
Cash flows from operating activities:
      Interest received                                $  9,579        $  7,428
      Fees and commissions received                         848             593
      Proceeds from sale of loans                        13,848           9,787
      Origination of loans held for sale                (14,087)         (9,595)
      Interest paid                                      (4,642)         (3,628)
      Cash paid to suppliers and employees               (3,093)         (2,798)
      Income taxes paid                                    (647)           (417)
                                                        -------         -------
           Net cash provided by operating
                  activities                              1,806           1,370
                                                        -------         -------

Cash flows from investing activities:
      Proceeds from maturities of
            held-to-maturity securities                   1,984             647
      Proceeds from maturities of
            available-for-sale securities                 6,013             541
      Proceeds from sales of
            available-for-sale securities                   -             2,461
      Purchase of held-to-maturity
            securities                                   (4,368)           (379)
      Purchase of available-for-sale
            securities                                   (5,110)         (5,955)
      Loans made to customers,
            net of repayments                           (18,751)         (8,485)
      Purchase of premises and equipment                 (1,608)           (454)
                                                        -------         -------
            Net cash used in
                  investing activities                  (21,840)        (11,624)
                                                        -------         -------

Cash flows from financing activities:
      Net increase in non-interest bearing,
            savings and NOW deposit accounts              8,651           4,288
      Net increase in time deposits                       8,084          12,122
      Increase in securities sold
            under agreement to repurchase                 1,529           1,301
      Increase in Federal funds purchased                   -               250
      Sale of minority owned commercial
            bank subsidiary common stock                  1,750             -
      Dividends paid                                       (472)           (462)


                          WILSON BANK HOLDING COMPANY

                     Consolidated Statements of Cash Flows

                For the Six Months Ended June 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                  (Continued)

      Proceeds from reinvestment of dividends
            - sale of common stock                          391             382
                                                        -------         -------
            Net cash provided by financing
                  activities                             19,933          17,881
                                                        -------         -------
Net increase (decrease) in cash and
      cash equivalents                                     (101)          7,627

Cash and cash equivalents at beginning of
      period                                             17,189          17,175
                                                        -------         -------

Cash and cash equivalents at end of
      period                                            $17,088         $24,802
                                                        =======         =======

Reconciliation of net earnings to net cash
      provided by operating activities:
Net earnings                                            $ 1,645         $ 1,152
      Adjustments to reconcile net
           earnings to net cash
           provided by operating
           activities:
      Depreciation and amortization                         305             263
      Provision for loan losses                             277             252
      Loss on sale of investment securities -
           available-for-sale                                -                4
      Net loss of minority interest of
           commercial bank subsidiary                       (17)             -
      Federal Home Loan Bank stock dividends                (33)            (17)
      Decrease in refundable income taxes                    80              86
      Increase (decrease) in taxes payable                   68             (26)
      Loss on sale of other real estate                      -               10
      Decrease (increase) in other assets, net              110            (194)
      Decrease (increase)in loans held for sale            (561)             14
      Increase in interest receivable                       (93)           (405)
      Increase (decrease) in other liabilities              (56)             20
      Increase in interest payable                           81             211
                                                        -------         -------
              Total adjustments                             161             218
                                                        -------         -------
Net cash provided by operating activities               $ 1,806         $ 1,370
                                                        =======         =======

                          WILSON BANK HOLDING COMPANY

                     Consolidated Statements of Cash Flows

                For the Six Months Ended June 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                  (Continued)

Supplemental schedule of noncash activities:

     Unrealized gain in values of securities
         available for sale, net of taxes of
         $169,000 and $264,000 for the six
         months ended June 30, 1996 and 1995,
         respectively.                                 $   (276)       $    432
                                                       ========        ========


See accompanying notes to unaudited consolidated financial statements.

                          WILSON BANK HOLDING COMPANY

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Wilson Bank Holding Company (the "Company") and its wholly-owned subsidiary, Wilson Bank and Trust (the "Bank") along with DeKalb Community Bank ("DeKalb) of which the Company owns 50% of the outstanding common stock. DeKalb opened for business on April 18, 1996. The Bank also has a wholly-owned consolidated subsidiary, Hometown Finance Company, which is a consumer finance company.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All financial information except per share data has been rounded to the nearest thousand of dollars for both the financial statements and management's discussion and analysis of financial condition and results of operations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of operations for the six months ended June 30, 1996 and 1995 and the three months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1995 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

Net earnings increased 42.8% to $1,645,000 for the six months ended June 30, 1996 from $1,152,000 in the first six months of 1995. Net earnings were $817,000 for the quarter ended June 30, 1996, an increase of $220,000 or 36.9% from $597,000 for the three months ended June 30, 1995 and a decrease of $11,000 or 1.3% from the quarter ended March 31, 1996. The increase in net earnings during the six months ended June 30, 1996 was primarily due to a 23.3% increase in net interest income along with a 40.1% increase in non-interest income as compared to a 13.9% increase in non-interest expenses.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings.
The Company's total interest income, excluding tax equivalent adjustments, increased $1,820,000 or 23.2% during the six months ended June 30, 1996 as compared to the same period in 1995. The increase in total interest income was $901,000 or 22.2% for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 and $227,000 or 4.8% over the first three months of 1996. The increase in 1996 was primarily attributable to an increase in average earning assets, combined with an increase in weighted average interest rates. The ratio of average earning assets to total average assets was 94.3% and 94.9% for the quarters ended June 30, 1996 and March 31, 1996, respectively, and 94.6% and 93.5% for the six months ended June 30, 1996 and 1995, respectively.

Interest expense increased $884,000 or 23.0% for the six months ended June 30, 1996 as compared to the same period in 1995. The increase was $332,000 or 16.4% for the three months ended June 30, 1996 as compared to the same period in 1995. Interest expense decreased $21,000 or 0.89% for the quarter ended June 30, 1996 over the first three months of 1996. The overall increase in total interest expense for the first six months of 1996 was primarily attributable to an increase in weighted average interest-bearing liabilities. The foregoing resulted in an increase in net interest income of $936,000 or 23.3% for the first six months of 1996 as compared to the same period in 1995. The increase in net interest income was $569,000 or 28.0% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 and an increase of $248,000 or 10.5% when compared to the first quarter of 1996.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $277,000 and $252,000, for the first six months of 1996 and 1995, respectively. The provision for loan losses during the three month periods ended June 30, 1996 and 1995 was $146,000 and $115,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $2,172,000, an increase of 11.7% from $1,944,000 at December 31, 1995. The allowance for possible loan losses as a percentage of total outstanding loans (excluding loans held for sale) was 1.30% at June 30, 1996 compared to 1.31% at December 31, 1995.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at June 30, 1996 to be adequate. Transactions related to the allowance for possible loan losses were as follows:

                                                          Six Months Ended
                                                               June 30,
                                                          1996        1995
                                                           (In Thousands)
Balance, January 1, 1996 and 1995, respectively          $1,944       $1,556
Add (deduct):
       Losses charged to allowance                          (55)         (45)
       Recoveries credited to allowance                       6           23
       Provision for loan losses                            277          252
                                                         ------       ------
Balance, June 30, 1996 and 1995, respectively            $2,172       $1,786
                                                         ======       ======


NON-INTEREST INCOME

The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of investment securities and the offsetting effect of third party interests in the results of operations of DeKalb. Total non-interest income for the six months ended June 30, 1996 increased by 40.1% to $1,080,000 from $771,000 for the same period in 1995. The increase was $98,000 or 23.4% during the quarter ended June 30, 1996 compared to the second quarter in 1995 and there was a decrease of $48,000 or 8.5% compared to the first three months of 1996. The increase during the first six months of 1996 was due primarily to increases in service charges on deposit accounts as well as an increase in gains on sale of loans. Service charges on deposit accounts increased $136,000 or 29.2% to $601,000 during the six months ended June 30, 1996. Service charges on deposit accounts increased $68,000 or 28.0% during the quarter ended June 30, 1996 compared to the same quarter in 1995. Gains on sales of loans totaled $322,000 and $178,000 during the six months ended June 30, 1996 and 1995, respectively, which represented an increase of 80.9%, and $164,000 and $108,000 during the quarters ended June 30, 1996 and 1995, respectively, which reflected a 51.9% increase in 1996 over the corresponding period in 1995.

NON-INTEREST EXPENSES

Non-interest expense consists primarily of employee salaries and benefits, occupancy, furniture and equipment expense and other operating expenses. Total non-interest expense increased $405,000 or 13.9% during the first six months of 1996 compared to the same period in 1995. The increase for the quarter ended June 30, 1996 was $261,000 or 17.5% as compared to the comparable quarter in 1995 and $190,000 or 12.2% as compared to the first three months of 1996. The increases in non-interest expense are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's expanded operations, which included the opening of a new branch in 1995. The number of full-time equivalent employees increased to 133 at June 30, 1996, an increase from 107 at June 30, 1995. This included 127 at the Bank and 6 at DeKalb. Increases in occupancy and furniture and equipment expenses were also due to the Company's expanded operations. Other operating expenses for the six months ended June 30, 1996 decreased 5.1% to $668,000 from $704,000 for the comparable period in 1995. Other operating expenses decreased $20,000 or 5.6% during the quarter ended June 30, 1996 as compared to the same period in 1995 and increased $8,000 or 2.4% as compared to the first three months of 1996.

These other operating expenses include Federal Deposit Insurance Corporation premiums assessed on deposits, supplies and general operating costs which increased as a result of continued growth of the Company. During 1995 the Bank's FDIC assessment rate was 0.23% of eligible deposits. The FDIC has changed the risk-based range of assessments (which had ranged from 0.23% to 0.31% of eligible deposits) to range from 0.04% to 0.31%. The Bank is currently assessed a maximum of 0.04% and the annual expense for 1996 should be approximately $2,000. The Bank received a rebate on the premiums paid in early 1995 late last year.

INCOME TAXES

The Company's income tax expense was $798,000 for the six months ended June 30, 1996, an increase of $322,000 over the comparable period in 1995. Income tax expense was $402,000 for the quarter ended June 30, 1996, an increase of $155,000 over the same period in 1995. The percentage of income tax expense to net income before taxes was 32.7% and 29.2% for the six months ended June 30, 1996 and 1995, respectively and 33.0% and 29.3% for the quarters ended June 30, 1996 and 1995, respectively. The percentage of income tax expense to net income before taxes was 32.4% for the first three months of 1996. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 5.8% for the six months ended June 30, 1996 compared to 6.4% for the six months ended June 30, 1995.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 9.4% to $248,067,000 during the six months ended June 30, 1996 from $226,689,000 at December 31, 1995. Total assets increased $6,616,000 or 2.7% and $14,762,000 or 6.5% during the three-month periods ended June 30, 1996 and March 31, 1996, respectively. Loans, net of allowance for possible loan losses ("Net Loans"), totaled $165,212,000 at June 30, 1996 or a 12.6% increase compared to $146,738,000 at December 31, 1995.
Net Loans increased $15,629,000 or 10.4% and $2,845,000 or 1.9% during the quarters ended June 30, 1996 and March 31, 1996, respectively. These increases were primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its underwriting standards. Investment securities increased $1,044,000 or 2.0% to $53,067,000 at June 30, 1996 from $52,023,000 at December 31, 1995. Investment securities increased $1,759,000 or 3.4% during the three months ended June 30, 1996 and decreased $715,000 or 1.4% during the quarter ended March 31, 1996. The increase in securities was reduced by a net unrealized loss of $162,000 during the six month period ending June 30, 1996. Federal funds sold increased $1,456,000 to $9,498,000 at June 30, 1996 from $8,042,000 at December 31, 1995.

Total liabilities increased by 8.8% to $226,648,000 at June 30, 1996 compared to $208,291,000 at December 31, 1995. The increase by quarter totaled $5,951,000 or 2.7% and $12,406,000 or 6.0% during the quarters ended June 30, 1996 and March 31, 1996, respectively. These increases were composed primarily of a $16,735,000 or 8.4% increase in total deposits and an increase of $1,529,000 or 22.8% in securities sold under repurchase agreements during the six months ended June 30, 1996.

The following schedule details selected information as to non-performing loans of the Company at June 30, 1996 and December 31, 1995:


                                                       June 30, 1996
                                                    ---------------------
                                                    Past due
                                                    90 days
                                                    or more   Non-accrual
                                                    -------   -----------
                                                       (In Thousands)
Real estate loans                                   $   11      $    5
Installment loans                                      235          88
Credit cards                                            11          -
Commercial, financial
      and agricultural loans                            28          16
                                                    ------      ------
Total 90 days or more past due and
      non-accrual loans                             $  285      $  109
                                                    ======      ======
Total 90 days or more past due
        and non-accrual loans                             $    394
Renegotiated loans                                              -
                                                          --------
Total 90 days or more past due, non-
      accrual and renegotiated loans                      $    394
                                                          ========


                                                      December 31, 1995
                                                    ---------------------
                                                    Past due
                                                    90 days
                                                    or more   Non-accrual
                                                    -------   -----------
                                                       (In Thousands)
Real estate loans                                   $   -           -
Installment loans                                      154         113
Credit cards                                             9          -
Commercial, financial
      and agricultural loans                             8           4
                                                    ------      ------
Total 90 days or more past due and
      non-accrual loans                             $  171      $  117
                                                    ======      ======
Total 90 days or more past due
     and non-accrual loans                               $    288
Renegotiated loans                                             -
                                                         --------
Total 90 days or more past due, non-
     accrual and renegotiated loans                      $    288
                                                         ========




Non-performing loans at June 30, 1996 totaled $394,000, an increase of 36.8% from $288,000 at December 31, 1995. During the three months ended June 30, 1996, non-performing loans decreased $3,000 or 0.8% from $397,000 at March 31, 1996. The increase in non-performing loans in the first six months of 1996 is due primarily to an increase in the installment loans 90 or more days past due.

At June 30, 1996, loans totaling $514,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $260,000 are secured by real estate, $91,000 are commercial and $163,000 are installment loans. The collateral values securing these loans total approximately $340,000 ($216,000 secured by real property, $49,000 relating to commercial loans and $75,000 related to installment loans). The internally classified loans have declined from $1,631,000 at December 31, 1995, to $514,000 at June 30, 1996. This
decrease is represented by a decrease of $953,000 in loans secured by real estate and a decrease of $164,000 of other various types of loans. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

Fixed assets net of depreciation increased $1,329,000 during the first six months of 1996 to $7,450,000. Of this increase. $394,000 can be attributed to the addition of DeKalb and $891,000 was the result of a new addition to the main office of the Bank. Construction is scheduled to be completed in October 1996.

LIQUIDITY AND ASSET MANAGEMENT

The Company's management seeks to maximize net interest income by managing the Company's assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk.

Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities.

Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 1996, the Company's liquid assets totaled $31,266,000.

The Company's primary source of liquidity is a stable core deposit base. In addition short-term investments, loan payments and investment security maturities provide a secondary source.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the Bank. These meetings focus on the spread between the Company's cost of funds and interest yields generated primarily through loans and investments.

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $15.1 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1996 loans of approximately $107 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $30.8 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the next twelve months.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability program, management is positioned to effectively manage its liquidity in the near term.

CAPITAL POSITION AND DIVIDENDS

At June 30, 1996, total stockholders' equity was $19,686,000 or 7.9% of total assets, which compares with $18,398,000 or 8.1% of total assets at December 31, 1995. The dollar increase in stockholders' equity during the six months ended June 30, 1996 results from the Company's net income of $1,645,000 less the net effect of a $276,000 increase in the net unrealized loss on investment securities net of applicable income taxes and cash dividends declared of $472,000 (of which $391,000 was reinvested under the Company's dividend reinvestment plan.)

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company, the Bank and DeKalb. These guidelines classify capital into two categories of Tier I and Tier II capital. Total capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company Bank and DeKalb have none, and a part of the allowance for possible loans losses).

In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company, Bank and DeKalb to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 1996 the Company's total risk-based capital ratio was 13.6% and their Tier I risk-based capital ratio was approximately 12.3% compared to ratios of 13.8% and 12.6%, respectively at December 31, 1995. At June 30, 1996 the Bank's total risk-based capital ratio was 12.6% and its Tier I risk-based capital ratio was approximately 11.4% compared to ratios of 13.8% and 12.5%, respectively at December 31, 1995. At June 30, 1996 DeKalb's total risk-based capital ratio was 93.7% and its Tier I risk-based capital ratio was approximately 93.7%.

The required leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company, Bank and DeKalb is 4.0%. At June 30, 1996 the Company had a leverage ratio of 8.4%, compared to 8.2% at December 31, 1995. At June 30, 1996 the Bank had a leverage ratio of 7.7%, compared to 8.1% at December 31, 1995. At June 30, 1996 DeKalb had a leverage ratio of 120.4%. Dividends of $472,000 and $462,000 were declared by the Company during the first six months ended June 30, 1996 and 1995, respectively.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.

                          WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

PART II.  OTHER INFORMATION


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held April 16, 1996.

(b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the selection of Maggart & Associates, P.C. as independent auditors for the Company for 1996 was ratified. The following are the voting results on each of the matters:

(1) Election of the entire board of directors who are as follows:

                          Total         Number of Shares Voting:
                          Shares                               Broker
                          Voting     For   Against  Withheld  Non-Votes
                         ----------------------------------------------
     Charles Bell        741,290   740,565      0      725       0
     Jack Bell           741,290   740,565      0      725       0
     Mackey Bentley      741,290   740,565      0      725       0
     Randall Clemons     741,290   740,565      0      725       0
     Jimmy Comer         741,290   739,066   1,499     725       0
     Jerry Franklin      741,290   740,565      0      725       0
     John Freeman        741,290   740,565      0      725       0
     Marshall Griffith   741,290   740,565      0      725       0
     Harold Patton       741,290   740,565      0      725       0
     James Patton        741,290   740,565      0      725       0
     John Trice          741,290   740,279     286     725       0
     Bob VanHooser       741,290   739,869     696     725       0


(2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:



      Total             Number of Shares Voting:
     Shares                                          Broker
     Voting         For     Against    Abstain      Non-Votes
     --------------------------------------------------------
     741,290      736,892    1,191      3,207          0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     (27) Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WILSON BANK HOLDING COMPANY
                                        ---------------------------
                                                 (Registrant)




DATE:  August 9, 1996                   /s/ Randall Clemons
      -----------------                 -------------------------------------
                                        Randall Clemons, President and
                                        Chief Executive Officer




DATE:  August 9, 1996                   /s/ Becky Taylor
      -----------------                 -------------------------------------
                                        Becky Taylor, Vice President, Cashier
                                        and Principal Accounting Officer