Form 10-Q
period 1996-09-30
WILSON BANK HOLDING CO
filed 1996-11-14
CIK 885275

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q



   MARK ONE

    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 30, 1996
                                             ------------------

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from               to
                                   -------------    -------------

                       Commission File Number 0-20402
                                              -------

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

YES    X            NO
    -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding:  1,378,074 shares at November 12, 1996.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary Wilson Bank & Trust (the "Bank") and its subsidiary DeKalb Community Bank ("DeKalb") of which there is also a minority interest ownership are as follows:

       Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.

       Consolidated Statements of Income - For the nine months ended September 30, 1996 and 1995.

       Consolidated Statements of Income - For the quarters ended
       September 30, 1996 and 1995.

       Consolidated Statements of Cash Flows - For the nine months ended September 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

                          WILSON BANK HOLDING COMPANY

                          Consolidated Balance Sheets

                    September 30, 1996 and December 31, 1995

                                 (Unaudited)

                                                        Sept. 30,           December 31,
                                                          1996                 1995
                                                                (In Thousands)
                          ASSETS
                          ------
Loans (less allowance for possible loan
         losses of $2,267,000 and $1,944,000
         respectively)                                   $174,902             $146,738
Securities:
         Held-to-maturity, at cost (market
         value of $26,956,000 and $22,558,000
         respectively)                                     27,027               25,391
Available-for-sale, at market (amortized
         cost $25,140,000 and $26,350,000,
         respectively)                                     25,069               26,632
                                                         --------             --------
Total securities                                           52,096               52,023
                                                         --------             --------

Loans held for sale                                         1,537                1,715
Interest-bearing deposits in financial
         institutions                                         -                    100
Federal funds sold                                          2,556                8,042
-------------------------                                --------             --------
     Total earning assets                                 231,091              208,618
-------------------------                                --------             --------

Cash and due from banks                                    13,427                9,147
Bank premises and equipment, net                            8,625                6,121
Accrued interest receivable                                 2,098                1,896
Deferred income tax asset                                     478                  349
Other assets                                                  679                  558
                                                         --------             --------
         TOTAL ASSETS                                    $256,398             $226,689
                                                         ========             ========

See accompanying notes to unaudited consolidated financial statements.

                          WILSON BANK HOLDING COMPANY

                          Consolidated Balance Sheets

                    September 30, 1996 and December 31, 1995

                                  (Unaudited)

                                  (Continued)

                                                     Sept. 30,     December 31,
                                                       1996           1995
                                                         (In Thousands)
                                                                     C>
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

               LIABILITIES
               -----------
Deposits                                             $222,785        $200,037
Securities sold under agreement to
         repurchase                                     9,916           6,693
Accrued interest                                        1,090           1,374
Other liabilities                                         266             187
                                                     --------        --------
         Total liabilities                            234,057         208,291
                                                     --------        --------
Minority interest in assets of subsidiary               1,736             -
                                                     --------        --------
          STOCKHOLDERS' EQUITY
          --------------------
Common stock, $2.00 par value per share;
         authorized 5,000,000 shares; 1,363,838
         and 1,378,074 issued and outstanding at
         September 30, 1996 and December 31, 1995,
         respectively                                   2,756           2,699
Additional paid-in capital                              6,684           5,944
Retained earnings                                      11,209           9,580
Net unrealized appreciation (losses) on
         available-for-sale securities, net of
         tax benefit of $27,000 and taxes
         of $107,000, respectively                        (44)            175
                                                     --------        --------
         Total stockholders' equity                    20,605          18,398
                                                     --------        --------
Commitments and contingencies
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $256,398        $226,689
                                                     ========        ========

See accompanying notes to unaudited consolidated financial statements.

                          WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Earnings

            For the Nine Months Ended September 30, 1996 and 1995

                                  (Unaudited)


                                                                    Nine Months Ended
                                                                         Sept. 30,
                                                                  (Dollars In Thousands
                                                                 Except Per Share Amounts)
Interest income:
         Interest and fees on loans                               $12,114         $ 9,630
         Interest and dividends on securities:
             Taxable securities                                     1,447           1,295
             Exempt from Federal income taxes                         848             758
         Interest on loans held for sale                               67              64
         Interest on federal funds sold                               398             476
         Interest on interest-bearing deposits in
             financial institutions                                     5               7
                                                                  -------         -------
     Total interest income                                         14,879          12,230
                                                                  -------         -------

Interest expense:
         Interest on negotiable order of
             withdrawal accounts                                      374             360
         Interest on money market and
             savings accounts                                       1,405           1,065
         Interest on certificates of deposit                        5,086           4,471
         Interest on securities sold under
             agreement to repurchase                                  282             211
                                                                   ------         -------
         Total interest expense                                     7,147           6,107
                                                                   ------         -------

Net interest income before provisions for
         possible loan losses                                       7,732           6,123
Provision for possible loan losses                                    442             388
                                                                   ------         -------
Net interest income after provision for
         possible loan losses                                       7,290           5,735
                                                                   ------         -------

Non-interest income:
         Service charges on deposit accounts                          929             719
         Other fees and commissions                                   263             204
         Gain on sale of loans                                        482             316
         Gain on sale of fixed assets                                  -                5
         Minority interest in net loss of
             subsidiary                                                14              -
                                                                    -----         -------
         Total non-interest income                                  1,688           1,244
                                                                    -----         -------

                          WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Earnings

             For the Nine Months Ended September 30, 1996 and 1995

                                  (Unaudited)

                                  (Continued)

Non-interest expenses:
         Salaries and employee benefits                             2,943           2,338
         Occupancy expenses, net                                      284             242
         Furniture and equipment expense                              638             552
         Data processing expense                                      242             207
         Other operating expenses                                   1,051             978
         Security losses, available-for-sale                           -                4
         Loss on sale of other real estate                             -               10
                                                                  -------        --------
         Total non-interest expenses                                5,158           4,331
                                                                  -------        --------

Net earnings before income taxes                                    3,820           2,648
Income taxes                                                        1,241             785
                                                                  -------        --------
Net earnings                                                      $ 2,579        $  1,863
                                                                  =======        ========

Weighted average number of shares of
         common stock outstanding                               1,366,333       1,332,033

Net earnings per share                                          $    1.89            1.40

Dividends per share                                             $    0.70            0.70

See accompanying notes to unaudited consolidated financial statements.

                          WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Earnings

               For the Quarters Ended September 30, 1996 and 1995

                                  (Unaudited)

                                                                     Quarters Ended
                                                                         Sept. 30,
                                                                    1996           1995
                                                                   (Dollars In Thousands
                                                                 Except Per Share Amounts)
Interest income:
         Interest and fees on loans                               $ 4,328         $ 3,225
         Interest and dividends on securities:
                 Taxable securities                                   496             416
                 Exempt from Federal income taxes                     287             254
         Interest on loans held for sale                               24              26
         Interest on federal funds sold                                65             129
         Interest on interest-bearing deposits in
                 financial institutions                                 0               2
                                                                  -------         -------
         Total interest income                                      5,200           4,052
                                                                  -------        --------

Interest expense:
         Interest on negotiable order of
                 withdrawal accounts                                  111             107
         Interest on money market and
                 savings accounts                                     491             356
         Interest on certificates of deposit                        1,702           1,492
         Interest on securities sold under
                 agreement to repurchase                              120              64
                                                                   ------        --------
         Total interest expense                                     2,424           2,019
                                                                   ------        --------

Net interest income before provisions for
         possible loan losses                                       2,776           2,033
Provision for possible loan losses                                    165             115
                                                                  -------        --------
Net interest income after provision for
         possible loan losses                                      2,611           1,918
                                                                  -------        --------

Non-interest income:
         Service charges on deposit accounts                          328             254
         Other fees and commissions                                   123              76
         Gain on sale of loans                                        160             138
         Gain on sale of fixed assets                                  -                5
                                                                 --------        --------
         Total non-interest income                                    611             473
                                                                 --------        --------

                          WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Earnings

               For the Quarters Ended September 30, 1996 and 1995

                                  (Unaudited)

                                  (Continued)

Non-interest expenses:
         Salaries and employee benefits                             1,041             802
         Occupancy expenses, net                                      101              56
         Furniture and equipment expense                              229             219
         Data processing expense                                       88              69
         Other operating expenses                                     383             274
         Minority interest in net earnings
                 of subsidiary                                          3              -
                                                                 --------        --------
         Total non-interest expenses                                1,845           1,420
                                                                 --------        --------
Net earnings before income taxes                                    1,377           1,020
Income taxes                                                          443             309
                                                                 --------        --------
Net earnings                                                     $    934        $    711
                                                                 ========        ========

Weighted average number of shares of
         common stock outstanding                               1,375,908       1,342,167

Net earnings per share                                          $    0.68       $    0.53

Dividends per share                                             $    0.35            0.35

See accompanying notes to unaudited consolidated financial statements.

                          WILSON BANK HOLDING COMPANY

                     Consolidated Statements of Cash Flows

                For the Nine Months September 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                 (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                   1996         1995
                                                                    (In Thousands)
Cash flows from operating activities:
         Interest received                                      $  14,683        $ 11,689
         Fees and commissions received                                995             923
         Proceeds from sale of loans                               24,956          17,483
         Origination of loans held for sale                       (24,296)        (17,439)
         Interest paid                                             (7,431)         (5,653)
         Cash paid to suppliers and employees                      (4,642)         (4,102)
         Income taxes paid                                         (1,178)           (665)
                                                                ---------        --------
              Net cash provided by operating
                     activities                                     3,087           2,236
                                                                ---------        --------

Cash flows from investing activities:
         Proceeds from maturities of
              held-to-maturity securities                           3,038             872
         Proceeds from maturities of
              available-for-sale securities                         6,558           1,194
         Proceeds from maturities of interest
              bearing time deposits                                   100              -
         Proceeds from sales of
              available-for-sale securities                            -            2,461
         Purchase of held-to-maturity
              securities                                           (4,668)           (379)
         Purchase of available-for-sale
              securities                                           (5,360)        (12,299)
         Loans made to customers,
              net of repayments                                   (28,606)        (14,283)
         Proceeds from sale of premises and
              equipment                                                 1              14
         Proceeds from sale of other real
              estate                                                    -              21
         Purchase of premises and equipment                         (2,924)          (850)
                                                                ----------       --------
              Net cash used in
                    investing activities                           (31,861)       (23,249)
                                                                ----------       --------

Cash flows from financing activities:
         Net increase in non-interest bearing,
              savings and NOW deposit accounts                      8,591           3,801
         Net increase in time deposits                             14,157          15,880

                          WILSON BANK HOLDING COMPANY

                     Consolidated Statements of Cash Flows

             For the Nine Months Ended September 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                  (Continued)

         Increase in securities sold
              under agreement to repurchase                         3,223           2,634
         Sale of minority owned commercial
              bank subsidiary common stock                          1,750             -
         Dividends paid                                              (950)           (929)
         Proceeds from reinvestment of dividends
              - sale of common stock                                  797             769
                                                                 --------        --------
Net cash provided by financing activities                          27,568          22,155
                                                                 --------        --------
Net increase (decrease) in cash and
         cash equivalents                                          (1,206)          1,142
Cash and cash equivalents at beginning of
         period                                                    17,189          17,175
                                                                 --------        --------
Cash and cash equivalents at end of
         period                                                  $ 15,983        $ 18,317
                                                                 ========        ========


Reconciliation of net earnings to net cash
         provided by operating activities:
Net earnings                                                     $  2,579        $  1,863
         Adjustments to reconcile net earnings to net
              cash provided by operating activities:
         Depreciation and amortization                                460             403
         Provision for loan losses                                    442             388
         Loss on sale of investment securities -
              available-for-sale                                      -                 4
         Gain on sale of premises and equipment                       -                (5)
         Net loss of minority interest of
              commercial bank subsidiary                              (14)            -
         Federal Home Loan Bank stock dividends                       (34)            (27)
         Decrease in refundable income taxes                           80
         Increase (decrease) in taxes payable                         (17)              8
         Loss on sale of other real estate                              -              10
         Decrease (increase) in other assets, net                    (201)           (129)
         Decrease (increase)in loans held for sale                    178            (272)
         Increase in interest receivable                             (202)           (510)
         Increase in deferred tax asset                                 4               -
         Increase (decrease) in other liabilities                      96              49
         Increase in interest payable                                (284)            454
                                                                 --------        --------
              Total adjustments                                       508             373
                                                                 --------        --------
Net cash provided by operating activities                        $  3,087        $  2,236
                                                                 ========        ========

                          WILSON BANK HOLDING COMPANY

                     Consolidated Statements of Cash Flows

             For the Nine Months Ended September 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                  (Continued)

Supplemental schedule of noncash activities:

   Unrealized gain (loss) in values of securities
        available for sale, net of taxes of
        $27,000 and $74,000 for the nine
        months ended September 30, 1996 and
        1995, respectively.                                $  (44)        $ 121
                                                           ====================

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

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All financial information except per share data has been rounded to the nearest thousand dollars for both the financial statements and management's discussion and analysis of financial condition and results of operations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of operations for the nine months ended September 30, 1996 and 1995 and the three months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1995 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Net earnings increased 38.4% to $2,579,000 for the nine months ended September 30, 1996 from $1,863,000 in the first nine months of 1995. Net earnings were $934,000 for the quarter ended September 30, 1996, an increase of $223,000 or 31.4% from $711,000 for the three months ended September 30, 1995 and an increase of $123,000 or 15.1% from the quarter ended June 30, 1996. The increase in net earnings during the nine months ended September 30, 1996 was primarily due to a 26.3% increase in net interest income along with a 35.7% increase in non-interest income as compared to a 19.1% increase in non-interest expenses.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $1,820,000 or 23.2% during the nine months ended September 30, 1996 as compared to the same period in 1995. The increase in total interest income was $829,000 or 19.0% for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 and $247,000 or 5.0% over the second three months of 1996. The increase in 1996 was primarily attributable to an increase in average earning assets, combined with an increase in weighted average interest rates. The ratio of average earning assets to total average assets was 93.3%, 94.3% and 94.9% for the quarters ended September 30, 1996, June 30, 1996 and March 31, 1996, respectively, and 94.6% and 93.5% for the nine months ended September 30, 1996 and 1995, respectively.

Interest expense increased $1,040,000 or 17.0% for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase was $156,000 or 6.9% for the three months ended September 30, 1996 as compared to the same period in 1995. Interest expense increased $73,000 or 3.11% for the quarter ended September 30, 1996 over the second three months of 1996. The overall increase in total interest expense for the first nine months of 1996 was primarily attributable to an increase in weighted average interest-bearing liabilities. The foregoing resulted in an increase in net interest income of $1,609,000 or 26.3% for the first nine months of 1996 as compared to the same period in 1995. The increase in net interest income was $673,000 or 32.0% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 and an increase of $47,000 or 1.8% when compared to the second quarter of 1996.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $442,000 and $388,000, for the first nine months of 1996 and 1995, respectively. The provision for loan losses during the three month periods ended September 30, 1996 and 1995 was $165,000 and $136,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $2,241,000, an increase of 15.3% from $1,944,000 at December 31, 1995. The allowance for possible loan losses as a percentage of total outstanding loans (excluding loans held for sale) was 1.27% at September 30, 1996 compared to 1.31% at December 31, 1995.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at September 30, 1996 to be adequate. Transactions related to the allowance for possible loan losses were as follows:

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  1996            1995
                                                                      (In Thousands)
Balance, January 1, 1996 and 1995, respectively                   $ 1,944         $ 1,556
Add (deduct):
         Losses charged to allowance                                 (128)            (45)
         Recoveries credited to allowance                               9              23
         Provision for loan losses                                    442             252
                                                                  -------          ------
Balance, September 30, 1996 and 1995,
         respectively                                             $ 2,267          $1,786
                                                                  =======          ======

NON-INTEREST INCOME

The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of investment securities and the offsetting effect of third party interests in the results of operations of DeKalb. Total non-interest income for the nine months ended September 30, 1996 increased by 35.7% to $1,688,000 from $1,244,000 for the same period in 1995. The increase was $138,000 or 29.2% during the quarter ended September 30, 1996 compared to the third quarter in 1995 and there was a decrease of $95,000 or 18.4% compared to the first three months of 1996. The increase during the first nine months of 1996 was due primarily to increases in service charges on deposit accounts as well as an increase in gains on sale of loans. Service charges on deposit accounts increased $210,000 or 29.2% to $929,000 during the nine months ended September 30, 1996. Service charges on deposit accounts increased $74,000 or 29.1% during the quarter ended September 30, 1996 compared to the same quarter in 1995. Gains on sales of loans totaled $482,000 and $316,000 during the nine months ended September 30, 1996 and 1995, respectively, which represented an increase of 52.5%, and $160,000 and $138,000 during the quarters ended September 30, 1996 and 1995, respectively, which reflected a 15.9% increase in 1996 over the corresponding period in 1995.

NON-INTEREST EXPENSES

Non-interest expense consists primarily of employee salaries and benefits, occupancy, furniture and equipment expense and other operating expenses. Total non-interest expense increased $827,000 or 19.1% during the first nine months of 1996 compared to the same period in 1995. The increase for the quarter ended September 30, 1996 was $425,000 or 29.7% as compared to the comparable quarter in 1995 and $92,000 or 5.2% as compared to the second three months of 1996. The increases in non-interest expense are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's expanded operations, which included the opening of a new branch in 1995. The number of full-time equivalent employees increased to 137 at September 30, 1996, an increase from 111 at September 30, 1995. This included 130 at the Bank and 7 at DeKalb. Increases in occupancy and furniture and equipment expenses were also due to the Company's expanded operations. Other operating expenses for the nine months ended September 30, 1996 increased 7.4% to $1,051,000 from $978,000 for the comparable period in 1995. Other operating expenses increased $109,000 or 39.8% during the quarter ended September 30, 1996 as compared to the same period in 1995 and decreased $109,000 or 32.5% as compared to the second three months of 1996.

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

INCOME TAXES

The Company's income tax expense was $1,241,000 for the nine months ended September 30, 1996, an increase of $456,000 over the comparable period in 1995. Income tax expense was $443,000 for the quarter ended September 30, 1996, an increase of $134,000 over the same period in 1995. The percentage of income tax expense to net income before taxes was 32.5% and 29.7% for the nine months ended September 30, 1996 and 1995, respectively and 32.1% and 30.3% for the quarters ended September 30, 1996 and 1995, respectively. The percentage of income tax expense to net income before taxes was 33.0% for the second three months of 1996. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 5.7% for the nine months ended September 30, 1996 compared to 6.2% for the nine months ended September 30, 1995.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 13.1% to $256,398,000 during the nine months ended September 30, 1996 from $226,689,000 at December 31, 1995. Total assets increased $8,331,000 or 3.4% and $14,762,000 or 6.5% during the three-month period ended September 30, 1996. Loans, net of allowance for possible loan losses ("Net Loans"), totaled $174,902,000 at September 30, 1996 or a 12.6% increase compared to $146,738,000 at December 31, 1995. Net Loans increased $9,690,000 or 5.9% during the quarter ended September 30, 1996.
These increases were primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its underwriting standards. Investment securities increased $73,000 or 0.14% to $52,096,000 at September 30, 1996 from $52,023,000 at December 31, 1995.
Investment securities increased $473,000 or 0.90% during the three months ended September 30, 1996. The increase in securities was reduced by an increase in the net unrealized loss by $353,000 during the nine month period ending September 30, 1996. Federal funds sold decreased $5,486,000 to $2,556,000 at September 30, 1996 from $8,042,000 at December 31, 1995 due to increased loan demand during the year.

Total liabilities increased by 8.8% to $226,648,000 at September 30, 1996 compared to $208,291,000 at December 31, 1995. The increase by quarter totaled $5,951,000 or 2.7% and $12,406,000 or 6.0% during the quarters ended September 30, 1996 and March 31, 1996, respectively. These increases were composed primarily of a $16,735,000 or 8.4% increase in total deposits and an increase of $1,529,000 or 22.8% in securities sold under repurchase agreements during the nine months ended September 30, 1996.

The following schedule details selected information as to non-performing loans of the Company at September 30, 1996 and December 31, 1995:

                                                                    September 30, 1996
                                                                ---------------------------
                                                                Past due
                                                                 90 days
                                                                 or more        Non-accrual
                                                                ---------       -----------
                                                                   (In Thousands)
Real estate loans                                               $      85         $    13
Installment loans                                                     114             195
Credit cards                                                           15             -
Commercial, financial
         and agricultural loans                                        18               6
                                                                   ------        --------
Total 90 days or more past due and
         non-accrual loans                                      $     232        $    214
                                                                =========        ========

Total 90 days or more past due
         and non-accrual loans                                        $     446
Renegotiated loans                                                           -
                                                                       ---------
Total 90 days or more past due, non-
         accrual and renegotiated loans                                $     446
                                                                       =========

                                                                    December 31, 1995
                                                                 -------------------------
                                                                 Past due
                                                                 90 days
                                                                 or more        Non-accrual
                                                                 --------       -----------
                                                                       (In Thousands)
Real estate loans                                                $    -               -
Installment loans                                                     154             113
Credit cards                                                            9             -
Commercial, financial
         and agricultural loans                                         8               4
                                                                   ------         -------
Total 90 days or more past due and
         non-accrual loans                                         $  171         $   117
                                                                   ======         =======
Total 90 days or more past due
         and non-accrual loans                                          $    288
Renegotiated loans                                                            -
                                                                        --------
Total 90 days or more past due, non-
         accrual and renegotiated loans                                 $    288
                                                                        ========

Non-performing loans at September 30, 1996 totaled $446,000, an increase of 69.3% from $288,000 at December 31, 1995. During the three months ended September 30, 1996, non-performing loans increased $52,000 or 13.2% from $394,000 at June 30, 1996. The increase in non-performing loans in the first nine months of 1996 is due primarily to an increase in the installment loans 90 or more days past due.

At September 30, 1996, loans totaling $516,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $134,000 are secured by real estate, $204,000 are commercial and $178,000 are installment loans. The collateral values securing these loans total approximately $334,000 ($142,000 secured by real property, $115,000 relating to commercial loans and $77,000 related to installment loans). The internally classified loans have declined from $1,631,000 at December 31, 1995, to $514,000 at September 30, 1996. This
decrease is represented by a decrease of $1,079,000 in loans secured by real estate and a decrease of $36,000 of other various types of loans. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

Fixed assets net of depreciation increased $2,504,000 during the first nine months of 1996 to $8,625,000. Of this increase. $665,000 can be attributed to the addition of DeKalb and $1,148,000 was the result of a new addition to the main office of the Bank. The remainder is attributed to additional furniture, fixtures and equipment for the locations as well as additions to the computer system. Construction was completed in October 1996.

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

Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 1996, the Company's liquid assets totaled $26,285,000.

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

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $19,653,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1996 loans of approximately $112,777,000 either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $26,867,000 will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the next twelve months.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability program, management is positioned to effectively manage its liquidity in the near term.

CAPITAL POSITION AND DIVIDENDS

At September 30, 1996, total stockholders' equity was $20,605,000 or 8.0% of total assets, which compares with $18,398,000 or 8.1% of total assets at December 31, 1995. The dollar increase in stockholders' equity during the nine months ended September 30, 1996 results from the Company's net income of $2,579,000 less the net effect of a $219,000 increase in the net unrealized loss on investment securities net of applicable income taxes and cash dividends declared of $950,000 (of which $740,000 was reinvested under the Company's dividend reinvestment plan.)

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company, the Bank and DeKalb. These guidelines classify capital into two categories of Tier I and Tier II capital. Total capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company, Bank and DeKalb have none, and a part of the allowance for possible loans losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company, Bank and DeKalb to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.

At September 30, 1996 the Company's total risk-based capital ratio was 14.7% and their Tier I risk-based capital ratio was approximately 13.4% compared to ratios of 13.8% and 12.6%, respectively at December 31, 1995.

At September 30, 1996 the Bank's total risk-based capital ratio was 13.0% and its Tier I risk-based capital ratio was approximately 11.7% compared to ratios of 13.8% and 12.5%, respectively at December 31, 1995.

At September 30, 1996 DeKalb's total risk-based capital ratio was 52.8% and its Tier I risk-based capital ratio was approximately 52.8%.

The required leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company, Bank and DeKalb is 4.0%. At September 30, 1996 the Company had a leverage ratio of 9.0%, compared to 8.2% at December 31, 1995. At September 30, 1996 the Bank had a leverage ratio of 7.9%, compared to 8.1% at December 31, 1995. At September 30, 1996 DeKalb had a leverage ratio of 120.7%. Dividends of $950,000 and $740,000 were declared by the Company during the first nine months ended September 30, 1996 and 1995, respectively.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate has not materially impacted the Company's results of operations.

                          WILSON BANK HOLDING COMPANY

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         During September 1996 the Company filed applications with the Tennessee Department of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System for the authorization to establish a new bank subsidiary under the name "Community Bank of Smith County" in Carthage, Tennessee ("Smith County Bank"). As stated in those applications, as part of the organization of Smith County Bank, Smith County Bank will sell 50% (175,000 shares) of its Common Stock to persons who reside in or own businesses in Smith County, Tennessee. The Company will purchase the other 50% (175,000 shares) of Smith County Bank's Common Stock. Each of the shares sold to members of the public and the Company will be sold for $10.00 per share and Smith County Bank will be initially capitalized with $3,500,000 (less organizational expenses estimated at approximately $100,000). The Company intends to open the Smith County Bank for operation in late December of 1996.



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



                                   WILSON BANK HOLDING COMPANY
                                           (Registrant)




DATE: November 14, 1996            /s/ Randall Clemons
      -----------------            -------------------------------------------
                                   Randall Clemons, President and
                                   Chief Executive Officer




DATE: November 14, 1996            /s/ Becky Taylor
      -----------------            -------------------------------------------
                                   Becky Taylor, Vice President, Cashier
                                   and Principal Accounting Officer