Form 10-K405
period 1996-12-31
WILSON BANK HOLDING CO
filed 1997-03-31
CIK 885275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 1996
Commission file number 0-10402

                           WILSON BANK HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

           Tennessee                                   62-1497076
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

623 West Main Street
Lebanon, Tennessee                                         37087
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:
(615) 444-2265
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $2.00 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X  No
                                                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1997, was approximately $36,458,389. The market value calculation was determined using $30.25 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 15, 1997, were 1,392,182.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K    Documents from which portions are incorporated by reference
-----------------    -----------------------------------------------------------

Part II Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Items 5, 6, 7 and 8.

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 15, 1997 are incorporated by reference into Items 10, 11, 12 and 13.

                           WILSON BANK HOLDING COMPANY
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I ...........................................................................................................1

ITEM 1.     DESCRIPTION OF BUSINESS...............................................................................1
            GENERAL...............................................................................................1
            FINANCIAL AND STATISTICAL INFORMATION.................................................................2
            REGULATION AND SUPERVISION............................................................................2
            COMPETITION...........................................................................................3
            MONETARY POLICIES.....................................................................................4
            EMPLOYMENT............................................................................................4

ITEM 2.     DESCRIPTION OF PROPERTY...............................................................................4

ITEM 3.     LEGAL PROCEEDINGS.....................................................................................4

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................5

PART II ..........................................................................................................5

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..............................................5

ITEM 6.     SELECTED FINANCIAL DATA...............................................................................5

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................5

ITEM 8.     FINANCIAL STATEMENTS..................................................................................5

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................5

PART III .........................................................................................................5

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................5

ITEM 11.    EXECUTIVE COMPENSATION................................................................................6

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................6

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................6

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................6
                  (a)      Exhibits...............................................................................6
                  (b)      Reports on Form 8-K....................................................................7

SIGNATURES  ......................................................................................................8

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Wilson Bank Holding Company (the "Company") was incorporated on March 17, 1992 under the laws of the State of Tennessee. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Wilson Bank and Trust (the "Bank") and act as a one bank holding company. On November 17, 1992, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of a plan of share exchange and agreement.

All of the Company's banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, the Bank's wholly-owned subsidiary Hometown Finance, Inc., DeKalb Community Bank ("DCB") and Community Bank of Smith County ("CBSC"). The Bank on December 31, 1996 had seven full service banking offices located in Wilson County, Tennessee. Hometown Finance, Inc., a finance company organized under the Tennessee Industrial Loan and Thrift Companies Act (the "Finance Company") had one office in Lebanon on December 31, 1996. DCB had one office located in Smithville, Tennessee and CBSC had one office located in Carthage, Tennessee. The Finance Company began operations in September 1994, DCB in April 1996 and CBSC in December 1996 and, to date, their revenues and expenses have not had a material effect on the earnings of the Company.

The Company's principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank's branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; and the Wal-Mart Super Center, Lebanon, Tennessee. The Finance Company is located at 502 West Main, Lebanon, Tennessee 37087. Management believes that Wilson County offers an environment for continued growth and the Company's target market consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse affect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.

The Bank was organized in 1987 to provide Wilson County a locally owned, locally managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service oriented banking services to its targeted market. For the year ended December 31, 1996, the Company reported net earnings of approximately $3.1 million and had total assets of approximately $275.3 million at December 31, 1996.

On February 20, 1997 the Bank opened a branch in Hartsville in adjacent Trousdale County under the name "Trousdale Bank and Trust, an office of Wilson Bank and Trust."

On October 16, 1995, the Company filed an application to form a branch in DeKalb County, Tennessee and subsequently filed a related application to incorporate such branch as a de novo bank under the name DeKalb Community Bank on November 29, 1995. The application was approved on March 8, 1996 and DCB opened for business on April 18, 1996. DCB is 50% owned by the Company and 50% owned by residents of DeKalb County. DCB received approval on December 5, 1996 to open a full service branch in Alexandria, Tennessee and it is anticipated to open later in 1997. DCB is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956.

Management believes that DeKalb County offers an environment for continued growth since it is geographically close to Wilson County, and two locally-owned banks in DeKalb County recently were acquired by larger banks. DCB offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. DCB does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse affect on the business of DCB. Furthermore, no concentration of loans exists within a single industry or group of related industries.

On August 28, 1996, the Company filed an application to form a de novo bank in Smith County, Tennessee under the name Community Bank of Smith County. The application was approved on November 25, 1996 and CBSC opened for business on December 16, 1996. CBSC is 50% owned by the Company and 50% owned by residents of Smith County. CBSC is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956. Management believes that Smith County offers an environment for continued growth since it is contiguous to Wilson County and has only three other financial institutions. CBSC offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. It is anticipated that CBSC will not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse affect on the business of CBSC. Furthermore, no concentration of loans should exist within a single industry or group of related industries.

FINANCIAL AND STATISTICAL INFORMATION

The Company's audited financial statements, selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996 filed as Exhibit 13 to this Form 10-K (the "1996 Annual Report"), are incorporated herein by reference.

REGULATION AND SUPERVISION

In addition to the information set forth herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in Item 6 hereof, further discusses recent banking legislation and regulation and should be reviewed in conjunction herewith.

The Company, the Bank, DCB, CBSC and the Finance Company are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and is qualified in its entirety by reference to such statutes. Other state and federal legislation and regulations directly and indirectly affecting banks are likely to be enacted or implemented in the future; however, such legislation and regulations and their effect on the business of the Company and its subsidiary cannot be predicted.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act") and is registered with the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to file annual reports with, and is subject to examination by, the Board. The Bank, DCB, CBSC and the Finance Company are chartered under the laws of the state of Tennessee and are subject to the supervision of, and are regularly examined by, the Tennessee Department of Financial Institutions. The Bank, DCB and CBSC are also regularly examined by the Federal Deposit Insurance Corporation.

Under the Tennessee Bank Structure Act, a bank holding company which controls 30% or more of the total deposits in all federally insured financial institutions in Tennessee is prohibited from acquiring any bank in Tennessee. Furthermore, no bank holding company may acquire any bank in Tennessee that has been in operation less than five years or organize a new bank in Tennessee, except in the case of certain interim bank mergers and acquisitions of banks in financial difficulty. State banks and national banks in Tennessee, however, may establish branches anywhere in the state.

Under the Act, a bank holding company may not directly or indirectly acquire ownership or control or more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board. In addition, bank holding companies are generally prohibited under the Act from engaging in non-banking activities, subject to certain exceptions. Under the Act, the Board is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

Recently, congress enacted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") which authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning on June 1, 1997. In addition, on that date, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 1, 1997. Tennessee has enacted interstate branching laws in response to the federal law which, effective June 1, 1997, will prohibit the establishment or acquisition in Tennessee by any bank of a branch office, branch bank or other branch facility in Tennessee except (i) a Tennessee-Chartered Bank, (ii) a national bank which has its main office in Tennessee or (iii) a bank which merges or consolidates with a Tennessee-Chartered bank or national bank with its main office in Tennessee.

The Company, Bank, DCB and CBSC are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act, respectively, on any extensions of credit to the bank holding company or its subsidiary, on investments in the stock or other securities of the bank holding company or its subsidiary, and on taking such stock or other securities as collateral for loans of any borrower.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") covers a wide expanse of banking regulatory issues. FDICIA deals with recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters.

The Financial Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.

The maximum permissible rates of interest on most commercial and consumer loans made by the Bank and the Finance Company are governed by Tennessee's general usury law and the Tennessee Industrial Loan and Thrift Companies Act ("Industrial Loan Act"). Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is applicable to the Finance Company and also is generally applicable to most of the loans made by the Bank in Tennessee, authorizes an interest rate of up to 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

COMPETITION

The banking industry is highly competitive. The Company, through its subsidiary, competes with national and state banks for deposits, loans, and trust and other services.

The Bank competes with much larger commercial banks in Wilson County, including three banks owned by regional multi-bank holding companies headquartered out of Tennessee and four banks owned by Tennessee multi-bank holding companies. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition the Bank competes with one commercial bank headquartered in Wilson County and one headquartered in an adjacent county. Two credit unions provide additional competition.

DCB competes with much larger commercial banks in DeKalb County, including two banks owned by Tennessee multi-bank holding companies. Both of these banks were previously locally owned banks which were recently acquired by the larger banks. While these institutions enjoy existing depositor relationships and greater financial resources than the DCB and can be expected to offer a wider range of banking services, DCB can expect to attract customers since it is locally owned and most loan and management decisions will be made at the local level. In addition the Bank competes with one commercial bank headquartered in DeKalb County and one headquartered in an adjacent county.

CBSC competes with three commercial banks in or near Smith County, including two banks based in Smith County and one based in an adjacent county. These institutions enjoy existing depositor relationships; however, the Company can be expected to offer a wider range of banking services at CBSC through its financial resources as well as programs offered by other subsidiaries of the Company.

Given the competitive market place, the Company makes no predictions as to how its relative position will change in the future.

MONETARY POLICIES

The results of operations of the Bank and the Company are affected by the policies of the regulatory authorities, particularly the Board. An important function of the Board is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements relating to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans and paid for deposits. Policies of the regulatory agencies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The effect of such policies upon the future business and results of operations of the Company, Bank, DCB and CBSC cannot be predicted with accuracy.

EMPLOYMENT

The Company and is subsidiaries collectively employ 145 full-time equivalent employees and 16 part-time employees. Additional personnel will be hired to meet future growth.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has six branch locations located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee and 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee. Each of the branch facilities contains approximately 1,000 square feet of space, except the Mt. Juliet office, which contains approximately 16,000 square feet of space. The Bank owns four of these branch facilities and leases the Lebanon facility at Tennessee Boulevard under a long term lease. The Finance Company's principal place of business is at 502 West Main Street, Lebanon, Tennessee in a building of approximately 1,000 square feet, which the Bank leases. The Bank also leases space at three locations within Wilson County where it maintains and operates automatic teller machines. The Bank purchased a trailer in early 1997 which can be used as a bank facility for use at new branch locations of the Company while a permanent building is being constructed. The Bank will use this while the facility is being constructed at Hartsville.

DCB a new bank facility at 576 West Broad Street in Smithville, Tennessee containing approximately 6,800 square feet of space. This serves as the main office for DCB. CBSC is currently leasing office space at 1210 Main Street North. Sites are being studied upon which CBSC intends to construct a new bank facility.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending at December 31, 1996, against the Company, the Bank, DCB, CBSC or the Finance Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information required by this item is contained under the heading "Wilson Bank Holding Company Common Stock Market Information" on page 54 of the Company's 1996 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is contained under the heading "Wilson Bank Holding Company Financial Highlights Unaudited" on page 10 of the Company's 1996 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained under the heading as set forth for this item on pages 11 through 21 of the Company's 1996 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements and the independent auditors report of Maggart & Associates, P.C. required by this item are contained in pages 22 through 53 and on page 22, respectively, of the Company's 1996 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference herein by reference to "Election of Directors" in the Company's Proxy Statement. The information required by this item with respect to executive officers is set forth below:

         James Randall Clemons (44) - Mr. Clemons is President and Chief Executive Officer of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

         Becky Taylor (52) - Ms. Taylor is the principal accounting officer of the Company and a Senior Vice-President and Cashier of the Bank. She has served as Vice President and Cashier of the Bank since May 1987 and as the principal accounting officer of the Company since its formation in March 1992. She has held her positions with the Bank since it commenced operations. From 1963 to 1987, Ms. Taylor was employed by Lebanon Bank, Lebanon, Tennessee, where her duties included Data Processing Coordinator, Auditor, Security Officer and Compliance Officer. Ms. Taylor held the title of Vice President and Cashier of Lebanon Bank.

         Elmer Richerson (44) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Currently, Mr. Richerson is an Executive Vice President and Senior Loan Officer of the Bank and oversees the branch administration for the Bank.

         Larry Squires (44) - Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank's investment and brokerage center.

         Gary Whitaker (39) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, branch manager, construction lending, retail marketing, automobile lending, loan administration, operations analyst and most recently Vice President. His principal duties include overseeing the Bank's lending function and loan operations.

         Barry T. Buckley (44) - Mr. Buckley joined the Company in October 1995 as Vice President of Development. He also serves as Chief Executive Officer for DCB and CBSC. Prior to joining the Company, Mr. Buckley served as President and Chief Executive Officer of TransFinancial Bank Tennessee, N.A. in Cookeville from April 1994 until September 1995. Mr. Buckley also served as President and Chief Executive Officer of Peoples Bank and Trust of the Cumberlands ("Peoples") located in Cookeville from its formation in 1988 until its acquisition by TransFinancial Bancorp, Inc. and conversion to TransFinancial Bank Tennessee, N.A. Mr. Buckley served as President and Chief Executive Officer of Peoples Financial Services, Inc. (the parent company of Peoples) from 1988 until its acquisition.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3.1 Charter (previously filed as Exhibit 3(a) to the Company's Registration Statement on Form S-4 dated March 18, 1992 (Registration No. 33-46469) and incorporated herein by reference).

               3.2 Bylaws (previously filed as Exhibit 3(a) to the Company's Registration Statement on Form S-4 dated March 18, 1992 (Registration No. 33-46469) and incorporated herein by reference).

               13.1 Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 1996, incorporated by reference into items 5, 6, 7 and 8.

               21.1        Subsidiaries of the Company.

               27          Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WILSON BANK HOLDING COMPANY


                                    By: /s/ J. Randall Clemons
                                       --------------------------------
                                        J. Randall Clemons
                                        President and Chief Executive Officer

                                    Date: March 25, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                      Title                              Date
           ---------                      -----                              ----
 /s/ J. Randall Clemons             President, Chief                    March 25, 1997
------------------------------      Executive Officer
J. Randall Clemons                  and Director


 /s/ Becky Taylor                   Principal                           March 25, 1997
------------------------------      Accounting Officer
Becky Taylor                        and Chief Financial
                                    Officer


 /s/ Charles Bell                   Director                            March 25, 1997
------------------------------
Charles Bell


 /s/ Jack W. Bell                   Director                            March 25, 1997
------------------------------
Jack W. Bell


 /s/ Mackey Bentley                 Director                            March 25, 1997
------------------------------
Mackey Bentley


 /s/ James F. Comer                 Director                            March 25, 1997
------------------------------
James F. Comer


 /s/ Jerry L. Franklin              Director                            March 25, 1997
------------------------------
Jerry L. Franklin


 /s/ John B. Freeman                Director                            March 25, 1997
------------------------------
John B. Freeman


 /s/ Marshall Griffith              Director                            March 25, 1997
------------------------------
Marshall Griffith

           Signature                      Title                              Date
           ---------                      -----                              ----
 /s/ Harold R. Patton               Director                            March 25, 1997
------------------------------
Harold R. Patton


 /s/ James Anthony Patton           Director                            March 25, 1997
------------------------------
James Anthony Patton


 /s/ John R. Trice                  Director                            March 25, 1997
------------------------------
John R. Trice


 /s/ Robert T. VanHooser, Jr.       Director                            March 25, 1997
------------------------------
Robert T. VanHooser, Jr.