Form 10-Q
period 1997-03-31
WILSON BANK HOLDING CO
filed 1997-05-14
CIK 885275

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



MARK ONE

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1997

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

                 623 West Main Street, Lebanon, Tennessee 37087
                 ----------------------------------------------
              (Address of principal executive offices and Zip Code)

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

Common stock outstanding:  1,392,182 shares at May 11, 1997.

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary Wilson Bank & Trust ("WB&T" or "Wilson") and its 50% owned subsidiaries DeKalb Community Bank ("DCB" or "DeKalb") and Community Bank of Smith County ("CBSC") are as follows:

     Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.

     Consolidated Statements of Income - For the three months ended March 31, 1997 and 1996.

     Consolidated Statements of Cash Flows - For the three months ended March 31, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

                           WILSON BANK HOLDING COMPANY

                           Consolidated Balance Sheets

                      March 31, 1997 and December 31, 1996

                                   (Unaudited)

                                                                 Mar. 31,       Dec. 31,
                                                                   1997           1996
                                                                     (In Thousands)

                           ASSETS
                           ------
Loans (less allowance for possible loan
     losses of $2,609,000 and $2,452,000
     respectively)                                             $   195,965   $   183,642

Securities:
     Held-to-maturity, at cost (market
     value of $26,313,000 and $26,702,000
     respectively)                                                  26,313        26,535
Available-for-sale, at market (amortized
     cost $32,317,000 and $28,888,000,
     respectively)                                                  32,208        29,010
                                                               -----------   -----------
Total securities                                                    58,521        55,545
                                                               -----------   -----------

Loans held for sale                                                    737         2,219
Federal funds sold                                                  25,697        10,626
                                                               -----------   -----------
     Total earning assets                                          280,920       252,032
                                                               -----------   -----------

Cash and due from banks                                              8,580         9,938
Bank premises and equipment, net                                    10,099         9,614
Accrued interest receivable                                          2,330         2,063
Other real estate                                                      244             -
Organizational costs                                                    98           104
Deferred income tax asset                                              682           612
Other assets                                                           931           941
                                                               -----------   -----------
     TOTAL ASSETS                                              $   303,884   $   275,304
                                                               ===========   ===========


See accompanying notes to unaudited consolidated financial statements.

                         (Continued on following page.)

                           WILSON BANK HOLDING COMPANY

                           Consolidated Balance Sheets

                      March 31, 1997 and December 31, 1996

                                   (Unaudited)

                         (Continued from previous page)


                                                                 Mar. 31,       Dec. 31,
                                                                   1997           1996
                                                                     (In Thousands)

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

               LIABILITIES
               -----------
Deposits                                                       $   270,355   $   243,250
Securities sold under agreement to
         repurchase                                                  6,240         5,616
Accrued interest                                                     1,593         1,356
Other liabilities                                                      465           405
Minority interest in assets of subsidiary                            3,378         3,425
                                                               -----------   -----------
        Total liabilities                                          282,031       254,052
                                                               -----------   -----------

          STOCKHOLDERS' EQUITY
Common stock, $2.00 par value per share;
         authorized 5,000,000 shares; 1,392,182
         and 1,363,838 issued and outstanding at
         March 31, 1997 and December 31, 1996,
         respectively                                                2,784         2,756
Additional paid-in capital                                           7,072         6,684
Retained earnings                                                   12,059        11,737
Net unrealized appreciation (losses) on
         available-for-sale securities, net of
         tax benefit of $47,000 and income
         taxes of $46,000, respectively                                (62)           75
                                                               -----------   -----------
         Total stockholders' equity                                 21,853        21,252
                                                               -----------   -----------
Commitments and contingencies                                            -             -
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   303,884   $   275,304
                                                               ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

               For the Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)


                                                                   Three Months Ended
                                                                        Mar. 31,
                                                                   1997          1996
                                                                  (Dollars In Thousands
                                                                Except Per Share Amounts)
Interest income:
         Interest and fees on loans                            $     4,717   $     3,769
         Interest and dividends on securities:
                  Taxable securities                                   587           464
                  Exempt from Federal income taxes                     279           283
         Interest on loans held for sale                                26            23
         Interest on federal funds sold                                260           185
         Interest on interest-bearing deposits in
                  financial institutions                                 -             2
                                                               -----------   -----------
         Total interest income                                       5,869         4,726
                                                               -----------   -----------

Interest expense:
         Interest on negotiable order of
                  withdrawal accounts                                  167           149
         Interest on money market and
                  savings accounts                                     541           464
         Interest on certificates of deposit                         2,045         1,689
         Interest on securities sold under
                  agreement to repurchase                               70            70
                                                               -----------   -----------
         Total interest expens                                       2,823         2,372
                                                               -----------   -----------

Net interest income before provisions for
         possible loan losses                                        3,046         2,354
Provision for possible loan losses                                     187           131
                                                               -----------   -----------
Net interest income after provision for
         possible loan losses                                        2,859         2,223
                                                               -----------   -----------

Non-interest income:
         Service charges on deposit accounts                           333           290
         Other fees and commissions                                     81           116
         Gain on sale of loans                                         134           158
         Minority interest in net loss of
                  subsidiary                                            33             -
                                                               -----------   -----------
         Total non-interest income                                     581           564
                                                               -----------   -----------


                          (Continued on following page)

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

               For the Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)

                         (Continued from previous page)

                                                                   Three Months Ended
                                                                        Mar. 31,
                                                                   1997          1996
                                                                  (Dollars In Thousands
                                                                Except Per Share Amounts)
Non-interest expenses:
         Salaries and employee benefits                              1,183           877
         Occupancy expenses, net                                       153            87
         Furniture and equipment expense                               322           196
         Data processing expense                                       139            73
         Other operating expenses                                      441           330
         Minority interest in net earnings of
                  subsidiary                                            11             -
                                                               -----------   -----------
         Total non-interest expenses                                 2,249         1,563
                                                               -----------   -----------

Earnings before income taxes                                         1,191         1,224
Income taxes                                                           387           396
                                                               -----------   -----------
Net earnings                                                   $       804   $       828
                                                               ===========   ===========

Weighted average number of shares of
         common stock outstanding                                1,387,479     1,359,149
                                                               ===========   ===========

Net earnings per share                                         $      0.58          0.61
                                                               ===========   ===========

Dividends per share                                            $      0.35          0.35
                                                               ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

                  For the Three Months March 31, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                                                   Three Months Ended
                                                                        Mar. 31,
                                                                   1997          1996
                                                                  (Dollars In Thousands
Cash flows from operating activities:
     Interest received                                         $     5,600   $     4,677
     Fees and commissions received                                     405           273
     Proceeds from sale of loans                                     9,510         7,582
     Origination of loans held for sale                             (7,894)       (7,380)
     Interest paid                                                  (2,586)       (2,265)
     Cash paid to suppliers and employees                           (2,138)       (1,338)
     Income taxes paid                                                (187)         (171)
                                                               -----------   -----------
              Net cash provided by operating
                   activities                                        2,710         1,378
                                                               -----------   -----------

Cash flows from investing activities:
     Proceeds from maturities of
              held-to-maturity securities                            5,619         1,603
     Proceeds from maturities of
              available-for-sale securities                          2,858         5,548
     Proceeds from sales of
              available-for-sale securities                            250             -
     Purchase of held-to-maturity
              securities                                            (4,046)       (3,043)
     Purchase of available-for-sale
              securities                                            (7,868)       (3,616)
     Proceeds from sale of fixed assets                                  -             1
     Loans made to customers,
              net of repayments                                    (12,754)       (2,976)
     Purchase of premises and equipment                               (719)         (797)
                                                               -----------   -----------
              Net cash used in
                   investing activities                            (16,660)       (3,280)
                                                               -----------   -----------

Cash flows from financing activities:
     Net increase in non-interest bearing,
             savings and NOW deposit accounts                       12,608         7,324
     Net increase in time deposits                                  14,497         4,799
     Increase (decrease) in securities sold
             under agreement to repurchase                             624           (56)
     Sale of minority owned commercial
             bank subsidiary common stock                                -         1,750

                          (Continued on following page)

                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                         (Continued from previous page)

         Dividends paid                                               (482)         (472)
         Proceeds from reinvestment of
         dividends - sale of common stock                              416           391
                                                               -----------   -----------
Net cash provided by financing activities                           27,663        13,736
                                                               -----------   -----------
Net increase (decrease) in cash and
         cash equivalents                                           13,713        11,834
Cash and cash equivalents at beginning of
         period                                                     20,564        17,189
                                                               -----------   -----------
Cash and cash equivalents at end of
         period                                                $    34,277   $    29,023
                                                               ===========   ===========


Reconciliation of net earnings to net cash
         provided by operating activities:
Net earnings                                                   $       804   $       828
         Adjustments to reconcile net earnings
                  to net cash provided by operating
                  activities:
         Depreciation and amortization                                 250           145
         Provision for loan losses                                     187           131
         Net loss of minority interest of
                  commercial bank subsidiary                           (33)            -
         Net earnings of minority interest of
                  commercial bank subsidiary                            11             -
         Federal Home Loan Bank stock dividends                        (12)          (11)
         Decrease in refundable income taxes                             -            80
         Increase in taxes payable                                     200           145
         (Increase) decrease in other assets, net                       61          (133)
         Decrease in loans held for sale                             1,482            44
         Increase in interest receivable                              (267)          (45)
         Increase in deferred tax asset                                (70)            -
         Increase (decrease) in other liabilities                     (140)           87
         Increase in interest payable                                  237           107
                                                               -----------   -----------
                  Total adjustments                                  1,906           550
                                                               -----------   -----------
Net cash provided by operating activities                      $     2,710   $     1,378
                                                               ===========   ===========

                          (Continued on following page)

                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                         (Continued from previous page)


Supplemental schedule of noncash activities:

         Unrealized gain (loss) in values of
            securities available for sale, net
            of tax benefit of $93,000 and income
            taxes of $86,000 for the three months
            ended March 31, 1997 and 1996, respectively.       $      (137)  $      (141)
                                                               ===========   ===========

         Loans transferred to other real estate                $       244             -
                                                               ===========   ===========


See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Wilson Bank Holding Company (the "Company") and its wholly-owned subsidiary, Wilson Bank and Trust ("WB&T") along with DeKalb Community Bank ("DCB"), a 50% owned subsidiary, and Community Bank of Smith County ("CBSC"), a 50% owned subsidiary. DCB opened for business on April 18, 1996 and CBSC opened for business on December 16, 1996. WB&T also has a wholly-owned consolidated subsidiary, Hometown Finance Company ("HFC"), which is a consumer finance company.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months ended March 31, 1997 and 1996. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1996 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited consolidated financial information of the registrant Wilson Bank Holding Company ("Company") presented here includes its wholly-owned subsidiary Wilson Bank & Trust ("WB&T") and its consumer finance subsidiary Hometown Finance Company ("HFC") along with the Company's subsidiaries DeKalb Community Bank ("DCB") and Community Bank of Smith County ("CBSC") of which there are minority interest ownerships.

RESULTS OF OPERATIONS

Net earnings decreased 2.9% to $804,000 for the three months ended March 31, 1997 from $828,000 in the first three months of 1996. The decrease in net earnings during the three months ended March 31, 1997 was primarily due to a 43.9% increase in non-interest expenses and a 2.8% decrease in non-interest income despite a 29.4% increase in net interest income.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $1,143,000 or 24.2% during the three months ended March 31, 1997 as compared to the same period in 1996. The increase in 1997 was primarily attributable to an increase in average earning assets, combined with an increase in weighted average interest rates. The ratio of average earning assets to total average assets was 93.2% and 93.7% for the quarters ended March 31, 1997 and 1996.

Interest expense increased $451,000 or 19.0% for the three months ended March 31, 1997 as compared to the same period in 1996. The overall increase in total interest expense for the first three months of 1997 was primarily attributable to an increase in average interest-bearing liabilities. The foregoing resulted in an increase in net interest income of $692,000 or 29.4% for the first three months of 1997 as compared to the same period in 1996.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $187,000 and $131,000, for the first three months of 1997 and 1996, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $2,609,000, an increase of 6.4% from $2,452,000 at December 31, 1996. The allowance for possible loan losses as a percentage of total outstanding loans (excluding loans held for sale) was 1.31% at March 30, 1997 compared to 1.32% at December 31, 1996.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at March 31, 1997 to be adequate. Transactions related to the allowance for possible loan losses were as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                  1997           1996
                                                                     (In Thousands)
Balance, January 1, 1997 and 1996, respectively                $     2,452   $     1,944
Add (deduct):
         Losses charged to allowance                                   (42)          (45)
         Recoveries credited to allowance                               12            24
         Provision for loan losses                                     187           131
                                                               -----------   -----------
Balance, March 31, 1997 and 1996,
         respectively                                          $     2,609   $     2,054
                                                               ===========   ===========

NON-INTEREST INCOME

The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of investment securities and the offsetting effect of third party interests in the results of operations of CBSC. Total non-interest income for the three months ended March 31, 1997 increased by 3.0% to $581,000 from $564,000 for the same period in 1996. The increase during the first three months of 1997 was due primarily to increases in service charges on deposit accounts. Service charges on deposit accounts increased $43,000 or 14.8% to $333,000 during the three months ended March 31, 1997. Gains on sales of loans totaled $134,000 and $158,000 during the three months ended March 31, 1997 and 1996, respectively, which represented a decrease of 15.1%. Other fees and commissions decreased by $35,000, or 30.1%, during the first quarter of 1997 as compared to the corresponding quarter in 1996. The Company also recognized income of $33,000 from the portion of the net loss attributable to the minority interest shareholders of CBSC.

NON-INTEREST EXPENSES

Non-interest expense consists primarily of employee salaries and benefits, occupancy, furniture and equipment expense and other operating expenses. Total non-interest expense increased $686,000 or 43.9% during the first three months of 1997 compared to the same period in 1996. The increases in non-interest expense are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's expanded operations, which included the opening of the two new banks (DCB and CBSC) after the first quarter of 1996. The number of full-time equivalent employees increased to 159 at March 31, 1997, an increase from 137 at March 31, 1996. This included 141 at WB&T, 3 at HFC, 9 at DCB and 6 at CBSC.

Increases in occupancy and furniture and equipment expenses were also due to the Company's expanded operations including the expansion to the main office of WB&T which was completed in October 1996 as well as the additions of the branch in Hartsville and the addition of DCB and CBSC. These combined categories totaled $475,000 for the first quarter of 1997 as compared to $283,000 in the first quarter of 1996, a 67.8% increase. Data processing expenses increased $66,000, or 90.4%, during the first quarter of 1997 as compared to the first quarter of 1996 due to the additions of DCB and CBSC as well as some computer system upgrades including check imaging which was added in late 1996.

Other operating expenses for the three months ended March 31, 1997 increased 33.6% to $441,000 from $330,000 for the comparable period in 1996. These other operating expenses include supplies, advertising, director fees, postage, telephone expense and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

The Company's income tax expense was $387,000 for the three months ended March 31, 1997, a decrease of $9,000 over the comparable period in 1996. The percentage of income tax expense to net income before taxes was 32.5% and 32.4% for the quarters ended March 31, 1997 and 1996, respectively.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 10.4% to $303,884,000 during the three months ended March 31, 1997 from $275,304,000 at December 31, 1996. Loans, net of allowance for possible loan losses ("Net Loans"), totaled $195,965,000 at March 31, 1997 or a 6.7% increase compared to $183,642,000 at December 31, 1996. These increases were primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its underwriting standards as well as growth at the two newer banks. Securities increased $2,976,000 or 5.4% to $58,521,000 at March 31, 1997 from $55,545,000 at December 31, 1996. The increase in securities was impacted by a change in fair market value of the securities available-for-sale by $231,000 during the three month period ending March 31, 1997. Federal funds sold increased $15,071,000 to $25,697,000 at March 31, 1997 from $10,626,000 at December 31, 1996 due to the growth in deposits at WB&T as well as DCB and CBSC during the quarter.

Total liabilities increased by 11.0% to $282,031,000 at March 31, 1997 compared to $254,052,000 at December 31, 1996. These increases were composed primarily of a $27,105,000 or 11.1% increase in total deposits and an increase of $624,000 or 11.1% in securities sold under repurchase agreements during the three months ended March 31, 1997.

The following schedule details selected information as to non-performing loans of the Company at March 31, 1997 and December 31, 1996:

                                                                     March 31, 1997
                                                                     --------------
                                                                 Past due
                                                                 90 days
                                                                 or more     Non-accrual
                                                                 -------     -----------
                                                                     (In Thousands)

Real estate loans                                              $       298   $        12
Installment loans                                                      371           219
Credit cards                                                            11             -
Commercial, financial
         and agricultural loans                                         40            39
                                                               -----------   -----------
Total 90 days or more past due and
         non-accrual loans                                     $       720   $       270
                                                               ===========   ===========

Total 90 days or more past due
         and non-accrual loans                                        $       990
Renegotiated loans                                                              -
                                                                      -----------
Total 90 days or more past due, non-
         accrual and renegotiated loans                               $       990
                                                                      ===========

                                                                   December 31, 1996
                                                                   -----------------
                                                                 Past due
                                                                 90 days
                                                                 or more     Non-accrual
                                                                 -------     -----------
                                                                     (In Thousands)

Real estate loans                                              $       344            59
Installment loans                                                      370           177
Commercial, financial
         and agricultural loans                                         80            24
                                                               -----------   -----------
Total 90 days or more past due and
         non-accrual loans                                     $       794   $       260
                                                               ===========   ===========

Total 90 days or more past due
         and non-accrual loans                                        $     1,054
Renegotiated loans                                                              -
                                                                      -----------
Total 90 days or more past due, non-
         accrual and renegotiated loans                               $     1,054
                                                                      ===========

Non-performing loans at March 31, 1997 totaled $990,000, a decrease of 6.1% from $1,054,000 at December 31, 1996.

At March 31, 1997, loans totaling $575,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $182,000 are secured by real estate, $186,000 are commercial and $207,000 are installment loans. The collateral values securing these loans total approximately $420,000 ($187,000 secured by real property, $150,000 relating to commercial loans and $83,000 related to installment loans). The internally classified loans have increased from $561,000 at December 31, 1996, to $575,000 at March 31, 1997. This increase is represented by an increase of $17,000 in loans secured by real estate and a decrease of $3,000 of other various types of loans. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

Bank premises and equipment net of accumulated depreciation increased $485,000 during the three months of 1997 to $10,099,000. Most of this increase can be attributed to the expansion of the Tennessee Boulevard branch of WB&T as well as the addition of a WB&T location in Hartsville.

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

Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 1997, the Company's liquid assets totaled $45,626,000.

The Company's primary source of liquidity is a stable core deposit base. In addition short-term investments, loan payments and investment security maturities provide a secondary source.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the Company. These meetings focus on the spread between the Company's cost of funds and interest yields generated primarily through loans and investments.

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $18,507,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company's loan portfolio. At March 31, 1997 loans of approximately $125,158,000 either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $44,419,000 will become due during the next twelve months. Certificates of deposit less than $100,000 of approximately $78,683,000 will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the next twelve months.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability program, management is positioned to effectively manage its liquidity in the near term.

CAPITAL POSITION AND DIVIDENDS

At March 31, 1997, total stockholders' equity was $21,853,000 or 7.2% of total assets, which compares with $21,252,000 or 7.7% of total assets at December 31, 1996. The dollar increase in stockholders' equity during the three months ended March 31, 1997 results from the Company's net income of $804,000 less $137,000 which is the net effect of the change in the net unrealized loss on securities available for sale net of applicable income taxes along with cash dividends declared of $482,000 (of which $416,000 was reinvested under the Company's dividend reinvestment plan.)

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company, WB&T, DCB and CBSC. These guidelines classify capital into two categories of Tier I and Tier II capital. Total capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company, WB&T, DCB and CBSC have none, minority interest and a part of the allowance for possible loans losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company, WB&T, DCB and CBSC to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.

At March 31, 1997 the Company's total risk-based capital ratio was 14.0% and their Tier I risk-based capital ratio was approximately 12.8% compared to ratios of 15.0% and 13.7%, respectively at December 31, 1996.

At March 31, 1997 WB&T's total risk-based capital ratio was 11.4% and its Tier I risk-based capital ratio was approximately 10.2% compared to ratios of 11.7% and 10.4%, respectively at December 31, 1996.

At March 31, 1997 DCB's total risk-based capital ratio was 33.8% and its Tier I risk-based capital ratio was approximately 32.6% compared to ratios of 40.9% and 39.8%, respectively at December 31, 1996.

At March 31, 1997 CBSC's total risk-based capital ratio was 83.1% and its Tier I risk-based capital ratio was approximately 82.0% compared to ratios of 256.9% and 256.9%, respectively at December 31, 1996.

The required leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company, WB&T, DCB and CBSC is 4.0%.

At March 31, 1997 the Company had a leverage ratio of 8.7%, compared to 9.2% at December 31, 1996. At March 31, 1997 WB&T had a leverage ratio of 6.9%, compared to 7.06% at December 31, 1996. At March 31, 1997 DCB had a leverage ratio of 19.8% compared to 24.6% at December 31, 1996. At March 31, 1997 CBSC had a leverage ratio of 39.5% compared to 125.0% at December 31, 1996.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate has not materially impacted the Company's results of operations.

                           WILSON BANK HOLDING COMPANY

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

During February 1997, WB&T opened a branch in Hartsville, Tennessee, operating under the name "Trousdale Bank and Trust, an Office of Wilson Bank and Trust."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     (27) Financial Data Schedule (for SEC use only).

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    WILSON BANK HOLDING COMPANY
                    ---------------------------
                    (Registrant)




DATE: May 12, 1997  /s/ Randall Clemons
     -------------  --------------------------------------------------
                    Randall Clemons, President and
                    Chief Executive Officer




DATE: May 12, 1997  /s/ Becky Taylor
     -------------  --------------------------------------------------
                    Becky Taylor, Vice President, Cashier
                    and Principal Accounting Officer