Form 10-Q
period 1997-06-30
WILSON BANK HOLDING CO
filed 1997-08-13
CIK 885275

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



MARK ONE

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1997

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

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

YES     X            NO
    --------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding:  1,407,429 shares at August 5, 1997.

PART I:           FINANCIAL INFORMATION

Item 1.           Financial Statements


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary Wilson Bank & Trust ("WB&T" or Wilson") and its subsidiaries DeKalb Community Bank ("DCB" or "DeKalb" ) and Community Bank of Smith County ("CBSC" or "Smith") of which there is also a minority interest ownership are as follows:

         Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.

         Consolidated Statements of Income - For the six months ended June 30, 1997 and 1996.

         Consolidated Statements of Income - For the quarters ended June 30, 1997 and 1996.

         Consolidated Statements of Cash Flows - For the six months ended June 30, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

                           WILSON BANK HOLDING COMPANY

                           Consolidated Balance Sheets

                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                         June 30,   December 31,
                                                           1997         1996
                                                             (In Thousands)
                           ASSETS
Loans (less allowance for possible loan
         losses of $2,758,000 and $2,452,000
         respectively)                                    $ 215,276   $ 183,642

Securities:
         Held-to-maturity, at cost (market
         value of $26,188,000 and $26,702,000
         respectively)                                       26,126      26,535
Available-for-sale, at market (amortized
         cost $33,680,000 and $28,888,000,
         respectively)                                       33,806      29,010
                                                            --------------------
Total securities                                             59,932      55,545
                                                            -------------------

Loans held for sale                                           1,527       2,219
Federal funds sold                                           15,330      10,626
                                                           --------------------
         Total earning assets                               292,065     252,032
                                                           --------------------

Cash and due from banks                                       8,669       9,938
Bank premises and equipment, net                             10,958       9,614
Accrued interest receivable                                   2,489       2,063
Other real estate                                               228         -
Organizational costs                                             91         104
Deferred income tax asset                                       610         612
Other assets                                                  1,240         941
                                                          ---------------------
   TOTAL ASSETS                                           $ 316,350   $ 275,304
                                                          =====================

See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                           Consolidated Balance Sheets

                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                   (Continued)

                                                          June 30,  December 31,
                                                            1997        1996
                                                             (In Thousands)

      LIABILITIES AND STOCKHOLDERS' EQUITY
               LIABILITIES
Deposits                                                  $ 281,521   $ 243,250
Securities sold under agreement to
         repurchase                                           6,592       5,616
Accrued interest                                              1,606       1,356
Other liabilities                                               228         405
Minority interest in assets of subsidiary                     3,398       3,425
                                                            -------------------
         Total liabilities                                  293,345     254,052
                                                            -------------------

             STOCKHOLDERS' EQUITY
Common stock, $2.00 par value per share;
         authorized 5,000,000 shares; 1,392,182
         and 1,378,074 issued and outstanding at
         June 30, 1997 and December 31, 1996,
         respectively                                         2,784       2,756
Additional paid-in capital                                    7,072       6,684
Retained earnings                                            13,070      11,737
Net unrealized appreciation on available-
         for-sale securities, net of tax
         benefits of $48,000 and taxes
         of $46,000, respectively                                79          75
                                                           --------------------
         Total stockholders' equity                          23,005      21,252
                                                           --------------------
Commitments and contingencies
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 316,350   $ 275,304
                                                           ====================

See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

                 For the Six Months Ended June 30, 1997 and 1996

                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                               1997      1996
                                                           (Dollars In Thousands
                                                          Except Per Share Amounts)
Interest income:
         Interest and fees on loans                           $10,005   $ 7,786
         Interest and dividends on securities:
                  Taxable securities                            1,196       951
                  Exempt from Federal income taxes                561       561
         Interest on loans held for sale                           54        43
         Interest on federal funds sold                           439       333
         Interest on interest-bearing deposits in
                  financial institutions                            0         5
                                                               ----------------
         Total interest income                                 12,255     9,679
                                                               ----------------

Interest expense:
         Interest on negotiable order of
                  withdrawal accounts                             299       263
         Interest on money market and
                  savings accounts                              1,154       914
         Interest on certificates of deposit                    4,224     3,384
         Interest on securities sold under
                  agreement to repurchase                         143       162
                                                                ---------------
         Total interest expense                                 5,820     4,723
                                                                ---------------

Net interest income before provisions for
         possible loan losses                                   6,435     4,956
Provision for possible loan losses                                388       277
                                                                ---------------
Net interest income after provision for
         possible loan losses                                   6,047     4,679
                                                                ---------------

Non-interest income:
         Service charges on deposit accounts                      698       601
         Other fees and commissions                               284       140
         Gain on sale of loans                                    314       322
         Minority interest in net loss of
            subsidiaries                                           22        17
                                                                ---------------
     Total non-interest income                                  1,318     1,080
                                                                ---------------

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

                 For the Six Months Ended June 30, 1997 and 1996

                                   (Unaudited)

                                   (Continued)

Non-interest expenses:
         Salaries and employee benefits                        2,491     1,902
         Occupancy expenses, net                                 293       183
         Furniture and equipment expense                         680       409
         Data processing expense                                 289       154
         Other operating expenses                                905       668
                                                               ---------------
         Total non-interest expenses                           4,658     3,316
                                                               ---------------

Earnings before income taxes                                   2,707     2,443
Income taxes                                                     893       798
                                                             -----------------
Net earnings                                                 $ 1,814   $ 1,645
                                                             =================


Weighted average number of shares of
         common stock outstanding                          1,389,844  1,361,494

Net earnings per share                                       $  1.31       1.21

Dividends per share                                          $   .35        .35

See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

                  For the Quarters Ended June 30, 1997 and 1996

                                   (Unaudited)

                                                             Quarters Ended
                                                                 June 30,
                                                            1997         1996
                                                          (Dollars In Thousands
                                                       Except Per Share Amounts)
Interest income:
         Interest and fees on loans                        $ 5,288      $ 4,017
         Interest and dividends on securities:
                  Taxable securities                           609          487
                  Exempt from Federal income taxes             282          278
         Interest on loans held for sale                        28           20
         Interest on federal funds sold                        179          148
         Interest on interest-bearing deposits in
                  financial institutions                        -             3
                                                             ------------------
     Total interest income                                   6,386        4,953
                                                             ------------------

Interest expense:
         Interest on negotiable order of
                  withdrawal accounts                          132          114
         Interest on money market and
                  savings accounts                             613          450
         Interest on certificates of deposit                 2,179        1,695
         Interest on securities sold under
                  agreement to repurchase                       73           92
                                                             ------------------
     Total interest expense                                  2,997        2,351
                                                             ------------------

Net interest income before provisions for
         possible loan losses                                3,389        2,602
Provision for possible loan losses                             201          146
                                                             ------------------
Net interest income after provision for
         possible loan losses                                3,188        2,456
                                                             ------------------

Non-interest income:
         Service charges on deposit accounts                   365          311
         Other fees and commissions                            150           24
         Gain on sale of loans                                 180          164
         Minority interest in net loss of
             subsidiaries                                        3           17
                                                             ------------------
         Total non-interest income                             698          516
                                                             ------------------

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

                  For the Quarters Ended June 30, 1997 and 1996

                                   (Unaudited)

                                   (Continued)

Non-interest expenses:
         Salaries and employee benefits                        1,308      1,025
         Occupancy expenses, net                                 140         96
         Furniture and equipment expense                         358        213
         Data processing expense                                 150         81
         Other operating expenses                                414        338
                                                             ------------------
         Total non-interest expenses                           2,370      1,753
                                                             ------------------

Net earnings before income taxes                               1,516      1,219
Income taxes                                                     506        402
                                                             ------------------
Net earnings                                                 $ 1,010     $  817
                                                             ==================

Weighted average number of shares of
         common stock outstanding                          1,392,182  1,363,838

Net earnings per share                                       $   .73     $  .60

Dividends per share                                          $    -          -

See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                            1997         1996
                                                              (In Thousands)
Cash flows from operating activities:
         Interest received                                $  11,811    $  9,579
         Fees and commissions received                          679         848
         Proceeds from sale of loans                         18,974      13,848
         Origination of loans held for sale                 (17,968)    (14,087)
         Interest paid                                       (5,570)     (4,642)
         Cash paid to suppliers and employees                (4,299)     (3,093)
         Income taxes paid                                     (939)       (647)
                                                           --------------------
                  Net cash provided by operating
                      activities                              2,688       1,806
                                                           --------------------
Cash flows from investing activities:
         Proceeds from maturities of
                  held-to-maturity securities                 4,450       1,984
         Proceeds from maturities of
                  available-for-sale securities               5,312       6,013
         Purchase of held-to-maturity
                  securities                                 (4,046)     (4,368)
         Purchase of available-for-sale
                  securities                                (10,080)     (5,110)
         Loans made to customers,
                  net of repayments                         (32,250)    (18,751)
         Purchase of premises and equipment                  (1,821)     (1,608)
                                                           --------------------
                  Net cash used in
                      investing activities                  (38,435)    (21,840)
                                                           --------------------
Cash flows from financing activities:
         Net increase in non-interest bearing,
              savings and NOW deposit accounts               21,319       8,651
         Net increase in time deposits                       16,952       8,084
         Increase in securities sold
                  under agreement to repurchase                 976       1,529
         Sale of minority owned commercial
                  bank subsidiary common stock                   -        1,750
         Dividends paid                                        (481)       (472)

                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Continued)

                                                            Six Months Ended
                                                                 June 30,
                                                            1997         1996
                                                            (In Thousands)

         Proceeds from reinvestment of dividends
                  - sale of common stock                      416           391
                                                         ----------------------
                  Net cash provided by financing
                      activities                           39,182        19,933
                                                         ----------------------
Net increase (decrease) in cash and
         cash equivalents                                   3,435          (101)
                                                         ----------------------

Cash and cash equivalents at beginning of
         period                                            20,564        17,189
                                                         ----------------------

Cash and cash equivalents at end of
         period                                          $ 23,999      $ 17,088
                                                         ======================


Reconciliation of net earnings to net cash
         provided by operating activities:
Net earnings                                             $  1,814       $ 1,645
         Adjustments to reconcile net
              earnings to net cash
              provided by operating
              activities:
         Depreciation and amortization                        497           305
         Provision for loan losses                            388           277
         Net loss of minority interest of
              commercial bank subsidiary                      (22)          (17)
         FHLB stock dividends reinvested                      (25)          (33)
         Decrease in refundable income taxes                   -             80
         Increase (decrease) in taxes payable                 (50)           68
         Decrease (increase) in other assets, net            (299)          110
         Decrease (increase)in loans held for sale            692          (561)
         Increase in interest receivable                     (426)          (93)
         Increase in other liabilities                       (131)          (56)
         Increase in interest payable                         250            81
                                                          ---------------------
              Total adjustments                               874           161
                                                          ---------------------

Net cash provided by operating activities                 $ 2,688       $ 1,806
                                                          =====================

                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Continued)

Supplemental schedule of noncash activities:

    Unrealized gain (loss) in values of securities
        available for sale, net of taxes of
        $2,000 and $169,000 for the six
        months ended June 30, 1997 and 1996,
        respectively.                                    $    4        $  (276)
                                                         =====================


         Transfer of loans to other real estate          $  288        $   -
                                                         =====================


See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Wilson Bank Holding Company (the "Company") and its wholly-owned subsidiary, Wilson Bank and Trust ("WB&T") along with DeKalb Community Bank ("DCB"), a 50% owned subsidiary, and Community Bank of Smith County ("CBSC"), a 50% owned subsidiary. DCB opened for business on April 18, 1996 and CBSC opened for business on December 16, 1996. WB&T also has a wholly-owned consolidated subsidiary, Hometown Finance Company, which is a consumer finance company.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of operations for the six months ended June 30, 1997 and 1996 and the three months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1996 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

Net earnings increased 10.3% to $1,814,000 for the six months ended June 30, 1997 from $1,645,000 in the first six months of 1996. Net earnings were $1,010,000 for the quarter ended June 30, 1997, an increase of $193,000 or 23.6% from $817,000 for the three months ended June 30, 1996 and an increase of $206,000 or 25.6% from the quarter ended March 31, 1997. The increase in net earnings during the six months ended June 30, 1997 was primarily due to a 29.8% increase in net interest income along with a 22.0% increase in non-interest income as compared to a 40.5% increase in non-interest expenses.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $2,576,000 or 26.6% during the six months ended June 30, 1997 as compared to the same period in 1996. The increase in total interest income was $1,433,000 or 28.9% for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 and $517,000 or 8.8% over the first three months of 1997. The increase in 1996 was primarily attributable to an increase in average earning assets, combined with an increase in weighted average interest rates. The addition of CBSC and growth of DCB added to the increase of the average earning assets. The ratio of average earning assets to total average assets was 92.9% and 93.2% for the quarters ended June 30, 1997 and March 31, 1997, respectively, and 92.2% and 94.6% for the six months ended June 30, 1997 and 1996, respectively.

Interest expense increased $1,097,000 or 23.2% for the six months ended June 30, 1997 as compared to the same period in 1996. The increase was $646,000 or 27.5% for the three months ended June 30, 1997 as compared to the same period in 1996. Interest expense increased $174,000 or 6.2% for the quarter ended June 30, 1997 over the quarter ended March 31, 1997. The overall increase in total

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest expense for the first six months of 1997 was primarily attributable to an increase in weighted average interest-bearing liabilities. The foregoing resulted in an increase in net interest income of $1,479,000 or 29.8% for the first six months of 1997 as compared to the same period in 1996. The increase in net interest income was $787,000 or 30.3% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 and an increase of $343,000 or 11.3% when compared to the first quarter of 1997.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $388,000 and $277,000, for the first six months of 1997 and 1996, respectively. The provision for loan losses during the three month periods ended June 30, 1997 and 1996 was $201,000 and $146,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $2,758,000, an increase of 12.5% from $2,452,000 at December 31, 1996. The allowance for possible loan losses as a percentage of total outstanding loans (excluding loans held for sale) was 1.26% at June 30, 1997 compared to 1.32% at December 31, 1996.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at June 30, 1997 to be adequate. Transactions related to the allowance for possible loan losses were as follows:

                                                             Six Months Ended
                                                                 June 30,
                                                             1997         1996
                                                             (In Thousands)
Balance, January 1, 1997 and 1996, respectively             $ 2,452     $ 1,944
Add (deduct):
         Losses charged to allowance                           (108)        (55)
         Recoveries credited to allowance                        26           6
         Provision for loan losses                              388         277
                                                            -------------------
Balance, June 30, 1997 and 1996, respectively               $ 2,758     $ 2,172
                                                            ===================


                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST INCOME

The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of investment securities and the offsetting effect of third party interests in the results of operations of the subsidiary banks. Total non-interest income for the six months ended June 30, 1997 increased by 22.0% to $1,318,000 from $1,080,000 for the same period in 1996. The increase was $182,000 or 35.2% during the quarter ended June 30, 1997 compared to the second quarter in 1996 and there was an increase of $78,000 or 12.6% compared to the first three months of 1997. The increase during the first six months of 1997 was due primarily to increases in service charges on deposit accounts as well as an increase in gains on sale of loans. Service charges on deposit accounts increased $97,000 or 16.1% to $698,000 during the six months ended June 30, 1997. Service charges on deposit accounts increased $54,000 or 17.4% during the quarter ended June 30, 1997 compared to the same quarter in 1996. Gains on sales of loans totaled $314,000 and $322,000 during the six months ended June 30, 1997 and 1996, respectively, which represented a decrease of 2.5%, and $180,000 and $164,000 during the quarters ended June 30, 1997 and 1996, respectively, which reflected a 9.8% increase in 1997 over the corresponding period in 1996.

NON-INTEREST EXPENSES

Non-interest expense consists primarily of employee salaries and benefits, occupancy, furniture and equipment expense and other operating expenses. Total non-interest expense increased $1,342,000 or 40.5% during the first six months of 1997 compared to the same period in 1996. The increase for the quarter ended June 30, 1997 was $617,000 or 35.2% as compared to the comparable quarter in 1996 and $82,000 or 3.6% as compared to the first three months of 1996. The increases in non-interest expense are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's expanded operations, which included the opening of a new branch in 1997. The number of full-time equivalent employees increased to 159 at June 30, 1997, an increase from 133 at June 30, 1996. This number of employees includes 143 at the Bank, 10 at DCB and 6 at CBSC. Salaries and employee benefits increased $589,000, or 31.0% during the first six months of 1997 as compared to the corresponding period in 1996 and $283,000, or 27.6%

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

during the second quarter of 1997 as compared to the second quarter of 1996. Increases in net occupancy expenses ($110,000 or 60.1% during the first six months of 1997 and $44,000 or 45.8% during the second quarter of 1997) and furniture and equipment expenses ($271,000 or 66.3% during the first six months of 1997 and $145,000 or 68.1% during the second quarter of 1997) were also due to the Company's expanded operations. Other operating expenses for the six months ended June 30, 1997 increased 35.5% to $905,000 from $668,000 for the comparable period in 1996 and increased 22.5% from $338,000 to $414,000 for the second quarter of 1997.

These other operating expenses include Federal Deposit Insurance Corporation premiums assessed on deposits, supplies and general operating costs, which increased as a result of continued growth of the Company.

INCOME TAXES

The Company's income tax expense was $893,000 for the six months ended June 30, 1997, an increase of $95,000, or 11.9%, over the comparable period in 1996. Income tax expense was $506,000 for the quarter ended June 30, 1997, an increase of $104,000, or 25.9%, over the same period in 1996. The percentage of income tax expense to net income before taxes was 33.0% and 32.7% for the six months ended June 30, 1997 and 1996, respectively and 33.4% and 33.0% for the quarters ended June 30, 1997 and 1996, respectively. The percentage of income tax expense to net income before taxes was 32.5% for the first three months of 1997. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 4.6% for the six months ended June 30, 1997 compared to 5.8% for the six months ended June 30, 1996.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 14.9% to $316,374,000 during the six months ended June 30, 1997 from $275,304,000 at December 31, 1996. Total assets increased $12,490,000 or 4.1% and $28,580,000 or 10.4% during the three-month periods ended June 30, 1997 and March 31, 1997, respectively. Loans, (net of allowance for possible loan losses, unearned interest and excluding loans held for sale - "Net Loans"), totaled $215,276,000 at June 30, 1997 and increased 17.2% from to $183,642,000 at December 31, 1996. Net Loans increased $19,323,000 or 9.9% and $12,323,000 or 6.7% during the quarters ended June 30, 1997 and March 31, 1997, respectively. These increases were primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its underwriting standards as well as the growth of DCB and CBSC. Investment securities increased $4,387,000 or 7.9% to $59,932,000 at June 30, 1997 from $55,545,000 at December 31, 1996. Investment securities increased $1,411,000 or 2.4% during the three months ended June 30, 1997 and increased $2,976,000 or 5.4% during the quarter ended March 31, 1997. The increase in securities included a net unrealized gain on securities available for sale of $127,000 during at June 30, 1997 as compared to $121,000 at December 31, 1996. Federal funds sold increased $4,704,000, or 44.3%, to $15,330,000 at June 30, 1997 from $10,626,000 at December 31, 1996. Federal funds decreased 40.3% during the second quarter of 1997 from a balance of approximately $25,697,000 at March 31, 1997.

Total liabilities increased by 15.5% to $293,345,000 at June 30, 1997 compared to $254,052,000 at December 31, 1996. The increase by quarter totaled $11,339,000 or 4.5% and $27,979,000 or 10.5% during the quarters ended June 30,
1997 and March 31, 1997, respectively. This increase during the six months ended June 30, 1997 was composed primarily of a $38,271,000 or 15.7% increase in total deposits and an increase of $976,000 or 17.4% in securities sold under repurchase agreements. Deposits increased $11,166,000 and $27,105,000 during the second and first quarters of 1997, respectively.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following schedule details selected information as to non-performing loans of the Company at June 30, 1997 and December 31, 1996:

                                                             June 30, 1997
                                                             -------------
                                                         Past due
                                                          90 days
                                                          or more    Non-accrual
                                                          -------    -----------
                                                            (In Thousands)
Real estate loans                                         $    144         -
Installment loans                                              292        147
Credit cards                                                    10         -
Commercial, financial
     and agricultural loans                                    134         39
                                                          -------------------
Total 90 days or more past due and
   non-accrual loans                                      $    580        186
                                                          ===================

Total 90 days or more past due
     and non-accrual loans                                      $     766
Renegotiated loans                                                     -
                                                              --------------
Total 90 days or more past due, non-
    accrual and renegotiated loans                              $      766
                                                              ===============

                                                            December 31, 1996
                                                            -----------------
                                                          Past due
                                                          90 days
                                                          or more    Non-accrual
                                                          -------    -----------
                                                             (In Thousands)
Real estate loans                                         $    344         59
Installment loans                                              370        177
Credit cards                                                     -         -
Commercial, financial
     and agricultural loans                                     80         24
                                                          -------------------
Total 90 days or more past due and
   non-accrual loans                                      $    794        260
                                                          ===================

Total 90 days or more past due
     and non-accrual loans                                      $  1,054
Renegotiated loans                                                    -
                                                             --------------
Total 90 days or more past due, non-
    accrual and renegotiated loans                              $  1,054
                                                             ==============

Non-performing loans at June 30, 1997 totaled $766,000, a decrease

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of 27.3% from $1,054,000 at December 31, 1996. During the three months ended June 30, 1997, non-performing loans decreased $224,000 or 22.6% from $990,000 at March 31, 1997. The decrease in non-performing loans in the first six months of 1997 is due primarily to a decrease in loans 90 or more days past due by approximately $214,000 (which includes a decrease in real estate mortgage loans by $200,000.)

At June 30, 1997, loans totaling $541,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $320,000 are secured by real estate, $31,000 are commercial and $190,000 are installment loans. The collateral values securing these loans total approximately $402,000 ($362,000 secured by real property, $7,000 relating to commercial loans and $33,000 related to installment loans). The internally classified loans have declined from $561,000 at December 31, 1996, to $541,000 at June 30, 1997. This decrease is represented by a decrease of $155,000 in commercial loans and a decrease of $17,000 of installment loans along with an increase of $180,000 in loans secured by real estate. The increase in loans secured by real estate and decrease in commercial loans was the result of additional real estate collateral being obtained on a loan previously classified as commercial. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

Fixed assets net of depreciation increased $1,344,000 during the first six months of 1997 to $10,958,000. An increase of approximately $459,000 can be attributed to the construction in progress of the branch in Hartsville; an increase of approximately $210,000 can be attributed to additions to two branches in Lebanon and an increase of approximately $308,000 relates to the addition of CBSC.

LIQUIDITY AND ASSET MANAGEMENT

The Company's management seeks to maximize net interest income by managing the Company's assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities.

Liquid assets include cash and cash equivalents, securities and money market instruments that will mature within one year. At June 30, 1997, the Company's liquid assets totaled $23,987,000.

The Company's primary source of liquidity is a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide secondary sources.

Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the banks. These meetings focus on the spread between the Company's cost of funds and interest yields generated primarily through loans and investments.

The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $12.1 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1997 loans of approximately $67.5 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of approximately $40.8 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the next twelve months.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability program, management is positioned to effectively manage its liquidity in the near term.

CAPITAL POSITION AND DIVIDENDS

At June 30, 1997, total stockholders' equity was $23,005,000 or 7.3% of total assets, which compares with $21,252,000 or 7.7% of total assets at December 31, 1996. The dollar increase in stockholders' equity during the six months ended June 30, 1997 results from the Company's net income of $1,814,000 less the net effect of a $4,000 increase in the net unrealized gain on investment securities net of applicable income taxes and cash dividends declared of $482,000 (of which $417,000 was reinvested under the Company's dividend reinvestment plan.)

The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company, WB&T, DCB and CBSC. These guidelines classify capital into two categories of Tier I and Tier II capital. Total capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which there is none, and a part of the allowance for possible loans losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the Company, WB&T, DCB and CBSC to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%.

The Company experienced loan growth in excess of 17% (approximately $31,000,000) during the first six months of 1997 while stockholder's equity grew by 8% (approximately $2,000,000). As a result, the risk-weighted assets increased significantly and caused

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

a decrease in the risk-based capital ratios of the Company and WB&T. Despite the slight decrease, the Company and its subsidiaries are still "well capitalized" by FDIC definitions.

At June 30, 1997 the Company's total risk-based capital ratio was 12.2% and its Tier I risk-based capital ratio was approximately 10.9% compared to ratios of 15.0% and 13.7%, respectively at December 31, 1996.

At June 30, 1997 WB&T's total risk-based capital ratio was 11.5% and its Tier I risk-based capital ratio was approximately 10.2% compared to ratios of 11.7% and 10.4%, respectively at December 31, 1996.

At June 30, 1997 DCB's total risk-based capital ratio was 27.3% and its Tier I risk-based capital ratio was approximately 26.2% compared to ratios of 33.8% and 32.6%, respectively at December 31, 1996.

At June 30, 1997 CBSC's total risk-based capital ratio was 51.8% and its Tier I risk-based capital ratio was approximately 50.7% compared to ratios of 256.9% and 256.9%, respectively at December 31, 1996.

The required leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company, WB&T, DCB and CBSC is 4.0%. At June 30, 1997 the Company had a leverage ratio of 7.6%, compared to 9.2% at December 31, 1996. At June 30, 1997 WB&T had a leverage ratio of 7.2%, compared to 7.1% at December 31, 1996. At June 30, 1997 DCB had a leverage ratio of 17.1% compared to 24.6% at December 31, 1996. At June 30, 1997 CBSC had a leverage ratio of 30.7% compared to 125.0% at December 31, 1996.

Dividends of $482,000 and $462,000 were declared and paid by the Company during the six months ended June 30, 1997 and 1996, respectively. Of these amounts paid, $417,000 and $391,000 were reinvested in the Company's common stock during the six months ended June 30, 1997 and 1996, respectively.

IMPACT OF INFLATION

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.

                           WILSON BANK HOLDING COMPANY

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held April 15, 1997.

(b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the selection of Maggart & Associates, P.C. as independent auditors for the Company for 1997 was ratified. The following are the voting results on each of the matters:

 (1) Election of the entire board of directors who are as follows:

                      Total         Number of Shares Voting:
                      Shares                              Broker
                      Voting      For    Against Withheld Non-Votes
                     ----------------------------------------------
    Charles Bell      792,929   790,219      0    2,710      0
    Jack Bell         792,929   790,219      0    2,710      0
    Mackey Bentley    792,929   790,219      0    2,710      0
    Randall Clemons   792,929   790,219      0    2,710      0
    Jimmy Comer       792,929   790,219      0    2,710      0
    Jerry Franklin    792,929   790,219      0    2,710      0
    John Freeman      792,929   790,219      0    2,710      0
    Marshall Griffith 792,929   790,219      0    2,710      0
    Harold Patton     792,929   790,219      0    2,710      0
    James Patton      792,929   790,219      0    2,710      0
    John Trice        792,929   788,309      0    4,620      0
    Bob VanHooser     792,929   790,219      0    2,710      0


(2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

        Total             Number of Shares Voting:
        Shares                                        Broker
        Voting         For     Against    Abstain    Non-Votes
        ------------------------------------------------------
        792,929      783,230      223      9,476      0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
         (27) Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                           WILSON BANK HOLDING COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WILSON BANK HOLDING COMPANY
                                  (Registrant)




DATE: August 12, 1997                 /s/ Randall Clemons
     ------------------               -----------------------------------
                                      Randall Clemons, President and
                                      Chief Executive Officer




DATE: August 12, 1997                 /s/ Becky Taylor
     ------------------               -------------------------------------
                                      Becky Taylor, Vice President, Cashier
                                      and Principal Accounting Officer