Form 10-Q
period 1997-09-30
WILSON BANK HOLDING CO
filed 1997-11-14
CIK 885275

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



        MARK ONE

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1997
                                               ------------------
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

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

YES   X    NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding:  1,407,429 shares at November 11, 1997.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary Wilson Bank & Trust ("WB&T" or "Wilson") and its subsidiaries DeKalb Community Bank ("DCB" or "DeKalb" ) and Community Bank of Smith County ("CBSC" or "Smith") of which there is also a minority interest ownership are as follows:

         Consolidated Balance Sheets - September 30, 1997 and December 31, 1996.

         Consolidated Statements of Income - For the nine months ended September 30, 1997 and 1996.

         Consolidated Statements of Income - For the quarters ended September 30, 1997 and 1996.

         Consolidated Statements of Cash Flows - For the nine months ended September 30, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

                           WILSON BANK HOLDING COMPANY

                           Consolidated Balance Sheets

                    September 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                               Sept. 30,  Dec. 31,
                                                                 1997       1996
                                                                 (In Thousands)

                           ASSETS
Loans (less allowance for possible loan
     losses of $2,899,000 and $2,452,000, respectively)        $229,325  $183,642

Securities:
     Held-to-maturity, at cost (market
     value of $25,574,000 and $26,702,000, respectively)         25,309    26,535
Available-for-sale, at market (amortized
     cost $36,390,000 and $28,888,000, respectively)             36,337    29,010
                                                               ------------------
Total securities                                                 61,646    55,545
                                                               ------------------

Loans held for sale                                               1,252     2,219
Federal funds sold                                               20,153    10,626
                                                               ------------------
     Total earning assets                                       312,376   252,032
                                                               ------------------

Cash and due from banks                                          11,560     9,938
Bank premises and equipment, net                                 11,729     9,614
Accrued interest receivable                                       2,707     2,063
Organizational costs                                                 84       104
Deferred income tax asset                                           596       612
Other assets                                                        959       941
                                                               ------------------
   TOTAL ASSETS                                                $340,011  $275,304
                                                               ==================



See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                           Consolidated Balance Sheets

                    September 30, 1997 and December 31, 1996

                                   (Unaudited)

                                   (Continued)

                                                            Sept. 30,    Dec. 31,
                                                               1997       1996
                                                                (In Thousands)

      LIABILITIES AND STOCKHOLDERS' EQUITY

               LIABILITIES
Deposits                                                    $301,430    $243,250
Securities sold under agreement to
     repurchase                                                9,110       5,616
Accrued interest                                               1,607       1,356
Other liabilities                                                292         405
Minority interest in assets of subsidiary                      3,426       3,425
                                                            --------------------
     Total liabilities                                       315,865     254,052
                                                            --------------------

          STOCKHOLDERS' EQUITY
Common stock, $2.00 par value per share;
     authorized 5,000,000 shares; 1,407,429
     and 1,378,074 issued and outstanding at
     September 30, 1997 and December 31, 1996,
     respectively                                              2,815       2,756
Additional paid-in capital                                     7,527       6,684
Retained earnings                                             13,684      11,737
Net unrealized appreciation on available-
     for-sale securities, net of taxes
     of $77,000 of $46,000, respectively                         120          75
                                                            --------------------
     Total stockholders' equity                               24,126      21,252
                                                            --------------------
Commitments and contingencies
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $340,011    $275,304
                                                            ====================



See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

              For the Nine Months Ended September 30, 1997 and 1996

                                   (Unaudited)



                                                             Nine Months Ended
                                                                  Sept. 30,
                                                              1997        1996
                                                           (Dollars In Thousands
                                                          Except Per Share Amounts)
Interest income:
    Interest and fees on loans                              $15,637      $12,114
    Interest and dividends on securities:
           Taxable securities                                 1,842        1,447
           Exempt from Federal income taxes                     841          848
    Interest on loans held for sale                              80           67
    Interest on federal funds sold                              676          398
    Interest on interest-bearing deposits in
           financial institutions                                 0            5
                                                            --------------------
    Total interest income                                    19,076       14,879
                                                            --------------------

Interest expense:
    Interest on negotiable order of
           withdrawal accounts                                  407          374
    Interest on money market and
           savings accounts                                   1,890        1,405
    Interest on certificates of deposit                       6,599        5,086
    Interest on securities sold under
           agreement to repurchase                              237          282
                                                            --------------------
    Total interest expense                                    9,133        7,147
                                                            --------------------

Net interest income before provisions for
    possible loan losses                                      9,943        7,732
Provision for possible loan losses                              575          442
                                                            --------------------
Net interest income after provision for
    possible loan losses                                      9,368        7,290
                                                            --------------------

Non-interest income:
    Service charges on deposit accounts                       1,072          929
    Other fees and commissions                                  485          263
    Gain on sale of loans                                       507          482
    Minority interest in net loss of
           subsidiaries                                           2           14
                                                            --------------------
    Total non-interest income                                 2,066        1,688
                                                            --------------------

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

              For the Nine Months Ended September 30, 1997 and 1996

                                   (Unaudited)

                                   (Continued)


Non-interest expenses:
         Salaries and employee benefits                  3,759      2,943
         Occupancy expenses, net                           456        284
         Furniture and equipment expense                   977        638
         Data processing expense                           471        242
         Other operating expenses                        1,305      1,051
                                                        -----------------
         Total non-interest expenses                     6,968      5,158
                                                        -----------------

Earnings before income taxes                             4,466      3,820
Income taxes                                             1,480      1,241
                                                        -----------------
Net earnings                                            $2,986     $2,579
                                                        =================


Weighted average number of shares of
         common stock outstanding                    1,394,103  1,366,333

Net earnings per share                                 $  2.14       1.89

Dividends per share                                    $   .80        .70



See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

               For the Quarters Ended September 30, 1997 and 1996

                                   (Unaudited)



                                                                Quarters Ended
                                                                   Sept. 30,
                                                                1997       1996
                                                            (Dollars In Thousands
                                                           Except Per Share Amounts)
Interest income:
         Interest and fees on loans                            $5,632    $ 4,328
         Interest and dividends on securities:
                  Taxable securities                              646        496
                  Exempt from Federal income taxes                280        287
         Interest on loans held for sale                           26         24
         Interest on federal funds sold                           237         65
                                                               -----------------
         Total interest income                                  6,821      5,200
                                                               -----------------

Interest expense:
         Interest on negotiable order of
                  withdrawal accounts                             108        111
         Interest on money market and
                  savings accounts                                736        491
         Interest on certificates of deposit                    2,375      1,702
         Interest on securities sold under
                  agreement to repurchase                          94        120
                                                               -----------------
         Total interest expense                                 3,313      2,424
                                                               -----------------

Net interest income before provisions for
         possible loan losses                                   3,508      2,776
Provision for possible loan losses                                187        165
                                                               -----------------
Net interest income after provision for
         possible loan losses                                   3,321      2,611
                                                               -----------------

Non-interest income:
         Service charges on deposit accounts                      374        328
         Other fees and commissions                               201        123
         Gain on sale of loans                                    193        160
                                                               -----------------
         Total non-interest income                                748        611
                                                               -----------------

                           WILSON BANK HOLDING COMPANY

                       Consolidated Statements of Earnings

               For the Quarters Ended September 30, 1997 and 1996

                                   (Unaudited)

                                   (Continued)

Non-interest expenses:
      Salaries and employee benefits                 1,268        1,041
      Occupancy expenses, net                          163          101
      Furniture and equipment expense                  297          229
      Data processing expense                          182           88
      Other operating expenses                         400          383
                                                    -------------------
      Total non-interest expenses                    2,310        1,845
                                                    -------------------

Net earnings before income taxes                     1,759        1,377
Income taxes                                           587          443
                                                    -------------------
Net earnings                                        $1,172       $  934
                                                    ===================

Weighted average number of shares of
      common stock outstanding                   1,392,182    1,375,908

Net earnings per share                            $   0.84     $   0.68

Dividends per share                               $   0.40     $   0.35




See accompanying notes to unaudited consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)


                                                              Nine Months Ended
                                                                  Sept. 30,
                                                            1997           1996
                                                               (In Thousands)
Cash flows from operating activities:
     Interest received                                    $ 18,406      $ 14,683
     Fees and commissions received                           1,528           995
     Proceeds from sale of loans                            30,908        24,956
     Origination of loans held for sale                    (29,434)      (24,296)
     Interest paid                                          (8,882)       (7,431)
     Cash paid to suppliers and employees                   (6,199)       (4,642)
     Income taxes paid                                      (1,617)       (1,178)
                                                          -----------------------
            Net cash provided by operating
               activities                                    4,710         3,087
                                                          -----------------------
Cash flows from investing activities:
     Proceeds from maturities of
            held-to-maturity securities                      5,286         3,038
     Proceeds from maturities of
            available-for-sale securities                   10,638         6,558
     Proceeds from sale of available-for-
            sale securities                                    500           -
     Proceeds from maturities of interest
            bearing time deposits                              -             100
     Purchase of held-to-maturity securities                (4,046)       (4,668)
     Purchase of available-for-sale securities             (18,378)       (5,360)
     Loans made to customers, net of repayments            (46,546)      (28,606)
     Proceeds from sale of premises and
            equipment                                          -               1
     Proceeds from sale of other real estate                   288           -
     Purchase of premises and equipment                     (2,840)       (2,924)
                                                          -----------------------
            Net cash used in investing activities          (55,098)      (31,861)
                                                          -----------------------


                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Continued)


                                                               Nine Months Ended
                                                                     Sept. 30,
                                                              1997          1996
                                                                (In Thousands)
Cash flows from financing activities:
       Net increase in non-interest bearing,
            savings and NOW deposit accounts                 28,090         8,591
       Net increase in time deposits                         30,090        14,157
       Increase in securities sold
            under agreement to repurchase                     3,494         3,223
       Sale of minority owned commercial
            bank subsidiary common stock                        -           1,750
       Dividends paid                                        (1,039)         (950)
       Proceeds from reinvestment of dividends
            - sale of common stock                              902           797
                                                            ----------------------
            Net cash provided by financing activities        61,537        27,568
Net increase (decrease) in cash and cash equivalents         11,149        (1,206)
                                                            ----------------------

Cash and cash equivalents at beginning of period             20,564        17,189
                                                            ----------------------

Cash and cash equivalents at end of period                  $31,713       $15,983
                                                            ======================

                           WILSON BANK HOLDING COMPANY

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Continued)

Reconciliation of net earnings to net cash
         provided by operating activities:
Net earnings                                               $2,986         $2,579
         Adjustments to reconcile net
           earnings to net cash
           provided by operating activities:
         Depreciation and amortization                        728            460
         Provision for loan losses                            575            442
     Net loss of minority interest of
           commercial bank subsidiary                          (2)           (14)
     FHLB stock dividends reinvested                          (40)           (34)
     Decrease in refundable income taxes                       -              80
     Increase (decrease) in taxes payable                    (137)           (17)
     Decrease (increase) in other assets, net                 (18)           201
     Decrease in loans held for sale                          967            178
     Increase in deferred tax asset                            16              4
     Increase in interest receivable                         (644)          (202)
     Increase in other liabilities                             24            (96)
     Increase in interest payable                             251           (284)
                                                           ----------------------
           Total adjustments                                1,724            508
                                                           ----------------------
Net cash provided by operating activities                  $4,710         $3,087
                                                           ======================
Supplemental schedule of noncash activities:

     Unrealized gain (loss) in values of securities
           available for sale, net of taxes of
           $31,000 and $164,000 for the nine months
           ended September 30, 1997 and 1996,
           respectively.                                   $   45         $ (219)
                                                           ======================

     Transfer of loans to other real estate                $  288         $   -
                                                           ======================




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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of operations for the nine months ended September 30, 1997 and 1996 and the three months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1996 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

Net earnings increased 15.8% to $2,986,000 for the nine months ended September 30, 1997 from $2,579,000 in the first nine months of 1996. Net earnings were $1,172,000 for the quarter ended September 30, 1997, an increase of $238,000 or 25.5% from $934,000 for the three months ended September 30, 1996 and an increase of $162,000 or 16.0% from the quarter ended June 30, 1997. The increase in net earnings during the nine months ended September 30, 1997 was primarily due to a 28.5% increase in net interest income along with a 22.4% increase in non-interest income as compared to a 35.1% increase in non-interest expenses.

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $4,197,000 or 28.2% during the nine months ended September 30, 1997 as compared to the corresponding period in 1996. The increase in total interest income was $1,621,000 or 31.2% for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 and $435,000 or 6.8% over the second three months of 1997. The increase in 1996 was primarily attributable to an increase in average earning assets, combined with an increase in weighted average interest rates. The addition of CBSC and growth of DCB added to the increase of the average earning assets. The ratio of average earning assets to total average assets was 92.9% and 93.2% for the quarters ended September 30, 1997 and 1996, respectively, and 92.2% and 94.6% for the nine months ended September 30, 1997 and 1996, respectively.

Interest expense increased $1,986,000 or 27.8% for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. The increase was $889,000 or 36.7% for the three months ended September 30, 1997 as compared to the same period in 1996. Interest expense increased $316,000 or 10.6% for the quarter ended September 30, 1997 over the quarter ended June 30, 1997. The

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

overall increase in total interest expense for the first nine months of 1997 was primarily attributable to an increase in weighted average interest-bearing liabilities. The foregoing resulted in an increase in net interest income of $2,211,000 or 28.6% for the first nine months of 1997 as compared to the same period in 1996. The increase in net interest income was $732,000 or 26.4% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 and an increase of $119,000 or 3.5% when compared to the second quarter of 1997.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses was $575,000 and $442,000, for the first nine months of 1997 and 1996, respectively. The provision for loan losses during the three month periods ended September 30, 1997 and 1996 was $187,000 and $165,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $2,899,000, an increase of 18.2% from $2,452,000 at December 31, 1996. The allowance for possible loan losses as a percentage of total outstanding loans (excluding loans held for sale) was 1.25% at September 30, 1997 compared to 1.32% at December 31, 1996.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at September 30, 1997 to be adequate. Transactions related to the allowance for possible loan losses were as follows:

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                               Nine Months Ended
                                                                   September 30,
                                                                 1997      1996
                                                                 (In Thousands)
Balance, January 1, 1997 and 1996, respectively                $2,452     $1,944
Add (deduct):
     Losses charged to allowance                                 (156)      (128)
     Recoveries credited to allowance                              28          9
     Provision for loan losses                                    575        442
                                                               ------------------
Balance, September 30, 1997 and 1996, respectively             $2,899     $2,267
                                                               ==================


NON-INTEREST INCOME

The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, offsetting effect of third party interests in the results of operations of the subsidiary banks. Total non-interest income for the nine months ended September 30, 1997 increased by 22.4% to $2,066,000 from $1,688,000 for the same period in 1996. The increase was $137,000 or 22.4% during the quarter ended September 30, 1997 compared to the third quarter in 1996 and the amount during the third quarter of 1997 equaled the amount recognized during the second quarter of 1997. The increase during the first nine months of 1997 was due primarily to increases in service charges on deposit accounts as well as an increase in gains on sale of loans. Service charges on deposit accounts increased $143,000 or 15.4% to $1,072,000 during the nine months ended September 30, 1997. Service charges on deposit accounts increased $46,000 or 14.0% during the quarter ended September 30, 1997 compared to the corresponding quarter in 1996. Gains on sales of loans totaled $507,000 and $482,000 during the nine months ended September 30, 1997 and 1996, respectively, which represented an increase of 5.2%, and $193,000 and $160,000 during the quarters ended September 30, 1997 and 1996, respectively, which reflected a 20.6% increase in 1997 over the corresponding period in 1996.

NON-INTEREST EXPENSES

Non-interest expense consists primarily of employee salaries and benefits, occupancy, furniture and equipment expense and other

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operating expenses. Total non-interest expense increased $1,810,000 or 35.1% during the first nine months of 1997 compared to the corresponding period in 1996. The increase for the quarter ended September 30, 1997 was $465,000 or 25.2% as compared to the comparable quarter in 1996 and a decrease of $110,000 or 4.6% as compared to the second three months of 1996. The increases in non-interest expense are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's expanded operations, which included the opening of a new branch in 1997. The number of full-time equivalent employees increased to 162 at September 30, 1997, an increase from 133 at September 30, 1996. This included 145 at the Bank and 11 at DCB and 6 at CBSC. Salaries and employee benefits increased $816,000, or 27.7% during the first nine months of 1997 as compared to the corresponding period in 1996 and $227,000, or 21.8% during the third quarter of 1997 as compared to the third quarter of 1996. Increases in net occupancy expenses ($172,000 or 60.1% during the first nine months of 1997 and $62,000 or 61.4% during the third quarter of 1997) and furniture and equipment expenses ($339,000 or 53.1% during the first nine months of 1997 and $85,000 or 29.7% during the third quarter of 1997) were also due to the Company's expanded operations. Other operating expenses for the nine months ended September 30, 1997 increased 24.2% to $1,305,000 from $1,051,000 for the comparable period in 1996 and increased 4.4% from $383,000 to $400,000 for the third quarter of 1997.

These other operating expenses include Federal Deposit Insurance Corporation premiums assessed on deposits, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

The Company's income tax expense was $1,480,000 for the nine months ended September 30, 1997, an increase of $239,000, or 19.3%, over the comparable period in 1996. Income tax expense was $587,000 for the quarter ended September 30, 1997, an increase of $144,000, or 32.5%, over the corresponding period in 1996. The percentage of income tax expense to net income before taxes was 33.1% and 32.5% for the nine months ended September 30, 1997 and 1996, respectively, and 33.4% and 32.2% for the quarters ended September 30, 1997 and 1996, respectively. The percentage of income tax expense to net income before taxes was 33.4% for the second three months of 1997. The increase in the percentage is due to a

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 4.4% for the nine months ended September 30, 1997 compared to 5.7% for the nine months ended September 30, 1996.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

The Company's total assets increased 23.5% to $340,011,000 during the nine months ended September 30, 1997 from $275,304,000 at December 31, 1996. Total assets increased $23,636,000, or 7.47% during the third quarter of 1997 as compared to an increase of $8,331,000, or 3.36%, during the third quarter of 1996. Total assets increased $12,490,000 or 4.1%, and $28,580,000, or 10.4%, during the quarters ended June 30, 1997 and March 31, 1997, respectively.

Loans, (net of allowance for possible loan losses, unearned interest and excluding loans held for sale - "Net Loans"), totaled $229,325,000 at September 30, 1997 and increased 24.9% from to $183,642,000 at December 31, 1996. Net
Loans increased $14,037,000 or 6.5% during the third quarter of 1997 as compared to $9,690,000 or 5.9% during the third quarter of 1996 and increased $19,323,000 or 9.9%, and $12,323,000 or 6.7%, during the quarters ended June 30, 1997 and March 31, 1997, respectively. These increases were primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its underwriting standards as well as the growth of DCB and CBSC.

Total investment securities increased $6,101,000 or 11.0% to $61,646,000 at September 30, 1997 from $55,545,000 at December 31, 1996. Investment securities increased $1,411,000 or 2.4% during the three months ended June 30, 1997 and increased $2,976,000 or 5.4% during the quarter ended March 31, 1997. Investment securities increased $1,714,000 or 2.9% during the three months ended September 30, 1997 as compared to a decrease $971,000 or 1.8% during the quarter ended September 30, 1996. The increase in securities included a net unrealized gain on securities available for sale of $197,000 at September 30, 1997 as compared to $121,000 at December 31, 1996. Federal funds sold increased $9,527,000, or 89.7%, to $20,513,000 at September 30, 1997 from $10,626,000 at December 31,
1996. Federal funds decreased 40.3%

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

during the second quarter of 1997 to $15,330,000 from a balance of approximately $25,697,000 at March 31, 1997.

Total liabilities increased by 24.3% to $315,865,000 at September 30, 1997 compared to $254,052,000 at December 31, 1996. The increase by quarter totaled $22,495,000 or 7.7%, $11,339,000 or 4.5% and $27,979,000 or 10.5% during the quarters ended September 30, 1997 and March 31, 1997, respectively, as compared to an increase of $7,412,000 or 3.3% during the quarter ended September 30, 1996. This increase during the nine months ended September 30, 1997 was composed primarily of a $58,180,000 or 23.9% increase in total deposits and an increase of $3,494,000 or 62.2% in securities sold under repurchase agreements. Deposits increased $19,909,000 or 7.1%, $11,166,000 or 4.1%, and $27,105,000 or 11.1%,
during the third, second and first quarters of 1997, respectively, as compared to $6,013,000 or 2.8%, for the third quarter of 1996.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage and consumer installment loans. The adoption of these pronouncements had no material impact on the Company's consolidated financial statements.

A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

The Company's first mortgage single family residential, consumer and credit card loans which total approximately $93,124,000, $37,277,000 and $912,000, respectively at September 30, 1997, are divided into

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS No. 114 nor 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS No. 114 and 118.

The Company considers all loans on non-accrual status to be impaired. Loans are placed on non-accrual status when doubt as to timely collection of principal or interest exists or when principal or interest is past due ninety days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally delinquencies under ninety days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on non-accrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value and other factors that affect the borrower's ability to pay.

Generally at the time a loan is placed on non-accrual status, all interest accrued on the loan in the current fiscal year is reversed from income and all interest accrued and uncollected from the prior year is charged against the allowance for possible loan losses. Thereafter, interest on non-accrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 1997, the Company had non-accrual loans totaling $259,000 as compared to $260,000 at December 31, 1996.

Loans not on non-accrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

not meet the Company's criteria for non-accrual status.

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of the loan agreements. At September 30, 1997, the Company had no loans that have had terms modified in a troubled debt restructuring.

The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

Impaired loans and related allowance for loan losses at September 30, 1997 and December 31, 1996 were as follows:

                                                            September 30, 1997
                                                            ------------------
                                                                       Allowance
                                                           Recorded       for
                                                          Investment   Loan Loss
                                                          ----------   ---------
                                                               (In Thousands)
Impaired loans with allowance for loan loss                 $367          $92

Impaired loans with no allowance for loan loss              $ 44           -

   Total                                                    $411           92
                                                            =================


                                                            December 31, 1996
                                                            -----------------
                                                                      Allowance
                                                           Recorded      for
                                                          Investment  Loan Loss
                                                          ----------  ---------
                                                             (In Thousands)
Impaired loans with allowance for loan loss                 $356         89

Impaired loans with no allowance for loan loss              $235         -

   Total                                                    $591         89
                                                            ===============

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The average recorded investment in impaired loans for the nine months ended September 30, 1997 and 1996 was $383,000 and $511,000, respectively.

There were no material amounts of other interest-bearing assets
(interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1997 which would be required to be disclosed as past due, non-accrual or potentials problem loans, if such interest-bearing assets were loans.

The following schedule details selected information as to non-performing loans of the Company at September 30, 1997 and December 31, 1996:

                                                          September 30, 1997
                                                          ------------------
                                                       Past due
                                                       90 days
                                                       or more      Non-accrual
                                                       -------      -----------
                                                            (In Thousands)
Real estate loans                                      $ 70                58
Installment loans                                       426               177
Credit cards                                             20                -
Commercial, financial and agricultural loans             64                24
                                                       ----------------------
Total 90 days or more past due and
   non-accrual loans                                   $580               259
                                                       ======================

Total 90 days or more past due and
      non-accrual loans                                        $782
Renegotiated loans                                               -
                                                       ------------
Total 90 days or more past due, non-accrual
    and renegotiated loans                                     $782
                                                       ============

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                             December 31, 1996
                                                             -----------------
                                                            Past due
                                                            90 days
                                                            or more    Non-accrual
                                                            -------    -----------
                                                               (In Thousands)
Real estate loans                                          $  344           59
Installment loans                                             370          177
Credit cards                                                    -            -
Commercial, financial and agricultural loans                   80           24
                                                           -------------------
Total 90 days or more past due and non-accrual loans       $  794          260
                                                           ===================

Total 90 days or more past due and non-accrual loans              $1,054
Renegotiated loans                                                   -
                                                           -------------
Total 90 days or more past due, non-accrual
     and renegotiated loans                                       $1,054
                                                           =============


Non-performing loans at September 30, 1997 totaled $782,000, a decrease of 25.8% from $1,054,000 at December 31, 1996. The decrease in non-performing loans in the first nine months of 1997 is due primarily to an decrease in loans 90 or more days past due by approximately $214,000 (which includes a decrease in real estate mortgage loans by $274,000 and an increase of installment loans of $56,000.)

At September 30, 1997, loans totaling $484,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $295,000 are secured by real estate, $30,000 are commercial and $159,000 are installment loans. The collateral values securing these loans total approximately $368,000 ($332,000 secured by real property, $7,000 relating to commercial loans and $29,000 related to installment loans). The internally classified loans have declined from $561,000 at December 31, 1996, to $484,000 at September 30, 1997. This decrease is represented by a decrease of $156,000 in commercial loans and a decrease of $51,000 of installment loans along with an increase of $130,000 in loans secured by real estate. The increase in loans secured by real estate and decrease in commercial loans was the result of additional real estate collateral being obtained on a loan previously classified as commercial. Loans are listed as classified when information obtained about possible credit problems of the borrower has

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

Fixed assets net of depreciation increased $2,115,000 during the first nine months of 1997 to $11,729,000. An increase of approximately $656,000 can be attributed to the construction in progress of the branch in Hartsville, Tennessee, an increase of approximately $666,000 can be attributed to additions to two branches in Lebanon, Tennessee and an increase of approximately $329,000 and $249,000 relate to the additions at DCB and CBSC, respectively.

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

Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 1997, the Company's liquid assets totaled $31,713,000.

The Company's primary source of liquidity is a stable core deposit base. In addition, short-term investments, loan payments and investment security maturities provide a secondary source.

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


focus on the spread between the Company's cost of funds and interest yields generated primarily through loans and investments. The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $15.6 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1997 loans of approximately $70.1 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater of approximately $47.8 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the next twelve months.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability program, management is positioned to effectively manage its liquidity in the near term.

CAPITAL POSITION AND DIVIDENDS

At September 30, 1997, total stockholders' equity was $24,126,000 or 7.1% of total assets, which compares with $21,252,000 or 7.71% of total assets at December 31, 1996. The dollar increase in stockholders' equity during the nine months ended September 30, 1997 results from the Company's net income of $2,986,000 less the net effect of a $45,000 increase in the net unrealized gain on investment securities net of applicable income taxes and cash

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

dividends declared of $1,059,000 (of which $902,000 was reinvested under the Company's dividend reinvestment plan.)

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

The Company experienced loan growth of approximately 25% (approximately $46,000,000) during the first nine months of 1997 while stockholders' equity grew by 14% (approximately $3,000,000). As a result, the risk-weighted assets increase significantly and caused a decrease in the risk-based capital ratios of the Company and WB&T. Despite the slight decrease, the Company and its subsidiaries are still "well capitalized" by FDIC definitions.

At September 30, 1997 the Company's total risk-based capital ratio was 11.6% and their Tier I risk-based capital ratio was approximately 10.3% compared to ratios of 15.0% and 13.7%, respectively at December 31, 1996.

At September 30, 1997 WB&T's total risk-based capital ratio was 11.2% and its Tier I risk-based capital ratio was approximately 10.0% compared to ratios of 11.7% and 10.4%, respectively at December 31, 1996.

At September 30, 1997 DCB's total risk-based capital ratio was 26.2% and its Tier I risk-based capital ratio was approximately 25.0% compared to ratios of 33.8% and 32.6%, respectively at December 31, 1996.

At September 30, 1997 CBSC's total risk-based capital ratio was 36.4% and its Tier I risk-based capital ratio was approximately

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

35.5% compared to ratios of 256.9% and 256.9%, respectively at December 31, 1996.

The required leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company, WB&T, DCB and CBSC is 4.0%. At September 30, 1997 the Company had a leverage ratio of 7.6%, compared to 9.2% at December 31, 1996. At September 30, 1997 WB&T had a leverage ratio of 7.5%, compared to 7.1% at December 31, 1996. At September 30, 1997 DCB had a leverage ratio of 14.8% compared to 24.6% at December 31, 1996. At September 30, 1997 CBSC had a leverage ratio of 23.9% compared to 125.0% at December 31, 1996.

Dividends of $482,000 and $462,000 were declared and paid by the Company during the nine months ended September 30, 1997 and 1996, respectively. Of these amounts paid, $417,000 and $391,000 were reinvested in the Company's common stock during the nine months ended September 30, 1997 and 1996, respectively.

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



                           WILSON BANK HOLDING COMPANY
                           ---------------------------
                                  (Registrant)




DATE: November 12, 1997                  /s/Randall Clemons
      -----------------                  --------------------------------------
                                         Randall Clemons, President and
                                         Chief Executive Officer




DATE: November 12, 1997                  /s/ Becky Taylor
      -----------------                  --------------------------------------
                                         Becky Taylor, Vice President, Cashier
                                         and Principal Accounting Officer