Form 10-K
period 1997-12-31
WILSON BANK HOLDING CO
filed 1998-03-31
CIK 885275

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
Commission file number 0-10402

                           WILSON BANK HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

               Tennessee                                   62-1497076
------------------------------------------       -------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

623 West Main Street
Lebanon, Tennessee                                            37087
------------------------------------------       -------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1998, was approximately $40,659,829. The market value calculation was determined using $33.25 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 15, 1998, were 1,422,585.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K   Documents from which portions are incorporated by reference
-----------------   -----------------------------------------------------------
Part II             Portions of the Registrant's Annual Report to Shareholders
                    for the fiscal year ended December 31, 1997 are incorporated by reference into Items 5, 6, 7, 7A and 8.

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 14, 1998 are incorporated by reference into Items 10, 11, 12 and 13.

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

All of the Company's banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, the Bank's wholly-owned subsidiary Hometown Finance, Inc., DeKalb Community Bank ("DCB") and Community Bank of Smith County ("CBSC"). The Bank on December 31, 1997 had eight full service banking offices. Hometown Finance, Inc., a finance company organized under the Tennessee Industrial Loan and Thrift Companies Act (the "Finance Company") had one office in Lebanon on December 31, 1997. As of December 31, 1997, DCB had one office located in Smithville, Tennessee and one office located in Alexandria, Tennessee. CBSC has one office located in Carthage, Tennessee. The Finance Company began operations in September 1994, DCB in April 1996 and CBSC in December 1996 and, to date, their revenues and expenses have not had a material effect on the earnings of the Company.

The Company's principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank's branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; and the Wal-Mart Super Center, Lebanon, Tennessee. The Finance Company is located at 502 West Main, Lebanon, Tennessee 37087. Management believes that Wilson County offers an environment for continued growth and the Company's target market consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse affect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.

The Bank was organized in 1987 to provide Wilson County a locally owned, locally managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service oriented banking services to its targeted market. For the year ended December 31, 1997, the Company reported net earnings of approximately $3.7 million and had total assets of approximately $351.7 million.

On October 16, 1995, the Company filed an application to form a branch in DeKalb County, Tennessee and subsequently filed a related application to incorporate such branch as a de novo bank under the name DeKalb Community Bank on November 29, 1995. The application was approved on March 8, 1996 and DCB opened for business on April 18, 1996. DCB is 50% owned by the Company and 50% owned by residents of DeKalb County. DCB opened a full service branch in Alexandria, Tennessee on December 6, 1997. DCB is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956.

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

FINANCIAL AND STATISTICAL INFORMATION

The Company's audited financial statements, selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997 filed as Exhibit 13 to this Form 10-K (the "1997Annual Report"), are incorporated herein by reference.

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

The Company, Bank, DCB and CBSC are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act, respectively, on any extensions of credit to the bank holding company or its subsidiary on investments in the stock or other securities of the bank holding company or its subsidiary.

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

DCB competes with much larger commercial banks in DeKalb County, including three banks owned by Tennessee multi-bank holding companies. These banks were previously locally owned banks which were recently acquired by the larger banks. While these institutions enjoy existing depositor relationships and greater financial resources than the DCB and can be expected to offer a wider range of banking services, DCB can expect to attract customers since it is locally owned and most loan and management decisions will be made at the local level. In addition the Bank competes with one commercial bank headquartered in DeKalb County.

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

EMPLOYMENT

The Company and is subsidiaries collectively employ 157 full-time equivalent employees and 24 part-time employees. Additional personnel will be hired to meet future growth.

YEAR 2000

As with other companies, advances and changes in technology can have a significant impact on the business and operations. Many computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. This "Year 2000 computer issue" can create risk for a company from unforeseen problems in its own computer systems and from the company's vendors and customers.

The Company has implemented a plan in order to avoid any problems related to the Year 2000 computer issue. Based upon current information, management presently believes that specific costs related to the Company's Year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of the Company.

STATISTICAL INFORMATION REQUIRED BY GUIDE 3

The statistical information required to be displayed under Item I pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis sections in the Company's 1997 Annual Report; certain information not contained in the Company's 1997 Annual Report, but required by Guide 3, is contained in the tables immediately following:

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997


I.       Distribution of Assets, Liabilities and Stockholders' Equity:
         Interest Rate and Interest Differential

         The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

         The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax-equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

         In this Schedule "change due to volume" is the change in volume multiplied by the interest rate for the prior year. "Change due to rate" is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the "change due to rate" category.

         Non-accrual loans have been included in the loan category. Loan fees of $271,000, $150,000 and $155,000 for 1997, 1996 and 1995, respectively, are included in loan income and represent an adjustment of the yield on these loans.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997


                                                            IN THOUSANDS, EXCEPT INTEREST RATES
                                     ---------------------------------------------------------------------------------
                                                 1997                       1996                   1997/1996 CHANGE
                                     ---------------------------  --------------------------   -----------------------
                                      Average  Interest  Income/  Average  Interest  Income/   Due to  Due to
                                      Balance    Rate    Expense  Balance    Rate    Expense   Volume   Rate     Total
                                     --------  --------  -------  -------  --------  -------   ------  ------    -----
Loans, net of unearned interest      $215,073    9.52%   20,466   165,807    9.48%   15,725    4,670      71     4,741

Investment securities - taxable        38,609    6.36     2,457    32,805    5.90     1,934      342     181       523

Investment securities - tax exempt     20,346    5.73     1,166    19,499    5.95     1,161       50     (45)        5

Taxable equivalent adjustment              --    2.95       600        --    3.07       598       26     (24)        2
                                     --------    ----    ------   -------    ----    ------                      -----

    Total tax-exempt
      investment securities            20,346    8.68     1,766    19,499    9.02     1,759       76     (69)        7
                                     --------    ----    ------   -------    ----    ------                      -----

    Total investment securities        58,955    7.16     4,223    52,304    7.06     3,693      470      60       530
                                     --------    ----    ------   -------    ----    ------                      -----

Loans held for sale                     2,062    5.38       111     1,823    5.81       106       14      (9)        5

Federal funds sold                     18,356    5.13       941     9,710    5.32       517      460     (36)      424

Interest-bearing deposits in banks         --      --        --        60    8.33         5       (5)     --        (5)
                                     --------    ----    ------   -------    ----    ------                      -----

    Total earning assets              294,446    8.74    25,741   229,704    8.73    20,046    5,652      43     5,695
                                     --------    ----    ------   -------    ----    ------                      -----

Cash and due from banks                 8,943                       7,644

Allowance for possible loan losses     (2,730)                     (2,165)

Bank premises and equipment            10,855                       7,664

Other assets                            4,113                       2,297
                                     --------                     -------

    Total assets                     $315,627                     245,144
                                     ========                     =======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



                                                                IN THOUSANDS, EXCEPT INTEREST RATES
                                         -------------------------------------------------------------------------------
                                                     1997                       1996                 1997/1996 CHANGE
                                         ---------------------------  -------------------------  -----------------------
                                          Average  Interest  Income/  Average Interest  Income/  Due to  Due to
                                          Balance    Rate    Expense  Balance   Rate    Expense  Volume   Rate     Total
                                         --------  --------  -------  ------- --------  -------  ------  ------    -----
Deposits:
    Negotiable order of withdrawal
      accounts                           $ 23,232    2.22%      515    20,102   2.38%      479      75     (39)       36
    Money market demand accounts           54,222    3.82     2,069    41,627   3.62     1,508     455     106       561
    Individual retirement accounts         13,765    5.72       787    11,224   5.77       648     147      (8)      139
    Other savings deposits                 12,766    4.57       583     8,638   4.36       377     180      26       206
    Certificates of deposit,
      $100,000 and over                    51,315    5.76     2,957    33,476   5.79     1,938   1,033     (14)    1,019
    Certificates of deposit
      under $100,000                       95,813    5.65     5,411    78,354   5.65     4,425     986      --       986
                                         --------    ----    ------   -------   ----    ------                    ------
         Total interest-bearing
           deposits                       251,113    4.91    12,322   193,421   4.85     9,375   2,798     149     2,947

Demand                                     28,865      --        --    21,807     --        --                        --
                                         --------    ----    ------   -------   ----    ------                     -----
    Total deposits                        279,978    4.40    12,322   215,228   4.36     9,375   2,823     124     2,947
                                         --------    ----    ------   -------   ----    ------                     -----

Securities sold under repurchase
    agreements                              7,326    4.82       353     8,226   5.13       422      46    (115)      (69)
                                         --------    ----    ------   -------   ----    ------                     -----
         Total deposits and
           borrowed funds                 287,304    4.41    12,675   223,454   4.38     9,797   2,797      81     2,878
                                         --------    ----    ------   -------   ----    ------                     -----

Other liabilities                           5,458                       3,271

Stockholders' equity                       22,865                      18,419
                                         --------                     -------
    Total liabilities and
      stockholders' equity               $315,627                     245,144
                                         ========                     =======

Net interest income                                          13,066                     10,249
                                                             ======                     ======

Net yield on earning assets                         4.44%                       4.46%
                                                    ====                        ====

Net interest spread                                 4.33%                       4.35%
                                                    ====                        ====

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997


                                                                 IN THOUSANDS, EXCEPT INTEREST RATES
                                       ----------------------------   ---------------------------    -------------------------
                                                   1996                          1995                     1996/1995 CHANGE
                                       ----------------------------   ---------------------------    -------------------------
                                        Average  Interest   Income/   Average  Interest   Income/    Due to    Due to
                                        Balance    Rate     Expense   Balance    Rate     Expense    Volume     Rate     Total
                                       --------  --------   -------   -------  --------   -------    ------    ------    -----
Loans, net of unearned interest        $165,807    9.48%    15,725    134,552    9.49%    12,763     2,966       (4)     2,962

Investment securities - taxable          32,805    5.90      1,934     30,217    5.93      1,792       153      (11)       142

Investment securities - tax exempt       19,499    5.95      1,161     17,565    6.00      1,054       116       (9)       107

Taxable equivalent adjustment                --    3.07        598         --    3.09        543        60       (5)        55
                                       --------    ----     ------    -------    ----     ------                         -----
    Total tax-exempt
      investment securities              19,499    9.02      1,759     17,565    9.09      1,597       176      (14)       162
                                       --------    ----     ------    -------    ----     ------                         -----

    Total investment securities          52,304    7.06      3,693     47,782    7.09      3,389       321      (17)       304
                                       --------    ----     ------    -------    ----     ------                         -----

Loans held for sale                       1,823    5.81        106      1,526    8.26        126        24      (44)       (20)

Federal funds sold                        9,710    5.32        517     10,895    5.71        622       (68)     (37)      (105)

Interest-bearing deposits in banks           60    8.33          5        102    8.82          9         4       --         (4)
                                       --------    ----     ------    -------    ----     ------                         -----

    Total earning assets                229,704    8.73     20,046    194,857    8.68     16,909     3,025      112      3,137
                                       --------    ----     ------    -------    ----     ------                         -----

Cash and due from banks                   7,644                         6,992

Allowance for possible loan losses       (2,165)                       (1,758)

Bank premises and equipment               7,664                         5,779

Other assets                              2,297                         2,297
                                       --------                       -------

    Total assets                       $245,144                       208,167
                                       ========                       =======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



                                                                     IN THOUSANDS, EXCEPT INTEREST RATES
                                             --------------------------------------------------------------------------------
                                                         1996                        1995                 1996/1995 CHANGE
                                             --------------------------   --------------------------  -----------------------
                                              Average  Interest Income/   Average  Interest  Income/  Due to  Due to
                                              Balance    Rate   Expense   Balance    Rate    Expense  Volume   Rate     Total
                                             --------  -------- -------   -------  --------  -------  ------  ------    -----
Deposits:

    Negotiable order of withdrawal
      accounts                               $ 20,102    2.38%     479     18,988    2.48%     471       28     (20)        8
    Money market demand accounts               41,627    3.62    1,508     33,427    3.69    1,232      303     (27)      276
    Individual retirement accounts             11,224    5.77      648     10,319    5.76      594       52       2        54
    Other savings deposits                      8,638    4.36      377      5,207    4.47      233      153      (9)      144
    Certificates of deposit,
      $100,000 and over                        33,476    5.79    1,938     29,779    5.91    1,761      218      41       259
    Certificates of deposit
      under $100,000                           78,354    5.65    4,425     66,874    5.66    3,787      650      12       638
                                             --------    ----   ------    -------    ----    -----                      -----
         Total interest-bearing
           deposits                           193,421    4.85    9,375    164,594    4.91    8,078    1,415     118     1,379

Demand                                         21,807      --       --     18,878      --       --       --      --        --
                                             --------    ----   ------    -------    ----    -----                      -----
    Total deposits                            215,228    4.36    9,375    183,472    4.40    8,078    1,397    (100)    1,297
                                             --------    ----   ------    -------    ----    -----                      -----

Securities sold under repurchase
    agreements                                  8,226    5.13      422      6,411    5.41      347       98     (23)       75
                                             --------    ----   ------    -------    ----    -----                      -----
         Total deposits and
           borrowed funds                     223,454    4.38    9,797    189,883    4.44    8,425    1,491    (119)    1,372
                                             --------    ----   ------    -------    ----    -----                      -----

Other liabilities                               3,271                       1,384

Stockholders' equity                           18,419                      16,900
                                             --------                     -------
    Total liabilities and
      stockholders' equity                    245,144                     208,167
                                             ========                     =======

Net interest income                                             10,249                       8,484
                                                                ======                       =====

Net yield on earning assets                              4.46%                       4.35%
                                                         ====                        ====

Net interest spread                                      4.35%                       4.24%
                                                         ====                        ====

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



II.  Investment Portfolio

     A.  Securities at December 31, 1997 consist of the following:

                                                  SECURITIES HELD-TO-MATURITY
                                        ------------------------------------------------
                                                        (In Thousands)
                                                       Gross        Gross      Estimated
                                        Amortized    Unrealized   Unrealized     Market
                                           Cost        Gains        Losses       Value
                                        ---------    ----------   ----------   ---------
         U.S. Treasury and other
             U.S. Government
             agencies and
             corporations                $ 1,197           16           --        1,213
         Obligations of state and
             political subdivisions       16,989          332            7       17,314
         Mortgage-backed
             securities                    6,065           12           57        6,020
                                         -------      -------      -------      -------

                                         $24,251          360           64       24,547
                                         =======      =======      =======      =======

                                                 SECURITIES AVAILABLE-FOR-SALE
                                        ------------------------------------------------
                                                        (In Thousands)
                                                       Gross        Gross      Estimated
                                        Amortized    Unrealized   Unrealized     Market
                                           Cost        Gains        Losses       Value
                                        ---------    ----------   ----------   ---------
         U.S. Treasury and other
             U.S. Government
             agencies and
             corporations                $30,977           82           20       31,039
         Obligations of state and
             political subdivisions        4,781          123            1        4,903
         Mortgage-backed
             securities                    1,294           19            9        1,304
                                         -------      -------      -------      -------

                                         $37,052          224           30       37,246
                                         =======      =======      =======      =======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997





II.  Investment Portfolio, Continued

     A.  Continued

         Investment securities at December 31, 1996 consist of the following:


                                                  SECURITIES HELD-TO-MATURITY
                                        ------------------------------------------------
                                                        (In Thousands)
                                                       Gross        Gross      Estimated
                                        Amortized    Unrealized   Unrealized     Market
                                           Cost        Gains        Losses       Value
                                        ---------    ----------   ----------   ---------
         U.S. Treasury and other
             U.S. Government
             agencies and
             corporations                  3,097            3           12        3,088
         Obligations of state and
             political subdivisions       15,961          263           51       16,173
         Mortgage-backed
             securities                    7,477           33           69        7,441
                                         -------      -------      -------      -------

                                         $26,535          299          132       26,702
                                         =======      =======      =======      =======

                                                 SECURITIES AVAILABLE-FOR-SALE
                                        ------------------------------------------------
                                                        (In Thousands)
                                                       Gross        Gross      Estimated
                                        Amortized    Unrealized   Unrealized     Market
                                           Cost        Gains        Losses       Value
                                        ---------    ----------   ----------   ---------
         U.S. Treasury and other
             U.S. Government
             agencies and
             corporations                $22,317           34           84       22,267
         Obligations of state and
             political subdivisions        4,561          169            3        4,727
         Mortgage-backed
             securities                    2,010           25           19        2,016
                                         -------      -------      -------      -------

                                         $28,888          228          106       29,010
                                         =======      =======      =======      =======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



II.  Investment Portfolio, Continued

     B. The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 1997.

                                                               Estimated   Weighted
                                                 Amortized       Market     Average
             Available-For-Sale Securities         Cost          Value      Yields
             -----------------------------       ---------     ----------  --------
                                                            (In Thousands)
             Obligations of U.S. Treasury and
               other U.S. Government agencies
               and corporations, including
               mortgage-backed securities:
                Less than one year                $ 2,616        2,609       5.10
                One to five years                  17,240       17,285       6.19
                Five to ten years                  10,379       10,398       6.94
                More than ten years                 1,189        1,204       6.84
                                                  -------       ------       ----
                 Total securities of
                 U.S. Treasury and other
                 U.S. Government agencies
                 and corporations                  31,424       31,496       6.37
                                                  -------       ------       ----

             Obligations of states and
               political subdivisions*:
                Less than one year                  2,152        2,183      10.89
                One to five years                   1,268        1,326       9.27
                Five to ten years                     642          666       8.70
                More than ten years                   719          728       7.54
                                                  -------       ------       ----
                 Total obligations of states
                 and political subdivisions         4,781        4,903       9.66
                                                  -------       ------       ----

             Other:
               Federal Home Loan Bank stock           847          847       7.38
                                                  -------       ------       ----

                 Total investment securities      $37,052       37,246       6.82
                                                  =======       ======       ====

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



II.  Investment Portfolio, Continued

     B.  Continued

                                                                                  Estimated  Weighted
                                                                    Amortized       Market    Average
             Held-to-Maturity Securities                               Cost         Value     Yields
             ---------------------------                            ---------     ---------  --------
                                                                               (In Thousands)
            Obligations of U.S. Treasury and
               other U.S. Government agencies
               and corporations, including
               mortgage-backed securities:
                  Less than one year                                 $   100          100      6.13
                  One to five years                                    2,114        2,133      7.42
                  Five to ten years                                    2,485        2,445      6.49
                  More than ten years                                  2,563        2,555      7.18
                                                                     -------       ------      ----
                     Total securities of
                       U.S. Treasury and other
                       U.S. Government agencies
                       and corporations                                7,262        7,233      7.00
                                                                     -------       ------      ----

             Obligations of states and political
               subdivisions*:
                  Less than one year                                   1,849        1,860      8.39
                  One to five years                                    6,281        6,373      7.49
                  Five to ten years                                    4,775        4,878      7.45
                  More than ten years                                  4,084        4,203      8.07
                                                                     -------       ------      ----
                     Total obligations of states
                       and political subdivisions                     16,989       17,314      7.72
                                                                     -------       ------      ----

                       Total investment securities                   $24,251       24,547      7.50
                                                                     =======       ======      ====

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



III. Loan Portfolio:

     A.  Loan Types

         The following schedule details the loans of the Company at December 31, 1997 and 1996.

                                                                  In Thousands
                                                           -------------------------
                                                              1997            1996
                                                           ---------       ---------
         Commercial, financial and
             agricultural                                  $  82,515       $  57,449
         Real estate - construction                           18,159          16,828
         Real estate - mortgage                              103,155          80,955
         Installment                                          38,423          32,558
                                                           ---------       ---------
                Total loans                                  242,252         187,790

         Less unearned interest                               (1,696)         (1,696)
                                                           ---------       ---------

                Total loans, net of unearned interest        240,556         186,094
                                                           ---------       ---------

         Less allowance for possible loan losses              (2,890)         (2,452)
                                                           ---------       ---------

                Net loans                                  $ 237,666       $ 183,642
                                                           =========       =========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



III. Loan Portfolio, Continued:

     B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1997.

                                                      1 Year to
                                        Less Than     Less Than    After 5
                                         1 Year        5 Years      Years        Total
                                        ---------     ---------    -------      -------
         Maturity Distribution:

         Commercial, financial
            and agricultural             $46,162       22,755       13,598       82,515

         Real estate -
            construction                  16,983          199          977       18,159
                                         -------       ------       ------      -------

                                         $63,145       22,954       14,575      100,674
                                         =======       ======       ======      =======

         Interest-Rate Sensitivity:

             Fixed interest rates        $52,014       15,648        1,652       69,314

             Floating or adjustable
                interest rates            11,131        7,306       12,923       31,360
                                         -------       ------       ------      -------

                Total commercial,
                  financial and
                  agricultural
                  loans plus
                  real estate -
                  construction
                  loans                  $63,145       22,954       14,575      100,674
                                         =======       ======       ======      =======

* Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



III. Loan Portfolio, Continued

     C.  Risk Elements

         The following schedule details selected information as to non-performing loans of the Company at December 31, 1997 and 1996.

                                                                In Thousands
                                                           -----------------------
                                                             1997           1996
                                                           --------       --------
         Non-accrual loans:
             Commercial, financial and agricultural        $      1       $     24
             Real estate - construction                          --             --
             Real estate - mortgage                               6             59
             Installment                                        153            177
             Lease financing receivable                          --             --
                                                           --------       --------
                Total non-accrual                          $    160       $    260
                                                           ========       ========

         Loans 90 days past due:
             Commercial, financial and agricultural              30             80
             Real estate - construction                          --             --
             Real estate - mortgage                              66            344
             Installment                                      1,123            370
             Lease financing receivable                          --             --
                                                           --------       --------
                Total loans 90 days past due               $  1,219       $    794
                                                           ========       ========

         Renegotiated loans:
             Commercial, financial and agricultural        $     --       $     --
             Real estate - construction                          --             --
             Real estate - mortgage                              --             --
             Installment                                         --             --
             Lease financing receivable                          --             --
                                                           --------       --------
                Total renegotiated loans past due          $     --       $     --
                                                           ========       ========

         Loans current - considered uncollectible          $     --       $     --
                                                           ========       ========

                Total non-performing loans                 $  1,379       $  1,054
                                                           ========       ========

                Total loans, net of unearned interest      $240,556       $186,094
                                                           ========       ========

                Percent of total loans outstanding,
                  net of unearned interest                     0.57%          0.57
                                                           ========       ========

         Other real estate                                       63             --
                                                           ========       ========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



III. Loan Portfolio, Continued:

     C.  Risk Elements, Continued:

         The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $160,000 at December 31, 1997, $260,000 at December 31, 1996 and $117,000 at December 31, 1995. Gross
         interest income on loans, that would have been recorded for the year ended December 31, 1997 if the loans had been current totaled $11,000 as compared to $12,000 in 1996 and $7,000 in 1995. The amount of interest income recognized on the loans during 1997 totaled $20,466,000 as compared to $15,725,000 in 1996 and $12,763,000 in 1995.

         At December 31, 1997, loans, which include the above, totaling $1,162,000 were included in the Company's internal classified loan list. Of these loans $306,000 are real estate and $856,000 are various other types of loans. The collateral values securing these loans total approximately $1,546,000, ($298,000 related to real property and $1,248,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         At December 31, 1997 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

         At December 31, 1997 other real estate totaled $63,000. There was no other real estate at December 31, 1996.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



III. Loan Portfolio, Continued:

     C.  Risk Elements, Continued:

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



IV.  Summary of Loan Loss Experience

     The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1997 and 1996 and the years then ended.

                                                                In Thousands Except Percentages
                                                                -------------------------------
                                                                   1997                  1996
                                                                ---------             ---------
     Allowance for loan losses at beginning of period           $   2,452             $   1,944
                                                                ---------             ---------

     Less: net loan charge-offs:
           Charge-offs:
                Commercial, financial and agricultural                 --                    (1)
                Real estate construction                               --                    --
                Real estate - mortgage                                 (9)                   --
                Installment                                          (477)                 (173)
                Lease financing                                        --                    --
                                                                ---------             ---------
                                                                     (486)                 (174)
                                                                ---------             ---------
            Recoveries:
                Commercial, financial and agricultural                 --                    --
                Real estate construction                               --                    --
                Real estate - mortgage                                 --                    --
                Installment                                            96                    17
                Lease financing                                        --                    --
                                                                ---------             ---------
                                                                       96                    17
                                                                ---------             ---------
                    Net loan charge-offs                             (390)                 (157)
                                                                ---------             ---------

     Provision for loan losses charged to expense                     828                   665
                                                                ---------             ---------

     Allowance for loan losses at end of period                 $   2,890             $   2,452
                                                                =========             =========

     Total loans, net of unearned interest, at end of year      $ 240,556             $ 186,094
                                                                =========             =========

     Average total loans outstanding,
       net of unearned interest, during year                      215,073               165,807
                                                                =========             =========

     Net charge-offs as a percentage of average
       total loans outstanding, net of unearned
      interest, during year                                          0.18%                 0.09%
                                                                =========             =========

     Ending allowance for loan losses as a
       percentage of total loans outstanding
       net of unearned interest, at end of year                      1.20%                 1.32%
                                                                =========             =========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



IV.  Summary of Loan Loss Experience, Continued

     The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to pay.

     Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:


                                    December 31, 1997      December 31, 1996
                                  --------------------   --------------------
                                              Percent                Percent
                                              of Loans               of Loans
                                              In Each                In Each
                                              Category               Category
                                     In       To Total      In       To Total
                                  Thousands    Loans     Thousands    Loans
                                  ---------   --------   ---------   --------
     Commercial, financial
       and agricultural            $  483       34.1      $  357       30.6
     Real estate construction         249        7.5         217        9.0
     Real estate mortgage           1,552       42.6       1,348       43.1
     Installment                      606       15.8         530       17.3
                                   ------      -----      ------      -----
                                   $2,890      100.0      $2,452      100.0
                                   ======      =====      ======      =====

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



V.   Deposits

     The average amounts and average interest rates for deposits for 1997 and 1996 are detailed in the following schedule:

                                                   1997                      1996
                                         -----------------------   -----------------------
                                            Average                   Average
                                            Balance                   Balance
                                         ------------    Average   ------------    Average
                                         In Thousands     Rate     In Thousands     Rate
                                         ------------    -------   ------------    -------
     Non-interest bearing deposits         $ 28,865         --%      $ 21,807         --%
     Negotiable order of withdrawal
       accounts                              23,232       2.22%        20,102       2.38%
     Money market demand accounts            54,222       3.82%        41,627       3.62%
     Individual retirement accounts          13,765       5.72%        11,224       5.77%
     Other savings                           12,766       4.57%         8,638       4.36%
     Certificates of deposit $100,000
       and over                              51,315       5.76%        33,476       5.79%
     Certificates of deposit under
       $100,000                              95,813       5.65%        78,354       5.65%
                                           --------       ----       --------       ----

                                           $279,978       4.40%      $215,228       4.36%
                                           ========       ====       ========       ====

     The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1997.

                                                   In Thousands
                                      -------------------------------------
                                      Certificates   Individual
                                          of         Retirement
                                        Deposit       Accounts       Total
                                      ------------   ----------     -------
     Less than three months             $19,046           140        19,186

     Three to six months                  9,561           156         9,717

     Six to twelve months                16,842         1,491        18,333

     More than twelve months             11,111         2,599        13,710
                                        -------       -------       -------

                                        $56,560         4,386        60,946
                                        =======       =======       =======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



VI.  Return on Equity and Assets

     The following schedule details selected key ratios of the Company at December 31, 1997, 1996, and 1995.


                                                               1997        1996        1995
                                                              ------      ------      ------
     Return on assets                                          1.16%       1.27%       1.16%
            (Net income divided by average total assets)

     Return on equity                                         16.02%      16.87%      14.33%
            (net income divided by average equity)

     Dividend payout ratio                                    28.63%      30.84%      38.67%
            (Dividends declared per share divided
            by net income per share)

     Equity to assets ratio                                    7.24%       7.51%       8.12%
            (Average equity divided by average
            total assets)

     Leverage capital ratio                                    8.21%       9.24%       8.16%
            (Equity divided by fourth quarter
            average total assets, excluding the net
            unrealized loss on available-for-sale
            securities and including minority interest)


     The minimum leverage capital ratio required by the regulatory agencies is 4%.

     Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



VI.  Return on Equity and Assets, Continued

     The following schedule details the Company's risk-based capital at December 31, 1997 excluding the net unrealized loss on available-for-sale securities which is shown as an addition to stockholders' equity in the consolidated financial statements:


                                                                In Thousands
                                                                ------------
     Tier I capital:
            Stockholders' equity, excluding the net
                unrealized gain on available-for-sale
                securities                                        $ 24,704

            Add: Minority interest (limited to
                 25% of Tier I capital)                              3,455
                                                                  --------

                        Total Tier I capital                        28,159

     Total capital:
            Allowable allowance for loan losses
              (limited to 1.25% of risk-weighted assets)             2,890
                                                                  --------

                 Total capital                                    $ 31,049
                                                                  ========

     Risk-weighted assets                                         $231,751
                                                                  ========

     Risk-based capital ratios:
            Tier I capital ratio                                     12.15%
                                                                  ========

            Total risk-based capital ratio                           13.40%
                                                                  ========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1997



VI.  Return on Equity and Assets, Continued

     The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 1997, the Company and its subsidiary bank were in compliance with these requirements.

     The following schedule details the Company's interest rate sensitivity at December 31, 1997:

     (In Thousands)                                                        Repricing Within
                                         ----------------------------------------------------------------------------------------
                                           Total       0-30 Days      31-90 Days      91-180 Days    181-365 Days     Over 1 Year
                                         --------      ---------      ----------      -----------    ------------     -----------
     Earning assets:
         Loans, net of
            unearned interest            $240,556        31,312          20,784          28,831          41,368         118,261
         Securities                        61,497         6,220           1,243           3,398           2,474          48,162
         Loans held for sale                4,092         4,092              --              --              --              --
         Federal funds sold                17,657        17,657              --              --              --              --
                                         --------      --------        --------        --------        --------        --------
               Total earning assets       323,802        59,281          22,027          32,229          43,842         166,423
                                         --------      --------        --------        --------        --------        --------

     Interest-bearing liabilities:
         Negotiable order of
            withdrawal accounts            26,355        26,355              --              --              --              --
         Money market demand
            accounts                       63,030        63,030              --              --              --              --
         Individual retirement
            accounts                       15,376         7,604             455             599           1,992              --
         Other savings                     16,971        16,971              --              --              --              --
         Certificates of deposit,
            $100,000 and over              56,560         6,166          12,880           9,561          16,841           4,726
         Certificates of deposit,
            under $100,000                105,976         6,645          17,133          18,287          37,459          11,112
         Securities sold under
            repurchase agreements           4,560         4,560              --              --              --          26,452
                                         --------      --------        --------        --------        --------        --------
                                          288,828       131,331          30,468          28,447          56,292          42,290
                                         --------      --------        --------        --------        --------        --------

     Interest-sensitivity gap            $ 34,974       (72,050)         (8,441)          3,782         (12,450)        124,133
                                         ========      ========        ========        ========        ========        ========

     Cumulative gap                                     (72,050)        (80,491)        (76,709)        (89,159)         34,974
                                                       ========        ========        ========        ========        ========

     Interest-sensitivity gap
         as%  of total assets                            (20.49)%         (2.40)%          1.08%          (3.54)%         35.29%
                                                       ========        ========        ========        ========        ========

     Cumulative gap as%  of
         total assets                                    (20.49)%        (22.89)%        (21.81)%        (25.35)%          9.94%
                                                       ========        ========        ========        ========        ========


     The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has seven branch locations located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee and the Wal-Mart Super Center, Lebanon, Tennessee. The branch locations are new facilities with the exception of the Watertown and Gladeville offices which have been remodeled to serve the needs of the customer base effectively. The Bank owns five of these branch facilities and leases the Lebanon facility at Tennessee Boulevard under a long term lease. The Wal-Mart Super Center branch has a five year lease for the space used at the Lebanon Wal-Mart location. The Finance Company's principal place of business is at 502 West Main Street, Lebanon, Tennessee in a building which the Bank leases. The Bank also leases space at three locations within Wilson County where it maintains and operates automatic teller machines. The Bank purchased a trailer in early 1997 which can be used as a bank facility for use at new branch locations of the Company while a permanent building is being constructed.

DCB has a new bank facility at 576 West Broad Street in Smithville, Tennessee, containing approximately 6,800 square feet of space, which serves as the main office of DCB. In addition, DCB has a new branch facility which opened on December 6, 1997 and is located at 306 Brush Creek Road in Alexandria, Tennessee. This branch facility contains approximately 2,400 square feet and will serve the eastern portion of DeKalb County. CBSC is currently leasing office space at 1210 Main Street North. A site has been selected to build a permanent building during 1998.

ITEM 3.  LEGAL PROCEEDINGS

There were no material legal proceedings pending at December 31, 1997, against the Company, the Bank, DCB, CBSC or the Finance Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information required by this item is contained under the heading "Wilson Bank Holding Company Common Stock Market Information" on page 58 of the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item is contained under the heading "Wilson Bank Holding Company Financial Highlights Unaudited" on page 12 of the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained under the heading as set forth for this item on pages 13 through 23 of the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign currency exchange or commodity price risk.

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus the spread between the cost of funds and interest yields generated primarily through loans and investments.





















The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997.



                                     EXPECTED MATURITY DATE -- FISCAL YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------                                 Fair
(Dollars in thousands)                 1998           1999      2000      2001         2002        Thereafter     Total      Value
                                     --------        ------    ------     -----        -----       ----------     ------     ------
HELD FOR PURPOSES OTHER THAN TRADING
Earning assets:
  Loans, net of unearned interest:
    Variable rate                    $ 62,300        10,411    10,511     5,788        5,207          198         94,415     94,415
      Average interest rate              9.03%         8.23%     9.87%     9.03%        9.03%        8.75%          9.03%
    Fixed rate                         63,631        13,110    16,752    19,308       18,750       14,590        146,141    145,873
      Average interest rate              9.22%        10.04%    10.58%    10.27%       10.26%        8.36%          9.64%
  Securities                            7,558         5,744     9,316     3,310        7,255       28,314         61,497     61,793
      Average interest rate              7.87%         7.10%     7.19%     6.80%        6.78%        6.51%          6.88%
  Loans held for sale                   4,092            --        --        --           --           --          4.092      4,092
      Average interest rate              5.38%           --        --        --           --           --           5.38%
  Federal funds sold                   17,657            --        --        --           --           --         17,657     17,657
      Average interest rate              5.13%           --        --        --           --           --           5.13%

  Interest-bearing deposits           240,093        26,619    16,277     1,133          123           23        284,268    285,438
      Average interest rate              4.91%         5.93%     6.02%     6.22%        6.08%        6.00%          5.07%
  Short-term borrowings                 4,580            --        --        --           --           --          4,560      4,560
      Average interest rate              4.82%           --        --        --           --           --           4.82%


ITEM 8.  FINANCIAL STATEMENTS

The consolidated financial statements and the independent auditors report of Maggart & Associates, P.C. required by this item are contained in pages 24 through 57 and on page 24, respectively, of the Company's 1997 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference herein by reference to "Proposal No. 1: Election of Directors" in the Company's Proxy Statement. The information required by this item with respect to executive officers is set forth below:

         James Randall Clemons (45) - Mr. Clemons is President and Chief Executive Officer of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

         Becky Taylor (53) - Ms. Taylor is the principal accounting officer of the Company and a Senior Vice-President and Cashier of the Bank. She has served as Vice President and Cashier of the Bank since May 1987 and as the principal accounting officer of the Company since its formation in March 1992. She has held her positions with the Bank since it commenced operations. From 1963 to 1987, Ms. Taylor was employed by Lebanon Bank, Lebanon, Tennessee, where her duties included Data Processing Coordinator, Auditor, Security Officer and Compliance Officer. Ms. Taylor held the title of Vice President and Cashier of Lebanon Bank.

         Elmer Richerson (45) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Currently, Mr. Richerson is an Executive Vice President and Senior Loan Officer of the Bank and oversees the branch administration for the Bank.

         Larry Squires (45) - Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank's investment and brokerage center.

         Gary Whitaker (40) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, branch manager, construction lending, retail marketing, automobile lending, loan administration, operations analyst and most recently Vice President. His principal duties include overseeing the Bank's lending function and loan operations.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained under the captions "Certain Relationships and Related Transactions" and "Personnel Committee Interlocks and Insider Participation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. See Item 8.

         (a)(2) Financial Statement Schedules. Inapplicable.

         (a)(3) Exhibits. See Index to Exhibits.

         (b)      Reports on Form 8-K

                  None.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WILSON BANK HOLDING COMPANY

                            By: /s/ J. Randall Clemons
                                ------------------------------------------------
                                    J. Randall Clemons
                                    President and Chief Executive Officer

                            Date: March 23, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                  Date
         ---------                           -----                  ----

/s/ J. Randall Clemons              President, Chief           March 23, 1998
------------------------------      Executive Officer
J. Randall Clemons                  and Director


/s/ Becky Taylor                    Principal                  March 23, 1998
------------------------------      Accounting Officer
Becky Taylor                        and Chief Financial
                                    Officer


/s/ Charles Bell                    Director                   March 23, 1998
------------------------------
Charles Bell


/s/ Jack W. Bell                    Director                   March 23, 1998
------------------------------
Jack W. Bell


/s/ Mackey Bentley                  Director                   March 23, 1998
------------------------------
Mackey Bentley


/s/ James F. Comer                  Director                   March 23, 1998
------------------------------
James F. Comer


/s/ Jerry L. Franklin               Director                   March 23, 1998
------------------------------
Jerry L. Franklin


/s/ John B. Freeman                 Director                   March 23, 1998
------------------------------
John B. Freeman

         Signature                           Title                  Date
         ---------                           -----                  ----
/s/ Marshall Griffith               Director                   March 23, 1998
------------------------------
Marshall Griffith


/s/ Harold R. Patton                Director                   March 23, 1998
------------------------------
Harold R. Patton


/s/ James Anthony Patton            Director                   March 23, 1998
------------------------------
James Anthony Patton


/s/ John R. Trice                   Director                   March 23, 1998
------------------------------
John R. Trice


/s/ Robert T. VanHooser, Jr.        Director                   March 23, 1998
------------------------------
Robert T. VanHooser, Jr.

                                INDEX TO EXHIBITS

3.1 Charter (previously filed as Exhibit 3(a) to the Company's Registration Statement on Form S-4 dated March 18, 1992 (Registration No. 33-46469) and incorporated herein by reference).

3.2 Bylaws (previously filed as Exhibit 3(a) to the Company's Registration Statement on Form S-4 dated March 18, 1992 (Registration No. 33-46469) and incorporated herein by reference).

13.1 Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 1997, incorporated by reference into Items 5, 6, 7, 7A and 8.

21.1     Subsidiaries of the Company.

27       Financial Data Schedule (for SEC use only)