Form 10-Q
period 1998-03-31
WILSON BANK HOLDING CO
filed 1998-05-14
CIK 885275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 0-20402
                                                -------

                           WILSON BANK HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)


            Tennessee                                         62-1497076
-------------------------------                     ----------------------------
(State or Other Jurisdiction of                     (IRS Employer Identification
 Incorporation or Organization)                                 Number)


                     623 West Main Street, Lebanon, TN 37087
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (615) 444-2265
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES     X      NO
                               --------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock outstanding: 1,422,585 shares at May 8, 1998
                                      ---------

PART 1:        FINANCIAL INFORMATION


      Item 1.  Financial Statements


      The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

               Consolidated Balance Sheets - March 31, 1998 and December 31,
               1997.

               Consolidated Statements of Earnings - For the three months ended March 31, 1998 and 1997.

               Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 1998 and 1997.

               Consolidated Statements of Cash Flows - For the three months ended March 31, 1998 and 1997.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II:       OTHER INFORMATION

      Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)



                                                                                              March 31     December 31,
                                                                                                1998            1997
                                                                                             ---------       --------
                                                                                                  (In Thousands)
                                         Assets
Loans                                                                                        $ 247,082        240,556
   Less: Allowance for loan losses                                                              (3,057)        (2,890)
                                                                                             ---------       --------
                Net loans                                                                      244,025        237,666

Securities:
   Held to maturity, at cost (market value - $24,466,000 and $24,547,000, respectively)         24,134         24,251
   Available-for-sale, at market (amortized cost - $45,979,000 and
   $37,052,000, respectively)                                                                   46,114         37,246

                                                                                             ---------       --------
                Total securities                                                                70,248         61,497

Loans held for sale                                                                              5,920          4,092
Federal funds sold                                                                              35,612         17,657
                                                                                             ---------       --------
                Total earning assets                                                           355,805        320,912

Cash and due from banks                                                                         11,390         14,123
Bank premises and equipment, net                                                                12,677         11,929
Accrued interest receivable                                                                      2,832          2,715
Organizational costs, net of accumulated amortization of $63,000 and $58,000,                       73             78
respectively
Deferred income tax asset                                                                          710            695
Other real estate                                                                                   --             63
Other assets                                                                                     1,042          1,194
                                                                                             ---------       --------

                Total assets                                                                 $ 384,529        351,709
                                                                                             =========       ========

                          Liabilities and Stockholders' Equity
Deposits                                                                                     $ 346,863        316,641
Securities sold under repurchase agreements                                                      5,901          4,560
Accrued interest and other liabilities                                                           2,431          2,236
Minority interest                                                                                3,479          3,455
                                                                                             ---------       --------
                Total liabilities                                                              358,674        326,892
                                                                                             ---------       --------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued 1,422,585 and
     1,407,467 shares, respectively                                                              2,845          2,815
Additional paid-in capital                                                                       7,999          7,527
Retained earnings                                                                               14,934         14,362
Accumulated other comprehensive earnings:
   Net unrealized gains on available-for-sale securities, net of taxes of $51,000 and
     $65,000, respectively                                                                          77            113
                                                                                             ---------       --------
                Total stockholders' equity                                                      25,855         24,817
                                                                                             ---------       --------

                Total liabilities and stockholders' equity                                   $ 384,529        351,709
                                                                                             =========       ========



See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                         1998           1997
                                                                      ----------      ---------
                                                                        (Dollars In Thousands
                                                                       Except Per Share Amount)
Interest income:
   Interest and fees on loans                                         $    5,805          4,717
   Interest and dividends on securities:
     Taxable securities                                                      744            587
     Exempt from Federal income taxes                                        280            279
   Interest on loans held for sale                                            61             26
   Interest on Federal funds sold                                            397            260
                                                                      ----------      ---------
                Total interest income                                      7,287          5,869
                                                                      ----------      ---------

Interest expense:
   Interest on negotiable order of withdrawal accounts                       105            167
   Interest on money market and savings accounts                             912            541
   Interest on certificates of deposit                                     2,642          2,045
   Interest on securities sold under repurchase agreements                    64             70
                                                                      ----------      ---------
                Total interest expense                                     3,723          2,823
                                                                      ----------      ---------

Net interest income before provision for possible loan losses              3,564          3,046
Provision for possible loan losses                                           228            187
                                                                      ----------      ---------
                Net interest income after provision for possible
                  loan losses                                              3,336          2,859
                                                                      ----------      ---------

Non-interest income:
   Service charges on deposit accounts                                       367            333
   Other fees and commissions                                                356             81
   Gain on sale of loans                                                     269            134
   Gain on sale of fixed assets                                                6             --
   Minority interest in net loss of subsidiaries                              --             33
                                                                      ----------      ---------
                                                                             998            581
                                                                      ----------      ---------

Non-interest expense:
   Salaries and employee benefits                                          1,419          1,183
   Occupancy expenses, net                                                   196            153
   Furniture and equipment expense                                           201            322
   Data processing expense                                                   109            139
   Other operating expenses                                                  644            441
   Loss on sale of other real estate                                           2             --
   Minority interest in net earnings of subsidiaries                          32             11
                                                                      ----------      ---------
                                                                           2,603          2,249
                                                                      ----------      ---------

Earnings before income taxes                                               1,731          1,191
Income taxes                                                                 596            387
                                                                      ----------      ---------
Net earnings                                                          $    1,135            804
                                                                      ==========      =========

Weighted average number of shares outstanding                          1,417,546      1,387,479
                                                                      ==========      =========

Net earnings per common share                                         $      .80            .58
                                                                      ==========      =========

Dividends per share                                                   $      .40            .35
                                                                      ==========      =========



See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)


                                                                                      1998          1997
                                                                                     -------       ------
                                                                                        (In Thousands)

Net earnings                                                                         $ 1,135          804
                                                                                     -------       ------
Other comprehensive losses, net of tax:
   Unrealized losses on available-for-sale securities
     arising during period, net of taxes of $22,000 and
     $93,000, respectively                                                               (36)        (137)
                                                                                     -------       ------
                Other comprehensive losses                                               (36)        (137)
                                                                                     -------       ------

                Comprehensive earnings                                               $ 1,099          667
                                                                                     =======       ======


See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                      1998          1997
                                                                                     -------       ------
                                                                                        (In Thousands)

Cash flows from operating activities:
   Interest received                                                                 $ 7,152        5,600
   Fees and commissions received                                                         723          405
   Proceeds from sale of loans                                                        19,136        9,510
   Origination of loans held for sale                                                (20,695)      (7,894)
   Interest paid                                                                      (3,706)      (2,586)
   Cash paid to suppliers and employees                                               (2,321)      (2,138)
   Income taxes paid                                                                    (237)        (187)
                                                                                     -------       ------
                Net cash provided by operating activities                                 52        2,710
                                                                                     -------       ------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                               798        5,619
   Purchase of held-to-maturity securities                                              (681)      (4,046)
   Purchase of available-for-sale securities                                         (19,571)      (7,868)
   Proceeds from maturities of available-for-sale securities                          10,662        2,858
   Proceeds from sales of available-for-sale securities                                   --          250
   Proceeds from sale of fixed assets                                                     27           --
   Proceeds from sale of other real estate                                                61           --
   Loans made to customers, net of repayments                                         (6,587)     (12,754)
   Purchase of premise and equipment                                                  (1,041)        (719)
                                                                                     -------       ------
                Net cash used in investing activities                                (16,332)     (16,660)
                                                                                     -------       ------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                                 15,450       12,608
   Net increase in time deposits                                                      14,772       14,497
   Increase in securities sold under repurchase agreement                              1,341          624
   Dividends paid                                                                       (563)        (482)
   Proceeds from sale of common stock                                                    502          416
                                                                                     -------       ------
                Net cash provided by financing activities                             31,502       27,663
                                                                                     -------       ------

Net increase in cash and cash equivalents                                             15,222       13,713

Cash and cash equivalents at beginning of period                                      31,780       20,564
                                                                                     -------       ------

Cash and cash equivalents at end of period                                           $47,002       34,277
                                                                                     =======       ======

See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                                      1998          1997
                                                                                     -------       ------
                                                                                        (In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                    $ 1,135          804
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                                   274          250
         Provision for loan losses                                                       228          187
         Net gains (losses) of minority interests of
           commercial bank subsidiaries                                                   32          (22)
         Gain on sale of fixed assets                                                     (6)          --
         Loss on sale of other real estate                                                 2           --
         Decrease (increase) in loans held for sale                                   (1,828)       1,482
         Decrease in refundable income taxes                                             175           --
         Increase in taxes payable                                                       184          200
         FHLB dividend reinvestment                                                      (15)         (12)
         Decrease (increase) in other assets, net                                        (23)          61
         Increase in deferred tax asset                                                   --          (70)
         Decrease in other liabilities                                                    (6)        (140)
         Increase in interest receivable                                                (117)        (267)
         Increase in interest payable                                                     17          237
                                                                                     -------       ------
                Total adjustments                                                     (1,083)       1,906
                                                                                     -------       ------

                Net cash provided by operating activities                            $    52        2,710
                                                                                     =======       ======


Supplemental schedule of non-cash activities:

     Unrealized loss in values of securities available-for- sale, net of income tax benefit of $22,000 and $93,000 for the quarters ended March 31, 1998 and 1997,
       respectively                                                                  $   (36)        (137)
                                                                                     =======       ======

     Non-cash transfers from loans to other real estate                              $    --          244
                                                                                     =======       ======


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)





BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Wilson Bank Holding Company (Company), its wholly-owned subsidiary, Wilson Bank and Trust, Hometown Finance Company, a wholly-owned subsidiary of Wilson Bank and Trust, DeKalb Community Bank, a 50% owned subsidiary, and Community Bank of Smith County, a 50% owned subsidiary.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997, comprehensive earnings for the three months ended March 31, 1998 and 1997 and changes in cash flows for the three months ended March 31, 1998 and 1997. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1997 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     --------------------
                                                                                      1998          1997
                                                                                     -------       ------
                                                                                        (In Thousands)


Balance, January 1, 1998 and 1997, respectively                                      $ 2,890        2,452
Add (deduct):
   Losses charged to allowance                                                           (80)         (42)
   Recoveries credited to allowance                                                       19           12
   Provision for loan losses                                                             228          187
                                                                                     -------       ------
Balance, March 31, 1998 and 1997, respectively                                       $ 3,057        2,609
                                                                                     =======       ======

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

RESULTS OF OPERATIONS

              Net earnings increased 41.2% to $1,135,000 for the three months ended March 31, 1998 from $804,000 in the first quarter of 1997. The increase in net earnings was primarily due to a 17.0% increase in net interest income and a 71.8% increase in non-interest income which were partially offset by a 15.7% increase in non-interest expenses.

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned in various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's interest income, excluding tax equivalent adjustments, increased $1,418,000 or 24.2% during the three months ended March 31, 1998 as compared to the first quarter 1997. The increase in 1998 was primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 94.1% for the quarter ended March 31, 1998 and 93.2% for the quarter ended March 31, 1997.

              Interest expense increased by $900,000 for the three months ended March 31, 1998 compared to an increase of $451,000 for the same period in 1997. The increase for the quarters ended March 31, 1998 and 1997 was due to an increase in average interest bearing liabilities and weighted average interest rates.

              The foregoing resulted in an increase in net interest income before the provision for loan losses of $518,000 or 17.0% for the first three months of 1998 as compared to the first quarter 1997.

PROVISION FOR POSSIBLE LOAN LOSSES

              The provision for loan losses was $228,000 and $187,000, respectively, for the first three months of 1998 and 1997. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $3,057,000 an increase of 5.8% from $2,890,000 at December 31, 1997. The allowance for possible loan losses was 1.2% of total loans outstanding at March 31, 1998 and December 31, 1997, respectively.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at March 31, 1998 to be adequate.

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of fixed assets and minority interest in net losses of subsidiaries. Total non-interest income for the three months ended March 31, 1998 increased by 71.8% to $998,000 from $581,000 for the same period in 1997. This increase was due to an increase of $135,000 or 100.7% in gains on sale of loans from $134,000 during the first quarter of 1997 to $269,000 for the same period in 1998. Service charges on deposit accounts increased $34,000 or 10.2% to $367,000, and other fees and commissions increased $275,000 or 339.5% to $356,000 compared to the same quarter in 1997.

NON-INTEREST EXPENSES

              Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $354,000 or 15.7% during the first three months of 1998 compared to same period in 1997. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's expanded operations which includes the addition of a new branch office. The number of employees increased from 159 at March 31, 1997 to 172 at March 31, 1998. Increases in occupancy and furniture and equipment expenses were also due to the Company's expanded operations. Other operating expenses for the three months ended March 31, 1998 increased to $644,000 from $441,000 for the three months ended March 31, 1997. These expenses include Federal deposit insurance premiums, data processing, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $596,000 for the three months ended March 31, 1998, an increase of $209,000 over the comparable period in 1997. The percentage of income tax expense to net income before taxes was 34.4% and 32.5% for the periods ended March 31, 1998 and 1997, respectively. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 3.8% at March 31, 1998 compared to 4.8% at March 31, 1997.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

              The Company's total assets increased 9.3% to $384,529,000 during the three months ended March 31, 1998 from $351,709,000 at December 31, 1997. Loans, net of allowance for possible loan losses, totaled $244,025,000 at March 31, 1998, a 2.7% increase compared to $237,666,000 at December 31, 1997. This increase was primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $8,751,000 or 14.2% to $70,248,000 at March 31, 1998. The increase in securities included a net unrealized loss of $59,000 during the quarter as a result of the decrease in unrealized gain on available-for-sale securities. Federal funds sold increased $17,955,000 to $35,612,000 at March 31, 1998 from $17,657,000 at December 31, 1997.

              Total liabilities increased by 9.7% to $358,674,000 for the three months ended March 31, 1998 compared to $326,892,000 at December 31, 1997. This increase was composed primarily of a $30,222,000 increase in total deposits (9.5% increase). Securities sold under repurchase agreements increased $1,341,000 during the quarter ended March 31, 1998.

              Effective January 1, 1995, the Company adopted on a prospective basis Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

              A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $98,653,000, $42,746,000 and $1,169,000, respectively at March 31, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company considers all loans subject to the provisions of SFAS 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 1998, the Company had nonaccrual loans totaling $252,000 as compared to $160,000 at December 31, 1997.

              Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 1998, the Company had no loans that have had the terms modified in a troubled debt restructuring.

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

              Impaired loans and related allowance for loan loss amounts at March 31, 1998 and December 31, 1997 were as follows:

                                             March 31, 1998            December 31, 1997
                                        -----------------------     ------------------------
                                                      Allowance                    Allowance
                                         Recorded        for         Recorded        for
          (In Thousands)                Investment    Loan Loss     Investment     Loan Loss
                                        ----------    ---------     ----------     ---------
Impaired loans with allowance for
  loan loss                               $   --             --         1,025         227

Impaired loans with no allowance
for loan loss                                 --             --            --          --

                                          ------         ------         -----         ---
                                          $   --         $   --         1,025         227
                                          ======         ======         =====         ===

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the year ended December 31, 1997 was $543,000. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $23,000.

              The following schedule details selected information as to non-performing loans of the Company at March 31, 1998:

                                              Past Due
                                              90 Days    Non-Accrual
                                              -------    -----------
                                                 (In Thousands)
       Real estate loans                        $315          45
       Installment loans                         342         162
       Commercial                                  3          45
                                                ----         ---
                                                $660         252
                                                ====         ===

       Renegotiated loans                       $ --          --
                                                ====         ===

              Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 1998 totaled $912,000 a decrease from $1,379,000 at December 31, 1997.

              At March 31, 1998, loans totaling $1,864,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $1,536,000 are real estate and $328,000 are personal. The collateral values securing these loans total approximately $1,569,000, ($1,431,000 related to real property and $138,000 related to personal loans). Internally classified loans increased $702,000 or 60.4% from $1,162,000 at December 31, 1997. Internally classified real estate loans increased $1,230,000 and personal loans decreased $528,000. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 1998, the Company's liquid assets totaled $48,252,000.

              The Company's primary source of liquidity is a stable core deposit base. In addition loan payments provide a secondary source.

              Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the subsidiary bank. These meetings focus on the spread between the Company's cost of funds and interest yields generated primarily through loans and investments.

              The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $9 million mature or will be subject to rate adjustments within the next twelve months.

              A secondary source of liquidity is the Company's loan portfolio. At March 31, 1998 loans totaling approximately $165 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $54 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

              Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in a materially adverse way.

CAPITAL POSITION AND DIVIDENDS

              Capital. At March 31, 1998, total stockholders' equity was $25,855,000 or 6.7% of total assets, which compares with $24,817,000 or 7.1% of total assets at December 31, 1997. The dollar increase in stockholders' equity during the three months ended March 31, 1998 results from the Company's net income of $1,135,000, the net effect of a $36,000 unrealized loss on investment securities net of applicable income taxes, and cash dividends declared of $563,000 of which $502,000 was reinvested under the Company's dividend reinvestment plan.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 1998 the Company's total risk-based capital ratio was 13.0% and its Tier I risk-based capital ratio was 11.8%. At December 31, 1997, the Company's total risk-based capital ratio was 13.4% and its Tier I risk-based capital ratio was 12.2%. At March 31, 1998, the Company had a leverage ratio of 8.0% compared to 8.2% at December 31, 1997. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%.

IMPACT OF INFLATION

              Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

              There have been no material changes in reported market risks during the three months ended March 31, 1998.

                           PART II. OTHER INFORMATION






Item 1.   LEGAL PROCEEDINGS

                None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

                None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

Item 5.   OTHER INFORMATION

                None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at March 31, 1998 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending March 31, 1998.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WILSON BANK HOLDING COMPANY
                                                 (Registrant)




DATE:        May 8, 1998                /s/       Randall Clemons
       ---------------------           -------------------------------------
                                       Randall Clemons
                                       President and Chief Executive Officer



DATE:        May 8, 1998                /s/       Becky Taylor
       ---------------------           -------------------------------------

                                        Becky Taylor
                                        Sr. Vice President & Cashier