Form 10-Q
period 1998-06-30
WILSON BANK HOLDING CO
filed 1998-08-13
CIK 885275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



MARK ONE

   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                       FROM _____________ TO _____________

                         Commission File Number 0-20402

                           WILSON BANK HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

          Tennessee                                          62-1497076
 ------------------------------                    ----------------------------
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

          Common stock outstanding: 1,438,781 shares at August 4, 1998.
                                   ----------

PART 1: FINANCIAL INFORMATION


         Item 1. Financial Statements


       The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

               Consolidated Balance Sheets - June 30, 1998 and December 31,
               1997.

               Consolidated Statements of Earnings - For the three months and six months ended June 30, 1998 and 1997.

               Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 1998 and 1997.

               Consolidated Statements of Cash Flows - For the six months ended June 30, 1998 and 1997.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.


PART II: OTHER INFORMATION

         Item 4. Submission of matters to a vote of Security Holders.

         Item 5. Other Information.

         Item 6. Exhibits and Reports on Form 8-K.

               Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)

                                                                                           June 30,            December 31,
                                                                                             1998                  1997
                                                                                           ---------             --------
                                                                                               (In Thousands)
                                      Assets
Loans                                                                                      $ 260,749              240,556
   Less: Allowance for loan losses                                                            (3,216)              (2,890)
                                                                                           ---------             --------
                Net loans                                                                    257,533              237,666

Securities:
   Held to maturity, at cost (market value $22,947,000 and
     $24,547,000, respectively)                                                               22,635               24,251
   Available-for-sale, at market (amortized cost $55,707,000
     and $37,052,000, respectively)                                                           55,783               37,246
                                                                                           ---------             --------
                Total securities                                                              78,418               61,497

Loans held for sale                                                                            2,497                4,092
Federal funds sold                                                                            18,279               17,657
                                                                                           ---------             --------
                Total earning assets                                                         356,727              320,912

Cash and due from banks                                                                       16,587               14,123
Bank premises and equipment, net                                                              12,964               11,929
Accrued interest receivable                                                                    3,324                2,715
Organizational costs, net of accumulated amortization of $69,000
   and $58,000, respectively                                                                      67                   78
Other real estate                                                                                105                   63
Deferred income tax asset                                                                        724                  695
Other assets                                                                                   1,093                1,194
                                                                                           ---------             --------

                Total assets                                                               $ 391,591              351,709
                                                                                           =========             ========

                       Liabilities and Stockholders' Equity
Deposits                                                                                   $ 348,851              316,641
Securities sold under repurchase agreements                                                    9,631                4,560
Accrued interest and other liabilities                                                         2,541                2,236
Minority interest                                                                              3,496                3,455
                                                                                           ---------             --------
                Total liabilities                                                            364,519              326,892
                                                                                           ---------             --------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued 1,422,585 at June 30, 1998 and 1,407,467 shares at
     December 31, 1997, respectively                                                           2,845                2,815
   Additional paid-in capital                                                                  7,999                7,527
   Retained earnings                                                                          16,182               14,362
   Net unrealized gains on available-for-sale securities, net of tax
     expense of $29,000 and $65,000, respectively                                                 46                  113
                                                                                           ---------             --------
                Total stockholders' equity                                                    27,072               24,817
                                                                                           ---------             --------

                Total liabilities and stockholders' equity                                 $ 391,591              351,709
                                                                                           =========             ========





See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

                                                              Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                           ------------------------     ------------------------
                                                              1998          1997           1998          1997
                                                           ----------     ---------     ----------     ---------
                                                            (Dollars In Thousands         (Dollars in Thousands
                                                           Except Per Share Amounts)    Except Per Share Amounts)
Interest income:
   Interest and fees on loans                              $    6,194         5,288     $   11,999        10,005
   Interest and dividends on securities:
     Taxable securities                                           924           609          1,668         1,196
     Exempt from Federal income taxes                             264           282            544           561
   Interest on loans held for sale                                 66            28            127            54
   Interest on federal funds sold                                 361           179            758           439
                                                           ----------     ---------     ----------     ---------
              Total interest income                             7,809         6,386         15,096        12,255
                                                           ----------     ---------     ----------     ---------
Interest expense:
   Interest on negotiable order of withdrawal accounts            109           132            214           299
   Interest on money market and savings accounts                  917           613          1,829         1,154
   Interest on certificates of deposit                          2,854         2,179          5,496         4,224
   Interest on securities sold under repurchase agreements         88            73            152           143
                                                           ----------     ---------     ----------     ---------
              Total interest expense                            3,968         2,997          7,691         5,820
                                                           ----------     ---------     ----------     ---------
              Net interest income before provision for
                possible loan losses                            3,841         3,389          7,405         6,435
Provision for possible loan losses                                284           201            512           388
                                                           ----------     ---------     ----------     ---------
              Net interest income after provision for
                possible loan losses                            3,557         3,188          6,893         6,047
                                                           ----------     ---------     ----------     ---------
Non-interest income:
   Service charges on deposit accounts                            417           365            784           698
   Other fees and commissions                                     411           150            767           284
   Gain on sale of loans                                          274           180            543           314
   Gain on sale of fixed assets                                    --            --              6            --
   Minority interest in net loss of subsidiaries                   --             3             --            22
                                                           ----------     ---------     ----------     ---------
                                                                1,102           698          2,100         1,318
                                                           ----------     ---------     ----------     ---------
Non-interest expenses:
   Salaries and employee benefits                               1,462         1,308          2,881         2,491
   Occupancy expenses, net                                        221           140            417           293
   Furniture and equipment expense                                243           358            444           680
   Data processing expense                                        113           150            222           289
   Other operating expenses                                       684           414          1,328           905
   Loss on sale of other real estate                               --            --              2            --
   Minority interest in net earnings of subsidiaries               37            --             69            --
                                                           ----------     ---------     ----------     ---------
                                                                2,760         2,370          5,363         4,658
                                                           ----------     ---------     ----------     ---------
              Earnings before income taxes                      1,899         1,516          3,630         2,707

Income taxes                                                      651           506          1,247           893
                                                           ----------     ---------     ----------     ---------
              Net earnings                                 $    1,248         1,010     $    2,383         1,814
                                                           ==========     =========     ==========     =========

Weighted average number of shares outstanding               1,422,585     1,392,182      1,420,079     1,389,844
                                                           ==========     =========     ==========     =========

Basic earnings per common share                            $      .88           .73     $     1.68          1.31
                                                           ==========     =========     ==========     =========

Dividends per share                                        $       --            --     $      .40           .35
                                                           ==========     =========     ==========     =========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)


                                                            Three Months Ended     Six Months Ended
                                                                 June 30,               June 30,
                                                            ------------------     ------------------
                                                              1998       1997       1998         1997
                                                            -------      -----     -------      -----
                                                               (In Thousands)        (In Thousands)
Net earnings                                                $ 1,248      1,010     $ 2,383      1,814
                                                            -------      -----     -------      -----
Other comprehensive earnings (losses) net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of tax
     benefits of $19,000, tax expense of $86,000,
     tax benefits of $41,000 and tax expense of $2,000,
     respectively                                               (31)       141         (67)         4
                                                            -------      -----     -------      -----
           Other comprehensive earnings (losses)                (31)       141         (67)         4
                                                            -------      -----     -------      -----
           Comprehensive earnings                           $ 1,217      1,151     $ 2,316      1,818
                                                            =======      =====     =======      =====




See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                   1998          1997
                                                                 --------      -------
                                                                    (In Thousands)
Cash flows from operating activities:
   Interest received                                             $ 14,446       11,811
   Fees and commissions received                                    1,551          679
   Proceeds from sale of loans                                     14,337       18,974
   Origination of loans held for sale                             (12,199)     (17,968)
   Interest paid                                                   (7,418)      (5,570)
   Cash paid to suppliers and employees                            (4,667)      (4,299)
   Income taxes paid                                               (1,160)        (939)
                                                                 --------      -------
                Net cash provided by operating activities           4,890        2,688
                                                                 --------      -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities          2,886        4,450
   Proceeds from maturities of available-for-sale securities       18,345        5,312
   Purchase of held-to-maturity securities                         (1,264)      (4,046)
   Purchase of available-for-sale securities                      (36,965)     (10,080)
   Loans made to customers, net of repayments                     (20,484)     (32,250)
   Purchase of premises and equipment                              (1,630)      (1,821)
   Proceeds from sale of premises and equipment                        27           --
   Proceeds from sale of other real estate                             61           --
                                                                 --------      -------
                Net cash used in investing activities             (39,024)     (38,435)
                                                                 --------      -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                               8,502       21,319
   Net increase in time deposits                                   23,708       16,952
   Increase in securities sold under repurchase agreement           5,071          976
   Dividends paid                                                    (563)        (481)
   Proceeds from sale of common stock                                 502          416
                                                                 --------      -------
                Net cash provided by financing activities          37,220       39,182
                                                                 --------      -------

Net increase in cash and cash equivalents                           3,086        3,435

Cash and cash equivalents at beginning of period                   31,780       20,564
                                                                 --------      -------

Cash and cash equivalents at end of period                       $ 34,866       23,999
                                                                 ========      =======




See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                                           1998                1997
                                                                                          -------             ------
                                                                                             (In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                         $ 2,383              1,814
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                                        575                497
         Provision for loan losses                                                            512                388
         Net gains (losses) of minority interests of commercial
           bank subsidiaries                                                                   69                (22)
         FHLB dividend reinvestment                                                           (31)               (25)
         Gain on sale of premises and equipment                                                (6)                --
         Loss on sale of other real estate                                                      2                 --
         Decrease in loans held for sale                                                    1,595                692
         Decrease in refundable income taxes                                                  175                 --
         Increase in deferred tax asset                                                        (6)                --
         Increase in other assets, net                                                        (74)              (299)
         Decrease in taxes payable                                                            (82)               (50)
         Increase in interest receivable                                                     (609)              (426)
         Increase (decrease) in other liabilities                                             114               (131)
         Increase in interest payable                                                         273                250
                                                                                          -------             ------
           Total adjustments                                                                2,507                874
                                                                                          -------             ------

           Net cash provided by operating activities                                      $ 4,890              2,688
                                                                                          =======             ======

Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in values of securities available-for-sale, net of income tax benefit of $36,000 and tax expense of $2,000 for the six
       months ended June 30, 1998 and 1997, respectively                                  $   (67)                 4
                                                                                          =======             ======

     Non-cash transfers from loans to other real estate                                   $   105                288
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations for the three months and six months ended June 30, 1998 and 1997, comprehensive earnings for the three months and six months ended June 30, 1998 and 1997 and changes in cash flows for the six months ended June 30, 1998 and 1997. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1997 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                Six Months Ended
                                                                     June 30,
                                                           --------------------------
                                                             1998               1997
                                                           -------             ------
                                                                  (In Thousands)

Balance, January 1, 1998 and 1997, respectively            $ 2,890              2,452
Add (deduct):
   Losses charged to allowance                                (214)              (108)
   Recoveries credited to allowance                             28                 26
   Provision for loan losses                                   512                388
                                                           -------             ------
Balance, June 30, 1998 and 1997, respectively              $ 3,216              2,758
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

RESULTS OF OPERATIONS

              Net earnings increased 31.4% to $2,383,000 for the six months ended June 30, 1998 from $1,814,000 in the first six months of 1997. Net earnings were $1,248,000 for the quarter ended June 30, 1998, an increase of $238,000 or 23.6% from $1,010,000 for the three months ended June 30, 1997 and an increase of $113,000 or 10.0% over the quarter ended March 31, 1998. The increase in net earnings during the six months ended June 30, 1998 was primarily due to a 15.1% increase in net interest income and a 59.3% increase in non-interest income which was partially offset by a 15.1% increase in non-interest expenses.

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $2,841,000 or 23.2% during the six months ended June 30, 1998 as compared to the same period in 1997. The increase in total interest income was $1,423,000 or 22.3% for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 and $522,000 or 7.2% over the first three months of 1998. The increase in 1998 was primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 90.7% and 92.2% for the six months ended June 30, 1998 and June 30, 1997, respectively, and 93.3% for the year ended December 31, 1997.

              Interest expense increased $1,871,000 or 32.1% for the six months ended June 30, 1998 as compared to the same period in 1997. The increase was $971,000 or 32.4% for the three months ended June 30, 1998 as compared to the same period in 1997. Interest expense increased $245,000 or 6.6% for the quarter ended June 30, 1998 over the first three months of 1998. The overall increase in total interest expense for the first six months of 1998 was primarily attributable to an increase in weighted average interest-bearing liabilities.

              The foregoing resulted in an increase in net interest income of $970,000 or 15.1% for the first six months of 1998 as compared to the same period in 1997. The increase was $452,000 or 13.3% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 and an increase of $277,000 or 7.8% when compared to the first quarter of 1998.

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

PROVISION FOR POSSIBLE LOAN LOSSES

              The provision for possible loan losses was $512,000 and $388,000, for the first six months of 1998 and 1997, respectively. The provision for loan losses during the three month periods ended June 30, 1998 and 1997 was $284,000 and $201,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $3,216,000, an increase of 11.3% from $2,890,000 at December 31, 1997. The allowance for possible loan losses as a percentage of total outstanding loans was 1.2% at June 30, 1998 and December 31, 1997, respectively.

              The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at June 30, 1998 to be adequate.

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of fixed assets and minority interest in net losses of subsidiaries. Total non-interest income for the six months ended June 30, 1998 increased by 59.3% to $2,100,000 from $1,318,000 for the same period in 1997. The increase was $404,000 or 57.9% during the quarter ended June 30, 1998 compared to the second quarter in 1997 and was $104,000 or 10.4% over the first three months of 1998. The increases were due primarily to increases in other fees and commissions and gains on sale of loans. Other fees and commissions increased $483,000 or 170.1% during the six months ended June 30, 1998. Other fees and commissions increased $261,000 or 174.0% during the quarter ended June 30, 1998 compared to the same quarter in 1997. Gains on sales of loans totaled $543,000 and $314,000 during the six months ended June 30, 1998 and 1997, respectively, an increase of $229,000 or 72.9% and $274,000 and $180,000 during the quarters ended June 30, 1998 and 1997, respectively, an increase of $94,000 or 52.2%.

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST EXPENSE

              Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses, other operating expenses, and minority interest in net earnings of subsidiaries. Total non-interest expense increased $705,000 or 15.1% during the first six months of 1998 compared to the same period in 1997. The increase for the quarter ended June 30, 1998 was $390,000 or 16.5% as compared to the comparable quarter in 1997 and $157,000 or 6.0% as compared to the first three months of 1998. The increases in non-interest expense are attributable primarily to increases in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company's expanded operations, which includes the addition of a new branch office. The number of employees increased to 188 at June 30, 1998, an increase from 159 at June 30, 1997. The increase in occupancy expenses was also due to the Company's expanded operations. Other operating expenses for the six months ended June 30, 1998 increased to $1,328,000 from $905,000 for the comparable period in 1997. Other operating expenses increased $270,000 or 65.2% during the quarter ended June 30, 1998 as compared to the same period in 1997 and $40,000 or 6.2% as compared to the first three months of 1998. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $1,247,000 for the six months ended June 30, 1998, an increase of $354,000 over the comparable period in 1997. Income tax expense was $651,000 for the quarter ended June 30, 1998, an increase of $145,000 over the same period in 1997. The percentage of income tax expense to net income before taxes was 34.4% and 33.0% for the six months ended June 30, 1998 and 1997, respectively and 34.3% and 33.4% for the quarters ended June 30, 1998 and 1997, respectively. The percentage of income tax expense to net income before taxes was 34.4% for the first three months of 1998. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 3.6% for the six months ended June 30, 1998 compared to 4.6% for the six months ended June 30, 1997.

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

              The Company's total assets increased 11.3% to $391,591,000 during the six months ended June 30, 1998 from $351,709,000 at December 31, 1997. Total assets increased $7,062,000 or 1.8% and $32,820,000 or 9.3% during the three-month periods ended June 30, 1998 and March 31, 1998, respectively. Loans, net of allowance for possible loan losses totaled $257,533,000 at June 30, 1998 or a 8.4% increase compared to $237,666,000 at December 31, 1997. Net loans increased $13,508,000 or 5.5% and $6,359,000 or 2.7% during the quarters ended June 30, 1998 and March 31, 1998, respectively. These increases were primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $16,921,000 or 27.5% to $78,418,000 at June 30, 1998 from $61,497,000 at December 31, 1997. Securities increased $8,170,000 or 11.6% during the three months ended June 30, 1998. The increase in securities included a net unrealized gain of $76,000 during the six month period ending June 30, 1998. Federal funds sold increased $622,000 to $18,279,000 at June 30, 1998 from $17,657,000 at
December 31, 1997.

              Total liabilities increased by 11.5% to $364,519,000 at June 30, 1998 compared to $326,892,000 at December 31, 1997. The increase by quarter totaled $5,845,000 or 1.6% and $31,782,000 or 9.7% during the quarters ended June 30, 1998 and March 31, 1998, respectively. These increases were composed primarily of a $32,210,000 or 10.2% increase in total deposits and an increase of $5,071,000 or 111.2% in securities sold under repurchase agreements during the six months ended June 30, 1998.

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

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION, CONTINUED

BALANCE SHEET SUMMARY, CONTINUED

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $101,448,000, $46,759,000 and $1,298,000, respectively at June 30, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 1998, the Company had nonaccrual loans totaling $298,000 as compared to $160,000 at December 31, 1997.

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

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 1998, the Company had no loans that have had the terms modified in a troubled debt restructuring.

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION, CONTINUED

BALANCE SHEET SUMMARY, CONTINUED


              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

              Impaired loans and related allowance for loan loss amounts at June 30, 1998 and December 31, 1997 were as follows:

                                                           June 30, 1998                December 31, 1997
                                                      -----------------------        -----------------------
                                                                    Allowance                      Allowance
                                                       Recorded        for            Recorded        for
                          (In Thousands)              Investment    Loan Loss        Investment    Loan Loss
                                                      ----------    ---------        ----------    ---------
                Impaired loans with allowance for
                  loan loss                           $    -             -              1,025           227
                Impaired loans with no allowance
                  for loan loss                            -             -                 -             -
                                                      ----------    ---------        --------      --------
                                                      $    -             -              1,025           227
                                                      ==========    =========        ========      ========


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

              The following schedule details selected information as to non-performing loans of the Company at June 30, 1998:

                                                                             June 30, 1998
                                                                   ----------------------------
                                                                   Past Due
                                                                   90 Days          Non-Accrual
                                                                   --------         -----------
                                                                        (In Thousands)

       Real estate loans                                           $    506                119
       Installment loans                                                461                165
       Commercial, financial and agricultural                            14                 14
                                                                   --------           --------
                                                                   $    981                298
                                                                   ========           ========

       Renegotiated loans                                          $     -                  -
                                                                   ========           ========

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION, CONTINUED

BALANCE SHEET SUMMARY, CONTINUED

              Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 1998 totaled $1,279,000, a decrease from $1,379,000 at December 31, 1997. During the three months ended June 30, 1998, non-performing loans increased $367,000 or 40.2% from $912,000 at March 31, 1998. The decrease in non-performing loans in the first six months of 1998 is due primarily to an improvement in certain real estate loans.

              At June 30, 1998, loans totaling $1,517,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $1,248,000 are real estate and $269,000 are personal. The collateral values securing these loans total approximately $1,316,000 ($1,180,000 related to real property and $136,000 related to personal loans). The internally classified loans have increased from $1,162,000 at December 31, 1997, to $1,517,000 at June 30, 1998. This increase is represented by a decrease of $587,000 in personal loans offset by a $942,000 increase related to real estate loans. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 1998, the Company's liquid assets totaled $34,947,000.

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

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND ASSET MANAGEMENT, CONTINUED

              The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $6.9 million mature or will be subject to rate adjustments within the next twelve months.

              A secondary source of liquidity is the Company's loan portfolio. At June 30, 1998 loans of approximately $170.7 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $56.9 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

              Capital. At June 30, 1998, total stockholders' equity was $27,072,000 or 6.9% of total assets, which compares with $24,817,000 or 7.1% of total assets at December 31, 1997. The dollar increase in stockholders' equity during the six months ended June 30, 1998 results from the Company's net income of $2,383,000, the net effect of a $67,000 unrealized loss on investment securities net of applicable income taxes, less cash dividends declared of $563,000 of which $502,000 was reinvested under the Company's dividend reinvestment plan.

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL POSITION AND DIVIDENDS, CONTINUED

              The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 1998 the Company's total risk-based capital ratio was 13.1% and its Tier I risk-based capital ratio was approximately 11.9% compared to ratios of 13.4% and 12.2%, respectively at December 31, 1997. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 1998 the Company had a leverage ratio of 7.9%, compared to 8.2% at December 31, 1997.

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

FORWARD-LOOKING STATEMENTS

              This form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                          WILSON BANK HOLDING COMPANY
                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FORWARD-LOOKING STATEMENTS, CONTINUED

              In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

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

              There have been no material changes in reported market risks during the six months ended June 30, 1998.

                           PART II. OTHER INFORMATION





ITEM 1.    LEGAL PROCEEDINGS

                None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The annual meeting of stockholders was held April 14, 1998.

           (b) Election of the entire board of directors.

           (c) (1) Each director was elected by the following tabulation:

                                               Number
                                              of Shares                                            Broker
                                               Voting         For        Against     Withheld    Non-Votes
                                              ---------       ---        -------     --------    ---------
                   Charles Bell                806,311       806,072       239         0            0
                   Jack Bell                   806,311       806,072       239         0            0
                   Mackey Bentley              806,311       806,072       239         0            0
                   Randall Clemons             806,311       806,072       239         0            0
                   Jimmy Comer                 806,311       806,072       239         0            0
                   Jerry Franklin              806,311       806,072       239         0            0
                   John Freeman                806,311       806,072       239         0            0
                   Marshall Griffith           806,311       806,072       239         0            0
                   Harold Patton               806,311       806,072       239         0            0
                   James Patton                806,311       806,072       239         0            0
                   John Trice                  806,311       806,072       239         0            0
                   Bob Van Hooser              806,311       805,583       728         0            0

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

                  (2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

                                              Number
                                            of Shares                                            Broker
                                              Voting          For       Against     Abstain     Non-Votes
                                            ---------         ---       -------     -------     ---------
                                              806,311       800,493       228        5,590         0

           (d)    Not Applicable.


ITEM 5.    OTHER INFORMATION

                Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 14, 1998 in order to be included in the Company's Proxy Statement and form of proxy relating to the 1999 Annual Meeting of Shareholders. In the event that a proposal intended to be presented for action at the 1999 Annual Meeting of Shareholders by any shareholder of the Company is not received by the Company on or before January 28, 1999, then the management proxies would be allowed to use their discretionary voting authority if the proposal is raised at the 1999 Annual Meeting, whether or not the matter is discussed in the Proxy Statement. Proposals should be sent to the Company by certified mail, return receipt requested.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at June 30, 1998 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending June 30, 1998.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WILSON BANK HOLDING COMPANY
                                        ---------------------------
                                               (Registrant)




DATE:       August 4, 1998              /s/   Randall Clemons
            --------------              -------------------------------------
                                        Randall Clemons, President and
                                        Chief Executive Officer




DATE:       August 4, 1998              /s/   Becky Taylor
            --------------              -------------------------------------
                                        Becky Taylor
                                        Sr. Vice President & Cashier