Form 10-Q
period 1998-09-30
WILSON BANK HOLDING CO
filed 1998-11-12
CIK 885275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



MARK ONE

   [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

   [ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

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

                             YES  X      NO
                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock outstanding: 1,438,781 shares at November 2, 1998.
                         ----------          -------------

PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements


     The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

          Consolidated Balance Sheets - September 30, 1998 and December 31,
          1997.

          Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1998 and 1997.

          Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 1998 and 1997.

          Consolidated Statements of Cash Flows - For the nine months ended September 30, 1998 and 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.


Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

               Signatures.

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)


                                                                                         September 30,         December 31,
                                                                                             1998                  1997
                                                                                           ---------             --------
                                                                                                    (In Thousands)

                                      Assets
Loans                                                                                      $ 281,868              240,556
Less: Allowance for loan losses                                                               (3,294)              (2,890)
                                                                                           ---------             --------
             Net loans                                                                       278,574              237,666

Securities:
   Held-to-maturity, at cost (market value $23,104,000 and
     $24,547,000, respectively)                                                               22,667               24,251
   Available-for-sale, at market (amortized cost $55,380,000 and
     $37,052,000, respectively)                                                               55,782               37,246
                                                                                           ---------             --------
             Total securities                                                                 78,449               61,497
                                                                                           ---------             --------

Loans held for sale                                                                            3,325                4,092
Federal funds sold                                                                            16,808               17,657
                                                                                           ---------             --------
             Total earning assets                                                            377,156              320,912

Cash and due from banks                                                                        9,981               14,123
Bank premises and equipment, net                                                              13,477               11,929
Accrued interest receivable                                                                    3,601                2,715
Organizational costs, net of accumulated amortization of
   $75,000 and $58,000, respectively                                                              61                   78
Other real estate                                                                                 --                   63
Deferred income tax asset                                                                        629                  695
Other assets                                                                                   1,267                1,194
                                                                                           ---------             --------

             Total assets                                                                  $ 406,172              351,709
                                                                                           =========             ========

                       Liabilities and Stockholders' Equity
Deposits                                                                                   $ 360,888              316,641
Securities sold under repurchase agreements                                                   10,469                4,560
Accrued interest and other liabilities                                                         2,492                2,236
Federal funds purchased                                                                          352                   --
Minority interest                                                                              3,565                3,455
                                                                                           ---------             --------
             Total liabilities                                                               377,766              326,892
                                                                                           ---------             --------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares; issued 1,438,781 at September 30, 1998 and 1,407,467
     shares at December 31, 1997, respectively                                                 2,878                2,815
   Additional paid-in capital                                                                  8,529                7,527
   Retained earnings                                                                          16,766               14,362
   Net unrealized gains on available-for-sale securities, net of tax
     expense of $153,000 and $65,000, respectively                                               233                  113
                                                                                           ---------             --------
             Total stockholders' equity                                                       28,406               24,817
                                                                                           ---------             --------

             Total liabilities and stockholders' equity                                    $ 406,172              351,709
                                                                                           =========             ========

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                                 ------------------------    -------------------------
                                                                    1998          1997           1998          1997
                                                                 ----------     ---------     ----------     ---------
                                                                    (Dollars In Thousands Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                    $    6,451         5,632     $   18,450        15,637
   Interest and dividends on securities:
     Taxable securities                                                 974           646          2,642         1,842
     Exempt from Federal income taxes                                   263           280            807           841
   Interest on loans held for sale                                       39            26            166            80
   Interest on federal funds sold                                       321           237          1,079           676
                                                                 ----------     ---------     ----------     ---------
           Total interest income                                      8,048         6,821         23,144        19,076
                                                                 ----------     ---------     ----------     ---------
Interest expense:
   Interest on negotiable order of withdrawal accounts                  113           108            327           407
   Interest on money market and savings accounts                        914           736          2,743         1,890
   Interest on certificates of deposit                                3,010         2,375          8,506         6,599
   Interest on securities sold under repurchase agreements              116            94            268           237
   Interest on Federal funds purchased                                    1            --              1            --
                                                                 ----------     ---------     ----------     ---------
           Total interest expense                                     4,154         3,313         11,845         9,133
                                                                 ----------     ---------     ----------     ---------
           Net interest income before provision for possible
              loan losses                                             3,894         3,508         11,299         9,943
Provision for possible loan losses                                      270           187            782           575
                                                                 ----------     ---------     ----------     ---------
           Net interest income after provision for possible
              loan losses                                             3,624         3,321         10,517         9,368
                                                                 ----------     ---------     ----------     ---------
Non-interest income:
   Service charges on deposit accounts                                  447           354          1,231         1,072
   Other fees and commissions                                           375           201          1,142           485
   Security gains                                                         8            --              8            --
   Gain on sale of loans                                                260           193            803           507
   Gain on sale of fixed assets                                           6            --             12            --
   Minority interest in net loss of subsidiaries                         --            --             --             2
                                                                 ----------     ---------     ----------     ---------
                                                                      1,096           748          3,196         2,066
                                                                 ----------     ---------     ----------     ---------
Non-interest expenses:
   Salaries and employee benefits                                     1,506         1,268          4,387         3,759
   Occupancy expenses, net                                              225           163            642           456
   Furniture and equipment expense                                      250           297            694           977
   Data processing expense                                              120           182            342           471
   Other operating expenses                                             699           400          2,027         1,305
   Loss on sale of other real estate                                      6            --              8            --
   Minority interest in net earnings of subsidiaries                     28            --             97            --
                                                                 ----------     ---------     ----------     ---------
                                                                      2,834         2,310          8,197         6,968
                                                                 ----------     ---------     ----------     ---------
           Earnings before income taxes                               1,886         1,759          5,516         4,466
Income taxes                                                            662           587          1,909         1,480
                                                                 ----------     ---------     ----------     ---------
           Net earnings                                          $    1,224         1,172     $    3,607         2,986
                                                                 ==========     =========     ==========     =========
Weighted average number of shares outstanding                     1,433,499     1,392,182      1,424,602     1,394,103
                                                                 ==========     =========     ==========     =========
Basic earnings per common share                                         .85           .84           2.53          2.14
                                                                 ==========     =========     ==========     =========
Dividends per share                                              $      .45           .40     $      .85           .80
                                                                 ==========     =========     ==========     =========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)





                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                                 ------------------------    -------------------------
                                                                    1998          1997           1998          1997
                                                                 ----------     ---------     ----------     ---------
                                                                      (In Thousands)               (In Thousands)

Net earnings                                                     $    1,224         1,172     $    3,607         2,986
                                                                 ----------     ---------     ----------     ---------
Other comprehensive earnings net of tax:
   Unrealized gains on available-for-sale
     securities arising during period, net
     of tax expense of $118,000, $25,000, $76,000
     and $28,000, respectively                                          192            41            125            45
   Less:  reclassification adjustment for gains
     included in net earnings, net of tax expense of $3,000              (5)           --             (5)           --
                                                                 ----------     ---------     ----------     ---------

          Other comprehensive earnings                                 187            41            120            45
                                                                 ----------     ---------     ----------     ---------

           Comprehensive earnings                                $    1,411         1,213     $    3,727         3,031
                                                                 ==========     =========     ==========     =========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                              1998                1997
                                                                            --------             -------
                                                                                    (In Thousands)
Cash flows from operating activities:
   Interest received                                                        $ 22,199              18,406
   Fees and commissions received                                               2,373               1,528
   Proceeds from sale of loans                                                47,997              30,908
   Origination of loans held for sale                                        (46,427)            (29,434)
   Interest paid                                                             (11,694)             (8,882)
   Cash paid to suppliers and employees                                       (7,258)             (6,199)
   Income taxes paid                                                          (1,821)             (1,617)
                                                                            --------             -------
             Net cash provided by operating activities                         5,369               4,710
                                                                            --------             -------

Cash flows from investing activities:
   Proceeds from maturities of available-for-sale securities                  29,731              10,638
   Proceeds from maturities of held-to-maturity securities                     3,854               5,286
   Proceeds from sales of available-for-sale securities                        1,507                 500
   Purchase of held-to-maturity securities                                    (2,265)             (4,046)
   Purchase of available-for-sale securities                                 (49,504)            (18,378)
   Loans made to customers, net of repayments                                (41,796)            (46,546)
   Purchase of premises and equipment                                         (2,453)             (2,840)
   Proceeds from sale of premises and equipment                                   35                  --
   Proceeds from sale of other real estate                                       161                 288
                                                                            --------             -------
             Net cash used in investing activities                           (60,730)            (55,098)
                                                                            --------             -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW deposit
     accounts                                                                 11,944              28,090
   Net increase in time deposits                                              32,303              30,090
   Increase in securities sold under repurchase agreement                      5,909               3,494
   Proceeds from advances from Federal funds purchased                         1,778                  --
   Repayment of advances from Federal funds purchased                         (1,426)                 --
   Dividends paid                                                             (1,203)             (1,039)
   Proceeds from sale of common stock                                          1,065                 902
                                                                            --------             -------
             Net cash provided by financing activities                        50,370              61,537
                                                                            --------             -------

Net increase (decrease) in cash and cash equivalents                          (4,991)             11,149

Cash and cash equivalents at beginning of period                              31,780              20,564
                                                                            --------             -------

Cash and cash equivalents at end of period                                  $ 26,789              31,713
                                                                            ========             =======


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                                             1998                1997
                                                                                            -------             ------
                                                                                               (In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                           $ 3,607              2,986
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                          888                728
         Provision for loan losses                                                              782                575
         Net gains (losses) of minority interest of commercial
           bank subsidiaries                                                                     97                 (2)
         FHLB dividend reinvestment                                                             (48)               (40)
         Gain on sale of premises and equipment                                                 (12)                --
         Gain on sale of securities                                                              (8)                --
         Loss on sale of other real estate                                                        8                 --
         Decrease in loans held for sale                                                        767                967
         Decrease in refundable income taxes                                                    175                 --
         Decrease (increase) in deferred tax asset                                               (9)                16
         Increase in other assets, net                                                         (248)               (18)
         Increase in interest receivable                                                       (886)              (644)
         Decrease in taxes payable                                                              (78)              (137)
         Increase in other liabilities                                                          183                 28
         Increase in interest payable                                                           151                251
                                                                                            -------             ------
                 Total adjustments                                                            1,762              1,724
                                                                                            -------             ------
                 Net cash provided by operating activities                                  $ 5,369              4,710
                                                                                            =======             ======

Supplemental schedule of non-cash activities:

   Unrealized gain in values of securities available-for-sale, net of income tax expense of $76,000 and $28,000 for the nine months
     ended September 30, 1998 and 1997, respectively                                        $   120                 45
                                                                                            =======             ======
   Non-cash transfers from loans to other real estate                                       $   106                288
                                                                                            =======             ======


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Wilson Bank Holding Company (Company), its wholly-owned subsidiary, Wilson Bank & Trust, Hometown Finance Company, a wholly-owned subsidiary of Wilson Bank and Trust, DeKalb Community Bank, a 50% owned subsidiary, and Community Bank of Smith County, a 50% owned subsidiary.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of operations for the three months and nine months ended September 30, 1998 and 1997, comprehensive earnings for the three months and nine months ended September 30, 1998 and 1997 and changes in cash flows for the nine months ended September 30, 1998 and 1997. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1997 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                  Nine Months Ended
                                                                     September 30,
                                                              --------------------------
                                                               1998                1997
                                                              -------             ------
                                                                     (In Thousands)

Balance, January 1, 1998 and 1997, respectively               $ 2,890              2,452
Add (deduct):
  Losses charged to allowance                                    (421)              (156)
  Recoveries credited to allowance                                 43                 28
  Provision for loan losses                                       782                575
                                                              -------             ------
Balance, September 30, 1998 and 1997, respectively            $ 3,294              2,899
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

RESULTS OF OPERATIONS

              Net earnings increased 20.8% to $3,607,000 for the nine months ended September 30, 1998 from $2,896,000 in the first nine months of 1997. Net earnings were $1,224,000 for the quarter ended September 30, 1998, an increase of $52,000 or 4.4% from $1,172,000 for the three months ended September 30, 1997 and a decrease of $24,000 or 1.9% over the quarter ended June 30, 1998. The increase in net earnings during the nine months ending September 30, 1998 was primarily due to a 13.6% increase in net interest income and a 54.7% increase in non-interest income which was partially offset by a 17.6% increase in non-interest expenses.

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $4,068,000 or 21.3% during the nine months ended September 30, 1998 as compared to the same period in 1997. The increase in total interest income was $1,227,000 or 18.0% for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 and $239,000 or 3.1% over the second quarter of 1998. The increase in 1998 was primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 92.5%, 92.5% and 94.1% for the quarters ended September 30, 1998, June 30, 1998 and March 31, 1998, respectively, and 93.3% for the year ended December 31, 1997.

              Interest expense increased $2,712,000 or 29.7% for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase was $841,000 or 25.4% for the three months ended September 30, 1998 as compared to the same period in 1997. Interest expense increased $186,000 or 4.7% for the quarter ended September 30, 1998 over the second quarter of 1998. The overall increase in total interest expense for the first nine months of 1998 was primarily attributable to an increase in weighted average interest-bearing liabilities.

              The foregoing resulted in an increase in net interest income of $1,356,000 or 13.6% for the first nine months of 1998 as compared to the same period in 1997. The increase was $386,000 or 11.0% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 and an increase of $53,000 or 1.4% when compared to the second quarter of 1998.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

PROVISION FOR POSSIBLE LOAN LOSSES

              The provision for possible loan losses was $782,000 and $575,000 for the first nine months of 1998 and 1997, respectively. The provision for possible loan losses during the three month periods ended September 30, 1998 and 1997 was $270,000 and $187,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $3,294,000, an increase of 14.0% from $2,890,000 at December 31, 1997. The allowance for possible loan losses as a percentage of total outstanding loans was 1.2% at September 30, 1998 and December 31, 1997, respectively.

              The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at September 30, 1998 to be adequate.

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, security gains, gain on sale of fixed assets and minority interest in net losses of subsidiaries. Total non-interest income for the nine months ended September 30, 1998 increased by 54.7% to $3,196,000 from $2,066,000 for the same period in 1997. The increase was $348,000 or 46.5% during the quarter ended September 30, 1998 compared to the third quarter in 1997 and the decrease was $6,000 or .5% over the quarter ended June 30, 1998. The overall increase in non-interest income was due primarily to increases in other fees and commissions and gain on sale of loans. Other fees and commissions increased $657,000 or 135.5% during the nine months ended September 30, 1998 compared to the same period in 1997. Other fees and commissions increased $174,000 or 86.6% during the quarter ended September 30, 1998 compared to the same period in 1997. Gain on sales of loans totaled $803,000 and $507,000 during the nine months ended September 30, 1998 and 1997, respectively, an increase of $296,000 or 58.4% and $260,000 and $193,000 during the quarters ended September 30, 1998 and 1997, respectively, an increase of $67,000 or 34.7%.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST EXPENSE

              Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expense increased $1,229,000 or 17.6% during the first nine months of 1998 compared to the same period in 1997. The increase for the quarter ended September 30, 1998 was $524,000 or 22.7% as compared to the comparable quarter in 1997 and $74,000 or 2.7% as compared to the second quarter of 1998. The increase in non-interest expense was attributable primarily to increases in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company's expanded operations. The number of employees increased to 188 at September 30, 1998, an increase from 162 at September 30, 1997. The increase in occupancy expenses was also due to the Company's expanded operations. Other operating expenses for the nine months ended September 30, 1998 increased to $2,027,000 from $1,305,000 for the comparable period in 1997. Other operating expenses increased $299,000 or 74.8% during the quarter ended September 30, 1998 as compared to the same period in 1997 and $15,000 or 2.2% as compared to the second quarter of 1998. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $1,909,000 for the nine months ended September 30, 1998, an increase of $429,000 as compared to the comparable period in 1997. Income tax expense was $662,000 for the quarter ended September 30, 1998, an increase of $75,000 over the same period in 1997. The percentage of income tax expense to net income before taxes was 34.6% and 33.1% for the nine months ended September 30, 1998 and 1997, respectively and 35.1% and 33.4% for the quarters ended September 30, 1998 and 1997, respectively. The percentage of income tax expense to net income before tax was 34.3% for the second quarter of 1998. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 3.5% for the nine months ended September 30, 1998 compared to 4.4% for the nine months ended September 30, 1997.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

              The Company's total assets increased 15.5% to $406,172,000 during the nine months ended September 30, 1998 from $351,709,000 at December 31, 1997. Total assets increased $14,581,000 or 3.7%, $7,062,000 or 1.8% and $32,820,000
or 9.3% during the three month periods ended September 30, 1998, June 30, 1998 and March 31, 1998, respectively. Loans, net of allowance for possible loan losses totaled $278,574,000 at September 30, 1998 or a 17.2% increase compared to $237,666,000 at December 31, 1997. Net loans increased $21,041,000 or 8.2%,
$13,508,000 or 5.5% and $6,359,000 or 2.7% during the quarters ended September 30, 1998, June 30, 1998 and March 31, 1998, respectively. These increases were primarily due to the continued favorable interest rate environment which motivated refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $16,952,000 or 27.6% to $78,449,000 at September 30, 1998 from $61,497,000 at December 31, 1997. Securities increased $31,000 or .04% during the three months ended September 30, 1998. The increase in securities included a net unrealized gain of $402,000 during the nine month period ending September 30, 1998. Federal funds sold decreased $849,000 to $16,808,000 at September 30, 1998 from $17,657,000 at December 31, 1997.

              Total liabilities increased by 15.6% to $377,766,000 for the nine months ended September 30, 1998 compared to $326,892,000 at December 31, 1997. The increase by quarter totaled $13,247,000 or 3.6%, $5,845,000 or 1.6% and $31,782,000 or 9.7% during the quarters ended September 30, 1998, June 30, 1998 and March 31, 1998, respectively. These increases were composed primarily of a $44,247,000 or 14.0% increase in total deposits and an increase of $5,909,000 or 129.6% in securities sold under repurchase agreements during the nine months ended September 30, 1998.

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

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION, CONTINUED

BALANCE SHEET SUMMARY, CONTINUED

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $111,627,000, $47,555,000 and $1,330,000, respectively at September 30, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 1998, the Company had nonaccrual loans totaling $400,000 as compared to $160,000 at December 31, 1997.

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

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 1998, the Company had no loans that have had the terms modified in a troubled debt restructuring.

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

              Impaired loans and related allowance for loan loss amounts at September 30, 1998 and December 31, 1997 were as follows:

                                                         September 30, 1998          December 31, 1997
                                                     -------------------------    -----------------------
                                                                    Allowance                  Allowance
                                                       Recorded        for        Recorded        for
                          (In Thousands)              Investment    Loan Loss    Investment    Loan Loss
                          --------------              ----------    ---------    ----------    ---------

              Impaired loans with allowance for
                loan loss                               $   --          --         1,025           227
              Impaired loans with no allowance
                for loan loss                               --          --            --            --
                                                        ------       -----         -----           ---
                                                        $   --          --         1,025           227
                                                        ======       =====         =====           ===


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

              The following schedule details selected information as to non-performing loans of the Company at September 30, 1998:

                                                                     September 30, 1998
                                                                ----------------------------
                                                                Past Due
                                                                 90 Days         Non-Accrual
                                                                --------         -----------
                                                                       (In Thousands)

              Real estate loans                                    $298               182
              Installment loans                                     532               218
              Commercial, financial and agricultural
                loans                                                61
                                                                   ----               ---
                                                                   $891               400
                                                                   ====               ===

              Renegotiated loans                                   $ --                --
                                                                   ====               ===

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION, CONTINUED

BALANCE SHEET SUMMARY, CONTINUED

              Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 1998 totaled $1,291,000, a decrease of 6.4% from $1,379,000 at December 31, 1997. During the three months ended September 30, 1998, non-performing loans increased $12,000 or .9% from $1,279,000 at June 30, 1998. The decrease in non-performing loans for the nine months ended September 30, 1998 is due primarily to an improvement in certain real estate loans.

              At September 30, 1998, loans totaling $1,985,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans, $1,384,000 are real estate and $601,000 are personal. The collateral values securing these loans total approximately $1,733,000, ($1,413,000 related to real property and $320,000 related to personal loans). The internally classified loans have increased from $1,162,000 at December 31, 1997 to $1,985,000 at September 30, 1998. This increase is represented by an increase of $1,107,000 related to real estate loans offset by a reduction of $255,000 in classified personal loans. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 1998, the Company's liquid assets totaled $30,228,000.

              The Company's primary source of liquidity is its core deposit base. In addition short-term investments, loan payments and investment security maturities provide a secondary source.

              Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the Company's cost of funds and interest yields generated primarily through loans and investments.

              The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $6.7 million mature or will be subject to rate adjustments within the next twelve months.

              A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1998 loans of approximately $181.9 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $56.9 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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


CAPITAL POSITION AND DIVIDENDS

              Capital. At September 30, 1998, total stockholders' equity was $28,406,000 or 7.0% of total assets, which compares with $24,817,000 or 7.1% of total assets at December 31, 1997. The dollar increase in stockholders' equity during the nine months ended September 30, 1998 results from the Company's net income of $3,607,000, the net effect of a $120,000 unrealized gain on investment securities net of applicable income taxes, less cash dividends declared of $1,203,000, of which $1,065,000 was reinvested under the Company's dividend reinvestment plan.

              The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and its subsidiary banks have none, and a part of the allowance for possible loans losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines requires the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 1998 the Company's total risk-based capital ratio was 12.5% and its Tier I risk-based capital ratio was approximately 11.3% compared to ratios of 13.4% and 12.2%, respectively at December 31, 1997. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 1998, the Company had a leverage ratio of 7.9%, compared to 8.2% at December 31, 1997.


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

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000 ISSUES

              The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000). To address the Year 2000 issue, the Company has adopted a broad-based approach designed to encompass the Company's total environment.

              The Company has appointed a Year 2000 Committee which was established in mid-1997. The Y2K Committee has representation from all affected areas for the purpose of managing the process of assessing and correcting non-compliance throughout the organization. Areas being addressed by the Y2K Committee include:

              - Banks' primary data processing system. Jack Henry, a major data processor, provides the primary software and hardware for the data processing system of the Banks. This is of the highest priority for day to day operations, accounting and success of the Banks.

              - Government systems, such as the Federal Reserve Bank for check clearing, wire transfers, and the free flow and exchange of funds between institutions are absolutely critical.

              - The internal PC hardware and software systems within the Banks, along with telecommunications systems.

              - The primary securities portfolio accounting and safekeeping system for the Banks.

              - Credit administration - the committee is reviewing the risk associated with Year 2000 status of Banks' loan customers and depositors.

              The Company's Y2K Committee is using a 4-phase approach in its Year 2000 project made up of awareness, assessment, renovation, and validation-testing. The Company is currently in the final phase of the Y2K Plan.

              The purpose of the Y2K committee is to assess, test and correct the Company's hardware, software and equipment to ensure these systems operate properly in the Year 2000. The Committee has substantially completed its assessment of the company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the Year 2000 and has remedied the problem with the replacement of hardware that is compliant. As of September 30, 1998 the Y2K committee has determined that the majority of the Company's systems will operate properly in the Year 2000.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000 ISSUES, CONTINUED

              The Company expects that programming changes and software replacement for systems that are not Year 2000 compliant will be completed during the first quarter of 1999. The Company plans to test their primary processing system during the month of December, 1998. The Jack Henry Company has tested the Jack Henry Silver Lake Operating system and the Company has documentation on file that the operating system is Y2K compliant. However, the Company will test the software using its own database to ensure the readiness of the Company to service its customer base into the Year 2000. The end of 1998 will substantially complete the testing phase of the plan.

              The Company has requested written documentation from vendors and suppliers with whom the Company has a material relationship regarding their ability to operate properly in the Year 2000. The Company will consider alternatives related to vendors and suppliers that do not confirm their Year 2000 readiness. There can be no assurance however that the Company's significant vendors and suppliers will have remedied their Year 2000 issues. The Company will continue to monitor its significant vendors and suppliers to minimize the Company's risk.

              The Company is requiring Y2K readiness information from all of its major borrowers. The commercial borrowers must realize the impact that the Y2K could have on their respective businesses. Seminars, questionnaires and individual contact with our loan customers will be continued as an ongoing prevention measure during the 1999 year. The Company realizes the materially adverse impact that the lack of Y2K preparation of our loan customers would have on the Company during the Year 2000.

              Customer awareness of the Company's Y2K readiness is critical. The steps taken by the Company to prepare for the Year 2000 will be shared with their customers through Quarterly Newsletters, statement stuffers and the Y2K training of our employees. Our customers must have a high confidence level in our Company at the end of 1999 to avoid mass withdrawals of funds from the Company. The Company is working toward a comprehensive customer awareness program during the 1999 year.

              Based on the Company's current estimates, the Company has allocated $250,000 in its 1999 budget to fund testing and replacement costs. Included in the Company's cost estimates are the cost of replacing hardware and software of approximately $100,000, which will be capitalized and amortized over their estimated useful lives. The remaining costs are expensed as incurred. These projected costs are based upon management's best estimates, which are derived utilizing numerous assumptions of future events. As of September 30, 1998, the only cost that has been incurred on the Year 2000 issue is the cost of the Company's personnel. Their time was used to effectively gather and organize the information used to assess the Company's hardware and software compliance. Using an estimate of the hours worked on this project, the cost would be $35,000 to date. This cost has been minimal because there have not been any major renovations, upgrades or software conversions needed.

              The Board of Directors is aware of the Y2K problem and is receiving monthly updates on the Y2K Committee's progress. The board has approved the Company's written contingency plan. The plan addresses all aspects of the Company's operation systems identifying alternative solutions. The contingency plan identifies all of the bank's major processing systems as critical, semi-critical and non-critical. A processing solution is in place on each of these applications detailing information on alternative processors and their capabilities. This plan will continually be updated as each critical and semi-critical application has completed its final testing phase.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000 ISSUES, CONTINUED

              The foregoing notwithstanding, management does not currently believe that the costs of assessment, remediation, or replacement of the Company's systems, or the potential failure of third parties' systems will have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity.

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

              Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

              There have been no material changes in reported market risks during the nine months ended September 30, 1998.

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

                None

ITEM 5. OTHER INFORMATION

                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at September 30, 1998 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 1998.

              (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WILSON BANK HOLDING COMPANY
                                                   (Registrant)




DATE:  November 2, 1998                    /s/ Randall Clemons
      ------------------                   -------------------------------------
                                           Randall Clemons
                                           President and Chief Executive Officer



DATE:  November 2, 1998                    /s/ Becky Taylor
      ------------------                   -------------------------------------
                                           Becky Taylor
                                           Sr. Vice President & Cashier