Form 10-K
period 1998-12-31
WILSON BANK HOLDING CO
filed 1999-03-26
CIK 885275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
Commission file number 0-10402

                           WILSON BANK HOLDING COMPANY
             (Exact name of registrant as specified in its charter)


                  Tennessee                              62-1497076
        ---------------------------------------   ----------------------------
        (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)            Identification Number)

        623 West Main Street
        Lebanon, Tennessee                                        37087
        ---------------------------------------    ---------------------------
        (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code:
        (615) 444-2265
        Securities registered pursuant to Section 12(b) of the Act:
        None

        Securities registered pursuant to Section 12(g) of the Act:


                     COMMON STOCK, $2.00 PAR VALUE PER SHARE
        ----------------------------------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1999, was approximately $47,755,593. The market value calculation was determined using $38.50 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 15, 1999, were 1,455,289.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K  Documents from which portions are incorporated by reference
-----------------  -----------------------------------------------------------

Part II Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Items 5, 6, 7, and 8.

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 13, 1999 are incorporated by reference into Items
                   10, 11, 12 and 13.

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

All of the Company's banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, the Bank's wholly-owned subsidiary Hometown Finance, Inc., DeKalb Community Bank ("DCB") and Community Bank of Smith County ("CBSC"). The Bank on December 31, 1998 had eight full service banking offices located in Wilson County, Tennessee and one full service banking facility in Trousdale County, Tennessee. Hometown Finance, Inc., a finance company organized under the Tennessee Industrial Loan and Thrift Companies Act (the "Finance Company") had one office in Lebanon (Wilson County). DCB had two full service banking offices in DeKalb County (one office located in Smithville, Tennessee and one office located in Alexandria, Tennessee). CBSC had one office located in Carthage, Tennessee (Smith County). The Finance Company began operations in September 1994, DCB in April 1996 and CBSC in December 1996. As of December 31, 1998, revenues and expenses of DCB, CBSC, and the Finance Company have not had a material effect on the earnings of the Company.

The Company's principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank's branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee (which opened on March 8, 1998); 1130 Castle Heights Avenue North, Lebanon, Tennessee (which opened on December 5, 1998); and the Wal-Mart Super Center, Lebanon, Tennessee. The Finance Company is located at 502 West Main Street, Lebanon, Tennessee 37087. Management believes that Wilson County and Trousdale County offer an environment for continued banking growth in the Company's target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse affect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.

The Bank was organized in 1987 to provide Wilson County a locally owned, locally managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service oriented banking services to its targeted market. For the year ended December 31, 1998, the Company reported net earnings of approximately $4.5 million and had total assets of approximately $432.0 million.

DeKalb County Bank was organized and began operations as a de novo state chartered bank in 1996. DCB is 50% owned by the Company and 50% owned by residents of DeKalb County. DCB operates two full service branches, one in Smithville and one in Alexandria, Tennessee. DCB is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956.

Management believes that DeKalb County offers an environment for continued growth since it is geographically close to Wilson County and two locally-owned banks in DeKalb County recently were acquired by larger banks. DCB offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. DCB does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse affect on the business of DCB. Furthermore, no concentration of loans exists within a single industry or group of related industries.

Community Bank of Smith County was organized as a de novo state chartered bank in 1996. CBSC is 50% owned by the Company and 50% owned by residents of Smith County. CBSC is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956. Management believes that Smith County offers an environment for continued growth since it is contiguous to Wilson County and has only three other financial institutions. CBSC offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. CBSC does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse affect on the business of CBSC. Furthermore, no concentration of loans exists within a single industry or group of related industries.

FINANCIAL AND STATISTICAL INFORMATION

The Company's audited financial statements, selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998 filed as Exhibit 13 to this Form 10-K (the "1998 Annual Report"), are incorporated herein by reference.

REGULATION AND SUPERVISION

In addition to the information set forth herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in Item 7 hereof, further discusses recent banking legislation and regulation and should be reviewed in conjunction herewith.

The Company, the Bank, DCB, CBSC and the Finance Company are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and is qualified in its entirety by reference to such statutes. Other state and federal legislation and regulations directly and indirectly affecting banks are likely to be enacted or implemented in the future; however, such legislation and regulations and their effect on the business of the Company and its subsidiaries cannot be predicted.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning on June 1, 1997. In addition, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 1, 1997. Tennessee enacted interstate branching laws in response to the federal law which prohibit the establishment or acquisition in Tennessee by any bank of a branch office, branch bank or other branch facility in Tennessee except (i) a Tennessee-Chartered Bank, (ii) a national bank which has its main office in Tennessee or (iii) a bank which merges or consolidates with a Tennessee-Chartered bank or national bank with its main office in Tennessee.

The Company, Bank, DCB and CBSC are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act, respectively, on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiary, and on taking such stock or other securities as collateral for loans of any borrower.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") covers a wide expanse of banking regulatory issues. FDICIA deals with recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk- based premium assessment system, and with a number of other regulatory and supervisory matters.

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

COMPETITION

The banking industry is highly competitive. The Company, through its subsidiaries, competes with national and state banks for deposits, loans, and trust and other services.

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

DCB competes with much larger commercial banks in DeKalb County, including two banks owned by Tennessee multi-bank holding companies. While these institutions enjoy existing depositor relationships and greater financial resources than DCB and can be expected to offer a wider range of banking services, DCB can expect to attract customers since it is locally owned and most loan and management decisions will be made at the local level. In addition the Bank competes with one commercial bank headquartered in DeKalb County.

CBSC competes with three commercial banks in or near Smith County, including two banks based in Smith County and one based in an adjacent county. These institutions enjoy existing depositor relationships; however, the Company can be expected to offer a wider range of banking services at CBSC through its financial resources as well as programs offered by other subsidiaries of the Company.

Given the competitive marketplace, the Company makes no predictions as to how its relative position will change in the future.

MONETARY POLICIES

The results of operations of the Bank and the Company are affected by the policies of certain regulatory authorities, particularly the Board. An important function of the Board is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements relating to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans and paid for deposits. Policies of the regulatory agencies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The effect of such policies upon the future business and results of operations of the Company, Bank, DCB and CBSC cannot be predicted with accuracy.

EMPLOYMENT

As of March 1, 1999, the Company and its subsidiaries collectively employed 176 full-time equivalent employees and 27 part-time employees. Additional personnel will be hired as needed to meet future growth.

YEAR 2000

As with other companies, advances and changes in technology can have a significant impact on business and operations. Many computer programs were originally designed to recognize calendar fields by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the Year 2000 and beyond. This "Year 2000" problem can create risks for a company from unforeseen problems in its own computer systems and from the systems of the company's vendors and customers.

The Company has implemented a plan in order to avoid any problems related to the Year 2000 computer issue. Based upon current information, management presently believes that specific costs related to the Company's Year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of the Company. For further information on Year 2000, please refer to "Year 2000 Issues" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 and 19 of the Company's 1998 Annual Report, which is incorporated herein by reference.

STATISTICAL INFORMATION REQUIRED BY GUIDE 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis sections in the Company's 1998 Annual Report. Certain information not contained in the Company's 1998 Annual Report, but required by Guide 3, is contained in the tables immediately following:



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                           WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


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

Non-accrual loans have been included in the loan category. Loan fees of $488,000, $271,000 and $150,000 for 1998, 1997 and 1996, respectively, are included in loan income and represent an adjustment of the yield on these loans.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


                                                                IN THOUSANDS, EXCEPT INTEREST RATES
                                   --------------------------------------------------------------------------------------------
                                                 1998                          1997                      1998/1997 CHANGE
                                   -----------------------------   ---------------------------    -----------------------------
                                     Average   Interest  Income/   Average   Interest  Income/     Due to     Due to
                                     Balance     Rate    Expense   Balance     Rate    Expense     Volume      Rate       Total
                                     --------    ----    -------   --------    ----    -------     ------      ----       -----
Loans, net of unearned interest      $263,605    9.40%    24,790   $215,073    9.52%    20,466      4,620       (296)      4,324

Investment securities - taxable        52,371    6.64      3,480     38,609    6.36      2,457        875        148       1,023

Investment securities - tax exempt     20,356    5.53      1,126     20,346    5.73      1,166          1        (41)        (40)

Taxable equivalent adjustment              --    2.85        580         --    2.95        600         --        (20)        (20)
                                     --------    ----     ------   --------    ----     ------                             -----
    Total tax-exempt
      investment securities            20,356    8.38      1,706     20,346    8.68      1,766          1        (61)        (60)
                                     --------    ----     ------   --------    ----     ------                             -----
    Total investment securities        72,727    7.13      5,186     58,955    7.16      4,223        986        (23)        963
                                     --------    ----     ------   --------    ----     ------                             -----
Loans held for sale                     3,534    6.20        219      2,062    5.38        111         79         29         108

Federal funds sold                     26,113    5.11      1,335     18,356    5.13        941        398         (4)        394
                                     --------    ----     ------   --------    ----     ------                             -----
    Total earning assets              365,979    8.62     31,530    294,446    8.74     25,741      6,252       (463)      5,789
                                     --------    ----     ------   --------    ----     ------                             -----
Cash and due from banks                11,041                         8,943

Allowance for possible loan losses     (3,170)                       (2,730)

Bank premises and equipment            13,110                        10,855

Other assets                            4,856                         4,113
                                     --------                      --------
    Total assets                     $391,816                      $315,627
                                     ========                      ========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


                                                                IN THOUSANDS, EXCEPT INTEREST RATES
                                   --------------------------------------------------------------------------------------------
                                                 1998                          1997                      1998/1997 CHANGE
                                   -----------------------------   ---------------------------    -----------------------------
                                     Average   Interest  Income/   Average   Interest  Income/     Due to     Due to
                                     Balance     Rate    Expense   Balance     Rate    Expense     Volume      Rate       Total
                                     --------    ----    -------   --------    ----    -------     ------      ----       -----
Deposits:
    Negotiable order of withdrawal
      accounts                       $ 21,821    1.94%       423   $ 23,232    2.22%       515        (31)       (61)        (92)
    Money market demand accounts       72,828    3.79      2,758     54,222    3.82      2,069        711         22         689
    Individual retirement accounts     16,530    5.68        939     13,765    5.72        787        159          7         152
    Other savings deposits             18,225    4.57        833     12,766    4.57        583        250         --         250
    Certificates of deposit,
      $100,000 and over                66,993    5.82      3,902     51,315    5.76      2,957        903         42         945
    Certificates of deposit
      under $100,000                  117,296    5.76      6,760     95,813    5.65      5,411      1,214        135       1,349
                                     --------    ----     ------   --------    ----     ------                             -----
         Total interest-bearing
           deposits                   313,693    4.98     15,615    251,113    4.91     12,322      3,073        220       3,293

Demand                                 36,513      --         --     28,865      --         --                                --
                                     --------    ----     ------   --------    ----     ------                             -----
    Total deposits                    350,206    4.46     15,615    279,978    4.40     12,322      3,090        203       3,293
                                     --------    ----     ------   --------    ----     ------                             -----

Securities sold under repurchase
    agreements                          8,503    4.54        386      7,326    4.82        353         57        (24)         33
Federal funds purchased                    54    3.70          2         --      --         --          2         --           2
                                     --------    ----     ------   --------    ----     ------                             -----
         Total deposits and
           borrowed funds             358,763    4.46     16,003    287,304    4.41     12,675      3,151        177       3,328
                                     --------    ----     ------   --------    ----     ------                             -----
Other liabilities                       6,118                         5,458

Stockholders' equity                   26,935                        22,865
                                     --------                      --------
    Total liabilities and
      stockholders' equity           $391,816                      $315,627
                                     ========                      ========
Net interest income                                       15,527                        13,066
                                                          ======                        ======
Net yield on earning assets                      4.24%                         4.44%
                                                 ====                          ====
Net interest spread                              4.16%                         4.33%
                                                 ====                          ====

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


                                                                IN THOUSANDS, EXCEPT INTEREST RATES
                                   --------------------------------------------------------------------------------------------
                                                 1997                          1996                      1997/1996 CHANGE
                                   -----------------------------   ---------------------------    -----------------------------
                                     Average   Interest  Income/   Average   Interest  Income/     Due to     Due to
                                     Balance     Rate    Expense   Balance     Rate    Expense     Volume      Rate       Total
                                     --------    ----    -------   --------    ----    -------     ------      ----       -----
Loans, net of unearned interest      $215,073    9.52%    20,466    165,807    9.48%    15,725      4,670         71       4,741

Investment securities - taxable        38,609    6.36      2,457     32,805    5.90      1,934        342        181         523

Investment securities - tax exempt     20,346    5.73      1,166     19,499    5.95      1,161         50        (45)          5

Taxable equivalent adjustment              --    2.95        600         --    3.07        598         26        (24)          2
                                     --------    ----     ------   --------    ----     ------                             -----
    Total tax-exempt
      investment securities            20,346    8.68      1,766     19,499    9.02      1,759         76        (69)          7
                                     --------    ----     ------   --------    ----     ------                             -----
    Total investment securities        58,955    7.16      4,223     52,304    7.06      3,693        470         60         530
                                     --------    ----     ------   --------    ----     ------                             -----
Loans held for sale                     2,062    5.38        111      1,823    5.81        106         14         (9)          5

Federal funds sold                     18,356    5.13        941      9,710    5.32        517        460        (36)        424

Interest-bearing deposits in banks         --      --         --         60    8.33          5         (5)        --          (5)
                                     --------    ----     ------   --------    ----     ------                             -----
    Total earning assets              294,446    8.74     25,741    229,704    8.73     20,046      5,652         43       5,695
                                     --------    ----     ------   --------    ----     ------                             -----
Cash and due from banks                 8,943                         7,644

Allowance for possible loan losses     (2,730)                       (2,165)

Bank premises and equipment            10,855                         7,664

Other assets                            4,113                         2,297
                                     --------                      --------
    Total assets                     $315,627                       245,144
                                     ========                      ========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


                                                                IN THOUSANDS, EXCEPT INTEREST RATES
                                   --------------------------------------------------------------------------------------------
                                                 1997                          1996                      1997/1996 CHANGE
                                   -----------------------------   ---------------------------    -----------------------------
                                     Average   Interest  Income/   Average   Interest  Income/     Due to     Due to
                                     Balance     Rate    Expense   Balance     Rate    Expense     Volume      Rate       Total
                                     --------    ----    -------   --------    ----    -------     ------      ----       -----
Deposits:
    Negotiable order of withdrawal
      accounts                       $ 23,232    2.22%       515     20,102    2.38%       479         75        (39)         36
    Money market demand accounts       54,222    3.82      2,069     41,627    3.62      1,508        455        106         561
    Individual retirement accounts     13,765    5.72        787     11,224    5.77        648        147         (8)        139
    Other savings deposits             12,766    4.57        583      8,638    4.36        377        180         26         206
    Certificates of deposit,
      $100,000 and over                51,315    5.76      2,957     33,476    5.79      1,938      1,033        (14)      1,019
    Certificates of deposit
      under $100,000                   95,813    5.65      5,411     78,354    5.65      4,425        986         --         986
                                     --------    ----     ------   --------    ----     ------                             -----
         Total interest-bearing
           deposits                   251,113    4.91     12,322    193,421    4.85      9,375      2,798        149       2,947

Demand                                 28,865      --         --     21,807      --         --                                --
                                     --------    ----     ------   --------    ----     ------                             -----
    Total deposits                    279,978    4.40     12,322    215,228    4.36      9,375      2,823        124       2,947
                                     --------    ----     ------   --------    ----     ------                             -----
Securities sold under repurchase
    agreements                          7,326    4.82        353      8,226    5.13        422         46       (115)        (69)
                                     --------    ----     ------   --------    ----     ------                             -----
         Total deposits and
           borrowed funds             287,304    4.41     12,675    223,454    4.38      9,797      2,797         81       2,878
                                     --------    ----     ------   --------    ----     ------                             -----

Other liabilities                       5,458                         3,271

Stockholders' equity                   22,865                        18,419
                                     --------                       -------
   Total liabilities and
      stockholders' equity           $315,627                       245,144
                                     ========                       =======
Net interest income                                       13,066                        10,249
                                                          ======                        ======

Net yield on earning assets                      4.44%                         4.46%
                                                 ====                          ====
Net interest spread                              4.33%                         4.35%
                                                 ====                          ====

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998

II.  Investment Portfolio

     A. Securities at December 31, 1998 consist of the following:

                                             SECURITIES HELD-TO-MATURITY
                                  ---------------------------------------------------
                                                    (In Thousands)
                                                  Gross        Gross        Estimated
                                  Amortized    Unrealized    Unrealized       Market
                                    Cost          Gains        Losses         Value
                                  ---------    ----------    ----------       ------
U.S. Treasury and other
    U.S. Government
    agencies and
    corporations                   $ 1,097           7             --          1,104
Obligations of state and
    political subdivisions          15,202         479             --         15,681
Mortgage-backed
    securities                       4,109          15             39          4,085
                                   -------         ---         ------         ------
                                   $20,408         501             39         20,870
                                   =======         ===         ======         ======



                                             SECURITIES AVAILABLE-FOR-SALE
                                  ---------------------------------------------------
                                                    (In Thousands)
                                                  Gross        Gross        Estimated
                                  Amortized    Unrealized    Unrealized       Market
                                    Cost          Gains        Losses         Value
                                  ---------    ----------    ----------       ------
U.S. Treasury and other
    U.S. Government
    agencies and
    corporations                   $49,189         283             43         49,429
Obligations of state and
    political subdivisions           2,732          91             --          2,823
Mortgage-backed
    securities                         922           7              1            928
                                   -------         ---         ------         ------
                                   $52,843         381             44         53,180
                                   =======         ===         ======         ======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


II. Investment Portfolio, Continued

    A. Continued

       Investment securities at December 31, 1997 consist of the following:

                                             SECURITIES HELD-TO-MATURITY
                                  ---------------------------------------------------
                                                    (In Thousands)
                                                  Gross        Gross        Estimated
                                  Amortized    Unrealized    Unrealized       Market
                                    Cost          Gains        Losses         Value
                                  ---------    ----------    ----------       ------
U.S. Treasury and other
    U.S. Government
    agencies and
    corporations                   $ 1,197          16             --          1,213
Obligations of state and
    political subdivisions          16,989         332              7         17,314
Mortgage-backed
    securities                       6,065          12             57          6,020
                                   -------         ---         ------         ------
                                   $24,251         360             64         24,547
                                   =======         ===         ======         ======




                                             SECURITIES AVAILABLE-FOR-SALE
                                  ---------------------------------------------------
                                                    (In Thousands)
                                                  Gross        Gross        Estimated
                                  Amortized    Unrealized    Unrealized       Market
                                    Cost          Gains        Losses         Value
                                  ---------    ----------    ----------       ------
U.S. Treasury and other
    U.S. Government
    agencies and
    corporations                   $30,977          82             20         31,039
Obligations of state and
    political subdivisions           4,781         123              1          4,903
Mortgage-backed
    securities                       1,294          19              9          1,304
                                   -------         ---         ------         ------
                                   $37,052         224             30         37,246
                                   =======         ===         ======         ======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


II.  Investment Portfolio, Continued

     B. The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 1998.

                                                                                  Estimated       Weighted
                                                                   Amortized        Market         Average
             Available-For-Sale Securities                            Cost           Value         Yields
             -----------------------------                         ---------      ----------      ---------
                                                                                (In Thousands)
          Obligations of U.S. Treasury and
              other U.S. Government agencies
              and corporations, including
              mortgage-backed securities:
                Less than one year                                   $   950            956          5.75
                One to five years                                      6,375          6,486          6.12
                Five to ten years                                     35,480         35,589          6.54
                More than ten years                                    6,294          6,314          6.91
                                                                     -------         ------         -----
                   Total securities of
                     U.S. Treasury and other
                     U.S. Government agencies
                     and corporations                                 49,099         49,345          6.52
                                                                     -------         ------         -----
          Obligations of states and political subdivisions*:
                Less than one year                                       496            503         11.61
                One to five years                                      1,420          1,465          8.83
                Five to ten years                                        517            538          8.91
                More than ten years                                      299            317          8.61
                                                                     -------         ------         -----
                   Total obligations of states
                     and political subdivisions                        2,732          2,823          9.33
                                                                     -------         ------         -----

          Other:
              Federal Home Loan Bank stock                             1,012          1,012          7.10
                                                                     -------         ------         -----
                     Total investment securities                     $52,843         53,180          6.67
                                                                     =======         ======         =====

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


II.  Investment Portfolio, Continued

     B.   Continued

                                                                                  Estimated       Weighted
                                                                   Amortized        Market         Average
             Held-to-Maturity Securities                             Cost           Value         Yields
             ----------------------------                          ---------      ----------      ---------
                                                                                (In Thousands)
          Obligations of U.S. Treasury and
              other U.S. Government agencies
              and corporations, including
              mortgage-backed securities:
                Less than one year                                   $   254            255          6.03
                One to five years                                      1,543          1,551          8.39
                Five to ten years                                      2,637          2,610          4.99
                More than ten years                                      772            773          7.06
                                                                     -------         ------         -----
                   Total securities of
                     U.S. Treasury and other
                     U.S. Government agencies
                     and corporations                                  5,206          5,189          6.36
                                                                     -------         ------         -----

          Obligations of states and political subdivisions*:
                Less than one year                                     2,204          2,212          7.76
                One to five years                                      4,081          4,183          8.08
                Five to ten years                                      5,089          5,308          7.97
                More than ten years                                    3,828          3,978          8.10
                                                                     -------         ------         -----
                   Total obligations of states
                     and political subdivisions                       15,202         15,681          8.00
                                                                     -------         ------         -----

                     Total investment securities                     $20,408         20,870          7.58
                                                                     =======         ======         =====

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


III. Loan Portfolio:

     A.   Loan Types

          The following schedule details the loans of the Company at December 31, 1998 and 1997.

                                                                        In Thousands
                                                                ---------------------------
                                                                  1998              1997
                                                                ---------          --------
          Commercial, financial and
              agricultural                                      $ 100,217            82,515
          Real estate - construction                               21,809            18,159
          Real estate - mortgage                                  130,927           103,155
          Installment                                              44,299            38,423
                                                                ---------          --------
                  Total loans                                     297,252           242,252

          Less unearned interest                                   (1,322)           (1,696)
                                                                ---------          --------
                  Total loans, net of unearned interest           295,930           240,556

          Less allowance for possible loan losses                  (3,244)           (2,890)
                                                                ---------          --------
                  Net loans                                     $ 292,686           237,666
                                                                =========          ========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


III. Loan Portfolio, Continued:

     B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

          The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1998.

                                                            1 Year to
                                           Less Than        Less Than       After 5
                                             1 Year          5 Years         Years           Total
                                             -------         ------         -------         -------
         Maturity Distribution:

              Commercial, financial
                  and agricultural           $60,761         20,780          18,676         100,217

              Real estate -
                  construction                20,566            240           1,003          21,809
                                             -------         ------         -------         -------
                                             $81,327         21,020          19,679         122,026
                                             =======         ======         =======         =======
          Interest-Rate Sensitivity:

              Fixed interest rates           $71,334         15,207           7,616          94,157

              Floating or adjustable
                  interest rates               9,993          5,813          12,063          27,869
                                             -------         ------         -------         -------
                  Total commercial,
                    financial and
                    agricultural
                    loans plus
                    real estate -
                    construction
                    loans                    $81,327         21,020          19,679         122,026
                                             =======         ======         =======         =======

* Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


III. Loan Portfolio, Continued

     C.   Risk Elements

          The following schedule details selected information as to non-performing loans of the Company at December 31, 1998 and 1997.

                                                                               In Thousands
                                                                      ------------------------------
                                                                        1998                  1997
                                                                      --------               -------
          Non-accrual loans:
              Commercial, financial and agricultural                  $     --                     1
              Real estate - construction                                    --                    --
              Real estate - mortgage                                        25                     6
              Installment                                                  198                   153
              Lease financing receivable                                    --                    --
                                                                      --------               -------
                  Total non-accrual                                   $    223                   160
                                                                      ========               =======
          Loans 90 days past due:
              Commercial, financial and agricultural                        --                    30
              Real estate - construction                                    --                    --
              Real estate - mortgage                                       118                    66
              Installment                                                  438                 1,123
              Lease financing receivable                                    --                    --
                                                                      --------               -------
                  Total loans 90 days past due                        $    556                 1,219
                                                                      ========               =======
          Renegotiated loans:
              Commercial, financial and agricultural                  $     --                    --
              Real estate - construction                                    --                    --
              Real estate - mortgage                                        --                    --
              Installment                                                   --                    --
              Lease financing receivable                                    --                    --
                                                                      --------               -------
                  Total renegotiated loans past due                   $     --                    --
                                                                      ========               =======

          Loans current - considered uncollectible                    $     --                    --
                                                                      ========               =======
                  Total non-performing loans                          $    779                 1,379
                                                                      ========               =======
                  Total loans, net of unearned interest               $295,930               240,556
                                                                      ========               =======
                  Percent of total loans outstanding,
                    net of unearned interest                              0.26%                 0.57%
                                                                      ========               =======
          Other real estate                                           $    138                    63
                                                                      ========               =======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


III. Loan Portfolio, Continued:

     C.   Risk Elements, Continued:

          The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $223,000 at December 31, 1998, $160,000 at December 31, 1997 and $260,000 at December 31, 1996.
          Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 1998 if the loans had been current totaled $16,000 as compared to $11,000 in 1997 and $12,000 in 1996. The amount of interest income recognized on total loans during 1998 totaled $24,790,000 as compared to $20,466,000 in 1997 and
          $15,725,000 in 1996.

          At December 31, 1998, loans, which include the above, totaling $1,603,000 were included in the Company's internal classified loan list. Of these loans $1,186,000 are real estate and $417,000 are various other types of loans. The collateral values securing these loans total approximately $2,140,000, ($1,941,000 related to real property and $199,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

          At December 31, 1998 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

          At December 31, 1998 and 1997 other real estate totaled $138,000 and $63,000, respectively.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


III. Loan Portfolio, Continued:

     C.   Risk Elements, Continued:

          There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


IV.  Summary of Loan Loss Experience

          The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1998 and 1997 and the years then ended.

                                                                                In Thousands Except Percentages
                                                                               ----------------------------------
                                                                                  1998                     1997
                                                                               ---------                 --------
           Allowance for loan losses at beginning of period                    $   2,890                    2,452
                                                                               ---------                 --------
           Less:  net loan charge-offs:
                 Charge-offs:
                     Commercial, financial and agricultural                           --                       --
                     Real estate construction                                         --                       --
                     Real estate - mortgage                                         (100)                      (9)
                     Installment                                                    (605)                    (477)
                     Lease financing                                                  --                       --
                                                                               ---------                 --------
                                                                                    (705)                    (486)
                                                                               ---------                 --------
                 Recoveries:
                     Commercial, financial and agricultural                           --                       --
                     Real estate construction                                         --                       --
                     Real estate - mortgage                                            2                       --
                     Installment                                                      47                       96
                     Lease financing                                                  --                       --
                                                                               ---------                 --------
                                                                                      49                       96
                                                                               ---------                 --------
                         Net loan charge-offs                                       (656)                    (390)
                                                                               ---------                 --------
           Provision for loan losses charged to expense                            1,010                      828
                                                                               ---------                 --------
           Allowance for loan losses at end of period                          $   3,244                    2,890
                                                                               =========                 ========
           Total loans, net of unearned interest, at end of year               $ 295,930                  240,556
                                                                               =========                 ========
           Average total loans outstanding,
             net of unearned interest, during year                             $ 263,605                  215,073
                                                                               =========                 ========
          Net charge-offs as a percentage of average
            total loans outstanding, net of unearned
            interest, during year                                                   0.25%                    0.18%
                                                                               =========                 ========
           Ending allowance for loan losses as a
             percentage of total loans outstanding
             net of unearned interest, at end of year                               1.10%                    1.20%
                                                                               =========                 ========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


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

          Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses.

          The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                     December 31, 1998                       December 31, 1997
                                               ------------------------------          -----------------------------
                                                                     Percent                                 Percent
                                                                     of Loans                               of Loans
                                                                     In Each                                In Each
                                                                     Category                               Category
                                                  In                 To Total              In               To Total
                                               Thousands              Loans             Thousands             Loans
                                               ---------              -----             ---------             -----
          Commercial, financial
            and agricultural                     $  396                33.7%                483                34.1
          Real estate construction                  184                 7.3                 249                 7.5
          Real estate mortgage                    1,785                44.1               1,552                42.6
          Installment                               879                14.9                 606                15.8
                                                 ------               -----               -----               -----
                                                 $3,244               100.0               2,890               100.0
                                                 ======               =====               =====               =====

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


V.   Deposits

          The average amounts and average interest rates for deposits for 1998 and 1997 are detailed in the following schedule:

                                                                      1998                                  1997
                                                        -------------------------------        ------------------------------
                                                          Average                                Average
                                                          Balance                                Balance
                                                        ------------            Average        ------------           Average
                                                        In Thousands             Rate          In Thousands             Rate
                                                        ------------             ----          ------------             ----
          Non-interest bearing deposits                   $ 36,513                 --%             28,865                 --%
          Negotiable order of withdrawal
            accounts                                        21,821               1.94%             23,232               2.22%
          Money market demand accounts                      72,828               3.79%             54,222               3.82%
          Individual retirement accounts                    16,530               5.68%             13,765               5.72%
          Other savings                                     18,225               4.57%             12,766               4.57%
          Certificates of deposit $100,000
            and over                                        66,993               5.82%             51,315               5.76%
          Certificates of deposit under $100,000           117,296               5.76%             95,813               5.65%
                                                          --------               ----             -------               ----
                                                          $350,206               4.46%            279,978               4.40%
                                                          ========               ====             =======               ====


          The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1998.

                                                                           In Thousands
                                                   ------------------------------------------------------------
                                                   Certificates              Individual
                                                        of                   Retirement
                                                     Deposit                  Accounts                   Total
                                                   -------------             -----------                 -------

          Less than three months                     $23,525                        --                    23,525

          Three to six months                         15,113                       578                    15,691

          Six to twelve months                        18,312                     1,255                    19,567

          More than twelve months                     17,646                     2,786                    20,432
                                                     -------                    ------                    ------
                                                     $74,596                     4,619                    79,215
                                                     =======                    ======                    ======

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


VI.  Return on Equity and Assets

          The following schedule details selected key ratios of the Company at December 31, 1998, 1997, and 1996.

                                                                               1998                   1997                   1996
                                                                              -------                -------                -------
          Return on assets                                                       1.15%                  1.16%                  1.27%
                (Net income divided by average total assets)

          Return on equity                                                      16.72%                 16.02%                 16.87%
                (net income divided by average equity)

          Dividend payout ratio                                                 26.98%                 28.63%                 30.84%
                (Dividends declared per share divided
                by net income per share)

          Equity to assets ratio                                                 6.87%                  7.24%                  7.51%
                (Average equity divided by average
                total assets)

          Leverage capital ratio                                                 7.78%                  8.21%                  9.24%
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

                               December 31, 1998


VI.  Return on Equity and Assets, Continued

          The following schedule details the Company's risk-based capital at December 31, 1998 excluding the net unrealized loss on available-for-sale securities which is shown as an addition to stockholders' equity in the consolidated financial statements:


                                                                           In Thousands
                                                                           ------------
          Tier I capital:
                Stockholders' equity, excluding the net
                    unrealized gain on available-for-sale
                    securities                                               $ 29,070

                Add: Minority interest (limited to
                     25% of Tier I capital)                                     3,587
                                                                             --------
                             Total Tier I capital                              32,657

          Total capital:
                Allowable allowance for loan losses
                    (limited to 1.25% of risk-weighted
                    assets)                                                     3,244
                                                                             --------
                        Total capital                                        $ 35,901
                                                                             ========
          Risk-weighted assets                                               $291,556
                                                                             ========
          Risk-based capital ratios:
                Tier I capital ratio                                            11.20%
                                                                             ========
                Total risk-based capital ratio                                  12.31%
                                                                             ========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1998


VI.  Return on Equity and Assets, Continued


          The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 1998, the Company and its subsidiary banks were in compliance with these requirements.

          The following schedule details the Company's interest rate sensitivity at December 31, 1998:




         (In Thousands)                                                  Repricing Within
                                            ------------------------------------------------------------------------------
                                              Total       0-30 Days    31-90 Days   91-180 Days  181-365 Days  Over 1 Year
                                            ---------     ---------    ----------   -----------  ------------  -----------
          Earning assets:
             Loans, net of
                unearned interest           $ 295,930        89,847       25,310       28,516       39,909      112,348
             Securities                        73,588         1,212        1,823          879        1,016       68,658
             Loans held for sale                3,881         3,881           --           --           --           --
             Federal funds sold                24,976        23,832        1,144           --           --           --
                                            ---------      --------      -------      -------      -------      -------
                   Total earning assets       398,375       118,772       28,277       29,395       40,925      181,006
                                            ---------      --------      -------      -------      -------      -------
          Interest-bearing liabilities:
             Negotiable order of
                withdrawal accounts            25,581        25,581           --           --           --           --
             Money market demand
                accounts                       81,638        81,638           --           --           --           --
             Individual retirement
                accounts                       17,800         6,468          768          836        3,137        6,591
             Other savings                     19,471        19,471           --           --           --           --
             Certificates of deposit,
                $100,000 and over              74,596         7,148       15,929       15,562       18,312       17,645
             Certificates of deposit,
                under $100,000                126,674         8,558       13,879       20,208       41,349       42,680
             Securities sold under
                repurchase agreements           7,258         7,258           --           --           --           --
                                            ---------      --------      -------      -------      -------      -------
                                              353,018       156,122       30,576       36,606       62,798       66,916
                                            ---------      --------      -------      -------      -------      -------
          Interest-sensitivity gap          $  45,357       (37,350)      (2,299)      (7,211)     (21,873)     114,090
                                            =========      ========      =======      =======      =======      =======
          Cumulative gap                                    (37,350)     (39,649)     (46,860)     (68,733)      45,357
                                                           ========      =======      =======      =======      =======
          Interest-sensitivity gap
             as % of total assets                             (8.65)       (0.53)       (1.67)       (5.06)       26.41
                                                           ========      =======      =======      =======      =======
          Cumulative gap as % of
             total assets                                     (8.65)       (9.18)      (10.85)      (15.91)       10.50
                                                           ========      =======      =======      =======      =======

          The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has nine branch locations located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; and the Wal-Mart Supercenter, Lebanon, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the new Castle Heights Office contains 2,400 square feet of space and the new Hartsville Office contains 8,000 square feet of space. The Gladeville branch expanded its office building with new office space opening December 6, 1998. The Gladeville branch now contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard and its space in the Wal-mart Supercenter, which are leased. The Finance Company's principal place of business is at 502 West Main Street, Lebanon, Tennessee in a building of approximately 1,000 square feet, which the Bank leases. The Bank also leases space at four locations within Wilson County where it maintains and operates automatic teller machines.

DCB has a bank facility at 576 West Broad Street in Smithville, Tennessee containing approximately 6,800 square feet of space and a bank facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. DCB owns both facilities. This serves as the main office for DCB. CBSC recently replaced its one and only banking facility with a new office building it owns at 1300 Main Street North, Carthage, Tennessee. CBSC's new facility contains approximately 8,000 square feet of space.

A new full service branch facility of the Bank is under construction at 4736 Andrew Jackson Parkway in Hermitage, Tennessee. This Hermitage branch facility is in Davidson County near the Wilson County border and, when open, will contain approximately 8,000 square feet of space, a size and appearance similar to the Bank's Hartsville branch office. The Hermitage branch office is expected to open in the fall of 1999.

Management believes that each of the branch facilities for the Company's subsidiaries described above is of a size and design that sufficiently meets the need of employees, customers, and prospective customers of a full service banking business at the locations identified.

ITEM 3. LEGAL PROCEEDINGS

There were no material legal proceedings pending at December 31, 1998, against the Company, the Bank, DCB, CBSC or the Finance Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information required by this item is contained under the heading "Wilson Bank Holding Company Common Stock Market Information" on page 55 of the Company's 1998 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is contained under the heading "Wilson Bank Holding Company Financial Highlights (Unaudited)" on page 7 of the Company's 1998 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained under the heading as set forth for this item on pages 8 through 19 of the Company's 1998 Annual Report and is incorporated herein by reference.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. These market risk sensitive instruments have been entered into by the Company for purposes other than trading. The Company does not hold market risk sensitive instruments for trading purposes. The information provided by this table should be read in connection with the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the 1998 Annual Report.

-------------------------------------------------------------------------------

                              EXPECTED MATURITY DATE - YEAR ENDING DECEMBER 31,
                              -------------------------------------------------                           FAIR
                                1999       2000      2001      2002      2003    THEREAFTER    TOTAL      VALUE
                                ----       ----      ----      ----      ----    ----------    -----      -----
(Dollars in Thousands)
EARNING ASSETS:

Loans, net of unearned
interest:

  Variable rate              $  65,330     8,752     13,107    8,130      8,144     2,429     105,892     105,892
    Average interest rate         8.68%     8.83%      8.51%    8.83%      8.83%     7.75%       8.72%

  Fixed rate                   117,847    11,381     16,915   13,479     13,415    17,001     190,038     190,460
    Average interest rate         9.06%    10.48%     10.15%   10.16%     10.16%     7.74%       9.10%

Securities                       3,910     5,674      1,880    3,354      1,909    56,861      73,588      74,050
  Average interest rate           8.07%     7.05%      7.39%    6.86%      7.52%     6.87%       6.86%

Loans held for sale              3,881        -          -         -         -         -        3,881       3,881
  Average interest rate           6.20%       -          -         -         -         -         6.20%

Federal funds sold              24,976        -          -         -         -         -       24,976      24,976
  Average interest rate           5.11%       -          -         -         -         -         5.11%

Interest-bearing deposits      266,373    68,653      9,812      336        408       178     345,760     348,375
  Average interest rate           4.98%     5.80%      5.79%    6.02%      5.97%     5.73%       5.23%

Short-term borrowings            7,258        -          -         -         -         -        7,258       7,258
  Average interest rate           4.54%       -          -         -         -         -         4.82%

-------------------------------------------------------------------------------

(1) Loan amounts and weighted average interest rates for loans net out any undisbursed loan proceeds, make no assumptions about loan prepayments, and do not include any net deferred loan fees or the allowance for loan losses.

(2) Amounts described above do not take into account possible loan, security, or interest bearing deposit renewals or repricing for such renewals.

(3) Securities include the Company's investment in Federal Home Loan Bank stock and in obligations of certain political subdivisions within the State of Tennessee. Average interest rates have not been adjusted for any federal, state, or municipal tax liability that the Company may incur.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements and the independent auditors report of Maggart & Associates, P.C. required by this item are contained in pages 20 through 54 and on page 20, respectively, of the Company's 1998 Annual Report and are incorporated herein by reference.

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

         James Randall Clemons (46) - Mr. Clemons is President and Chief Executive Officer of the Company and the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

         Becky Taylor (54) - Ms. Taylor is the principal accounting officer of the Company and a Senior Vice-President and Cashier of the Bank. She has served as Vice President and Cashier of the Bank since May 1987 and as the principal accounting officer of the Company since its formation in March 1992. She has held her positions with the Bank since it commenced operations. From 1963 to 1987, Ms. Taylor was employed by Lebanon Bank, Lebanon, Tennessee, where her duties included Data Processing Coordinator, Auditor, Security Officer and Compliance Officer. Ms. Taylor held the title of Vice President and Cashier of Lebanon Bank.

         Elmer Richerson (46) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Mr. Richerson serves as an Executive Vice President and Senior Loan Officer of the Bank and oversees the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was appointed to serve on the Board of Directors of the Company as well.

         Larry Squires (46) - Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank's investment and brokerage center.

         Gary Whitaker (41) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President and most recently Senior Vice President. His principal duties include overseeing the Bank's lending function and loan operations.

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

                                   WILSON BANK HOLDING COMPANY


                                   By: /s/ J. Randall Clemons
                                       ----------------------------------------
                                        J. Randall Clemons
                                        President and Chief Executive Officer

                                   Date: March 24, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                           Title                          Date
           ---------                           -----                          ----
/s/ J. Randall Clemons                      President, Chief               March 24, 1999
-------------------------------             Executive Officer
J. Randall Clemons                          and Director

/s/ Becky Taylor                            Principal                      March 24, 1999
-------------------------------             Accounting Officer
Becky Taylor                                and Chief Financial
                                            Officer

/s/ Elmer Richerson                         Executive Vice                 March 24, 1999
-------------------------------             President & Director
Elmer Richerson


/s/ Charles Bell                            Director                       March 24, 1999
-------------------------------
Charles Bell

/s/ Jack W. Bell                            Director                       March 24, 1999
-------------------------------
Jack W. Bell

/s/ Mackey Bentley                          Director                       March 24, 1999
-------------------------------
Mackey Bentley

/s/ James F. Comer                          Director                       March 24, 1999
-------------------------------
James F. Comer

/s/ Jerry L. Franklin                       Director                       March 24, 1999
-------------------------------
Jerry L. Franklin

/s/ John B. Freeman                         Director                       March 24, 1999
-------------------------------
John B. Freeman



         Signature                           Title                            Date
         ---------                           -----                            ----


/s/ Marshall Griffith                      Director                       March 24, 1999
-------------------------------
Marshall Griffith

/s/ Harold R. Patton                       Director                       March 24, 1999
---------------------
Harold R. Patton

/s/ James Anthony Patton                   Director                       March 24, 1999
-------------------------
James Anthony Patton

/s/ John R. Trice                          Director                       March 24, 1999
------------------
John R. Trice

/s/ Robert T. VanHooser, Jr.               Director                       March 24, 1999
-----------------------------
Robert T. VanHooser, Jr.


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

13.1 Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 1998, incorporated by reference into items 5, 6, 7 and 8.

21.1     Subsidiaries of the Company.

27       Financial Data Schedules (for SEC use only).