Form 10-Q
period 1999-03-31
WILSON BANK HOLDING CO
filed 1999-05-17
CIK 885275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 0-20402
                                               --------

                           WILSON BANK HOLDING COMPANY
            -------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)


         Tennessee                                         62-1497076
--------------------------------                  ----------------------------
(State or Other Jurisdiction of                   (IRS Employer Identification
 Incorporation or Organization)                      Number)


                     623 West Main Street, Lebanon, TN 37087
               ----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (615) 444-2265
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

            Common stock outstanding: 1,455,289 shares at May 7, 1999
                                     -----------

PART 1:        FINANCIAL INFORMATION

      Item 1.  Financial Statements

      The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

               Consolidated Balance Sheets - March 31, 1999 and December 31,
               1998.

               Consolidated Statements of Earnings - For the three months ended March 31, 1999 and 1998.

               Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 1999 and 1998.

               Consolidated Statements of Cash Flows - For the three months ended March 31, 1999 and 1998.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II:       OTHER INFORMATION

      Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)

                                                                           March 31     December 31,
                                                                             1999          1998
                                                                          ----------    ------------
                                                                                 (In Thousands)
                                          Assets

Loans                                                                      $ 307,341        295,930
   Less: Allowance for loan losses                                            (3,401)        (3,244)
                                                                           ---------      ---------
                Net loans                                                    303,940        292,686

Securities:
   Held to maturity, at cost (market value - $18,859,000
     and $20,870,000, respectively)                                           18,551         20,408
   Available-for-sale, at market (amortized cost - $63,765,000
     and $52,843,000, respectively)                                           63,630         53,180
                                                                           ---------       --------
                Total securities                                              82,181         73,588

Loans held for sale                                                            1,793          3,881
Federal funds sold                                                            30,146         24,976
                                                                           ---------       --------
                Total earning assets                                         418,060        395,131

Cash and due from banks                                                       12,665         16,024
Bank premises and equipment, net                                              15,017         14,807
Accrued interest receivable                                                    3,640          3,373
Organizational costs, net of accumulated amortization of $108,000               --               28
Deferred income tax asset                                                        898            714
Other real estate                                                                 38            138
Other assets                                                                   1,566          1,760
                                                                           ---------       --------

                Total assets                                               $ 451,884        431,975
                                                                           =========       ========
                           Liabilities and Stockholders' Equity

Deposits                                                                   $ 406,905        389,105
Securities sold under repurchase agreements                                    8,336          7,258
Accrued interest and other liabilities                                         2,993          2,760
Minority interest                                                              3,581          3,587
                                                                           ---------       --------
                Total liabilities                                            421,815        402,710
                                                                           ---------       --------
Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued
     1,455,289 and 1,438,781 shares, respectively                              2,910          2,877
   Additional paid-in capital                                                  9,132          8,530
   Retained earnings                                                          18,092         17,663
   Accumulated other comprehensive earnings:
   Net unrealized gains on available-for-sale securities, net of income tax benefit of $51,000 and taxes of $121,000,
     respectively                                                                (65)           195
                                                                           ---------       --------
                Total stockholders' equity                                    30,069         29,265
                                                                           ---------       --------


                Total liabilities and stockholders' equity                 $ 451,884        431,975
                                                                           =========       ========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                         1999          1998
                                                                         ----          ----
                                                                      (Dollars In Thousands
                                                                     Except Per Share Amount)
Interest income:
   Interest and fees on loans                                        $    6,937         5,805
   Interest and dividends on securities:
     Taxable securities                                                     998           744
     Exempt from Federal income taxes                                       201           280
   Interest on loans held for sale                                           42            61
   Interest on Federal funds sold                                           360           397
                                                                     ----------     ---------
                Total interest income                                     8,538         7,287
                                                                     ----------     ---------

Interest expense:
   Interest on negotiable order of withdrawal accounts                       93           105
   Interest on money market and savings accounts                          1,000           912
   Interest on certificates of deposit                                    3,053         2,642
   Interest on securities sold under repurchase agreements                   71            64
                                                                     ----------     ---------
                Total interest expense                                    4,217         3,723
                                                                     ----------     ---------

Net interest income before provision for possible loan losses             4,321         3,564
Provision for possible loan losses                                          332           228
                                                                     ----------     ---------
                Net interest income after provision for possible
                  loan losses                                             3,989         3,336
                                                                     ----------     ---------

Non-interest income:
   Service charges on deposit accounts                                      459           367
   Other fees and commissions                                               333           356
   Gain on sale of loans                                                    211           269
   Gain on sale of fixed assets                                            --               6
   Gain on sale of other real estate                                          3          --
                                                                     ----------     ---------
                                                                          1,006           998
                                                                     ----------     ---------

Non-interest expense:
   Salaries and employee benefits                                         1,791         1,419
   Occupancy expenses, net                                                  230           196
   Furniture and equipment expense                                          268           201
   Data processing expense                                                   89           109
   Other operating expenses                                                 797           644
   Loss on sale of other real estate                                       --               2
   Minority interest in net earnings of subsidiaries                         24            32
                                                                     ----------     ---------
                                                                          3,199         2,603
                                                                     ----------     ---------
Earnings before income taxes                                              1,796         1,731
Income taxes                                                                648           596
                                                                     ----------     ---------
Net earnings                                                         $    1,148         1,135
                                                                     ==========     =========
Weighted average number of shares outstanding                         1,449,787     1,417,546
                                                                     ==========     =========
Net earnings per common share                                        $      .79           .80
                                                                     ==========     =========
Dividends per share                                                  $      .50           .40
                                                                     ==========     =========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                              1999         1998
                                                              ----         ----
                                                                (In Thousands)

Net earnings                                                 $ 1,148       1,135
                                                             -------      ------
Other comprehensive losses, net of tax:
   Unrealized losses on available-for-sale securities
     arising during period, net of taxes of $161,000 and
     $22,000, respectively                                      (260)        (36)
                                                             -------      ------
                Other comprehensive losses                      (260)        (36)
                                                             -------      ------
                Comprehensive earnings                       $   888       1,099
                                                             =======      ======





See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                    1999          1998
                                                                    ----          ----
                                                                      (In Thousands)
Cash flows from operating activities:
   Interest received                                              $  8,252         7,152
   Fees and commissions received                                       792           723
   Proceeds from sale of loans                                      11,444        19,136
   Origination of loans held for sale                               (9,145)      (20,695)
   Interest paid                                                    (4,181)       (3,706)
   Cash paid to suppliers and employees                             (2,861)       (2,321)
   Income taxes paid                                                  (253)         (237)
                                                                  --------       -------
                Net cash provided by operating activities            4,048            52
                                                                  --------       -------
Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities           2,721           798
   Purchase of held-to-maturity securities                            (863)         (681)
   Purchase of available-for-sale securities                       (21,295)      (19,571)
   Proceeds from maturities of available-for-sale securities        10,391        10,662
   Proceeds from sale of fixed assets                                 --              27
   Proceeds from sale of other real estate                             103            61
   Loans made to customers, net of repayments                      (11,586)       (6,587)
   Purchase of premises and equipment                                 (502)       (1,041)
                                                                  --------       -------
                Net cash used in investing activities              (21,031)      (16,332)
                                                                  --------       -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                               10,827        15,450
   Net increase in time deposits                                     6,973        14,772
   Increase in securities sold under repurchase agreement            1,078         1,341
   Dividends paid                                                     (719)         (563)
   Proceeds from sale of common stock                                  635           502
                                                                  --------       -------
                Net cash provided by financing activities           18,794        31,502
                                                                  --------       -------

Net increase in cash and cash equivalents                            1,811        15,222

Cash and cash equivalents at beginning of period                    41,000        31,780
                                                                  --------       -------

Cash and cash equivalents at end of period                        $ 42,811        47,002
                                                                  ========       =======



See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                          1999          1998
                                                                          ----          ----
                                                                            (In Thousands)

Reconciliation of net earnings to net cash provided
  by operating activities:
     Net earnings                                                       $ 1,148         1,135
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                      317           274
         Provision for loan losses                                          332           228
         Minority interests in net earnings of commercial bank
           subsidiaries                                                      24            32
         Gain on sale of fixed assets                                      --              (6)
         Loss (gain) on sale of other real estate                            (3)            2
         Decrease (increase) in loans held for sale                       2,088        (1,828)
         Decrease in refundable income taxes                                347           175
         Increase in taxes payable                                           48           184
         FHLB dividend reinvestment                                         (18)          (15)
         Increase in other assets, net                                     (153)          (23)
         Increase (decrease) in other liabilities                           149            (6)
         Increase in interest receivable                                   (267)         (117)
         Increase in interest payable                                        36            17
                                                                        -------        ------
                Total adjustments                                         2,900        (1,083)
                                                                        -------        ------

                Net cash provided by operating activities               $ 4,048            52
                                                                        =======        ======

Supplemental schedule of non-cash activities:

     Unrealized loss in values of securities available-for-sale, net of income tax benefit of $161,000 and $22,000 for the
       quarters ended March 31, 1999  and 1998, respectively            $  (260)          (36)
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998, comprehensive earnings for the three months ended March 31, 1999 and 1998 and changes in cash flows for the three months ended March 31, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1998 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                              Three Months Ended
                                                                    March 31,
                                                           ------------------------
                                                               1999          1998
                                                               ----          ----
                                                                 (In Thousands)

     Balance, January 1, 1999 and 1998, respectively       $    3,244        2,890
     Add (deduct):
        Losses charged to allowance                              (194)         (80)
        Recoveries credited to allowance                           19           19
        Provision for loan losses                                 332          228
                                                           ----------    ---------
     Balance, March 31, 1999 and 1998, respectively        $    3,401        3,057
                                                           ==========    =========


                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

              In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, sudden adverse interest rate changes, inadequate allowance for loan losses, loss of key personnel, and interruptions in operations caused by the Year 2000 problem. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

RESULTS OF OPERATIONS

              Net earnings increased 1.1% to $1,148,000 for the three months ended March 31, 1999 from $1,135,000 in the first quarter of 1998. The increase in net earnings was primarily due to a 21.2% increase in net interest income and a .8% increase in non-interest income which were partially offset by a 22.9% increase in non-interest expenses.

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned in various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's interest income, excluding tax equivalent adjustments, increased $1,251,000 or 17.2% during the three months ended March 31, 1999 as compared to the first quarter 1998. The increase in 1999 was primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 92.6% for the quarter ended March 31, 1999 and 94.1% for the quarter ended March 31, 1998.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME, CONTINUED

              Interest expense increased by $494,000 for the three months ended March 31, 1999 compared to an increase of $900,000 for the same period in 1998. The increase for the quarters ended March 31, 1999 and 1998 was due primarily to an increase in average interest bearing liabilities.

              The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $757,000 or 21.2% for the first three months of 1999 as compared to the first quarter 1998.

PROVISION FOR POSSIBLE LOAN LOSSES

              The provision for loan losses was $332,000 and $228,000, respectively, for the first three months of 1999 and 1998. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $3,401,000, an increase of 4.8% from $3,244,000 at December 31, 1998. The allowance for possible loan losses was 1.1% of total loans outstanding at March 31, 1999 and December 31, 1998, respectively.

              The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at March 31, 1999 to be adequate.

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of fixed assets and gain on sale of other real estate. Total non-interest income for the three months ended March 31, 1999 increased by .8% to $1,006,000 from $998,000 for the same period in 1998. This increase was due to an increase of $92,000 or 25.1% in service charges on deposit accounts from $367,000 during the first quarter of 1998 to $459,000 for the same period in 1999. Other fees and commissions decreased $23,000 or 6.5% to $333,000, and gain on sale of loans decreased $58,000 or 21.6% to $211,000 compared to the same quarter in 1998.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST EXPENSES

              Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $596,000 or 22.9% during the first three months of 1999 compared to same period in 1998. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased from 172 at March 31, 1998 to 186 at March 31, 1999. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth, specifically as a result of the opening of new branch offices in Gladeville, Tennessee and on Castle Heights Avenue in Lebanon, Tennessee since March 31, 1998. Other operating expenses for the three months ended March 31, 1999 increased to $797,000 from $644,000 for the three months ended March 31, 1998. These expenses include Federal deposit insurance premiums, directors fees, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $648,000 for the three months ended March 31, 1999, an increase of $52,000 over the comparable period in 1998. The percentage of income tax expense to net income before taxes was 36.1% and 34.4% for the periods ended March 31, 1999 and 1998, respectively. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 2.4% at March 31, 1999 compared to 3.8% at March 31, 1998.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

              The Company's total assets increased 4.6% to $451,884,000 during the three months ended March 31, 1999 from $431,975,000 at December 31, 1998. Loans, net of allowance for possible loan losses, totaled $303,940,000 at March 31, 1999, a 3.8% increase compared to $292,686,000 at December 31, 1998. This increase was primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $8,593,000 or 11.7% to $82,181,000 at March 31, 1999. The increase in securities included a net unrealized loss of $135,000 during the quarter as a result of the decrease in unrealized gain on available-for-sale securities. Federal funds sold increased $5,170,000 to $30,146,000 at March 31, 1999 from $24,976,000 at December 31, 1998.

              Total liabilities increased by 4.7% to $421,815,000 for the three months ended March 31, 1999 compared to $402,710,000 at December 31, 1998. This increase was composed primarily of a $17,800,000 increase in total deposits (4.6% increase). Securities sold under repurchase agreements increased $1,078,000 during the quarter ended March 31, 1999.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $132,044,000, $48,769,000 and $1,493,000, respectively at March 31, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 1999, the Company had nonaccrual loans totaling $287,000 as compared to $223,000 at December 31, 1998.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 1999, the Company had no loans that have had the terms modified in a troubled debt restructuring.

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

              Impaired loans and related allowance for loan loss amounts at March 31, 1999 and December 31, 1998 were as follows:

                                                           March 31, 1999               December 31, 1998
                                                     ---------------------------   -------------------------
                                                                      Allowance                   Allowance
                                                       Recorded          for         Recorded        for
                         (In Thousands)               Investment      Loan Loss     Investment    Loan Loss
                                                      ----------      ---------     ----------    ---------
              Impaired loans with allowance for
                loan loss                            $    --              --             241           156
              Impaired loans with no allowance for
                loan loss                                 --              --             --           --
                                                     ---------       -----------     -------      --------
                                                     $    --              --             241           156
                                                     =========       ===========     =======      ========


              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the year ended December 31, 1998 was $219,000. There was no interest income recognized on these loans during 1998.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The following schedule details selected information as to non-performing loans of the Company at March 31, 1999:


                                               Past Due
                                               90 Days    Non-Accrual
                                               -------    -----------
                                                    (In Thousands)

        Real estate loans                      $   144           51
        Installment loans                          201          236
        Commercial                                  19         --
                                               -------      -------
                                               $   364          287
                                               =======      =======

        Renegotiated loans                     $   --          --
                                               =======      =======


              Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 1999 totaled $651,000 as compared to $779,000 at December 31, 1998.

              At March 31, 1999, loans totaling $1,206,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $759,000 are real estate and $447,000 are personal. The collateral values securing these loans total approximately $1,420,000, ($1,083,000 related to real property and $337,000 related to personal loans). Internally classified loans decreased $397,000 or 24.8% from $1,603,000 at December 31, 1998. Internally classified real estate loans decreased $427,000 and personal loans increased $30,000 from December 31, 1998 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 1999, the Company's liquid assets totaled $67,050,000.

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

              The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3 million mature or will be subject to rate adjustments within the next twelve months.

              A secondary source of liquidity is the Company's loan portfolio. At March 31, 1999 loans totaling approximately $190 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $65 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

              Capital. At March 31, 1999, total stockholders' equity was $30,069,000 or 6.7% of total assets, which compares with $29,265,000 or 6.8% of total assets at December 31, 1998. The dollar increase in stockholders' equity during the three months ended March 31, 1999 results from the Company's net income of $1,148,000, the net effect of a $260,000 unrealized loss on investment securities net of applicable income taxes, and cash dividends declared of $719,000 of which $635,000 was reinvested under the Company's dividend reinvestment plan.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 1999 the Company's total risk-based capital ratio was 12.0% and its Tier I risk-based capital ratio was 10.9%. At December 31, 1998, the Company's total risk-based capital ratio was 12.3% and its Tier I risk-based capital ratio was 11.2%. At March 31, 1999, the Company had a leverage ratio of 7.6% compared to 7.8% at December 31, 1998. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%.

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

              The Company has appointed a Year 2000 committee which was established in mid-1997. The Y2K Committee has representation from all affected areas for the purpose of managing the process of assessing and correcting non-compliance throughout the organization. Areas being addressed by the Y2K Committee include:

 - Subsidiary banks' primary data processing system. Jack Henry, a major data processor, provides the primary software and hardware for the data processing system of the subsidiary banks. This software and hardware is of the highest priority for day to day operations, accounting and success of the subsidiary banks.

 - Government systems, such as the Federal Reserve Bank for check clearing, wire transfers, and the free flow and exchange of funds between institutions are absolutely critical.

 - The internal PC hardware and software systems within the subsidiary banks, along with telecommunications systems.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

 - The primary securities portfolio accounting and safekeeping system for the subsidiary banks.

 - Credit administration - the committee is reviewing the risk associated with Year 2000 status of the subsidiary banks' loan customers and depositors.

              The Company's Y2K Committee is using a 4-phase approach in its Year 2000 project made up of awareness, assessment, renovation, and validation-testing. The Company is currently in the final phase of its Y2K project.

              The purpose of the Y2K committee is to assess, test and correct the Company's hardware, software and equipment to ensure these systems operate properly in the Year 2000. The Committee has substantially completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the Year 2000 and has remedied the problem with the replacement of hardware that is compliant. As of March 31, 1999 the Y2K committee has determined that substantially all of the Company's systems will operate properly in the Year 2000.

              The programming changes and software replacement for systems that were not Year 2000 compliant were completed during the first quarter of 1999. The Jack Henry Company has tested the Jack Henry Silver Lake Operating system and the Company has documentation on file that the operating system is Y2K compliant. However, the Company tested the software using its own database to ensure the readiness of the Company to service its customer base into the Year 2000. The testing was completed the week of December 7, 1998 and the results have been reviewed by the Company's Audit Department. A test script has been prepared on the findings. No problems were noted during the examination of the Company records.

              The Company has requested and received written documentation from vendors and suppliers with whom the Company has a material relationship regarding their ability to operate properly in the Year 2000. These vendors and suppliers have either confirmed their current Y2K readiness or provided target Y2K readiness dates acceptable to the Company. The Company will consider alternatives related to vendors and suppliers that do not meet their Year 2000 readiness target dates. There can be no assurance however, that all of the Company's significant vendors and suppliers will have remedied their Year 2000 issues. The Company will continue to monitor its significant vendors and suppliers to seek to minimize the Company's risk.

              The Company is requiring Y2K readiness information from all of its major borrowers. The Company believes commercial borrowers must realize the impact that the Y2K could have on their respective businesses. Seminars, questionnaires and individual contact with loan customers will be continued as an ongoing prevention measure during the 1999 year. The Company realizes the materially adverse impact that the lack of Y2K preparation of loan customers would have on the Company during the Year 2000.

              Customer awareness of the Company's Y2K readiness is critical. The steps taken by the Company to prepare for the Year 2000 will be shared with customers through Quarterly Newsletters, statement stuffers and the Y2K training of employees. The Company believes customers must have a high confidence level in the Company at the end of 1999 to avoid mass withdrawals of funds from the Company. The Company is working toward a comprehensive customer awareness program during the 1999 year.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              Based on the Company's current estimates, the Company has allocated $250,000 in its 1999 budget to fund testing and replacement costs. Included in the Company's cost estimates are the cost of replacing hardware and software of approximately $100,000, which will be capitalized and amortized over their estimated useful lives. The remaining costs are expensed as incurred. These projected costs are based upon management's best estimates, which are derived utilizing numerous assumptions of future events. As of March 31, 1999, the cost that have been incurred on the Year 2000 issue is the cost of testing the operating system of $30,000 plus the cost of testing the personal computers of $2,500. The cost of renovations has been minimal because there have not been any major renovations, upgrades or software conversions needed. The personnel cost continues to be one of the more costly aspects of the Y2K project. The current personnel cost to date is approximately $82,500. The personnel cost have been expensed through the regular salary structure. The cost expected to be incurred the remaining portion of the year will be used to promote the Customer Awareness program.

              The Company believes that the reasonably likely worse case scenario that could occur as a result of the Year 2000 issue is loss of electricity and telephone services. Deposit, withdrawal, and other transaction processing for customers of the subsidiary banks depends directly on the Company's information technology systems and also on use of electricity as well as telephone services. While the Company believes its own systems to be Y2K ready, loss of power could significantly delay the subsidiary banks' ability to adequately process bank and customer transactions, thus adversely impacting the Company's operations. The Company has developed a contingency plan to address the possibility of power outages and telephone service disruption, as well as all other operational impairments identified that could occur as a result of the Y2K problem.

              The Board of Directors has approved the Company's written contingency plan and receives monthly updates on the Company's Y2K readiness and the Y2K Committee's progress. The contingency plan addresses all aspects of the Company's operation systems identifying the subsidiary banks' major processing systems as critical, semi-critical, and non-critical. Alternative plans are in place for many of the systems identified detailing information on contingency processes, their capabilities, and the personnel that are responsible for addressing and correcting system issues and supervising alternative plans. For example, certain personnel are identified to test electricity and telephone services at each bank office on Saturday, January 1, 2000. These persons have addresses, phone, beeper and mobile numbers for other key bank and Company management in order to communicate findings. The plan identifies contact individuals phone numbers, and addresses of electrical service and telephone service providers. The plan further provides for both on-site and off-site locations, materials, personnel staff, and procedures to implement back-up transaction processing in the event electricity is not restored by Monday, January 3, 2000 going forward. The contingency plan will continually be updated as final testing of each critical and semi-critical application has been completed, and if and as new critical and semi-critical systems are identified.

              The foregoing notwithstanding, management does not currently believe that the costs of assessment, remediation, or replacement of the Company's systems, or the potential failure of third parties' systems will have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity.

                          WILSON BANK HOLDING COMPANY

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

              There have been no material changes in reported market risks during the three months ended March 31, 1999.

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

                None

Item 5.   OTHER INFORMATION

                None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at March 31, 1999 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending March 31, 1999.

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WILSON BANK HOLDING COMPANY
                                         --------------------------------------
                                                  (Registrant)



DATE:   May 7, 1999                       /s/  Randall Clemons
       --------------------               --------------------------------------
                                          Randall Clemons
                                          President and Chief Executive Officer



DATE:   May 7, 1999                       /s/ Becky Taylor
       --------------------               -------------------------------------
                                          Becky Taylor
                                          Sr. Vice President & Cashier