Form 10-Q
period 1999-06-30
WILSON BANK HOLDING CO
filed 1999-08-13
CIK 885275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



MARK ONE

 [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

 [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                       FROM _____________ TO _____________

                         Commission File Number 0-20402
                                                -------

                           WILSON BANK HOLDING COMPANY
              ----------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

           Tennessee                                       62-1497076
 ------------------------------                   ---------------------------
(State or Other Jurisdiction of                  (IRS Employer Identification
 Incorporation or Organization)                              Number)

                     623 West Main Street, Lebanon, TN 37087
               ---------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (615) 444-2265
               --------------------------------------------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Common stock outstanding:  1,471,144 shares at August 9, 1999.

PART 1:           FINANCIAL INFORMATION


       Item 1.    Financial Statements


       The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

              Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.

              Consolidated Statements of Earnings - For the three months and six months ended June 30, 1999 and 1998.

              Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 1999 and 1998.

              Consolidated Statements of Cash Flows - For the six months ended June 30, 1999 and 1998.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk


PART II:       OTHER INFORMATION

       Item 4.    Submission of matters to a vote of Security Holders.

       Item 5.    Other Information.

       Item 6.    Exhibits and Reports on Form 8-K.

               Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)

                                                                                     June 30,     December 31,
                                                                                       1999           1998
                                                                                     ---------    ------------
                                                                                          (In Thousands)
                                       Assets
Loans                                                                                $ 325,721       295,930
   Less: Allowance for loan losses                                                      (3,551)       (3,244)
                                                                                     ---------      --------
                Net loans                                                              322,170       292,686
Securities:
   Held to maturity, at cost (market value $17,511,000 and
     $20,870,000, respectively)                                                         17,481        20,408
   Available-for-sale, at market (amortized cost $68,028,000
     and $52,843,000, respectively)                                                     66,419        53,180
                                                                                     ---------      --------
                Total securities                                                        83,900        73,588

Loans held for sale                                                                      1,875         3,881
Federal funds sold                                                                      20,705        24,976
                                                                                     ---------      --------
                Total earning assets                                                   428,650       395,131

Cash and due from banks                                                                 10,671        16,024
Bank premises and equipment, net                                                        15,208        14,807
Accrued interest receivable                                                              3,535         3,373
Organizational costs, net of accumulated amortization of $136,000
   and $108,000, respectively                                                               --            28
Other real estate                                                                          161           138
Deferred income tax asset                                                                1,460           714
Other assets                                                                             1,630         1,760
                                                                                     ---------      --------

                Total assets                                                         $ 461,315       431,975
                                                                                     =========      ========

                        Liabilities and Stockholders' Equity
Deposits                                                                             $ 413,614       389,105
Securities sold under repurchase agreements                                             10,342         7,258
Federal funds purchased                                                                    161            --
Accrued interest and other liabilities                                                   3,020         2,760
Minority interest                                                                        3,570         3,587
                                                                                     ---------      --------
                Total liabilities                                                      430,707       402,710
                                                                                     ---------      --------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued 1,455,289 at June 30, 1999 and 1,438,781 shares at
     December 31, 1998, respectively                                                     2,910         2,877
   Additional paid-in capital                                                            9,132         8,530
   Retained earnings                                                                    19,459        17,663
   Net unrealized gains (losses) on available-for-sale securities, net of income
     tax benefit of $611,000 and taxes of $121,000, respectively                          (893)          195
                                                                                     ---------      --------
                Total stockholders' equity                                              30,608        29,265
                                                                                     ---------      --------

                Total liabilities and stockholders' equity                           $ 461,315       431,975
                                                                                     =========      ========

See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                  (UNAUDITED)

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                               ------------------------     ------------------------
                                                                  1999          1998           1999          1998
                                                               ----------     ---------     ----------     ---------
                                                                (Dollars In Thousands        (Dollars in Thousands
                                                              Except Per Share Amounts)     Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                  $    7,225         6,194     $   14,162        11,999
   Interest and dividends on securities:
     Taxable securities                                             1,129           924          2,127         1,668
     Exempt from Federal income taxes                                 194           264            395           544
   Interest on loans held for sale                                     36            66             78           127
   Interest on Federal funds sold                                     276           361            636           758
                                                               ----------     ---------     ----------     ---------
              Total interest income                                 8,860         7,809         17,398        15,096
                                                               ----------     ---------     ----------     ---------

Interest expense:
   Interest on negotiable order of withdrawal accounts                 96           109            189           214
   Interest on money market and savings accounts                    1,017           917          2,017         1,829
   Interest on certificates of deposit                              3,040         2,854          6,093         5,496
   Interest on securities sold under repurchase agreements             96            88            167           152
   Interest on Federal funds purchased                                  1            --              1            --
                                                               ----------     ---------     ----------     ---------

              Total interest expense                                4,250         3,968          8,467         7,691
                                                               ----------     ---------     ----------     ---------

              Net interest income before provision for
                possible loan losses                                4,610         3,841          8,931         7,405
Provision for possible loan losses                                    259           284            591           512
                                                               ----------     ---------     ----------     ---------
              Net interest income after provision for
                possible loan losses                                4,351         3,557          8,340         6,893
                                                               ----------     ---------     ----------     ---------

Non-interest income:
   Service charges on deposit accounts                                513           417            972           784
   Other fees and commissions                                         463           411            796           767
   Gain on sale of loans                                              251           274            462           543
   Gain on sale of fixed assets                                        --            --             --             6
   Gain on sale of other real estate                                   --            --              3            --
                                                               ----------     ---------     ----------     ---------
                                                                    1,227         1,102          2,233         2,100
                                                               ----------     ---------     ----------     ---------

Non-interest expenses:
   Salaries and employee benefits                                   1,896         1,462          3,687         2,881
   Occupancy expenses, net                                            302           221            532           417
   Furniture and equipment expense                                    253           243            521           444
   Data processing expense                                             97           113            186           222
   Other operating expenses                                           818           684          1,615         1,328
   Loss on sale of other real estate                                   --            --             --             2
   Minority interest in net earnings of subsidiaries                   76            37            100            69
                                                               ----------     ---------     ----------     ---------
                                                                    3,442         2,760          6,641         5,363
                                                               ----------     ---------     ----------     ---------

              Earnings before income taxes                          2,136         1,899          3,932         3,630

Income taxes                                                          769           651          1,417         1,247
                                                               ----------     ---------     ----------     ---------

              Net earnings                                     $    1,367         1,248     $    2,515         2,383
                                                               ==========     =========     ==========     =========

Weighted average number of shares outstanding                   1,455,289     1,422,585      1,452,553     1,420,079
                                                               ==========     =========     ==========     =========

Basic earnings per common share                                $      .94           .88     $     1.73          1.68
                                                               ==========     =========     ==========     =========

Dividends per share                                            $       --            --     $      .50           .40
                                                               ==========     =========     ==========     =========

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)



                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                           ----------------------------       ----------------------------
                                                               1999            1998               1999            1998
                                                           ------------   -------------       ------------    ------------
                                                                  (In Thousands)                     (In Thousands)
Net earnings                                               $      1,367           1,248       $      2,515           2,383
                                                           ------------   -------------       ------------    ------------
Other comprehensive losses net of tax:
   Unrealized losses on available-for-sale securities
     arising during period, net of tax benefits of
     $507,000, $19,000, $666,000 and $41,000,
     respectively                                                  (828)            (31)            (1,088)            (67)
                                                           ------------   -------------       ------------    ------------
           Other comprehensive losses                              (828)            (31)            (1,088)            (67)
                                                           ------------   -------------       ------------    ------------

           Comprehensive earnings                          $        539           1,217       $      1,427           2,316
                                                           ============   =============       ============    ============



See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                      1999         1998
                                                                    --------      -------
                                                                        (In Thousands)
Cash flows from operating activities:
   Interest received                                                $ 17,192       14,446
   Fees and commissions received                                       1,768        1,551
   Proceeds from sale of loans                                        26,540       14,337
   Origination of loans held for sale                                (24,072)     (12,199)
   Interest paid                                                      (8,401)      (7,418)
   Cash paid to suppliers and employees                               (5,816)      (4,667)
   Income taxes paid                                                  (1,205)      (1,160)
                                                                    --------      -------
                Net cash provided by operating activities              6,006        4,890
                                                                    --------      -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities             3,794        2,886
   Proceeds from maturities of available-for-sale securities          14,454       18,345
   Purchase of held-to-maturity securities                              (863)      (1,264)
   Purchase of available-for-sale securities                         (29,599)     (36,965)
   Loans made to customers, net of repayments                        (30,280)     (20,484)
   Purchase of premises and equipment                                   (991)      (1,630)
   Proceeds from sale of premises and equipment                           --           27
   Proceeds from sale of other real estate                               185           61
                                                                    --------      -------
                Net cash used in investing activities                (43,300)     (39,024)
                                                                    --------      -------

Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings and
     NOW deposit accounts                                             (7,589)       8,502
   Net increase in time deposits                                      32,098       23,708
   Increase in securities sold under repurchase agreements             3,084        5,071
   Dividends paid                                                       (719)        (563)
   Proceeds from sale of common stock                                    635          502
   Proceeds from advances from Federal funds purchased                 2,265           --
   Repayment of advances from Federal funds purchased                 (2,104)          --
                                                                    --------      -------
                Net cash provided by financing activities             27,670       37,220
                                                                    --------      -------

Net increase (decrease) in cash and cash equivalents                  (9,624)       3,086

Cash and cash equivalents at beginning of period                      41,000       31,780
                                                                    --------      -------

Cash and cash equivalents at end of period                          $ 31,376       34,866
                                                                    ========      =======


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                      1999         1998
                                                                    --------      -------
                                                                        (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                    $ 2,515       2,383
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                   613         575
         Provision for loan losses                                       591         512
         Minority interests in net earnings of commercial bank
           subsidiaries                                                  100          69
         FHLB dividend reinvestment                                      (36)        (31)
         Gain on sale of premises and equipment                           --          (6)
         Loss (gain) on sale of other real estate                         (3)          2
         Decrease in loans held for sale                               2,006       1,595
         Decrease in refundable income taxes                             347         175
         Increase in deferred tax asset                                   (8)         (6)
         Increase in other assets, net                                  (217)        (74)
         Decrease in taxes payable                                      (127)        (82)
         Increase in interest receivable                                (162)       (609)
         Increase in other liabilities                                   321         114
         Increase in interest payable                                     66         273
                                                                     -------      ------
           Total adjustments                                           3,491       2,507
                                                                     -------      ------

           Net cash provided by operating activities                 $ 6,006       4,890
                                                                     =======      ======



Supplemental schedule of non-cash activities:

     Unrealized loss in values of securities
       available-for-sale, net of income tax benefit of $666,000
       and $36,000 for the six months ended June 30, 1999 and
       1998, respectively                                            $(1,088)        (67)
                                                                     =======      ======

     Non-cash transfers from loans to other real estate              $   205         105
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three months and six months ended June 30, 1999 and 1998, comprehensive earnings for the three months and six months ended June 30, 1999 and 1998 and changes in cash flows for the six months ended June 30, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1998 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                           Six Months Ended
                                                                June 30,
                                                          -------------------
                                                           1999         1998
                                                          -------      ------
                                                             (In Thousands)
      Balance, January 1, 1999 and 1998, respectively     $ 3,244       2,890
      Add (deduct):
         Losses charged to allowance                         (327)       (214)
         Recoveries credited to allowance                      43          28
         Provision for loan losses                            591         512
                                                          -------      ------
      Balance, June 30, 1999 and 1998, respectively       $ 3,551       3,216
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

              In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, sudden adverse interest rate changes, inadequate allowance for loan losses, loss of key personnel and interruptions in operations caused by the Year 2000 problem. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

RESULTS OF OPERATIONS

              Net earnings increased 5.5% to $2,515,000 for the six months ended June 30, 1999 from $2,383,000 in the first six months of 1998. Net earnings were $1,367,000 for the quarter ended June 30, 1999, an increase of $119,000 or 9.5% from $1,248,000 for the three months ended June 30, 1998 and an increase of $219,000 or 19.1% over the quarter ended March 31, 1999. The increase in net earnings during the six months ended June 30, 1999 was primarily due to a 20.6% increase in net interest income and a 6.3% increase in non-interest income which was partially offset by a 23.8% increase in non-interest expenses.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $2,302,000 or 15.2% during the six months ended June 30, 1999 as compared to the same period in 1998. The increase in total interest income was $1,051,000 or 13.5% for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 and $322,000 or 3.8% over the first three months of 1999. The increase in 1999 was primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 91.1% and 90.7% for the six months ended June 30, 1999 and 1998, respectively.

              Interest expense increased $776,000 or 10.1% for the six months ended June 30, 1999 as compared to the same period in 1998. The increase was $282,000 or 7.1% for the three months ended June 30, 1999 as compared to the same period in 1998. Interest expense increased $33,000 or 1.0% for the quarter ended June 30, 1999 over the first three months of 1999. The overall increase in total interest expense for the first six months of 1999 was primarily attributable to an increase in weighted average interest-bearing liabilities.

              The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,526,000 or 20.6% for the first six months of 1999 as compared to the same period in 1998. The increase was $769,000 or 20.0% for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 and an increase of $289,000 or 6.7% when compared to the first quarter of 1999.

PROVISION FOR POSSIBLE LOAN LOSSES

              The provision for possible loan losses was $591,000 and $512,000, for the first six months of 1999 and 1998, respectively. The provision for loan losses during the three month periods ended June 30, 1999 and 1998 was $259,000 and $284,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $3,551,000, an increase of 9.5% from $3,244,000 at December 31, 1998. The allowance for possible loan losses as a percentage of total outstanding loans was 1.1% at June 30, 1999 and December 31, 1998.

              The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at June 30, 1999 to be adequate.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of fixed assets and gain on sale of other real estate. Total non-interest income for the six months ended June 30, 1999 increased by 6.3% to $2,233,000 from $2,100,000 for the same period in 1998. The increase was $125,000 or 11.3% during the quarter ended June 30, 1999 compared to the second quarter in 1998 and was $221,000 or 22.0% over the first three months of 1999. The increases were due primarily to increases in service charges on deposit accounts and other fees and commissions. Service charges on deposit accounts increased $188,000 or 24.0% during the six months ended June 30, 1999. Service charges on deposit accounts increased $96,000 or 23.0% during the quarter ended June 30, 1999 compared to the same quarter in 1998. Other fees and commissions totaled $796,000 and $767,000 during the six months ended June 30, 1999 and 1998, respectively, an increase of $29,000 or 3.8% and $463,000 and $411,000 during the quarters ended June 30, 1999 and 1998, respectively, an increase of $52,000 or 12.7%.

NON-INTEREST EXPENSE

              Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses, other operating expenses, and minority interest in net earnings of subsidiaries. Total non-interest expense increased $1,278,000 or 23.8% during the first six months of 1999 compared to the same period in 1998. The increase for the quarter ended June 30, 1999 was $682,000 or 24.7% as compared to the comparable quarter in 1998 and $243,000 or 7.6% as compared to the first three months of 1999. The increases in non-interest expense are attributable primarily to increases in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company's expanded operations, which includes the addition of a new branch office. The number of employees increased to 198 at June 30, 1999, an increase from 188 at June 30, 1998. The increase in occupancy expenses was also due to the Company's expanded operations. Other operating expenses for the six months ended June 30, 1999 increased to $1,615,000 from $1,328,000 for the comparable period in 1998. Other operating expenses increased $134,000 or 19.6% during the quarter ended June 30, 1999 as compared to the same period in 1998 and $21,000 or 2.6% as compared to the first three months of 1999. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $1,417,000 for the six months ended June 30, 1999, an increase of $170,000 over the comparable period in 1998. Income tax expense was $769,000 for the quarter ended June 30, 1999, an increase of $118,000 over the same period in 1998. The percentage of income tax expense to net income before taxes was 36.0% and 34.4% for the six months ended June 30, 1999 and 1998, respectively and 36.0% and 34.3% for the quarters ended June 30, 1999 and 1998, respectively. The percentage of income tax expense to net income before taxes was 36.1% for the first three months of 1999. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 2.3% for the six months ended June 30, 1999 compared to 3.6% for the six months ended June 30, 1998.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

              The Company's total assets increased 6.8% to $461,315,000 during the six months ended June 30, 1999 from $431,975,000 at December 31, 1998. Total assets increased $9,431,000 or 2.1% and $19,909,000 or 4.6% during the three-month periods ended June 30, 1999 and March 31, 1999, respectively. Loans, net of allowance for possible loan losses, totaled $322,170,000 at June 30, 1999 or a 10.1% increase compared to $292,686,000 at December 31, 1998. Net loans increased $18,230,000 or 6.0% and $11,254,000 or 3.8% during the quarters ended June 30, 1999 and March 31, 1999, respectively. These increases were primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $10,312,000 or 14.0% to $83,900,000 at June 30, 1999 from $73,588,000 at December 31, 1998. Securities increased $1,719,000 or 2.1% during the three months ended June 30, 1999. The increase in securities included a net unrealized loss of $1,946,000 during the six month period ending June 30, 1999. Federal funds sold decreased $4,271,000 to $20,705,000 at June 30, 1999 from $24,976,000 at December 31, 1998.

              Total liabilities increased by 7.0% to $430,707,000 at June 30, 1999 compared to $402,710,000 at December 31, 1998. The increase by quarter totaled $8,892,000 or 2.1% and $19,105,000 or 4.7% during the quarters ended June 30, 1999 and March 31, 1999, respectively. These increases were composed primarily of a $24,509,000 or 6.3% increase in total deposits and an increase of $3,084,000 or 42.5% in securities sold under repurchase agreements during the six months ended June 30, 1999.

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $144,098,000, $49,921,000 and $1,655,000, respectively at June 30, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 1999, the Company had nonaccrual loans totaling $214,000 as compared to $223,000 at December 31, 1998.

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

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 1999, the Company had no loans that have had the terms modified in a troubled debt restructuring.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

              Impaired loans and related allowance for loan loss amounts at June 30, 1999 and December 31, 1998 were as follows:

                                                     June 30, 1999                  December 31, 1998
                                                     ------------------------       -----------------------
                                                                   Allowance                      Allowance
                                                     Recorded      for              Recorded      for
              (In Thousands)                         Investment    Loan Loss        Investment    Loan Loss
                                                     ----------    ----------       ---------     ---------
              Impaired loans with allowance for
                loan loss                            $       --            --             241           156
              Impaired loans with no allowance for
                loan loss                                    --            --              --            --
                                                     ----------    ----------       ---------     ---------
                                                     $       --            --             241           156
                                                     ==========    ==========       =========     =========


              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the year ended December 31, 1998 was $219,000. There was no interest income recognized on these loans during 1998.

              The following schedule details selected information as to non-performing loans of the Company at June 30, 1999:

                                                                     Past Due
                                                                     90 Days        Non-Accrual
                                                                   ------------     -----------
                                                                          (In Thousands)
     Real estate loans                                             $        353              30
     Installment loans                                                      273             184
     Commercial, financial and agricultural                                  45              --
                                                                   ------------     -----------
                                                                   $        671             214
                                                                   ============     ===========

     Renegotiated loans                                            $         --              --
                                                                   ============     ===========


              Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 1999 totaled $885,000, an increase from $779,000 at December 31, 1998. During the three months ended June 30, 1999, non-performing loans increased $234,000 from $651,000 at March 31, 1999.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              At June 30, 1999, loans totaling $1,025,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $680,000 are real estate and $345,000 are personal. The collateral values securing these loans, based on estimates received by management, total approximately $1,127,000 ($879,000 related to real property and $248,000 related to personal loans). The internally classified loans have decreased $578,000 or 36.1% from $1,603,000 at December 31, 1998. Internally classified real estate loans decreased $506,000 and personal loans decreased $72,000 from December 31, 1998 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 1999, the Company's liquid assets totaled $54,841,000.

              The Company's primary source of liquidity is a stable core deposit base. In addition, loan payments provide a secondary source.

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

              The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.2 million mature or will be subject to rate adjustments within the next twelve months.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              A secondary source of liquidity is the Company's loan portfolio. At June 30, 1999 loans of approximately $201 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $69.1 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

              Capital. At June 30, 1999, total stockholders' equity was $30,608,000 or 6.6% of total assets, which compares with $29,265,000 or 6.8% of total assets at December 31, 1998. The dollar increase in stockholders' equity during the six months ended June 30, 1999 results from the Company's net income of $2,515,000, the net effect of a $1,088,000 unrealized loss on investment securities net of applicable income taxes, and cash dividends declared of $719,000 of which $635,000 was reinvested under the Company's dividend reinvestment plan. The unrealized loss on investment securities for the six months ended June 30, 1999 was due primarily to an overall downturn in the bond market. Management, however, intends to hold the investment securities and not sell them at the present time unless there is a drastic change in the interest rate environment which would necessitate selling the securities for liquidity purposes.

              The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 1999 the Company's total risk-based capital ratio was 11.9% and its Tier I risk-based capital ratio was approximately 10.8% compared to ratios of 12.3% and 11.2%, respectively at December 31, 1998. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 1999 the Company had a leverage ratio of 7.6%, compared to 7.8% at December 31, 1998.

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

              The purpose of the Y2K committee is to assess, test and correct the Company's hardware, software and equipment to ensure these systems operate properly in the Year 2000. The Committee has substantially completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the Year 2000 and has remedied the problem with the replacement of hardware that is compliant. As of June 30, 1999 the Y2K committee has determined that substantially all of the Company's systems will operate properly in the Year 2000.

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

              Based on the Company's current estimates, the Company has allocated $250,000 in its 1999 budget to fund testing and replacement costs. Included in the Company's cost estimates are the cost of replacing hardware and software of approximately $100,000, which will be capitalized and amortized over their estimated useful lives. The remaining costs are expensed as incurred. These projected costs are based upon management's best estimates, which are derived utilizing numerous assumptions of future events. As of June 30, 1999, the costs that have been incurred on the Year 2000 issue is the cost of testing the operating system of $30,000 plus the cost of testing the personal computers of $2,500. The cost of renovations has been minimal because there have not been any major renovations, upgrades or software conversions needed. The personnel cost continues to be one of the more costly aspects of the Y2K project. The current personnel cost to date is approximately $87,500. The personnel cost have been expensed through the regular salary structure. The cost expected to be incurred the remaining portion of the year will be used to promote the Customer Awareness program.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company believes that the reasonably likely worse case scenario that could occur as a result of the Year 2000 issue is loss of electricity and telephone services. Deposit, withdrawal, and other transaction processing for customers of the subsidiary banks depends directly on the Company's information technology systems and also on use of electricity as well as telephone services. While the Company believes its own systems to be Y2K ready, loss of power could significantly delay the subsidiary banks' ability to adequately process bank and customer transactions, thus adversely impacting the Company's operations. The Company has plans to purchase a generator to help with this potential problem. In addition, the Company has developed a contingency plan to address the possibility of power outages and telephone service disruption, as well as all other operational impairments identified that could occur as a result of the Y2K problem.

              The Board of Directors has approved the Company's written contingency plan and receives monthly updates on the Company's Y2K readiness and the Y2K Committee's progress. The contingency plan addresses all aspects of the Company's operation systems identifying the subsidiary banks' major processing systems as critical, semi-critical, and non-critical. Alternative plans are in place for many of the systems identified detailing information on contingency processes, their capabilities, and the personnel that are responsible for addressing and correcting system issues and supervising alternative plans. For example, certain personnel are identified to test electricity and telephone services at each bank office on Saturday, January 1, 2000. These persons have addresses, phone, beeper and mobile numbers for other key bank and Company management in order to communicate findings. The plan identifies contact individuals' phone numbers, and addresses of electrical service and telephone service providers. The plan further provides for both on-site and off-site locations, materials, personnel staff, and procedures to implement back-up transaction processing in the event electricity is not restored by Monday, January 3, 2000 going forward. The contingency plan will continually be updated as final testing of each critical and semi-critical application has been completed, and if and as new critical and semi-critical systems are identified.

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

              There have been no material changes in reported market risks during the six months ended June 30, 1999.

PART II.  OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

                None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The annual meeting of stockholders was held April 13, 1999.

           (b) Election of the entire board of directors.

           (c) (1) Each director was elected by the following tabulation:

                                                 Number
                                               of Shares                                            Broker
                                                 Voting         For        Against     Abstain     Non-Votes
                                               ---------        ---        -------     -------     ---------
                   Charles Bell                  885,113       883,395         0         1,718        0
                   Jack Bell                     885,113       883,395         0         1,718        0
                   Mackey Bentley                885,113       883,395         0         1,718        0
                   Randall Clemons               885,113       883,395         0         1,718        0
                   Jimmy Comer                   885,113       883,395         0         1,718        0
                   Jerry Franklin                885,113       883,395         0         1,718        0
                   John Freeman                  885,113       883,395         0         1,718        0
                   Marshall Griffith             885,113       883,395         0         1,718        0
                   Harold Patton                 885,113       883,395         0         1,718        0
                   James Patton                  885,113       883,395         0         1,718        0
                   John Trice                    885,113       883,139       256         1,718        0
                   Bob Van Hooser                885,113       883,395         0         1,718        0

               (2) Approval of the 1999 Stock Option Plan was as follows:

                             Number
                           of Shares                                            Broker
                             Voting         For        Against     Abstain     Non-Votes
                           ---------        ---        -------     -------     ---------
                             885,113       822,919     22,632       39,562        0

               (3) Approval of the amendment to the Company's Charter to remove the grant of preemptive rights to shareholders was as follows:

                             Number
                           of Shares                                            Broker
                             Voting         For        Against     Abstain     Non-Votes
                           ---------        ---        -------     -------     ---------
                             885,113       807,039     41,308      36,766         0

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

                  (4) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

                             Number
                           of Shares                                            Broker
                             Voting         For        Against     Abstain     Non-Votes
                           ---------        ---        -------     -------     ---------
                             885,113       881,778        21         3,314        0

           (d)    Not Applicable.


ITEM 5.    OTHER INFORMATION

                Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 16, 1999 in order to be included in the Company's Proxy Statement and form of proxy relating to the 2000 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.

           For any other shareholder proposals to be timely (but not considered for inclusion in the Company's Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company's main office (listed above) prior to January 29, 2000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at June 30, 1999 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending June 30, 1999.

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WILSON BANK HOLDING COMPANY
                                             -----------------------------------
                                                         (Registrant)




DATE:        August 9, 1999                  /s/ Randall Clemons
       ---------------------------           -----------------------------------
                                             Randall Clemons, President and
                                             Chief Executive Officer




DATE:        August 9, 1999                  /s/ Becky Taylor
       ---------------------------           -----------------------------------
                                             Becky Taylor
                                             Sr. Vice President & Cashier