Form 10-Q
period 1999-09-30
WILSON BANK HOLDING CO
filed 1999-11-12
CIK 885275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

  [ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 0-20402
                                                -------


                           WILSON BANK HOLDING COMPANY
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Tennessee                                     62-1497076
---------------------------------               ----------------------------
(State or Other Jurisdiction of                 (IRS Employer Identification
  Incorporation or Organization)                   Number)

                     623 West Main Street, Lebanon, TN 37087
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

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

Common stock outstanding as of the latest practicable date: 1,961,163 shares at November 8, 1999.

PART I: FINANCIAL INFORMATION

   Item 1. Financial Statements

   The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

       Consolidated Balance Sheets - September 30, 1999 and December 31, 1998.

       Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1999 and 1998.

       Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 1999 and 1998.

       Consolidated Statements of Cash Flows - For the nine months ended September 30, 1999 and 1998.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

                Signatures.

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)


                                                                     September 30,     December 31,
                                                                         1999              1998
                                                                      ------------     -------------
                                                                               (In Thousands)
                              Assets
Loans                                                                   $ 343,646          295,930
Less: Allowance for loan losses                                            (3,714)          (3,244)
                                                                        ---------         --------
           Net loans                                                      339,932          292,686

Securities:
   Held-to-maturity, at cost (market value $16,845,000 and
     $20,870,000, respectively)                                            17,037           20,408
   Available-for-sale, at market (amortized cost $70,893,000 and
     $52,843,000, respectively)                                            68,171           53,180
                                                                        ---------         --------
           Total securities                                                85,208           73,588
                                                                        ---------         --------

Loans held for sale                                                         1,419            3,881
Federal funds sold                                                          5,963           24,976
                                                                        ---------         --------
           Total earning assets                                           432,522          395,131

Cash and due from banks                                                    13,316           16,024
Bank premises and equipment, net                                           15,470           14,807
Accrued interest receivable                                                 4,063            3,373
Organizational costs, net of accumulated amortization of
   $136,000 and $108,000, respectively                                       --                 28
Other real estate                                                             231              138
Deferred income tax asset                                                   1,884              714
Other assets                                                                1,535            1,760
                                                                        ---------         --------

           Total assets                                                 $ 469,021          431,975
                                                                        =========         ========

               Liabilities and Stockholders' Equity

Deposits                                                                $ 419,587          389,105
Securities sold under repurchase agreements                                11,447            7,258
Accrued interest and other liabilities                                      3,189            2,760
Minority interest                                                           3,587            3,587
                                                                        ---------         --------
           Total liabilities                                              437,810          402,710
                                                                        ---------         --------
Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000
     shares; issued 1,471,144 at September 30, 1999
     and 1,438,781 shares at December 31, 1998, respectively                2,942            2,877
   Additional paid-in capital                                               9,747            8,530
   Retained earnings                                                       20,044           17,663
   Net unrealized gains (losses) on available-for-sale
     securities, net of income tax benefit of $931,000
     and taxes of $121,000, respectively                                   (1,522)             195
                                                                        ---------         --------
           Total stockholders' equity                                      31,211           29,265
                                                                        ---------         --------

           Total liabilities and stockholders' equity                   $ 469,021          431,975
                                                                        =========         ========




See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                  --------------------------     -------------------------
                                                                     1999            1998            1999           1998
                                                                        (Dollars In Thousands Except Per Share Amounts)

Interest income:
   Interest and fees on loans                                     $    7,526          6,451      $   21,688         18,450
   Interest and dividends on securities:
     Taxable securities                                                1,150            974           3,277          2,642
     Exempt from Federal income taxes                                    180            263             575            807
   Interest on loans held for sale                                        30             39             108            166
   Interest on federal funds sold                                        192            321             828          1,079
                                                                  ----------      ---------      ----------      ---------
           Total interest income                                       9,078          8,048          26,476         23,144
                                                                  ----------      ---------      ----------      ---------
Interest expense:
   Interest on negotiable order of withdrawal accounts                   106            113             295            327
   Interest on money market and savings accounts                         965            914           2,982          2,743
   Interest on certificates of deposit                                 3,203          3,010           9,296          8,506
   Interest on securities sold under repurchase agreements               119            116             286            268
   Interest on Federal funds purchased                                     1              1               2              1
                                                                  ----------      ---------      ----------      ---------
           Total interest expense                                      4,394          4,154          12,861         11,845
                                                                  ----------      ---------      ----------      ---------

           Net interest income before provision for possible
              loan losses                                              4,684          3,894          13,615         11,299
Provision for possible loan losses                                       258            270             849            782
                                                                  ----------      ---------      ----------      ---------
           Net interest income after provision for possible
              loan losses                                              4,426          3,624          12,766         10,517
                                                                  ----------      ---------      ----------      ---------
Non-interest income:
   Service charges on deposit accounts                                   548            447           1,520          1,231
   Other fees and commissions                                            410            375           1,206          1,142
   Security gains                                                       --                8            --                8
   Gain on sale of loans                                                 193            260             655            803
   Gain on sale of fixed assets                                         --                6            --               12
   Gain on sale of other real estate                                       5           --                 8           --
                                                                   ---------      ---------      ----------      ---------
                                                                       1,156          1,096           3,389          3,196
                                                                  ----------      ---------      ----------      ---------
Non-interest expenses:
   Salaries and employee benefits                                      1,914          1,506           5,601          4,387
   Occupancy expenses, net                                               264            225             796            642
   Furniture and equipment expense                                       310            250             831            694
   Data processing expense                                               109            120             295            342
   Other operating expenses                                              806            699           2,421          2,027
   Loss on sale of other real estate                                    --                6            --                8
   Loss on sale of fixed assets                                           10           --                10           --
   Minority interest in net earnings of subsidiaries                      81             28             181             97
                                                                  ----------      ---------      ----------      ---------
                                                                       3,494          2,834          10,135          8,197
                                                                  ----------      ---------      ----------      ---------

           Earnings before income taxes                                2,088          1,886           6,020          5,516
Income taxes                                                             775            662           2,192          1,909
                                                                  ----------      ---------      ----------      ---------

           Net earnings                                           $    1,313          1,224      $    3,828          3,607
                                                                  ==========      =========      ==========      =========
Weighted average number of shares outstanding                      1,465,974      1,433,499       1,457,076      1,424,602
                                                                  ==========      =========      ==========      =========
Basic earnings per common share                                   $      .90            .85      $     2.63           2.53
                                                                  ==========      =========      ==========      =========
Dividends per share                                               $      .50            .45      $     1.00            .85
                                                                  ==========      =========      ==========      =========



See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)


                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                              ---------------------      -------------------
                                                               1999          1998          1999        1998
                                                                 (In Thousands)             (In Thousands)

Net earnings                                                  $ 1,313        1,224       $ 3,828       3,607
                                                              -------       ------       -------       -----
Other comprehensive earnings net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of tax
     benefit of $385,000, tax expense of $118,000,
     tax benefit of $1,052,000 and tax expense
     of $76,000, respectively                                    (629)         192        (1,717)        125
   Less:  reclassification adjustment for gains included
     in net earnings, net of tax expense of $3,000                --            (5)         --            (5)
                                                              -------       ------       -------       -----
           Other comprehensive earnings (losses)                 (629)         187        (1,717)        120
                                                              -------       ------       -------       -----

           Comprehensive earnings                             $   684        1,411       $ 2,111       3,727
                                                              =======       ======       =======       =====





See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                         1999          1998
                                                                         ----          ----
                                                                           (In Thousands)

Cash flows from operating activities:
   Interest received                                                  $ 25,727        22,199
   Fees and commissions received                                         2,726         2,373
   Proceeds from sale of loans                                          34,390        47,997
   Origination of loans held for sale                                  (31,273)      (46,427)
   Interest paid                                                       (12,941)      (11,694)
   Cash paid to suppliers and employees                                 (8,583)       (7,258)
   Income taxes paid                                                    (1,901)       (1,821)
                                                                      --------       -------
             Net cash provided by operating activities                   8,145         5,369
                                                                      --------       -------

Cash flows from investing activities:
   Proceeds from maturities of available-for-sale securities            15,093        29,731
   Proceeds from maturities of held-to-maturity securities               4,235         3,854
   Proceeds from sales of available-for-sale securities                     --         1,507
   Purchase of held-to-maturity securities                                (863)       (2,265)
   Purchase of available-for-sale securities                           (33,085)      (49,504)
   Loans made to customers, net of repayments                          (48,426)      (41,796)
   Purchase of premises and equipment                                   (1,572)       (2,453)
   Proceeds from sale of premises and equipment                           --              35
   Proceeds from sale of other real estate                                 246           161
                                                                      --------       -------
             Net cash used in investing activities                     (64,372)      (60,730)
                                                                      --------       -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW deposit
     accounts                                                            4,608        11,944
   Net increase in time deposits                                        25,874        32,303
   Increase in securities sold under repurchase agreement                4,189         5,909
   Proceeds from advances from Federal funds purchased                   2,355         1,778
   Repayment of advances from Federal funds purchased                   (2,355)       (1,426)
   Dividends paid                                                       (1,447)       (1,203)
   Proceeds from sale of common stock                                    1,282         1,065
                                                                      --------       -------
             Net cash provided by financing activities                  34,506        50,370
                                                                      --------       -------

Net decrease in cash and cash equivalents                              (21,721)       (4,991)

Cash and cash equivalents at beginning of period                        41,000        31,780
                                                                      --------       -------

Cash and cash equivalents at end of period                            $ 19,279        26,789
                                                                      ========       =======




See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                            1999            1998
                                                                            ----            ----
                                                                               (In Thousands)

Reconciliation of net earnings to net cash provided
   by operating activities:
     Net earnings                                                        $  3,828          3,607
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                        923            888
         Provision for loan losses                                            849            782
         Minority interests in net earnings of commercial bank
           subsidiaries                                                       181             97
         FHLB dividend reinvestment                                           (54)           (48)
         Loss (gain) on sale of premises and equipment                         10            (12)
         Gain on sale of securities                                          --               (8)
         Loss (gain) on sale of other real estate                              (8)             8
         Decrease in loans held for sale                                    2,462            767
         Decrease in refundable income taxes                                  347            175
         Increase in deferred tax asset                                       (10)            (9)
         Increase in other assets, net                                       (122)          (248)
         Increase in interest receivable                                     (690)          (886)
         Decrease in taxes payable                                            (46)           (78)
         Increase in other liabilities                                        555            183
         Increase (decrease) in interest payable                              (80)           151
                                                                         --------         ------
                 Total adjustments                                          4,317          1,762
                                                                         --------         ------

                 Net cash provided by operating activities               $  8,145          5,369
                                                                         ========         ======
Supplemental schedule of non-cash activities:

   Unrealized gain (loss) in values of securities
     available-for-sale, net of income tax benefit
     of $1,052,000 and income tax expense of $76,000
     for the nine months ended September 30, 1999
     and 1998, respectively.                                             $ (1,717)           120
                                                                         ========         ======

   Non-cash transfers from loans to other real estate                    $    331            106
                                                                         ========         ======




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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, and the results of operations for the three months and nine months ended September 30, 1999 and 1998, comprehensive earnings for the three months and nine months ended September 30, 1999 and 1998 and changes in cash flows for the nine months ended September 30, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1998 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:


                                                                 Nine Months Ended
                                                                   September 30,
                                                           --------------------------
                                                               1999           1998
                                                               ----           ----
                                                                  (In Thousands)

       Balance, January 1, 1999 and 1998, respectively     $     3,244         2,890
       Add (deduct):
         Losses charged to allowance                              (452)         (421)
         Recoveries credited to allowance                           73            43
         Provision for loan losses                                 849           782
                                                           -----------    ----------
       Balance, September 30, 1999 and 1998, respectively  $     3,714         3,294
                                                           ===========    ==========


STOCK SPLIT

The Company's Board of Directors voted a 1 for 3 stock split for stockholders of record as of October 1, 1999. The split will have no impact on the total capital of the Company.

STOCK OPTION PLAN

On April 13, 1999, the Company's stockholders approved the 1999 Stock Option Plan. Options totaling 36,250 with an option price of $40.75 per share have been granted to executive officers and employees of the Bank. On a post stock split basis there are 48,313 options outstanding at an exercise price of $30.56 per share.

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

              In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to sudden adverse interest rate changes, inadequate allowance for loan losses, loss of key personnel and interruptions in operations caused by the Year 2000 problem. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

RESULTS OF OPERATIONS

              Net earnings increased 6.1% to $3,828,000 for the nine months ended September 30, 1999 from $3,607,000 in the first nine months of 1998. Net earnings were $1,313,000 for the quarter ended September 30, 1999, an increase of $89,000 or 7.3% from $1,224,000 for the three months ended September 30, 1998 and a decrease of $54,000 or 4.0% over the quarter ended June 30, 1999. The increase in net earnings during the nine months ending September 30, 1999 was primarily due to a 20.5% increase in net interest income and a 6.0% increase in non-interest income which was partially offset by a 23.6% increase in non-interest expenses.

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $3,332,000 or 14.4% during the nine months ended September 30, 1999 as compared to the same period in 1998. The increase in total interest income was $1,030,000 or 12.8% for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 and $218,000 or 2.5% over the second quarter of 1999. The increase in 1999 was primarily attributable to an

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME, CONTINUED

increase in average earning assets of $68,678,000 to $427,211,000 at September 30, 1999 from $358,533,000 at September 30, 1998. The ratio of average earning assets to total average assets was 90.5%, 91.1% and 92.6% for the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999, respectively.

              Interest expense increased $1,016,000 or 8.6% for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase was $240,000 or 5.8% for the three months ended September 30, 1999 as compared to the same period in 1998. Interest expense increased $144,000 or 3.4% for the quarter ended September 30, 1999 over the second quarter of 1999. The overall increase in total interest expense for the first nine months of 1999 was primarily attributable to an increase in weighted average interest-bearing liabilities.

              The foregoing resulted in an increase in net interest income of $2,316,000 or 20.5% for the first nine months of 1999 as compared to the same period in 1998. The increase was $790,000 or 20.3% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 and an increase of $74,000 or 1.6% when compared to the second quarter of 1999.

PROVISION FOR POSSIBLE LOAN LOSSES

              The provision for possible loan losses was $849,000 and $782,000 for the first nine months of 1999 and 1998, respectively. The provision for possible loan losses during the three month periods ended September 30, 1999 and 1998 was $258,000 and $270,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $3,714,000, an increase of 14.5% from $3,244,000 at December 31, 1998. The allowance for possible loan losses as a percentage of total outstanding loans was 1.1% at September 30, 1999 and December 31, 1998, respectively.

              The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at September 30, 1999 to be adequate.

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, security gains, gain on sale of fixed assets and gain on sale of other real estate. Total non-interest income for the nine months ended September 30, 1999 increased by 6.0% to $3,389,000 from $3,196,000 for the same period in 1998. The increase was $60,000 or 5.5% during the quarter ended September 30, 1999 compared to the third quarter in 1998 and the decrease was $71,000 or 5.8% over the quarter ended June 30, 1999. The overall increase in non-interest income was due primarily to increases in service charges on deposit accounts and other fees and

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST INCOME, CONTINUED

commissions. Service charges on deposit accounts totaled $1,520,000 and $1,231,000 during the nine months ended September 30, 1999 and 1998, respectively, an increase of $289,000 or 23.5%. Service charges on deposit accounts totaled $548,000 and $447,000 during the quarters ended September 30, 1999 and 1998, respectively, an increase of $101,000 or 22.6%. Other fees and commissions increased $64,000 or 5.6% during the nine months ended September 30, 1999 compared to the same period in 1998. Other fees and commissions increased $35,000 or 9.3% during the quarter ended September 30, 1999 compared to the same period in 1998.

NON-INTEREST EXPENSE

              Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses, other operating expenses, loss on sale of fixed assets and minority interest in net earnings of subsidiaries. Total non-interest expense increased $1,938,000 or 23.6% during the first nine months of 1999 compared to the same period in 1998. The increase for the quarter ended September 30, 1999 was $660,000 or 23.3% as compared to the comparable quarter in 1998 and $52,000 or 1.5% as compared to the second quarter of 1999. The increase in non-interest expense was attributable primarily to increases in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company's expanded operations. The number of employees increased to 195 at September 30, 1999, an increase from 188 at September 30, 1998. The increase in occupancy expenses was also due to the Company's expanded operations. Other operating expenses for the nine months ended September 30, 1999 increased to $2,421,000 from $2,027,000 for the comparable period in 1998. Other operating expenses increased $107,000 or 15.3% during the quarter ended September 30, 1999 as compared to the same period in 1998. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $2,192,000 for the nine months ended September 30, 1999, an increase of $283,000 as compared to the comparable period in 1998. Income tax expense was $775,000 for the quarter ended September 30, 1999, an increase of $113,000 over the same period in 1998. The percentage of income tax expense to net income before taxes was 36.4% and 34.6% for the nine months ended September 30, 1999 and 1998, respectively and 37.1% and 35.1% for the quarters ended September 30, 1999 and 1998, respectively. The percentage of income tax expense to net income before tax was 36.0% for the second quarter of 1999. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 2.2% for the nine months ended September 30, 1999 compared to 3.5% for the nine months ended September 30, 1998.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

              The Company's total assets increased 8.6% to $469,021,000 during the nine months ended September 30, 1999 from $431,975,000 at December 31, 1998. Total assets increased $7,706,000 or 1.7%, $9,431,000 or 2.1% and $19,909,000 or
4.6% during the three month periods ended September 30, 1999, June 30, 1999 and March 31, 1999, respectively. Loans, net of allowance for possible loan losses totaled $339,932,000 at September 30, 1999 or a 16.1% increase compared to $292,686,000 at December 31, 1998. Net loans increased $17,762,000 or 5.5%,
$18,230,000 or 6.0% and $11,254,000 or 3.8% during the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999, respectively. These increases were primarily due to the continued favorable interest rate environment which motivated the refinancing of mortgages and the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $11,620,000 or 15.8% to $85,208,000 at September 30, 1999 from $73,588,000 at December 31, 1998. Securities increased $1,308,000 or 1.6% during the three months ended September 30, 1999. The increase in securities included a net unrealized loss of $1,717,000 during the nine month period ending September 30, 1999. Federal funds sold decreased $19,013,000 to $5,963,000 at September 30, 1999 from $24,976,000 at December 31, 1998.

              Total liabilities increased by 8.7% to $437,810,000 for the nine months ended September 30, 1999 compared to $402,710,000 at December 31, 1998. The increase by quarter totaled $7,103,000 or 1.6%, $8,892,000 or 2.1% and $19,105,000 or 4.7% during the quarters ended September 30, 1999, June 30, 1999 and March 31, 1999, respectively. These increases were composed primarily of a $30,482,000 or 7.8% increase in total deposits and an increase of $4,189,000 or 57.7% in securities sold under repurchase agreements during the nine months ended September 30, 1999.

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company's first mortgage single family residential, consumer and credit card loans, which total approximately $154,996,000, $51,487,000 and $1,747,000, respectively at September 30, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 1999, the Company had nonaccrual loans totaling $120,000 as compared to $223,000 at December 31, 1998.

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

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 1999, the Company had no loans that have had the terms modified in a troubled debt restructuring.

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              Impaired loans and related allowance for loan loss amounts at September 30, 1999 and December 31, 1998 were as follows:


                                                         September 30, 1999        December 31, 1998
                                                       ----------------------  ------------------------
                                                                   Allowance                  Allowance
                                                       Recorded       for       Recorded        for
                         (In Thousands)               Investment   Loan Loss   Investment     Loan Loss
                                                      ----------   ---------   ----------     ---------

              Impaired loans with allowance for
                loan loss                              $   --          --             241          156
              Impaired loans with no allowance for
                loan loss                                  --          --             --           --
                                                       --------     -------     ---------     --------
                                                       $   --          --             241          156
                                                       ========     =======     =========     ========


              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the year ended December 31, 1998 was $219,000. There was no interest income recognized on these loans during 1998.

              The following schedule details selected information as to non-performing loans of the Company at September 30, 1999:


                                                                         September 30, 1999
                                                                    --------------------------
                                                                      Past Due
                                                                      90 Days     Non-Accrual
                                                                      -------     -----------
                                                                          (In Thousands)

              Real estate loans                                     $       134         --
              Installment loans                                             240          120
              Commercial, financial and agricultural
                loans                                                        20         --
                                                                    -----------    ---------
                                                                    $       394          120
                                                                    ===========    =========

              Renegotiated loans                                    $      --           --
                                                                    ============   =========


              Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 1999 totaled $514,000, a decrease of 34.0% from $779,000 at December 31, 1998. During the three months ended September 30, 1999, non-performing loans decreased $371,000 or 41.9% from $885,000 at June 30, 1999.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              At September 30, 1999, loans totaling $797,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans, $475,000 are real estate and $322,000 are personal. The collateral values securing these loans total approximately $910,000, ($664,000 related to real property and $246,000 related to personal loans). The internally classified loans have decreased $806,000 or 50.3% from $1,603,000 at December 31, 1998. Internally classified real estate loans decreased $711,000 and personal loans decreased $95,000 from December 31, 1998 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 1999, the Company's liquid assets totaled $41,472,000.

              The Company's primary source of liquidity is its core deposit base. In addition, loan payments, investment security maturities and short-term borrowings provide a secondary source.

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

              The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $4.4 million mature or will be subject to rate adjustments within the next twelve months.

              A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1999 loans of approximately $216.3 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND ASSET MANAGEMENT, CONTINUED

              As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $79.7 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

              Capital. At September 30, 1999, total stockholders' equity was $31,211,000 or 6.7% of total assets, which compares with $29,265,000 or 6.8% of total assets at December 31, 1998. The dollar increase in stockholders' equity during the nine months ended September 30, 1999 results from the Company's net income of $3,828,000, the net effect of a $1,717,000 unrealized loss on investment securities net of applicable income taxes, less cash dividends declared of $1,447,000, of which $1,282,000 was reinvested under the Company's dividend reinvestment plan.

              The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and its subsidiary banks have none, and a part of the allowance for possible loans losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines requires the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 1999 the Company's total risk-based capital ratio was 12.0% and its Tier I risk-based capital ratio was approximately 10.9% compared to ratios of 12.3% and 11.2%, respectively at December 31, 1998. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 1999, the Company had a leverage ratio of 7.7%, compared to 7.8% at December 31, 1998.

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

              The purpose of the Y2K committee is to assess, test and correct the Company's hardware, software and equipment to ensure these systems operate properly in the Year 2000. The Committee has substantially completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the Year 2000 and has remedied the problem with the replacement of hardware that is compliant. As of September 30, 1999 the Y2K committee has determined that substantially all of the Company's systems will operate properly in the Year 2000.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000, CONTINUED

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

              Customer awareness of the Company's Y2K readiness is critical. The steps taken by the Company to prepare for the Year 2000 will continue to be shared with customers through Quarterly Newsletters, statement stuffers and the Y2K training of employees. The Company believes customers must have a high confidence level in the Company at the end of 1999 to avoid mass withdrawals of funds from the Company. The Company is working toward a comprehensive customer awareness program during the 1999 year.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000, CONTINUED

              Based on the Company's current estimates, the Company has allocated $250,000 in its 1999 budget to fund testing and replacement costs. Included in the Company's cost estimates are the cost of replacing hardware and software of approximately $100,000, which will be capitalized and amortized over their estimated useful lives. The remaining costs are expensed as incurred. These projected costs are based upon management's best estimates, which are derived utilizing numerous assumptions of future events. As of September 30, 1999, the costs that have been incurred on the Year 2000 issue is the cost of testing the operating system of $30,000 plus the cost of testing the personal computers of $2,500. The cost of renovations has been minimal because there have not been any major renovations, upgrades or software conversions needed. The personnel cost continues to be one of the more costly aspects of the Y2K project. The current personnel cost to date is approximately $105,000. The personnel cost have been expensed through the regular salary structure. The cost expected to be incurred the remaining portion of the year will be used to promote the Customer Awareness program.

              The Company believes that the reasonably likely worse case scenario that could occur as a result of the Year 2000 issue is loss of electricity and telephone services. Deposit, withdrawal, and other transaction processing for customers of the subsidiary banks depends directly on the Company's information technology systems and also on use of electricity as well as telephone services. While the Company believes its own systems to be Y2K ready, loss of power could significantly delay the subsidiary banks' ability to adequately process bank and customer transactions, thus adversely impacting the Company's operations. The Company has purchased a generator to help with this potential problem. In addition, the Company has developed a contingency plan to address the possibility of power outages and telephone service disruption, as well as all other operational impairments identified that could occur as a result of the Y2K problem.

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

YEAR 2000, CONTINUED

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

              There have been no material changes in reported market risks during the nine months ended September 30, 1999.

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

            None

ITEM 5.  OTHER INFORMATION

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at September 30, 1999 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 1999.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WILSON BANK HOLDING COMPANY
                                         --------------------------------------
                                                     (Registrant)




DATE:    November 8, 1999                /s/ Randall Clemons
       ----------------------            --------------------------------------
                                         Randall Clemons
                                         President and Chief Executive Officer



DATE:    November 8, 1999                /s/ Becky Taylor
       ----------------------            --------------------------------------
                                         Becky Taylor
                                         Sr. Vice President & Cashier