Form 10-K
period 1999-12-31
WILSON BANK HOLDING CO
filed 2000-03-29
CIK 885275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
Commission file number 0-10402

                           WILSON BANK HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

                   Tennessee                                                                   62-1497076
         (State or other jurisdiction                                           (I.R.S. Employer Identification Number)
         of incorporation or organization)

         623 West Main Street
         Lebanon, Tennessee                                                                       37087
         (Address of principal executive offices)                                              (Zip Code)

         Registrant's telephone number, including area code:
         (615) 444-2265
         Securities registered pursuant to Section 12(b) of the Act:
         None

         Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $2.00 PAR VALUE PER SHARE
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2000, was approximately $54,274,112. The market value calculation was determined using $32.00 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 1, 2000 were 1,985,242.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K          Documents from which portions are incorporated by
                           reference

Part II Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Items 5, 6, 7, and 8.

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 11, 2000 are incorporated by reference into Items 10, 11, 12 and 13.

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

All of the Company's banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, DeKalb Community Bank ("DCB") and Community Bank of Smith County ("CBSC"). The Bank on December 31, 1999 had eight full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee and one full service banking office in eastern Davidson County. DCB had two full service banking offices in DeKalb County, one office located in Smithville, Tennessee and one office located in Alexandria, Tennessee. CBSC had one office located in Carthage, Smith County, Tennessee. DCB began operations in April 1996 and CBSC in December 1996. As of December 31, 1999, revenues and expenses of DCB and CBSC, have not had a material effect on the earnings of the Company. On October 1, 1999, the Company stopped transacting new business through its wholly-owned subsidiary Hometown Finance, Inc. (the "Finance Company"). The loans made by the Finance Company, while still assets of the Finance Company, are currently being collected by the Company. Additionally, all of the employees of the Finance Company are currently employees of the Company.

The Company's principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank's branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee (which opened on December 5, 1998); the Wal-Mart Super Center, Lebanon, Tennessee; and 4736 Andrew Jackson Parkway in Hermitage, Tennessee. Management believes that Wilson County and Trousdale County offer an environment for continued banking growth in the Company's target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.

The Bank was organized in 1987 to provide Wilson County a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service oriented banking services to its targeted market. For the year ended December 31, 1999, the Company reported net earnings of approximately $4.9 million and had total assets of approximately $495.2 million.

DeKalb County Bank was organized and began operations as a de novo state chartered bank in 1996. DCB is 50% owned by the Company and 50% owned by residents of DeKalb County. DCB operates two full service branches, one in Smithville and one in Alexandria, Tennessee. DCB is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956.

Management believes that DeKalb County offers an environment for continued growth since it is geographically close to Wilson County and two locally-owned banks in DeKalb County were acquired by larger banks in 1998. DCB offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. DCB does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of DCB. Furthermore, no concentration of loans exists within a single industry or group of related industries.

Community Bank of Smith County was organized as a de novo state chartered bank in 1996. CBSC is 50% owned by the Company and 50% owned by residents of Smith County. CBSC is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956. Management believes that Smith County offers an environment for continued growth since it is contiguous to Wilson County and has only three other financial institutions. CBSC offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. CBSC does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of CBSC. Furthermore, no concentration of loans exists within a single industry or group of related industries.

FINANCIAL AND STATISTICAL INFORMATION

The Company's audited financial statements, selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999 filed as Exhibit 13 to this Form 10-K (the "1999 Annual Report"), are incorporated herein by reference.

REGULATION AND SUPERVISION

In addition to the information set forth herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in Item 7 hereof, further discusses recent banking legislation and regulation and should be reviewed in conjunction herewith.

The Company, the Bank, DCB and CBSC are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and is qualified in its entirety by reference to such statutes. Other state and federal legislation and regulations directly and indirectly affecting banks are likely to be enacted or implemented in the future; however, such legislation and regulations and their effect on the business of the Company and its subsidiaries cannot be predicted.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act") and is registered with the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to file annual reports with, and is subject to examination by, the Board. The Bank, DCB and CBSC are chartered under the laws of the state of Tennessee and are subject to the supervision of, and are regularly examined by, the Tennessee Department of Financial Institutions. The Bank, DCB and CBSC are also regularly examined by the Federal Deposit Insurance Corporation.

Under the Act, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board. In addition, bank holding companies are generally prohibited under the Act from engaging in non-banking activities, subject to certain exceptions and the recent modernization of the financial services industry in connection with the passing of the Gramm-Leach-Bliley Act of 1999. Under the Act, the Board is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

In November 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") became law. Under the GLB Act, a "financial holding company" may engage in activities the Board determines to be financial in nature or incidental to such financial activity or complementary to a financial activity and not a substantial risk to the safety and soundness of such depository institutions or the financial system. Generally, such companies may engage in a wide range of securities activities and insurance underwriting and agency activities.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning on June 1, 1997. In addition, on that date, the IBBEA authorized a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 1, 1997. Tennessee enacted interstate branching laws in response to the federal law which prohibit the establishment or acquisition in Tennessee by any bank of a branch office, branch bank or other branch facility in Tennessee except (i) a Tennessee-chartered bank, (ii) a national bank which has its main office in Tennessee or (iii) a bank which merges or consolidates with a Tennessee-chartered bank or national bank with its main office in Tennessee.

The Company, the Bank, DCB and CBSC are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act, respectively, on any extensions of credit to the bank holding company or its subsidiary banks, on investments in the stock or other securities of the bank holding company or its subsidiary banks, and on taking such stock or other securities as collateral for loans of any borrower.

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

The maximum permissible rates of interest on most commercial and consumer loans made by the Company's bank subsidiaries are governed by Tennessee's general usury law and the Tennessee Industrial Loan and Thrift Companies Act ("Industrial Loan Act"). Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is generally applicable to most of the loans made by the Company's bank subsidiaries in Tennessee, authorizes an interest rate of up to 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

COMPETITION

The banking industry is highly competitive. The Company, through its subsidiary banks, competes with national and state banks for deposits, loans, and trust and other services.

The Bank competes with much larger commercial banks in Wilson County, including four banks owned by regional multi-bank holding companies headquartered out of Tennessee and four banks owned by Tennessee multi-bank holding companies. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with two credit unions located in Wilson County.

DCB competes with much larger commercial banks in DeKalb County, including two banks owned by Tennessee multi-bank holding companies. While these institutions enjoy existing depositor relationships and greater financial resources than DCB and can be expected to offer a wider range of banking services, it is believed that DCB can expect to attract customers since it is locally owned and most loan and management decisions will be made at the local level. In addition, the Bank competes with one commercial bank headquartered in DeKalb County.

CBSC competes with three commercial banks in or near Smith County, including two banks based in Smith County and one based in an adjacent county. These institutions enjoy existing depositor relationships; however, the Company believes that CBSC can be expected to offer a wider range of banking services at CBSC through its financial resources as well as programs offered by other subsidiaries of the Company.

Given the competitive market place, the Company makes no predictions as to how its relative position will change in the future.

MONETARY POLICIES

The results of operations of the Bank, the Company and the Company's other bank subsidiaries are affected by the policies of the regulatory authorities, particularly the Board. An important function of the Board is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements relating to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans and paid for deposits. Policies of the regulatory agencies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The effect of such policies upon the future business and results of operations of the Company, the Bank, DCB and CBSC cannot be predicted with accuracy.

EMPLOYMENT

As of March 20, 2000, the Company and its subsidiaries collectively employed 193 full-time equivalent employees and 22 part-time employees. Additional personnel will be hired as needed to meet future growth.

YEAR 2000

Many currently installed computer systems, software programs, and embedded data chips are programmed using a 2-digit date field and are therefore unable to distinguish dates beyond the 20th century. A failure to identify and correct any mission-critical internal or third party year 2000 processing problem could have a material adverse operational or financial consequence to the Company.

The Company established a Year 2000 Committee that, together with external consultants, developed a process for addressing the year 2000 issue including performing an inventory, an assessment, remediation procedures (to the extent necessary) and testing procedures of all mission-critical information systems and equipment and machinery that contain embedded technology, as well as obtaining assurances from all mission-critical third parties as to their own year 2000 preparedness. As of the date hereof, all of the Company's mission-critical systems have been successfully tested for year 2000 compliance and the Company has not experienced any significant year 2000 problems with its own mission-critical systems or any mission-critical third parties. Although the Company has not experienced any significant year 2000 problems to date, it plans to continue to monitor the situation closely.

The Company cannot be sure that it will be completely successful in its efforts to address the year 2000 issue or that problems arising from the year 2000 issue will not cause a material adverse effect on its operating results or financial condition. The Company believes, however, that its most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with its internal systems. The Company is limited in its efforts to address the year 2000 issue as it relates to third parties and relies solely on the assurance of these third parties as to their year 2000 preparedness.

For further information on Year 2000, please refer to "Year 2000 Issues" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20 of the Company's 1999 Annual Report, which is incorporated herein by reference.

STATISTICAL INFORMATION REQUIRED BY GUIDE 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis sections in the Company's 1999 Annual Report. Certain information not contained in the Company's 1999 Annual Report, but required by Guide 3, is contained in the tables immediately following:



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



I.       Distribution of Assets, Liabilities and Stockholders' Equity:
         Interest Rate and Interest Differential

         The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

         The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

         In this Schedule "change due to volume" is the change in volume multiplied by the interest rate for the prior year. "Change due to rate" is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the "change due to rate" category.

         Non-accrual loans have been included in the loan category. Loan fees of $394,000, $488,000 and $271,000 for 1999, 1998 and 1997, respectively, are included in loan income and represent an adjustment of the yield on these loans.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999






                                                                 IN THOUSANDS, EXCEPT INTEREST RATES
                                 ------------------------------------------------------------------------------------------------
                                              1999                               1998                     1999/1998 CHANGE
                                 --------------------------------   -----------------------------  ------------------------------
                                   Average     Interest   Income/    Average  Interest   Income/    Due to   Due to
                                   Balance      Rate      Expense    Balance    Rate     Expense    Volume    Rate       Total
                                 ---------------------------------  -----------------------------  ------------------------------

Loans, net of unearned interest   $ 326,396     8.87%     28,937     263,605    9.40%    24,790     5,902    (1,755)      4,147

Investment securities - taxable      66,096     6.61       4,371      52,371    6.64      3,480       911       (20)        891

Investment securities -
   tax exempt                        15,758     5.27         830      20,356    5.53      1,126      (254)      (42)       (296)

Taxable equivalent adjustment          --       2.72         428        --      2.85        580      (131)      (21)       (152)
                                 -------------------------------    ---------------------------                         -------
       Total tax-exempt
        investment securities        15,758     7.99       1,258      20,356    8.38      1,706      (385)      (63)       (448)
                                 -------------------------------    ---------------------------                         -------

Total investment securities          81,854     6.88       5,629      72,727    7.13      5,186       651      (208)        443
                                 -------------------------------    ---------------------------                         -------

Loans held for sale                   2,270     5.64         128       3,534    6.20        219       (78)      (13)        (91)

Federal funds sold                   20,151     4.60         927      26,113    5.11      1,335      (305)     (103)       (408)
                                 -------------------------------    ---------------------------                         -------

       Total earning assets         430,671     8.27      35,621     365,979    8.62     31,530     5,576    (1,485)      4,091
                                 -------------------------------    ---------------------------                         -------

Cash and due from banks              13,019                           11,041

Allowance for possible loan
   losses                            (3,573)                          (3,170)

Bank premises and equipment          15,274                           13,110

Other assets                          6,612                            4,856
                                 ------------                       -----------

       Total assets               $ 462,003                          391,816
                                 ============                       ===========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999






                                                                 IN THOUSANDS, EXCEPT INTEREST RATES
                               ---------------------------------------------------------------------------------------------------
                                            1999                               1998                         1999/1998 CHANGE
                               -----------------------------    ------------------------------      ------------------------------
                               Average    Interest  Income/      Average    Interest   Income/      Due to      Due to
                               Balance     Rate     Expense      Balance      Rate     Expense      Volume       Rate      Total
                               -----------------------------    ------------------------------      ------------------------------
Deposits:
  Negotiable order of
    withdrawal accounts        $ 25,287     1.61%       406        21,821     1.94%        423           67        (84)       (17)
  Money market demand
    accounts                     89,737     3.47      3,117        72,828     3.79       2,758          640       (281)       359
  Individual retirement
    accounts                     19,444     5.46      1,061        16,530     5.68         939          165        (43)       122
  Other savings deposits         20,867     4.07        850        18,225     4.57         833          121       (104)        17
  Certificates of deposit
    $100,000 and over            80,567     5.34      4,301        66,993     5.82       3,902          790       (391)       399
  Certificates of deposit
    under $100,000              135,085     5.41      7,312       117,296     5.76       6,760        1,025       (473)       552
                               ------------------------------    -------------------------------                          ---------
      Total interest-bearing
        deposits                370,987     4.60     17,047       313,693     4.98      15,615        2,853     (1,421)     1,432

  Demand                         44,246       --         --        36,513      --         --                                  --
                               ------------------------------    -------------------------------                          ---------
      Total deposits            415,233     4.11     17,047       350,206     4.46      15,615        2,900     (1,468)     1,432
                               ------------------------------    -------------------------------                          ---------

Securities sold under
  repurchase agreements           9,374     4.35        408         8,503     4.54         386           39        (17)        22
Federal funds purchased              48     4.17          2            54     3.70           2           --         --         --
                               ------------------------------    -------------------------------                          ---------
      Total deposits and
        borrowed funds          424,655     4.11     17,457       358,763     4.46      16,003        2,939      1,485      1,454
                               ------------------------------    -------------------------------                          ---------

Other liabilities                 6,788                             6,118

Stockholders' equity             30,560                            26,935
                               --------                          --------
      Total liabilities and
        stockholders' equity   $462,003                           391,816
                               ========                          ========

Net interest income                                  18,164                             15,527
                                                     ======                             ======
Net yield on earning assets                 4.22%                             4.24%
                                            ====                              ====
Net interest spread                         4.16%                             4.16%
                                            ====                              ====

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999






                                                                  IN THOUSANDS, EXCEPT INTEREST RATES
                                 ---------------------------------------------------------------------------------------------------
                                              1998                              1997                        1998/1997 CHANGE
                                 --------------------------------  --------------------------------  -------------------------------
                                   Average    Interest  Income/     Average    Interest   Income/     Due to      Due to
                                   Balance     Rate     Expense     Balance      Rate     Expense     Volume       Rate      Total
                                 ----------   --------  -------    ---------   --------  --------    --------    --------   --------

Loans, net of unearned interest  $263,605     9.40%    24,790      215,073     9.52%     20,466       4,620       (296)     4,324

Investment securities - taxable    52,371     6.64      3,480       38,609     6.36       2,457         875        148      1,023

Investment securities -
   tax exempt                      20,356     5.53      1,126       20,346     5.73       1,166           1        (41)       (40)

Taxable equivalent adjustment        --       2.85        580         --       2.95         600          --        (20)       (20)
                                 ------------------------------    ------------------------------                          --------
       Total tax-exempt
        investment securities      20,356     8.38      1,706       20,346     8.68       1,766           1        (61)       (60)
                                 ------------------------------    ------------------------------                          --------

Total investment securities        72,727     7.13      5,186       58,955     7.16       4,223         986        (23)       963
                                 ------------------------------    ------------------------------                          --------

Loans held for sale                 3,534     6.20        219        2,062     5.38         111          79         29        108

Federal funds sold                 26,113     5.11      1,335       18,356     5.13         941         398         (4)       394
                                 ------------------------------    ------------------------------                          --------

       Total earning assets       365,979     8.62     31,530      294,446     8.74      25,741       6,252       (463)     5,789
                                 ------------------------------    ------------------------------                          --------

Cash and due from banks            11,041                            8,943

Allowance for possible loan
   losses                          (3,170)                          (2,730)

Bank premises and equipment        13,110                           10,855

Other assets                        4,856                            4,113
                                 ----------                        ---------

       Total assets              $391,816                          315,627
                                 ==========                        =========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999






                                                                 IN THOUSANDS, EXCEPT INTEREST RATES
                               ---------------------------------------------------------------------------------------------------
                                            1998                              1997                       1998/1997 CHANGE
                               --------------------------------  -------------------------------- --------------------------------
                                Average    Interest  Income/     Average    Interest   Income/    Due to      Due to
                                Balance     Rate     Expense     Balance      Rate     Expense    Volume       Rate      Total
                               -----------------------------     -----------------------------    --------------------------------
Deposits:
  Negotiable order of
    withdrawal accounts        $ 21,821     1.94%       423       23,232     2.22%        515        (31)       (61)       (92)
  Money market demand
    accounts                     72,828     3.79      2,758       54,222     3.82       2,069        711         22        689
  Individual retirement          16,530     5.68        939       13,765     5.72         787        159          7        152
    accounts
  Other savings deposits         18,225     4.57        833       12,766     4.57         583        250         --        250
  Certificates of deposit
    $100,000 and over            66,993     5.82      3,902       51,315     5.76       2,957        903         42        945
  Certificates of deposit
    under $100,000              117,296     5.76      6,760       95,813     5.65       5,411      1,214        135      1,349
                               ----------------------------      ----------------------------                           --------
       Total interest-bearing
        deposits                313,693     4.98     15,615      251,113     4.91      12,322      3,073        220      3,293

  Demand                         36,513      --        --         28,865       --        --                                --
                               ----------------------------      ----------------------------                           --------
       Total deposits           350,206     4.46     15,615      279,978     4.40      12,322      3,090        203      3,293
                               ----------------------------      ----------------------------                           --------
Securities sold under
  repurchase agreements           8,503     4.54        386        7,326     4.82         353         57        (24)        33
Federal funds purchased              54     3.70          2          --        --        --            2         --          2
                               ----------------------------      ----------------------------                           --------
       Total deposits and
        borrowed funds          358,763     4.46     16,003      287,304     4.41      12,675      3,151        177      3,328
                               ----------------------------      ----------------------------                           --------

Other liabilities                 6,118                            5,458

Stockholders' equity             26,935                           22,865
                               --------                           ------
       Total liabilities and
        stockholders' equity   $391,816                          315,627
                               ========                          =======


Net interest income                                  15,527                            13,066
                                                    =========                        ========

Net yield on earning assets                 4.24%                            4.44%
                                            ====                             ====

Net interest spread                         4.16%                            4.33%
                                            ====                             ====

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



II.      Investment Portfolio:

         A.     Securities at December 31, 1999 consist of the following:

                                                                        SECURITIES HELD-TO-MATURITY
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost             Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------
                Obligations of state and
                   political subdivisions            $    13,398                59              298            13,159
                Mortgage-backed securities                 3,339                14               37             3,316
                                                     -------------     -------------    -------------     -------------

                                                     $    16,737                73              335            16,475
                                                     =============     =============    =============     =============


                                                                       SECURITIES AVAILABLE-FOR-SALE
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost             Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------
                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                  $    66,859                 1            2,882            63,978
                Obligations of state and
                   political subdivisions                  2,232                13                8             2,237
                Mortgage-backed securities                   840                 2               14               828
                                                     -------------     -------------    -------------     -------------

                                                     $    69,931                16            2,904            67,043
                                                     =============     =============    =============     =============

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



II.      Investment Portfolio, Continued:

         A.     Continued

                Investment securities at December 31, 1998 consist of the following:

                                                                        SECURITIES HELD-TO-MATURITY
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost             Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------
                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                  $     1,097                 7               --             1,104
                Obligations of state and
                   political subdivisions                 15,202               479               --            15,681
                Mortgage-backed securities                 4,109                15               39             4,085
                                                     -------------     -------------    -------------     -------------

                                                     $    20,408               501               39            20,870
                                                     =============     =============    =============     =============


                                                                       SECURITIES AVAILABLE-FOR-SALE
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost             Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------
                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                  $    49,189               283               43            49,429
                Obligations of state and
                   political subdivisions                  2,732                91               --             2,823
                Mortgage-backed securities                   922                 7                1               928
                                                     -------------     -------------    -------------     -------------

                                                     $    52,843               381               44            53,180
                                                     =============     =============    =============     =============

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



II.      Investment Portfolio, Continued:

         B. The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 1999.

                                                                                       Estimated          Weighted
                                                                     Amortized          Market             Average
                Held-To-Maturity Securities                             Cost             Value             Yields
                                                                    -------------    --------------    ----------------
                                                                              (In Thousands, Except Yields)
                U.S. Treasury and other U.S. Government
                   agencies and corporations, including
                   mortgage-backed securities:
                     Less than one year                             $        147             147                6.10%
                     One to five years                                         4               4               10.00
                     Five to ten years                                     2,487           2,461                7.04
                     More than ten years                                     701             704                6.31
                                                                    -------------    --------------    ----------------
                         Total securities of U.S. Treasury
                           and other U.S. Government
                           agencies and corporations                       3,339           3,316                6.85
                                                                    -------------    --------------    ----------------

                Obligations of states and political subdivisions*:
                     Less than one year                                    1,521           1,527                8.56
                     One to five years                                     3,228           3,252                6.40
                     Five to ten years                                     4,503           4,444                6.41
                     More than ten years                                   4,146           3,936                5.67
                                                                    -------------    --------------    ----------------
                         Total obligations of states and
                           political subdivisions                         13,398          13,159                6.42
                                                                    -------------    --------------    ----------------

                         Total investment securities                $     16,737          16,475                6.51%
                                                                    =============    ==============    ================


* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



II.      Investment Portfolio, Continued:

         B.     Continued

                                                                                       Estimated          Weighted
                                                                     Amortized          Market             Average
                Available-For-Sale Securities                           Cost             Value             Yields
                                                                    -------------    --------------    ----------------
                                                                              (In Thousands, Except Yields)
                U.S. Treasury and other U.S. Government
                   agencies and corporations, including
                   mortgage-backed securities:
                     Less than one year                             $      2,596           2,589                5.89%
                     One to five years                                     6,600           6,451                6.61
                     Five to ten years                                    50,952          48,520                6.37
                     More than ten years                                   6,396           6,091                7.10
                                                                    -------------    --------------    ----------------
                         Total securities of U.S. Treasury
                           and other U.S. Government
                           agencies and corporations                      66,544          63,651                6.39
                                                                    -------------    --------------    ----------------

                Obligations of states and political subdivisions*:
                     Less than one year                                      577             581                6.98
                     One to five years                                       989             986                4.71
                     Five to ten years                                       467             472                5.50
                     More than ten years                                     199             198                5.62
                                                                    -------------    --------------    ----------------
                         Total obligations of states and
                           political subdivisions                          2,232           2,237                5.54
                                                                    -------------    --------------    ----------------

                Other:
                   Federal Home Loan Bank stock                            1,155           1,155                6.91
                                                                    -------------    --------------    ----------------

                         Total investment securities                $     69,931          67,043                6.38%
                                                                    =============    ==============    ================


* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 1999



III.     Loan Portfolio:

         A.     Loan Types

                The following schedule details the loans of the Company at December 31, 1999, 1998, 1997, 1996 and 1995.

                                                                              In Thousands
                                            ---------------------------------------------------------------------------------
                                                1999             1998             1997             1996             1995
                                            -------------    -------------    -------------    -------------    -------------
                Commercial, financial and
                   agricultural             $   121,438          100,217           82,515           57,449           55,081
                Real estate - construction       27,184           21,809           18,159           16,828            9,022
                Real estate - mortgage          164,852          130,927          103,155           80,955           62,349
                Installment                      45,710           44,299           38,423           32,558           23,615
                                            -------------    -------------    -------------    -------------    -------------
                     Total loans                359,184          297,252          242,252          187,790          150,067

                Less unearned interest             (579)          (1,322)          (1,696)          (1,696)          (1,385)
                                            -------------    -------------    -------------    -------------    -------------

                     Total loans, net of
                      unearned interest         358,605          295,930          240,556          186,094          148,682

                Less allowance for
                possible loan losses             (3,847)          (3,244)          (2,890)          (2,452)          (1,944)
                                            -------------    -------------    -------------    -------------    -------------

                     Net loans              $   354,758          292,686          237,666          183,642          146,738
                                            =============    =============    =============    =============    =============

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



III.     Loan Portfolio, Continued:

         B.     Maturities and Sensitivities of Loans to Changes in Interest
                Rates

                The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1999.

                                                                        1 Year to
                                                      Less Than         Less Than         After 5
                                                        1 Year           5 Years           Years             Total
                                                     -------------     -------------    -------------     -------------
                Maturity Distribution:

                   Commercial, financial
                     and agricultural                $    63,808            35,480           22,150           121,438

                   Real estate - construction             25,754               159            1,271            27,184
                                                     -------------     -------------    -------------     -------------

                                                     $    89,562            35,639           23,421           148,622
                                                     =============     =============    =============     =============

                Interest-Rate Sensitivity:

                   Fixed interest rates              $    81,878            24,425            9,064           115,367

                   Floating or adjustable
                     interest rates                        7,684            11,214           14,357            33,255
                                                     -------------     -------------    -------------     -------------

                        Total commercial,
                          financial and
                          agricultural loans
                          plus real estate -
                          construction loans         $    89,562            35,639           23,421           148,622
                                                     =============     =============    =============     =============


*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



III.     Loan Portfolio, Continued:

         C.     Risk Elements

                The following schedule details selected information as to non-performing loans of the Company at December 31, 1999, 1998, 1997, 1996 and 1995.

                                                        In Thousands, Except Percentages
                                              -----------------------------------------------------
                                                1999         1998       1997       1996       1995
                                              --------     -------    -------    -------    -------
                Non-accrual loans:
                 Commercial, financial and
                   agricultural               $   --          --            1         24          4
                 Real estate -
                   construction                   --          --         --         --         --
                 Real estate - mortgage           --            25          6         59       --
                 Installment                        84         198        153        177        113
                 Lease financing
                   receivable                     --          --         --         --         --
                                              --------     -------    -------    -------    -------
                      Total non-accrual       $     84         223        160        260        117
                                              ========     =======    =======    =======    =======
                 Loans 90 days past due:
                 Commercial, financial and
                   agricultural               $   --          --           30         80          8
                 Real estate -
                   construction                   --          --         --         --         --
                 Real estate - mortgage            197         118         66        344       --
                 Installment                       225         438      1,123        370        163
                 Lease financing
                   receivable                     --          --         --         --         --
                                              --------     -------    -------    -------    -------
                     Total loans 90 days
                        past due              $    422         556      1,219        794        171
                                              ========     =======    =======    =======    =======

                Renegotiated loans:
                 Commercial, financial and
                   agricultural               $   --          --         --         --         --
                 Real estate -
                   construction                   --          --         --         --         --
                 Real estate - mortgage           --          --         --         --         --
                 Installment                      --          --         --         --         --
                 Lease financing
                   receivable                     --          --         --         --         --
                                              --------     -------    -------    -------    -------
                     Total renegotiated
                      loans past due          $   --          --         --         --         --
                                              ========     =======    =======    =======    =======

                Loans current - considered
                 uncollectible                $   --          --         --         --         --
                                              ========     =======    =======    =======    =======

                     Total non-performing
                      loans                   $    506         779      1,379      1,054        288
                                              ========     =======    =======    =======    =======

                     Total loans, net of
                      unearned interest       $358,605     295,930    240,556    186,094    148,682
                                              ========     =======    =======    =======    =======

                     Percent of total
                      loans outstanding,
                      net of unearned
                      interest                    0.14%       0.26       0.57       0.57        .19
                                              ========     =======    =======    =======    =======

                Other real estate             $    221         138         63       --         --
                                              ========     =======    =======    =======    =======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



III.     Loan Portfolio, Continued:

         C.     Risk Elements, Continued

                The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $84,000 at December 31, 1999, $223,000 at December 31, 1998, $160,000 at December 31,
                1997, $260,000 at December 31, 1996 and $117,000 at December 31,
                1995. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 1999 if the loans had been current totaled $8,000 as compared to $16,000 in 1998, $11,000 in 1997, $12,000 in 1996 and $7,000 in 1995. The
                amount of interest income recognized on total loans during 1999 totaled $28,937,000 as compared to $24,790,000 in 1998,
                $20,466,000 in 1997, $15,725,000 in 1996 and $12,763,000 in
                1995.

                At December 31, 1999, loans, which include the above, totaling $738,000 were included in the Company's internal classified loan list. Of these loans $388,000 are real estate and $350,000 are various other types of loans. The collateral values securing these loans total approximately $849,000, ($558,000 related to real property and $291,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                At December 31, 1999 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

                At December 31, 1999 and 1998 other real estate totaled $221,000 and $138,000, respectively.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



III.     Loan Portfolio, Continued:

         C.     Risk Elements, Continued

                There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1999 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



IV.      Summary of Loan Loss Experience:

         The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1999, 1998, 1997, 1996 and 1995 and the years then ended.

                                                        In Thousands, Except Percentages
                                       -----------------------------------------------------------------
                                           1999            1998         1997         1996         1995
                                         ---------       -------      -------      -------      -------
         Allowance for loan losses
          at beginning of period         $   3,244         2,890        2,452        1,944        1,556
                                         ---------       -------      -------      -------      -------

         Less:  net of loan
         charge-offs:
          Charge-offs:
            Commercial, financial and
             agricultural                     --            --           --             (1)         (87)
            Real estate construction          --            --           --           --           --
            Real estate - mortgage             (50)         (100)          (9)        --           --
            Installment                       (539)         (605)        (477)        (173)         (78)
            Lease financing                   --            --           --           --           --
                                         ---------       -------      -------      -------      -------
                                              (589)         (705)        (486)        (174)        (165)
                                         ---------       -------      -------      -------      -------

          Recoveries:
            Commercial, financial and
             agricultural                     --            --           --           --           --
            Real estate construction          --            --           --           --           --
            Real estate - mortgage            --               2         --           --           --
            Installment                         89            47           96           17           26
            Lease financing                   --            --           --           --           --
                                         ---------       -------      -------      -------      -------
                                                89            49           96           17          26
                                         ---------       -------      -------      -------      -------
               Net loan charge-offs           (500)         (656)        (390)        (157)        (139)
                                         ---------       -------      -------      -------      -------

         Provision for loan losses
          charged to expense                 1,103         1,010          828          665          527
                                         ---------       -------      -------      -------      -------

         Allowance for loan losses at
          end of period                  $   3,847         3,244        2,890        2,452        1,944
                                         =========       =======      =======      =======      =======


         Total loans, net of unearned
          interest, at end of year       $ 358,605       295,930      240,556      186,094      148,682
                                         =========       =======      =======      =======      =======

         Average total loans out-
          standing, net of unearned
          interest, during year          $ 326,396       263,605      215,073      165,807      134,552
                                         =========       =======      =======      =======      =======

         Net charge-offs as a
          percentage of average total
          loans outstanding, net of
          unearned interest, during
          year                                0.15%         0.25         0.18         0.09          .10
                                         =========       =======      =======      =======      =======

         Ending allowance for loan
          losses as a percentage of
          total loans outstanding net
          of unearned interest, at
          end of year                         1.07%         1.10         1.20         1.32         1.31
                                         =========       =======      =======      =======      =======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999

IV.      Summary of Loan Loss Experience, Continued:

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

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                December 31, 1999                         December 31, 1998
                                          -------------------------------          --------------------------------
                                                            Percent of                               Percent of
                                                             Loans In                                 Loans In
                                              In          Each Category                In           Each Category
                                           Thousands      To Total Loans            Thousands      To Total Loans
                                          ------------    ---------------          ------------    ----------------
                Commercial, financial
                and agricultural          $     463              33.8%             $     396              33.7%
                Real estate construction        232               7.6                    184               7.3
                Real estate mortgage          2,171              45.9                  1,785              44.1
                Installment                     981              12.7                    879              14.9
                                          ------------    ---------------          ------------    ----------------
                                          $   3,847             100.0%             $   3,244             100.0%
                                          ============    ===============          ============    ================

                                                December 31, 1997                         December 31, 1996
                                          -------------------------------          --------------------------------
                                                            Percent of                               Percent of
                                                             Loans In                                 Loans In
                                              In          Each Category                In           Each Category
                                           Thousands      To Total Loans            Thousands      To Total Loans
                                          ------------    ---------------          ------------    ----------------
                Commercial, financial
                and agricultural          $     483              34.1%             $     357              30.6%
                Real estate construction        249               7.5                    217               9.0
                Real estate mortgage          1,552              42.6                  1,348              43.1
                Installment                     606              15.8                    530              17.3
                                          ------------    ---------------          ------------    ----------------
                                          $   2,890             100.0%             $   2,452             100.0%
                                          ============    ===============          ============    ================


                                                December 31, 1995
                                          -------------------------------
                                                            Percent of
                                                             Loans In
                                              In          Each Category
                                           Thousands      To Total Loans
                                          ------------    ---------------
                Commercial, financial
                and agricultural          $     801              36.7%
                Real estate construction        283               6.0
                Real estate mortgage            566              41.5
                Installment                     294              15.8
                                          ------------    ---------------
                                          $   1,944             100.0%
                                          ============    ===============

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



V.       Deposits:

         The average amounts and average interest rates for deposits for 1999 and 1998 are detailed in the following schedule:

                                                                1999                                 1998
                                                  ---------------------------------    ---------------------------------
                                                     Average                              Average
                                                     Balance                              Balance
                                                  ---------------       Average        ---------------        Average
                                                   In Thousands          Rate           In Thousands           Rate
                                                  ---------------    --------------    ---------------     -------------
                Non-interest bearing deposits     $     44,246             -- %               36,513             -- %
                Negotiable order of
                   withdrawal accounts                  25,287            1.61%               21,821            1.94%
                Money market demand
                   accounts                             89,737            3.47%               72,828            3.79%
                Individual retirement
                   accounts                             19,444            5.46%               16,530            5.68%
                Other savings                           20,867            4.07%               18,225            4.57%
                Certificates of deposit
                   $100,000 and over                    80,567            5.34%               66,993            5.82%
                Certificates of deposit under
                   $100,000                            135,085            5.41%              117,296            5.76%
                                                  ---------------    --------------    ---------------     -------------

                                                  $    415,233            4.11%              350,206            4.46%
                                                  ===============    ==============    ===============     =============


         The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1999.

                                                                                       In Thousands
                                                                    ----------------------------------------------------
                                                                     Certificates        Individual
                                                                          of             Retirement
                                                                       Deposit            Accounts            Total
                                                                    ---------------    ---------------     -------------

                Less than three months                              $    27,977                  166            28,143

                Three to six months                                      24,110                1,004            25,114

                Six to twelve months                                     22,438                3,114            25,552

                More than twelve months                                  10,890                  923            11,813
                                                                    ---------------    ---------------     -------------

                                                                    $    85,415                5,207            90,622
                                                                    ===============    ===============     =============

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



VI.      Return on Equity and Assets:

         The following schedule details selected key ratios of the Company at December 31, 1999, 1998, and 1997.

                                                                         1999               1998               1997
                                                                    ---------------    ---------------     -------------

                Return on assets (1)                                      1.12%               1.18%             1.17%
                   (Net income divided by average total assets)

                Return on equity                                         16.04%              16.72%            16.02%
                   (Net income divided by average equity)

                Dividend payout ratio                                    29.76%              27.00%            28.43%
                   (Dividends declared per share divided by
                     net income per share) (2)

                Equity to asset ratio                                     6.61%               6.87%             7.24%
                   (Average equity divided by average total
                     assets)

                Leverage capital ratio                                    7.76%               7.78%             8.21%
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

         (1) Includes minority interest earnings of consolidated subsidiaries.

         (2) Per share data has been retroactively adjusted to reflect a 4 for 3 stock split which occurred effective September 30, 1999.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



VI.      Return on Equity and Assets, Continued:

         The following schedule details the Company's risk-based capital at December 31, 1999 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders' equity in the consolidated financial statements:

                                                                                            In Thousands
                                                                                          -----------------
                Tier I capital:
                   Stockholders' equity, excluding the net unrealized
                     loss on available-for-sale securities                                $      33,866

                   Add:  Minority interest (limited to 25% of Tier I
                         capital)                                                                 3,668
                                                                                          -----------------

                         Total Tier I capital                                                    37,534

                Total capital:
                   Allowable allowance for loan losses (limited to 1.25%
                     of risk-weighted assets)                                                     3,847
                                                                                          -----------------

                         Total capital                                                    $      41,381
                                                                                          =================

                Risk-weighted assets                                                      $     345,200
                                                                                          =================

                Risk-based capital ratios:
                   Tier I capital ratio                                                           10.87%
                                                                                          =================

                   Total risk-based capital ratio                                                 11.99%
                                                                                          =================

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 1999



VI.      Return on Equity and Assets, Continued:

         The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 1999, the Company and its subsidiary banks were in compliance with these requirements.

         The following schedule details the Company's interest rate sensitivity at December 31, 1999:

                                                                         Repricing Within
                                  -----------------------------------------------------------------------------------------------
         (In Thousands)                   Total         0-30 Days      31-90 Days     91-180 Days     181-365 Days    Over 1 Year
                                         --------       ---------      ----------     -----------     ------------    ------------
         Earning assets:
          Loans, net of
           unearned interest             $358,605        151,967         14,221          28,848         44,619        118,950
          Securities                       83,780          4,414          1,632           1,037          2,506         74,191
          Loans held for sale               1,835          1,835           --              --             --             --
          Federal funds sold               13,928         13,928           --              --             --             --
                                         --------       --------        -------        --------        -------        -------
                Total earning
                 assets                   458,148        172,144         15,853          29,885         47,125        193,141
                                         --------       --------        -------        --------        -------        -------

         Interest-bearing
          liabilities:
           Negotiable order
            of withdrawal
            accounts                       26,346         26,346           --              --             --             --
           Money market demand
            accounts                       99,456         99,456           --              --             --             --
           Individual retirement
            accounts                       20,774          6,197          1,284           2,800          5,643          4,850
           Other savings                   21,610         21,610           --              --             --             --
           Certificates of
            deposit,
            $100,000 and over              85,415          2,875         25,101          24,110         22,438         10,891
           Certificates of
            deposit,
            under $100,000                149,760          1,892         32,196          36,113         49,631         29,928
           Securities sold
            under repurchase
            agreements                      8,543          8,543           --              --             --             --
                                         --------       --------        -------        --------        -------        -------
                                          411,904        166,919         58,581          63,023         77,712         45,669
                                         --------       --------        -------        --------        -------        -------

         Interest-sensitivity
          gap                            $ 46,244          5,225        (42,728)        (33,138)       (30,587)       147,472
                                         ========       ========        =======        ========        =======        =======

         Cumulative gap                                    5,225         (37,503)       (70,641)      (101,228)        46,244
                                                        ========        =======        ========       ========        =======

         Interest-sensitivity
          gap as % of total assets                          1.06          (8.63)          (6.69)         (6.18)         29.78
                                                        ========        =======        ========        =======        =======

         Cumulative gap as %
          of total assets                                   1.06          (7.57)         (14.26)        (20.44)          9.34
                                                        ========        =======        ========        =======        =======


         The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has ten branch locations located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; and 4736 Andrew Jackson Parkway in Hermitage, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the new Castle Heights Office contains 2,400 square feet of space and the new Hartsville Office contains 8,000 square feet of space. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch expanded its office building with new office space opening December 6, 1998. The Gladeville branch now contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard and its space in the Wal-mart Supercenter, which are leased. The Bank also leases space at five locations within Wilson County where it maintains and operates automatic teller machines.

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

ITEM 3.  LEGAL PROCEEDINGS

There were no material legal proceedings pending at December 31, 1999, against the Company, the Bank, DCB or CBSC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information required by this item is contained under the heading "Wilson Bank Holding Company Common Stock Market Information" on page 60 of the Company's 1999 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item is contained under the heading "Wilson Bank Holding Company Financial Highlights (Unaudited)" on page 9 of the Company's 1999 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 10 through 20 of the Company's 1999 Annual Report and is incorporated herein by reference.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999.




                                               (DOLLARS IN THOUSANDS)
                                   EXPECTED MATURITY DATE - YEAR ENDING DECEMBER 31,
                            ----------------------------------------------------------------                               FAIR
                               2000              2001         2002          2003        2004      Thereafter     TOTAL     VALUE
EARNING ASSETS:

Loans, net of unearned
 interest:
  Variable rate             $    75,596         11,015       15,780        8,694        6,765       22,265      140,115   140,115
    Average interest rate          8.61%          8.35%        8.44%        8.44%        7.71%        7.72%        8.40%

  Fixed rate                    109,905         27,015       20,187       18,175       16,115       27,093      218,490   215,185
    Average interest rate          8.81%          8.59%        9.31%        8.28%        7.94%        7.79%        8.52%

Securities                        4,745          1,390        1,700        2,244        7,285       66,416       83,780    83,518
  Average interest rate            7.17%          6.32%        6.60%        7.41%        6.54%        6.70%        6.70%

Loans held for sale               1,835           --           --           --           --           --          1,835     1,835
  Average interest rate            5.64%          --           --           --           --           --           5.64%

Federal funds sold               13,928           --           --           --           --           --         13,928    13,928
  Average interest rate            4.60%          --           --           --           --           --           4.60%

Interest-bearing deposits       354,893         37,099       10,483          320          566         --        403,361   403,970
  Average interest rate            4.18%          5.63%        5.92%        5.87%        6.05%        --           4.29%

Short-term borrowings             8,543           --           --           --           --           --          8,543     8,543
  Average interest rate            4.35%          --           --           --           --           --           4.35%



ITEM 8.  FINANCIAL STATEMENTS

The consolidated financial statements and the independent auditors report of Maggart & Associates, P.C. required by this item are contained in pages 21 through 57 and on page 21, respectively, of the Company's 1999 Annual Report and are incorporated herein by reference.

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

         James Randall Clemons (47) - Mr. Clemons is President and Chief Executive Officer of the Company and the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

         Becky Taylor (55) - Ms. Taylor is the principal accounting officer of the Company and a Senior Vice-President and Cashier of the Bank. She has served as Vice President and Cashier of the Bank since May 1987 and as the principal accounting officer of the Company since its formation in March 1992. She has held her positions with the Bank since it commenced operations. From 1963 to 1987, Ms. Taylor was employed by Lebanon Bank, Lebanon, Tennessee, where her duties included Data Processing Coordinator, Auditor, Security Officer and Compliance Officer. Ms. Taylor held the title of Vice President and Cashier of Lebanon Bank.

         Elmer Richerson (47) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Mr. Richerson serves as an Executive Vice President and Senior Loan Officer of the Bank and oversees the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was appointed to serve on the Board of Directors of the Company as well.

         Larry Squires (47) - Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank's investment and brokerage center.

         Gary Whitaker (42) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President and most recently Senior Vice President. His principal duties include overseeing the Bank's lending function and loan operations.

         David Boudreaux (36) - Mr. Boudreaux joined the Bank in June of 1996 and is currently Senior Vice President. Mr. Boudreaux is the manager of the Mt. Juliet Office and is responsible for the operation of two other branch locations. Prior to that time, Mr. Boudreaux was Vice President and Commercial Loan Officer with Hibernia National Bank in Houma, Thibodaux, LA.

         Mike Baker (38) - Mr. Baker is Senior Vice President in charge of the Main Office of Wilson Bank and Trust. Mr. Baker joined the bank in November of 1991. Prior to that time he was Asst. Vice President and Loan Officer at Sun Trust, Lebanon, Tennessee.

         Lisa Sorrell (35) - Ms. Sorrell is Senior Vice President and the Chief Financial Office of Wilson Bank and Trust. Ms. Sorrell has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the bank's formation in May of 1987. Prior to 1987 Ms. Sorrell was employed by People's Bank, Lebanon, TN 37087.

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

                                     PART IV


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


                                     WILSON BANK HOLDING COMPANY


                                     By: /s/ J. Randall Clemons
                                         ---------------------------------------
                                          J. Randall Clemons
                                          President and Chief Executive Officer

                                     Date:    March 27, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Signature                                       Title                              Date
                 ---------                                       -----                              ----
/s/ J. Randall Clemons                                  President, Chief                   March 27, 2000
--------------------------------------------            Executive Officer
J. Randall Clemons                                      and Director

/s/ Becky Taylor                                        Principal                          March 27, 2000
--------------------------------------------            Accounting Officer
Becky Taylor                                            and Chief Financial
                                                        Officer

/s/ Elmer Richerson                                     Executive Vice                     March 27, 2000
--------------------------------------------            President &
Elmer Richerson                                         Director

/s/ Charles Bell                                        Director                           March 27, 2000
--------------------------------------------
Charles Bell

/s/ Jack W. Bell                                        Director                           March 27, 2000
--------------------------------------------
Jack W. Bell

/s/ Mackey Bentley                                      Director                           March 27, 2000
--------------------------------------------
Mackey Bentley

/s/ James J. Comer                                      Director                           March 27, 2000
--------------------------------------------
James F. Comer

/s/ Jerry L. Franklin                                   Director                           March 27, 2000
--------------------------------------------
Jerry L. Franklin

/s/ John B. Freeman                                     Director                           March 27, 2000
--------------------------------------------
John B. Freeman

                 Signature                                       Title                              Date
                 ---------                                       -----                              ----

/s/ Marshall Griffith                                    Director                           March 27, 2000
--------------------------------------------
Marshall Griffith

/s/ Harold R. Patton                                     Director                           March 27, 2000
--------------------------------------------
Harold R. Patton

/s/ James Anthony Patton                                  Director                           March 27, 2000
--------------------------------------------
James Anthony Patton

/s/ John R. Trice                                         Director                           March 27, 2000
--------------------------------------------
John R. Trice

/s/ Robert T. VanHooser, Jr.                              Director                           March 27, 2000
--------------------------------------------
Robert T. VanHooser, Jr.

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

10.1 Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held April 13, 1999.

13.1 Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 1999, incorporated by reference into items 5, 6, 7 and 8.

21.1     Subsidiaries of the Company.

23       Consent of Independent Auditors

27       Financial Data Schedules (for SEC use only).