Form 10-Q
period 2000-03-31
WILSON BANK HOLDING CO
filed 2000-05-15
CIK 885275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 0-20402
                                                -------


                           WILSON BANK HOLDING COMPANY
             -----------------------------------------------------
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

                                 (615) 444-2265
              ---------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

            Common stock outstanding: 1,985,242 shares at May 9, 2000

PART 1: FINANCIAL INFORMATION

      Item 1. Financial Statements

      The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

              Consolidated Balance Sheets - March 31, 2000 and December 31,
              1999.

              Consolidated Statements of Earnings - For the three months ended March 31, 2000 and 1999.

              Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2000 and 1999.

              Consolidated Statements of Cash Flows - For the three months ended March 31, 2000 and 1999.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II: OTHER INFORMATION

      Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                   (UNAUDITED)

                                                                      March 31,     December 31,
                                                                        2000            1999
                                                                     ----------     ------------
                                                                           (In Thousands)
                                        Assets

Loans                                                                 $ 374,972        358,605
   Less: Allowance for loan losses                                       (4,054)        (3,847)
                                                                      ---------       --------
                Net loans                                               370,918        354,758

Securities:
   Held to maturity, at cost (market value - $16,963,000
     and $16,475,000, respectively)                                      17,396         16,737
   Available-for-sale, at market (amortized cost - $71,889,000
     and $69,931,000, respectively)                                      68,222         67,043
                                                                      ---------       --------
                Total securities                                         85,618         83,780

Loans held for sale                                                       1,110          1,835
Federal funds sold                                                       12,382         13,928
                                                                      ---------       --------
                Total earning assets                                    470,028        454,301

Cash and due from banks                                                  15,493         16,721
Bank premises and equipment, net                                         16,076         16,259
Accrued interest receivable                                               4,220          3,894
Deferred income tax asset                                                 2,372          2,077
Other real estate                                                           234            221
Other assets                                                              1,735          1,745
                                                                      ---------       --------

                Total assets                                          $ 510,158        495,218
                                                                      =========       ========

                         Liabilities and stockholders' equity

Deposits                                                              $ 460,918        447,792
Securities sold under repurchase agreements                               7,522          8,543
Federal home loan bank advances                                           1,500           --
Accrued interest and other liabilities                                    3,500          2,965
Minority interest                                                         3,720          3,668
                                                                      ---------       --------
                Total liabilities                                       477,160        462,968
                                                                      ---------       --------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000
     shares, issued 1,985,242 and 1,963,163 shares, respectively          3,970          3,926
   Additional paid-in capital                                             9,485          8,822
   Retained earnings                                                     21,594         21,118
   Accumulated other comprehensive earnings:
     Net unrealized losses on available-for-sale securities,
        net of income tax benefit of $1,255,000 and $988,000,
        respectively                                                     (2,051)        (1,616)
                                                                      ---------       --------
                Total stockholders' equity                               32,998         32,250
                                                                      ---------       --------

                Total liabilities and stockholders' equity            $ 510,158        495,218
                                                                      =========       ========




See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                       2000           1999
                                                                       ----           ----
                                                                     (Dollars In Thousands
                                                                    Except Per Share Amount)
Interest income:
   Interest and fees on loans                                      $    8,174          6,937
   Interest and dividends on securities:
     Taxable securities                                                 1,186            998
     Exempt from Federal income taxes                                     185            201
   Interest on loans held for sale                                         14             42
   Interest on Federal funds sold                                         255            360
                                                                   ----------      ---------
                Total interest income                                   9,814          8,538
                                                                   ----------      ---------
Interest expense:
   Interest on negotiable order of withdrawal accounts                    133             93
   Interest on money market and savings accounts                        1,168          1,000
   Interest on certificates of deposit                                  3,541          3,053
   Interest on securities sold under repurchase agreements                 87             71
   Interest on Federal Home Loan Bank advances                              1           --
                                                                    ---------      ---------
                Total interest expense                                  4,930          4,217
                                                                   ----------      ---------

Net interest income before provision for possible loan losses           4,884          4,321
Provision for possible loan losses                                        272            332
                                                                   ----------      ---------
                Net interest income after provision for
                  possible loan losses                                  4,612          3,989
                                                                   ----------      ---------
Non-interest income:
   Service charges on deposit accounts                                    555            459
   Other fees and commissions                                             480            333
   Gain on sale of loans                                                  126            211
   Gain on sale of other real estate                                     --                3
                                                                   ----------      ---------
                                                                        1,161          1,006
                                                                   ----------      ---------
Non-interest expense:
   Salaries and employee benefits                                       2,101          1,791
   Occupancy expenses, net                                                277            230
   Furniture and equipment expense                                        289            268
   Data processing expense                                                101             89
   Other operating expenses                                               873            797
   Loss on sale of other real estate                                        1           --
   Minority interest in net earnings of subsidiaries                      114             24
                                                                   ----------      ---------
                                                                        3,756          3,199
                                                                   ----------      ---------
Earnings before income taxes                                            2,017          1,796
Income taxes                                                              755            648
                                                                   ----------      ---------
Net earnings                                                       $    1,262          1,148
                                                                   ==========      =========

Weighted average number of shares outstanding                       1,977,964      1,933,049
                                                                   ==========      =========

Basic earnings per common share                                    $      .64            .59
                                                                   ==========      =========

Diluted earnings per common share                                  $      .64            .59
                                                                   ==========      =========

Dividends per share                                                $      .40           .375
                                                                   ==========      =========





See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)


                                                               2000          1999
                                                               ----          ----
                                                                  (In Thousands)

Net earnings                                                  $ 1,262        1,148
                                                              -------       ------
Other comprehensive losses, net of tax:
   Unrealized losses on available-for-sale securities
     arising during period, net of taxes of $267,000 and
     $161,000, respectively                                      (435)        (260)
                                                              -------       ------
                Other comprehensive losses                       (435)        (260)
                                                              -------       ------

                Comprehensive earnings                        $   827          888
                                                              =======       ======



See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                    2000           1999
                                                                    ----           ----
                                                                      (In Thousands)

Cash flows from operating activities:
   Interest received                                              $  9,468         8,252
   Fees and commissions received                                     1,035           792
   Proceeds from sale of loans                                       6,390        11,444
   Origination of loans held for sale                               (5,539)       (9,145)
   Interest paid                                                    (4,917)       (4,181)
   Cash paid to suppliers and employees                             (3,173)       (2,861)
   Income taxes paid                                                  (403)         (253)
                                                                  --------       -------
                Net cash provided by operating activities            2,861         4,048
                                                                  --------       -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities             608         2,721
   Purchase of held-to-maturity securities                          (1,269)         (863)
   Purchase of available-for-sale securities                        (2,290)      (21,295)
   Proceeds from maturities of available-for-sale securities           354        10,391
   Proceeds from sale of other real estate                               5           103
   Loans made to customers, net of repayments                      (16,451)      (11,586)
   Purchase of premises and equipment                                 (118)         (502)
                                                                  --------       -------
                Net cash used in investing activities              (19,161)      (21,031)
                                                                  --------       -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                6,687        10,827
   Net increase in time deposits                                     6,439         6,973
   Increase (decrease) in securities sold under
     repurchase agreements                                          (1,021)        1,078
   Increase in Federal Home Loan Bank advances                       1,500          --
   Dividends paid                                                     (785)         (719)
   Proceeds from sale of common stock                                  706           635
                                                                  --------       -------
                Net cash provided by financing activities           13,526        18,794
                                                                  --------       -------

Net increase (decrease) in cash and cash equivalents                (2,774)        1,811

Cash and cash equivalents at beginning of period                    30,649        41,000
                                                                  --------       -------

Cash and cash equivalents at end of period                        $ 27,875        42,811
                                                                  ========       =======



See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                       2000          1999
                                                                       ----          ----
                                                                        (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                     $ 1,262        1,148
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                    289          317
         Provision for loan losses                                        272          332
         Minority interests in net earnings of commercial
            bank subsidiaries                                             114           24
         Loss (gain) on sale of other real estate                           1           (3)
         Decrease in loans held for sale                                  725        2,088
         Decrease in refundable income taxes                               26          347
         Increase in taxes payable                                        326           48
         FHLB dividend reinvestment                                       (21)         (18)
         Increase in other assets, net                                    (16)        (153)
         Increase in other liabilities                                    196          149
         Increase in interest receivable                                 (326)        (267)
         Increase in interest payable                                      13           36
                                                                      -------       ------
                Total adjustments                                       1,599        2,900
                                                                      -------       ------

                Net cash provided by operating activities             $ 2,861        4,048
                                                                      =======       ======

Supplemental schedule of non-cash activities:

     Unrealized loss in values of securities available-for-sale, net of income tax benefit of $267,000 and $161,000 for
       the quarters ended March 31, 2000 and 1999,
       respectively                                                   $  (435)        (260)
                                                                      =======       ======

     Non-cash transfers from loans to other real estate               $    19         --
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999, comprehensive earnings for the three months ended March 31, 2000 and 1999 and changes in cash flows for the three months ended March 31, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1999 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                           ----------------------
                                                              2000         1999
                                                              ----         ----
                                                                (In Thousands)

     Balance, January 1, 2000 and 1999, respectively        $ 3,847        3,244
     Add (deduct):
        Losses charged to allowance                             (87)        (194)
        Recoveries credited to allowance                         22           19
        Provision for loan losses                               272          332
                                                            -------       ------
     Balance, March 31, 2000 and 1999, respectively         $ 4,054        3,401
                                                            =======       ======


STOCK SPLIT

The Company's Board of Directors voted a 4 for 3 stock split for stockholders of record as of September 30, 1999. Each stockholder received one (1) additional share for each three (3) shares owned with no allowance for fractional shares. Per share data for 1999 included in these financial statements has been restated to give effect to the stock split.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, sudden adverse interest rate changes, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

RESULTS OF OPERATIONS

        Net earnings increased 9.9% to $1,262,000 for the three months ended March 31, 2000 from $1,148,000 in the first quarter of 1999. The increase in net earnings was primarily due to a 13.0% increase in net interest income and a 15.4% increase in non-interest income which were partially offset by a 16.6% increase in non-interest expenses. Non-interest expense included a $90,000 increase in minority interest in net earnings of subsidiaries.

NET INTEREST INCOME

        Net interest income represents the amount by which interest earned in various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's interest income, excluding tax equivalent adjustments, increased $1,276,000 or 14.9% during the three months ended March 31, 2000 as compared to the first quarter 1999. The increase in 2000 was primarily attributable to an increase in average earning assets and an increase in interest rates. The ratio of average earning assets to total average assets was 92.6% for the quarters ended March 31, 2000 and March 31, 1999, respectively.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME, CONTINUED

        Interest expense increased by $713,000 for the three months ended March 31, 2000 compared to an increase of $494,000 for the same period in 1999. The increase for the quarters ended March 31, 2000 and 1999 was due primarily to an increase in average interest bearing liabilities.

        The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $563,000 or 13.0% for the first three months of 2000 as compared to the first quarter 1999.

PROVISION FOR POSSIBLE LOAN LOSSES

        The provision for loan losses was $272,000 and $332,000, respectively, for the first three months of 2000 and 1999. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $4,054,000, an increase of 5.4% from $3,847,000 at December 31, 1999. The allowance for possible loan losses was 1.1% of total loans outstanding at March 31, 2000 and December 31, 1999, respectively.

        The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at March 31, 2000 to be adequate.

NON-INTEREST INCOME

        The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans and gain on sale of fixed assets. Total non-interest income for the three months ended March 31, 2000 increased by 15.4% to $1,161,000 from $1,006,000 for the same period in 1999. This increase was due to an increase of $96,000 or 20.9% in service charges on deposit accounts from $459,000 during the first quarter of 1999 to $555,000 for the same period in 2000. Other fees and commissions increased $147,000 or 44.1% to $480,000, and gain on sale of loans decreased $85,000 or 40.3% to $126,000 compared to the same quarter in 1999.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST EXPENSES

        Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $532,000 or 16.6% during the first three months of 2000 compared to the same period in 1999. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased from 186 at March 31, 1999 to 208 at March 31, 2000. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth, specifically as a result of the opening of a new branch office in Hermitage, Tennessee since March 31, 1999. Other operating expenses for the three months ended March 31, 2000 increased to $848,000 from $797,000 for the three months ended March 31, 1999. These expenses include Federal deposit insurance premiums, directors fees, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

        The Company's income tax expense was $755,000 for the three months ended March 31, 2000, an increase of $132,000 over the comparable period in 1999. The percentage of income tax expense to net income before taxes was 37.4% and 36.1% for the periods ended March 31, 2000 and 1999, respectively. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.9% at March 31, 2000 compared to 2.4% at March 31, 1999.

EARNINGS PER SHARE

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

EARNINGS PER SHARE, CONTINUED

        The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2000 and 1999:


     (In Thousands, except share amounts)                               2000           1999
                                                                        ----           ----
     Basic EPS Computation:
        Numerator - Earnings available to common stockholders        $    1,262          1,148
                                                                     ----------      ---------
        Denominator - Weighted average number of common
          shares outstanding                                          1,977,964      1,933,049
                                                                     ----------      ---------

        Basic earnings per common share                              $      .64            .59
                                                                     ==========      =========

     Diluted EPS Computation:
        Numerator - Earnings available to common stockholders        $    1,262          1,148
                                                                     ----------      ---------

        Denominator:
          Weighted average number of common shares
            outstanding                                               1,977,964      1,933,049
          Dilutive effect of stock options (none exercisable at
            March 31, 2000)                                                --             --
                                                                     ----------      ---------
                                                                      1,977,964      1,933,049
                                                                     ----------      ---------

     Diluted earnings per common share                               $      .64            .59
                                                                     ==========      =========



FINANCIAL CONDITION

BALANCE SHEET SUMMARY

        The Company's total assets increased 3.0% to $510,158,000 during the three months ended March 31, 2000 from $495,218,000 at December 31, 1999. Loans, net of allowance for possible loan losses, totaled $370,918,000 at March 31, 2000, a 4.6% increase compared to $354,758,000 at December 31, 1999. This increase was primarily due to the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $1,838,000 or 2.2% to $85,618,000 at March 31, 2000. The increase in securities included a net unrealized loss of $779,000 during the quarter as a result of the increase in the unrealized loss on available-for-sale securities. Federal funds sold decreased $1,546,000 to $12,382,000 at March 31, 2000 from $13,928,000 at December 31, 1999.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

BALANCE SHEET SUMMARY, CONTINUED

        Total liabilities increased by 3.1% to $477,160,000 for the three months ended March 31, 2000 compared to $462,968,000 at December 31, 1999. This increase was composed primarily of a $13,126,000 increase in total deposits (2.9% increase). Securities sold under repurchase agreements decreased $1,021,000 during the quarter ended March 31, 2000 and Federal Home Loan Bank advances increased $1,500,000 during the quarter ended March 31, 2000.

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

        The Company's first mortgage single family residential, consumer and credit card loans which total approximately $176,049,000, $52,381,000 and $1,737,000, respectively at March 31, 2000, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2000, the Company had nonaccrual loans totaling $171,000 as compared to $84,000 at December 31, 1999.

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

        Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2000, the Company had no loans that have had the terms modified in a troubled debt restructuring.

        The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

        Impaired loans and related allowance for loan loss amounts at March 31, 2000 and December 31, 1999 were as follows:

                                                          March 31, 2000         December 31, 1999
                                                     ----------------------   -----------------------
                                                                  Allowance                 Allowance
                                                     Recorded        for       Recorded       for
                         (In Thousands)             Investment    Loan Loss   Investment    Loan Loss
                                                    ----------    ---------   ----------    ---------
          Impaired loans with allowance for
            loan loss                               $  --           --              84            30
          Impaired loans with no allowance for
            loan loss                                  --           --           --             --
                                                    --------     -------       -------      --------
                                                    $  --           --              84            30
                                                    ========     =======       =======      ========

        The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

        The average recorded investment in impaired loans for the three months ended March 31, 2000 and March 31, 1999 was insignificant. There was no interest income recognized on these loans during 1999.

                           WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        The following schedule details selected information as to non-performing loans of the Company at March 31, 2000:


                                                    Past Due
                                                    90 Days      Non-Accrual
                                                    -------      -----------
                                                         (In Thousands)

        Real estate loans                          $     209            27
        Installment loans                                372           144
        Commercial                                      --            --
                                                   ---------      --------
                                                   $     581           171
                                                   =========      ========

        Renegotiated loans                         $    --            --
                                                   =========      ========


        Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2000 totaled $752,000 as compared to $506,000 at December 31, 1999.

        At March 31, 2000, loans totaling $1,135,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $529,000 are real estate and $606,000 are personal. The collateral values securing these loans total approximately $1,296,000, ($682,000 related to real property and $614,000 related to personal loans). Internally classified loans increased $397,000 or 53.8% from $738,000 at December 31, 1999. Internally classified real estate loans increased $141,000 and personal loans increased $256,000 from December 31, 1999 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

        Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2000, the Company's liquid assets totaled $47,479,000.

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

        The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.6 million mature or will be subject to rate adjustments within the next twelve months.

        A secondary source of liquidity is the Company's loan portfolio. At March 31, 2000 loans totaling approximately $250.8 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

        As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $75.5 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

        Capital. At March 31, 2000, total stockholders' equity was $32,998,000 or 6.5% of total assets, which compares with $32,250,000 or 6.5% of total assets at December 31, 1999. The dollar increase in stockholders' equity during the three months ended March 31, 2000 results from the Company's net income of $1,262,000, the net effect of a $435,000 unrealized loss on investment securities net of applicable income taxes, and cash dividends declared of $785,000 of which $706,000 was reinvested under the Company's dividend reinvestment plan.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2000 the Company's total risk-based capital ratio was 11.9% and its Tier I risk-based capital ratio was 10.8%. At December 31, 1999, the Company's total risk-based capital ratio was 12.0% and its Tier I risk-based capital ratio was 10.9%. At March 31, 2000 and December 31, 1999, the Company had a leverage ratio of 7.7%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%.

IMPACT OF INFLATION

        Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company's results of operations.

YEAR 2000 ISSUES

        The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000). The Company experienced no significant problems upon the change to Year 2000.

        Management is not aware of any of the Company's customers that have experienced significant problems related to the Year 2000 Issue.

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

                           WILSON BANK HOLDING COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

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

        There have been no material changes in reported market risks during the three months ended March 31, 2000.

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

              None

Item 5. OTHER INFORMATION

              None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at March 31, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending March 31, 2000.

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WILSON BANK HOLDING COMPANY
                                         -------------------------------
                                                   (Registrant)



DATE:        May 9, 2000                   /s/ Randall Clemons
       -------------------------           -------------------------------------
                                           Randall Clemons
                                           President and Chief Executive Officer



DATE:        May 9, 2000                   /s/ Becky Taylor
       -------------------------           -------------------------------------
                                           Becky Taylor
                                           Sr. Vice President & Cashier