Form 10-Q
period 2000-06-30
WILSON BANK HOLDING CO
filed 2000-08-14
CIK 885275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE TRANSITION PERIOD
                       FROM _____________ TO _____________

                         Commission File Number 0-20402
                                                -------

                           WILSON BANK HOLDING COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

           Tennessee                                        62-1497076
        --------------                                    --------------
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

         Common stock outstanding: 2,005,958 shares at August 10, 2000.
                                   ---------

PART 1:  FINANCIAL INFORMATION

         Item 1. Financial Statements

         The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

                  Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.

                  Consolidated Statements of Earnings - For the three months and six months ended June 30, 2000 and 1999.

                  Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 2000 and 1999.

                  Consolidated Statements of Cash Flows - For the six months ended June 30, 2000 and 1999.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II: OTHER INFORMATION

         Item 1.  Legal proceedings.

         Item 2.  Changes in Securities and Use of Proceeds.

         Item 3.  Defaults upon Senior Securities.

         Item 4.  Submission of matters to a vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

         Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                   (UNAUDITED)

                                                                                    June 30,      December 31,
                                                                                      2000           1999
                                                                                    ---------      --------
                                                                                         (In Thousands)
                                     Assets
Loans                                                                               $ 398,256       358,605
   Less: Allowance for loan losses                                                     (4,178)       (3,847)
                                                                                    ---------      --------
                Net loans                                                             394,078       354,758
Securities:
   Held to maturity, at cost (market value $16,329,000 and
     $16,475,000, respectively)                                                        16,671        16,737
   Available-for-sale, at market (amortized cost $72,047,000
     and $69,931,000, respectively)                                                    68,242        67,043
                                                                                    ---------      --------
                Total securities                                                       84,913        83,780

Loans held for sale                                                                     1,353         1,835
Federal funds sold                                                                      8,687        13,928
                                                                                    ---------      --------
                Total earning assets                                                  489,031       454,301

Cash and due from banks                                                                19,119        16,721
Bank premises and equipment, net                                                       15,878        16,259
Accrued interest receivable                                                             4,253         3,894
Other real estate                                                                          15           221
Deferred income tax asset                                                               2,426         2,077
Other assets                                                                            1,657         1,745
                                                                                    ---------      --------
                Total assets                                                        $ 532,379       495,218
                                                                                    =========      ========

                      Liabilities and Stockholders' Equity

Deposits                                                                            $ 479,478       447,792
Securities sold under repurchase agreements                                             9,292         8,543
Federal Home Loan Bank Advances                                                         1,474            --
Accrued interest and other liabilities                                                  3,962         2,965
Minority interest                                                                       3,826         3,668
                                                                                    ---------      --------
                Total liabilities                                                     498,032       462,968
                                                                                    ---------      --------
Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued 1,985,242 at June 30, 2000 and 1,963,163 shares at
     December 31, 1999, respectively                                                    3,970         3,926
   Additional paid-in capital                                                           9,485         8,822
   Retained earnings                                                                   23,022        21,118
   Net unrealized losses on available-for-sale securities, net of income
     tax benefit of $1,303,000 and $988,000, respectively                              (2,130)       (1,616)
                                                                                    ---------      --------
                Total stockholders' equity                                             34,347        32,250
                                                                                    ---------      --------
                Total liabilities and stockholders' equity                          $ 532,379       495,218
                                                                                    =========      ========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                               Three Months Ended     Six Months Ended
                                                                    June 30,              June 30,
                                                               -----------------     ------------------
                                                                2000       1999       2000        1999
                                                               -------     -----     -------     ------
                                                                   (Dollars In           (Dollars In
                                                                     Thousands             Thousands
                                                                    Except Per             Except Per
                                                                  Share Amounts)         Share Amounts)
Interest income:
   Interest and fees on loans                                  $ 8,757     7,225     $16,931     14,162
   Interest and dividends on securities:
     Taxable securities                                          1,225     1,129       2,411      2,127
     Exempt from Federal income taxes                              176       194         361        395
   Interest on loans held for sale                                  30        36          44         78
   Interest on Federal funds sold                                  160       276         415        636
                                                               -------     -----     -------     ------
              Total interest income                             10,348     8,860      20,162     17,398
                                                               -------     -----     -------     ------

Interest expense:
   Interest on negotiable order of withdrawal accounts             153        96         286        189
   Interest on money market and savings accounts                 1,136     1,017       2,304      2,017
   Interest on certificates of deposit                           3,883     3,040       7,424      6,093
   Interest on securities sold under repurchase agreements         106        96         193        167
   Interest on Federal Home Loan Bank Advances                      27        --          28         --
   Interest on Federal funds purchased                               4         1           4          1
                                                               -------     -----     -------     ------
              Total interest expense                             5,309     4,250      10,239      8,467
                                                               -------     -----     -------     ------
Net interest income before provision for possible
   loan losses                                                   5,039     4,610       9,923      8,931
Provision for possible loan losses                                 294       259         566        591
                                                               -------     -----     -------     ------
Net interest income after provision for possible
   loan losses                                                   4,745     4,351       9,357      8,340
                                                               -------     -----     -------     ------
Non-interest income:
   Service charges on deposit accounts                             718       513       1,273        972
   Other fees and commissions                                      509       463         989        796
   Gain on sale of loans                                           228       251         354        462
   Gain on sale of other real estate                                --        --          --          3
                                                               -------     -----     -------     ------
                                                                 1,455     1,227       2,616      2,233
                                                               -------     -----     -------     ------
Non-interest expenses:
   Salaries and employee benefits                                2,167     1,896       4,268      3,687
   Occupancy expenses, net                                         293       302         570        532
   Furniture and equipment expense                                 307       253         596        521
   Data processing expense                                         102        97         203        186
   Directors' fees                                                 130       129         282        274
   Other operating expenses                                        779       689       1,500      1,341
   Loss on sale of other real estate                                14        --          15         --
   Minority interest in net earnings of subsidiaries               112        76         226        100
                                                               -------     -----     -------     ------
                                                                 3,904     3,442       7,660      6,641
                                                               -------     -----     -------     ------
              Earnings before income taxes                       2,296     2,136       4,313      3,932

Income taxes                                                       868       769       1,623      1,417
                                                               -------     -----     -------     ------
              Net earnings                                     $ 1,428     1,367     $ 2,690      2,515
                                                               =======     =====     =======     ======
Basic earnings per common share                                $   .72       .70     $  1.36       1.30
                                                               =======     =====     =======     ======
Diluted earnings per common share                              $   .72       .70     $  1.36       1.30
                                                               =======     =====     =======     ======
Dividends per share                                            $    --        --     $   .40       .375
                                                               =======     =====     =======     ======


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                            Three Months Ended    Six Months Ended
                                                  June 30,            June 30,
                                             -----------------    -----------------
                                              2000      1999       2000       1999
                                             -------    ------    -------    ------
                                              (In Thousands)       (In Thousands)

Net earnings                                 $ 1,428     1,367    $ 2,690     2,515
                                             -------    ------    -------    ------
Other comprehensive losses net of tax:
   Unrealized losses on available-for-sale
     securities arising during period, net
     of tax benefits of $48,000, $507,000,
     $315,000 and $666,000, respectively         (79)     (828)      (514)   (1,088)
                                             -------    ------    -------    ------
           Other comprehensive losses            (79)     (828)      (514)   (1,088)
                                             -------    ------    -------    ------
           Comprehensive earnings            $ 1,349       539    $ 2,176     1,427
                                             =======    ======    =======    ======











See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                    2000       1999
                                                                  --------    -------
                                                                    (In Thousands)
Cash flows from operating activities:
   Interest received                                              $ 19,762     17,192
   Fees and commissions received                                     2,262      1,768
   Proceeds from sale of loans                                      17,414     26,540
   Origination of loans held for sale                              (16,578)   (24,072)
   Interest paid                                                    (9,935)    (8,401)
   Cash paid to suppliers and employees                             (5,995)    (5,816)
   Income taxes paid                                                (1,671)    (1,205)
                                                                  --------    -------
                Net cash provided by operating activities            5,259      6,006
                                                                  --------    -------
Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities           1,532      3,794
   Proceeds from maturities of available-for-sale securities         1,315     14,454
   Purchase of held-to-maturity securities                          (1,470)      (863)
   Purchase of available-for-sale securities                        (3,386)   (29,599)
   Loans made to customers, net of repayments                      (39,901)   (30,280)
   Purchase of premises and equipment                                 (228)      (991)
   Proceeds from sale of other real estate                             206        185
                                                                  --------    -------
                Net cash used in investing activities              (41,932)   (43,300)
                                                                  --------    -------
Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings and
     NOW deposit accounts                                            4,683     (7,589)
   Net increase in time deposits                                    27,003     32,098
   Increase in securities sold under repurchase agreements             749      3,084
   Net increase in advances from Federal Home Loan Bank              1,474         --
   Dividends paid                                                     (785)      (719)
   Proceeds from sale of common stock                                  706        635
   Proceeds from advances from Federal funds purchased                  --      2,265
   Repayment of advances from Federal funds purchased                   --     (2,104)
                                                                  --------    -------
                Net cash provided by financing activities           33,830     27,670
                                                                  --------    -------
Net decrease in cash and cash equivalents                           (2,843)    (9,624)

Cash and cash equivalents at beginning of period                    30,649     41,000
                                                                  --------    -------
Cash and cash equivalents at end of period                        $ 27,806     31,376
                                                                  ========    =======

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                     2000       1999
                                                                    -------    ------
                                                                      (In Thousands)

Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                   $ 2,690     2,515
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                  596       613
         Provision for loan losses                                      566       591
         Minority interests in net earnings of commercial bank
           subsidiaries                                                 226       100
         FHLB dividend reinvestment                                     (41)      (36)
         Loss (gain) on sale of other real estate                        15        (3)
         Decrease in loans held for sale                                482     2,006
         Decrease in refundable income taxes                             26       347
         Increase in deferred tax asset                                  (1)       (8)
         Decrease (increase) in other assets, net                        62      (217)
         Decrease in taxes payable                                      (73)     (127)
         Increase in interest receivable                               (359)     (162)
         Increase in other liabilities                                  766       321
         Increase in interest payable                                   304        66
                                                                    -------    ------
           Total adjustments                                          2,569     3,491
                                                                    -------    ------
           Net cash provided by operating activities                $ 5,259     6,006
                                                                    =======    ======
Supplemental schedule of non-cash activities:
     Unrealized loss in values of securities available-for-sale, net of income tax benefit of $315,000 and $666,000 for the
       six months ended June 30, 2000 and 1999, respectively        $  (514)   (1,088)
                                                                    =======    ======
     Non-cash transfers from loans to other real estate             $    15       205
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999, comprehensive earnings for the three months and six months ended June 30, 2000 and 1999 and changes in cash flows for the six months ended June 30, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1999 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                           Six Months Ended
                                                                June 30,
                                                           -----------------
                                                            2000       1999
                                                           -------    ------
                                                             (In Thousands)
         Balance, January 1, 2000 and 1999, respectively   $ 3,847     3,244
         Add (deduct):
            Losses charged to allowance                       (288)     (327)
            Recoveries credited to allowance                    53        43
            Provision for loan losses                          566       591
                                                           -------    ------
         Balance, June 30, 2000 and 1999, respectively     $ 4,178     3,551
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

                                   (UNAUDITED)

EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2000 and 1999:

                                                        Three Months Ended        Six Months Ended
                                                              June 30,                June 30,
                                                       ----------------------   ---------------------
         (In Thousands, except share amounts)             2000        1999        2000        1999
                                                       ----------   ---------   ---------   ---------
         Basic EPS Computation:
           Numerator - earnings available to common
              shareholders                             $    1,428       1,367       2,690       2,515
                                                       ----------   ---------   ---------   ---------
           Denominator - weighted average number
              of common shares outstanding              1,985,242   1,940,385   1,981,602   1,936,737
                                                       ----------   ---------   ---------   ---------
           Basic earnings per common share             $      .72         .70        1.36        1.30
                                                       ==========   =========   =========   =========
         Diluted EPS Computation:
           Numerator - earnings available to common
              shareholders                             $    1,428       1,367       2,690       2,515
                                                       ----------   ---------   ---------   ---------
           Denominator:
              Weighted average number of common
                shares outstanding                      1,985,242   1,940,385   1,981,602   1,936,737
              Dilutive effect of stock options (none
                exercisable at June 30, 2000)                  --          --          --          --
                                                       ----------   ---------   ---------   ---------
                                                        1,985,242   1,940,385   1,981,602   1,936,737
                                                       ----------   ---------   ---------   ---------
         Diluted earnings per common share             $      .72         .70        1.36        1.30
                                                       ==========   =========   =========   =========

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

RESULTS OF OPERATIONS

              Net earnings increased 7.0% to $2,690,000 for the six months ended June 30, 2000 from $2,515,000 in the first six months of 1999. Net earnings were $1,428,000 for the quarter ended June 30, 2000, an increase of $61,000 or 4.5% from $1,367,000 for the three months ended June 30, 1999 and an increase of $166,000 or 13.2% over the quarter ended March 31, 2000. The increase in net earnings during the six months ended June 30, 2000 was primarily due to a 11.1% increase in net interest income and a 17.2% increase in non-interest income which was partially offset by a 15.3% increase in non-interest expenses.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $2,764,000 or 15.9% during the six months ended June 30, 2000 as compared to the same period in 1999. The increase in total interest income was $1,488,000 or 16.8% for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 and $534,000 or 5.4% over the first three months of 2000. The increase in 2000 was primarily attributable to an increase in average earning assets and an increase in interest rates. The ratio of average earning assets to total average assets was 93.7% and 91.1% for the six months ended June 30, 2000 and 1999, respectively.

              Interest expense increased $1,772,000 or 20.9% for the six months ended June 30, 2000 as compared to the same period in 1999. The increase was $1,059,000 or 24.9% for the three months ended June 30, 2000 as compared to the same period in 1999. Interest expense increased $379,000 or 7.7% for the quarter ended June 30, 2000 over the first three months of 2000. The overall increase in total interest expense for the first six months of 2000 was primarily attributable to an increase in weighted average interest-bearing liabilities.

              The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $992,000 or 11.1% for the first six months of 2000 as compared to the same period in 1999. The increase was $429,000 or 9.3% for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 and an increase of $155,000 or 3.2% when compared to the first quarter of 2000.

PROVISION FOR POSSIBLE LOAN LOSSES

              The provision for possible loan losses was $566,000 and $591,000, for the first six months of 2000 and 1999, respectively. The provision for loan losses during the three month periods ended June 30, 2000 and 1999 was $294,000 and $259,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $4,178,000, an increase of 8.6% from $3,847,000 at December 31, 1999. The allowance for possible loan losses as a percentage of total outstanding loans was 1.0% and 1.1% at June 30, 2000 and December 31, 1999, respectively.

              The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at June 30, 2000 to be adequate.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans and gain on sale of other real estate. Total non-interest income for the six months ended June 30, 2000 increased by 17.2% to $2,616,000 from $2,233,000 for the same period in 1999. The increase was $228,000 or 18.6% during the quarter ended June 30, 2000 compared to the second quarter in 1999 and was $294,000 or 25.3% over the first three months of 2000. The increases were due primarily to increases in service charges on deposit accounts and other fees and commissions. Service charges on deposit accounts increased $301,000 or 31.0% during the six months ended June 30, 2000. Service charges on deposit accounts increased $205,000 or 40.0% during the quarter ended June 30, 2000, compared to the same quarter in 1999. Other fees and commissions totaled $989,000 and $796,000 during the six months ended June 30, 2000 and 1999, respectively, an increase of $193,000 or 24.2% and $509,000 and $463,000 during the quarters ended June 30, 2000 and 1999, respectively, an increase of $46,000 or 9.9%.

NON-INTEREST EXPENSES

              Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses, directors' fees, other operating expenses, and minority interest in net earnings of subsidiaries. Total non-interest expense increased $1,019,000 or 15.3% during the first six months of 2000 compared to the same period in 1999. The increase for the quarter ended June 30, 2000 was $462,000 or 13.4% as compared to the comparable quarter in 1999 and $148,000 or 3.9% as compared to the first three months of 2000. The increases in non-interest expenses are attributable primarily to increases in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased to 213 at June 30, 2000, an increase from 198 at June 30, 1999. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth, specifically as a result of the opening of a new branch in Hermitage, Tennessee since June 30, 1999. Other operating expenses for the six months ended June 30, 2000 increased to $1,500,000 from $1,341,000 for the comparable period in 1999. Other operating expenses increased $90,000 or 13.1% during the quarter ended June 30, 2000 as compared to the same period in 1999 and $58,000 or 8.0% as compared to the first three months of 2000. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $1,623,000 for the six months ended June 30, 2000, an increase of $206,000 over the comparable period in 1999. Income tax expense was $868,000 for the quarter ended June 30, 2000, an increase of $99,000 over the same period in 1999. The percentage of income tax expense to net income before taxes was 37.6% and 36.0% for the six months ended June 30, 2000 and 1999, respectively and 37.8% and 36.0% for the quarters ended June 30, 2000 and 1999, respectively. The percentage of income tax expense to net income before taxes was 37.4% for the first three months of 2000. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.8% for the six months ended June 30, 2000 compared to 2.3% for the six months ended June 30, 1999.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

              The Company's total assets increased 7.5% to $532,379,000 during the six months ended June 30, 2000 from $495,218,000 at December 31, 1999. Total assets increased $22,221,000 or 4.4% and $14,940,000 or 3.0% during the three-month periods ended June 30, 2000 and March 31, 2000, respectively. Loans, net of allowance for possible loan losses, totaled $394,078,000 at June 30, 2000 or a 11.1% increase compared to $354,758,000 at December 31, 1999. Net loans increased $23,160,000 or 6.2% and $16,160,000 or 4.6% during the quarters ended June 30, 2000 and March 31, 2000, respectively. These increases were primarily due to the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $1,133,000 or 1.4% to $84,913,000 at June 30, 2000 from $83,780,000 at December 31, 1999.
Securities decreased $705,000 or 0.8% during the three months ended June 30, 2000. The increase in securities included a net unrealized loss of $917,000 during the six month period ending June 30, 2000 as a result of the increase in the unrealized loss on available-for-sale securities. Federal funds sold decreased $5,241,000 to $8,687,000 at June 30, 2000 from $13,928,000 at December
31, 1999.

              Total liabilities increased by 7.6% to $498,032,000 at June 30, 2000 compared to $462,968,000 at December 31, 1999. The increase by quarter totaled $20,872,000 or 4.4% and $14,192,000 or 3.1% during the quarters ended June 30, 2000 and March 31, 2000, respectively. These increases were composed primarily of a $31,686,000 or 7.1% increase in total deposits and an increase of $749,000 or 8.8% in securities sold under repurchase agreements during the six months ended June 30, 2000. Federal Home Loan Bank Advances increased $1,474,000 during the six months ended June 30, 2000.

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $188,248,000, $52,913,000 and $1,938,000, respectively at June 30, 2000, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2000, the Company had nonaccrual loans totaling $155,000 as compared to $84,000 at December 31, 1999.

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

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2000, the Company had no loans that have had the terms modified in a troubled debt restructuring.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

              Impaired loans and related allowance for loan loss amounts at June 30, 2000 and December 31, 1999 were as follows:

                                                                    June 30, 2000            December 31, 1999
                                                              -------------------------    -----------------------
                                                                              Allowance                 Allowance
                                                              Recorded          for        Recorded         for
              (In Thousands)                                  Investment      Loan Loss    Investment    Loan Loss
              --------------                                  ----------      ---------    ----------    ---------
              Impaired loans with allowance for
                loan loss                                     $         --         --           84            30
              Impaired loans with no allowance for
                loan loss                                               --         --           --            --
                                                              ------------     ------        -----         -----
                                                              $         --         --           84            30
                                                              ============     ======        =====         =====


              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the six months ended June 30, 2000 and June 30, 1999 was insignificant. There was no interest income recognized on these loans during 1999.

              The following schedule details selected information as to non-performing loans of the Company at June 30, 2000:

                                                    Past Due
                                                     90 Days        Non-Accrual
                                                     -------        -----------
                                                         (In Thousands)
     Real estate loans                                 $381             33
     Installment loans                                  273            120
     Commercial, financial and agricultural               2              2
                                                       ----            ---
                                                       $656            155
                                                       ====            ===
     Renegotiated loans                                $ --             --
                                                       ====            ===


              Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2000 totaled $811,000, an increase from $506,000 at December 31, 1999. During the three months ended June 30, 2000, non-performing loans increased $59,000 from $752,000 at March 31, 2000.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              At June 30, 2000, loans totaling $990,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $570,000 are real estate and $420,000 are personal. The collateral values securing these loans, based on estimates received by management, total approximately $970,000 ($715,000 related to real property and $255,000 related to personal loans). The internally classified loans have increased $252,000 or 34.1% from $738,000 at December 31, 1999. Internally classified real estate loans increased $182,000 and personal loans increased $70,000 from December 31, 1999 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2000, the Company's liquid assets totaled $44,834,000.

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

              The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.5 million mature or will be subject to rate adjustments within the next twelve months.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              A secondary source of liquidity is the Company's loan portfolio. At June 30, 2000 loans of approximately $278.8 million either will become due or will be subject to rate adjustments within twelve months from the respective date. The Company intends to place emphasis on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $89.1 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

              Capital. At June 30, 2000, total stockholders' equity was $34,347,000 or 6.5% of total assets, which compares with $32,250,000 or 6.5% of total assets at December 31, 1999. The dollar increase in stockholders' equity during the six months ended June 30, 2000 results from the Company's net income of $2,690,000, the net effect of a $514,000 unrealized loss on investment securities net of applicable income taxes, and cash dividends declared of $785,000 of which $706,000 was reinvested under the Company's dividend reinvestment plan. The unrealized loss on investment securities for the six months ended June 30, 2000 was due primarily to an overall downturn in the bond market. Management, however, intends to hold the investment securities and not sell them at the present time unless there is a substantial change in the interest rate environment which would necessitate selling the securities for liquidity purposes.

              The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2000 the Company's total risk-based capital ratio was 11.7% and its Tier I risk-based capital ratio was approximately 10.6% compared to ratios of 12.0% and 10.9%, respectively at December 31, 1999. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2000 the Company had a leverage ratio of 7.8%, compared to 7.7% at December 31, 1999.

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

              There have been no material changes in reported market risks during the six months ended June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of stockholders was held April 11, 2000.

        (b) Election of the entire board of directors.

        (c) (1) Each director was elected by the following tabulation:

                                        Number
                                      of Shares                                         Broker
                                        Voting        For       Against   Abstain     Non-Votes
                                        ------        ---       -------   -------     ---------
                Charles Bell           1,171,642    1,167,940       0       3,702        0
                Jack Bell              1,171,642    1,167,940       0       3,702        0
                Mackey Bentley         1,171,642    1,167,940       0       3,702        0
                Randall Clemons        1,171,642    1,167,940       0       3,702        0
                Jimmy Comer            1,171,642    1,161,859     6,081     3,702        0
                Jerry Franklin         1,171,642    1,167,940       0       3,702        0
                John Freeman           1,171,642    1,167,940       0       3,702        0
                Marshall Griffith      1,171,642    1,167,940       0       3,702        0
                Harold Patton          1,171,642    1,167,940       0       3,702        0
                James Patton           1,171,642    1,167,940       0       3,702        0
                John Trice             1,171,642    1,167,940       0       3,702        0
                Bob Van Hooser         1,171,642    1,167,940       0       3,702        0

            (2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

                                        Number
                                      of Shares                                         Broker
                                        Voting        For       Against   Abstain     Non-Votes
                                        ------        ---       -------   -------     ---------
                                       1,171,642    1,160,650     6,353     4,639        0

        (d) Not Applicable.

ITEM 5. OTHER INFORMATION

                Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 16, 2000 in order to be included in the Company's Proxy Statement and form of proxy relating to the 2001 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.

           For any other shareholder proposals to be timely (but not considered for inclusion in the Company's Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company's main office (listed above) prior to January 29, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at June 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending June 30, 2000.

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WILSON BANK HOLDING COMPANY
                                              (Registrant)



DATE: August 10, 2000               /s/ Randall Clemons
      ---------------               --------------------------------------------
                                    Randall Clemons, President and
                                    Chief Executive Officer



DATE: August 10, 2000               /s/ Becky Taylor
      ---------------               --------------------------------------------
                                    Becky Taylor
                                    Sr. Vice President & Cashier