Form 10-Q
period 2000-09-30
WILSON BANK HOLDING CO
filed 2000-11-13
CIK 885275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE
--------
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

  [ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 0-20402
                                                -------


                           WILSON BANK HOLDING COMPANY
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Tennessee                                        62-1497076
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

   Common stock outstanding:  2,005,958 shares at November 10, 2000.
                              ---------

PART I:  FINANCIAL INFORMATION

   Item 1. Financial Statements

   The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

      Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.

      Consolidated Statements of Earnings - For the three months and nine months ended September 30, 2000 and 1999.

      Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 2000 and 1999.

      Consolidated Statements of Cash Flows - For the nine months ended September 30, 2000 and 1999.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures About Market Risk

           Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.

   Item 2. Changes in Securities and Use of Proceeds.

   Item 3. Defaults upon Senior Securities.

   Item 4. Submission of Matters to a Vote of Security Holders.

   Item 5. Other Information.

   Item 6. Exhibits and Reports on Form 8-K.

   Signatures.

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                   (UNAUDITED)


                                                                 September 30,   December 31,
                                                                     2000           1999
                                                                 -------------   ------------
                                                                        (In Thousands)
                                Assets

Loans                                                             $ 415,992        358,605
Less: Allowance for loan losses                                      (4,297)        (3,847)
                                                                  ---------       --------
             Net loans                                              411,695        354,758
Securities:
   Held-to-maturity, at cost (market value $16,402,000 and
     $16,475,000, respectively)                                      16,564         16,737
   Available-for-sale, at market (amortized cost $72,602,000
     and $69,931,000, respectively)                                  69,697         67,043
                                                                  ---------       --------
             Total securities                                        86,261         83,780

Loans held for sale                                                     930          1,835
Federal funds sold                                                   12,064         13,928
                                                                  ---------       --------
             Total earning assets                                   510,950        454,301

Cash and due from banks                                              14,619         16,721
Bank premises and equipment, net                                     15,695         16,259
Accrued interest receivable                                           4,611          3,894
Other real estate                                                       317            221
Deferred income tax asset                                             2,086          2,077
Other assets                                                          1,736          1,745
                                                                  ---------       --------

             Total assets                                         $ 550,014        495,218
                                                                  =========       ========

                 Liabilities and Stockholders' Equity

Deposits                                                          $ 491,636        447,792
Securities sold under repurchase agreements                          11,804          8,543
Federal Home Loan Bank Advances                                       1,892           --
Accrued interest and other liabilities                                4,369          2,965
Minority interest                                                     4,008          3,668
                                                                  ---------       --------
             Total liabilities                                      513,709        462,968
                                                                  ---------       --------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000
     shares; issued 2,005,958 at September 30, 2000 and
     1,963,163 shares at December 31, 1999, respectively              4,012          3,926
   Additional paid-in capital                                        10,163          8,822
   Retained earnings                                                 23,757         21,118
   Net unrealized losses on available-for-sale securities,
     net of income tax benefit of $996,000 and $988,000,
     respectively                                                    (1,627)        (1,616)
                                                                  ---------       --------
             Total stockholders' equity                              36,305         32,250
                                                                  ---------       --------

             Total liabilities and stockholders' equity           $ 550,014        495,218
                                                                  =========       ========




See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)


                                                                     Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
                                                                   -------------------------     ------------------------
                                                                      2000           1999           2000          1999
                                                                      ----           ----           ----          ----
                                                                     (Dollars In Thousands        (Dollars In Thousands
                                                                   Except Per Share Amounts)     Except Per Share Amounts)

Interest income:
   Interest and fees on loans                                        $ 9,441         7,526        $26,372        21,688
   Interest and dividends on securities:
     Taxable securities                                                1,216         1,150          3,627         3,277
     Exempt from Federal income taxes                                    172           180            533           575
   Interest on loans held for sale                                        26            30             70           108
   Interest on Federal funds sold                                        210           192            625           828
                                                                     -------        ------        -------        ------
           Total interest income                                      11,065         9,078         31,227        26,476
                                                                     -------        ------        -------        ------
Interest expense:
   Interest on negotiable order of withdrawal accounts                   148           106            434           295
   Interest on money market and savings accounts                       1,147           965          3,451         2,982
   Interest on certificates of deposit                                 4,533         3,203         11,957         9,296
   Interest on securities sold under repurchase agreements               143           119            336           286
   Interest on Federal Home Loan Bank Advances                            27          --               55          --
   Interest on Federal funds purchased                                     4             1              8             2
                                                                     -------        ------        -------        ------
           Total interest expense                                      6,002         4,394         16,241        12,861
                                                                     -------        ------        -------        ------

Net interest income before provision for possible loan losses          5,063         4,684         14,986        13,615
Provision for possible loan losses                                       298           258            864           849
                                                                     -------        ------        -------        ------
Net interest income after provision for possible loan losses           4,765         4,426         14,122        12,766
                                                                     -------        ------        -------        ------

Non-interest income:
   Service charges on deposit accounts                                   724           548          1,997         1,520
   Other fees and commissions                                            589           410          1,578         1,206
   Gain on sale of loans                                                 205           193            559           655
   Gain on sale of other real estate                                    --               5           --               8
                                                                     -------        ------        -------        ------
                                                                       1,518         1,156          4,134         3,389
                                                                     -------        ------        -------        ------
Non-interest expenses:
   Salaries and employee benefits                                      2,140         1,914          6,408         5,601
   Occupancy expenses, net                                               280           264            850           796
   Furniture and equipment expenses                                      320           310            916           831
   Data processing expense                                                99           109            302           295
   Directors' fees                                                       131           132            413           406
   Other operating expenses                                              721           674          2,221         2,015
   Loss on sale of other real estate                                    --            --               15          --
   Loss on sale of premises and equipment                               --              10           --              10
   Minority interest in net earnings of subsidiaries                     127            81            353           181
                                                                     -------        ------        -------        ------
                                                                       3,818         3,494         11,478        10,135
                                                                     -------        ------        -------        ------

           Earnings before income taxes                                2,465         2,088          6,778         6,020
Income taxes                                                             935           775          2,558         2,192
                                                                     -------        ------        -------        ------

           Net earnings                                              $ 1,530         1,313        $ 4,220         3,828
                                                                     =======        ======        =======        ======

Basic earnings per common share                                      $   .76           .67        $  2.12          1.97
                                                                     =======        ======        =======        ======

Diluted earnings per common share                                    $   .76           .67        $  2.12          1.97
                                                                     =======        ======        =======        ======

Dividends per share                                                  $   .40          .375        $   .80           .75
                                                                     =======        ======        =======        ======





See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)



                                                         Three Months Ended      Nine Months Ended
                                                             September 30,         September 30,
                                                        -------------------     ---------------------
                                                         2000        1999         2000          1999
                                                         ----        ----         ----          ----
                                                           (In Thousands)           (In Thousands)

Net earnings                                            $1,530       1,313       $ 4,220        3,828
                                                        ------      ------       -------       ------
Other comprehensive earnings (losses) net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of tax
     expense of $308,000, tax benefit of $385,000,
     tax benefit of $8,000 and tax benefit of
     $1,052,000, respectively                              503        (629)          (11)      (1,717)
                                                        ------      ------       -------       ------
           Other comprehensive earnings (losses)           503        (629)          (11)      (1,717)
                                                        ------      ------       -------       ------

           Comprehensive earnings                       $2,033         684       $ 4,209        2,111
                                                        ======      ======       =======       ======




See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                    2000          1999
                                                                    ----          ----
                                                                       (In Thousands)

Cash flows from operating activities:
   Interest received                                              $ 30,439        25,727
   Fees and commissions received                                     3,575         2,726
   Proceeds from sale of loans                                      26,684        34,390
   Originations of loans held for sale                             (25,220)      (31,273)
   Interest paid                                                   (15,643)      (12,941)
   Cash paid to suppliers and employees                             (9,202)       (8,583)
   Income taxes paid                                                (2,741)       (1,901)
                                                                  --------       -------
             Net cash provided by operating activities               7,892         8,145
                                                                  --------       -------

Cash flows from investing activities:
   Proceeds from maturities of available-for-sale securities         1,750        15,093
   Proceeds from maturities of held-to-maturity securities           1,840         4,235
   Purchase of held-to-maturity securities                          (1,670)         (863)
   Purchase of available-for-sale securities                        (4,347)      (33,085)
   Loans made to customers, net of repayments                      (58,117)      (48,426)
   Purchase of premises and equipment                                 (373)       (1,572)
   Proceeds from sale of premises and equipment                         11          --
   Proceeds from sale of other real estate                             205           246
                                                                  --------       -------
             Net cash used in investing activities                 (60,701)      (64,372)
                                                                  --------       -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                6,005         4,608
   Net increase in time deposits                                    37,839        25,874
   Increase in securities sold under repurchase agreements           3,261         4,189
   Net increase in advances from Federal Home Loan Bank              1,892          --
   Proceeds from advances from Federal funds purchased                --           2,355
   Repayment of advances from Federal funds purchased                 --          (2,355)
   Dividends paid                                                   (1,580)       (1,447)
   Proceeds from sale of common stock                                1,426         1,282
                                                                  --------       -------
             Net cash provided by financing activities              48,843        34,506
                                                                  --------       -------

Net decrease in cash and cash equivalents                           (3,966)      (21,721)

Cash and cash equivalents at beginning of period                    30,649        41,000
                                                                  --------       -------

Cash and cash equivalents at end of period                        $ 26,683        19,279
                                                                  ========       =======




See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                              2000         1999
                                                              ----         ----
                                                               (In Thousands)

Reconciliation of net earnings to net cash
   provided by operating activities:
     Net earnings                                           $ 4,220        3,828
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                          910          923
         Provision for loan losses                              864          849
         Minority interests in net earnings of commercial
           bank subsidiaries                                    353          181
         FHLB dividend reinvestment                             (68)         (54)
         Loss on sale of premises and equipment                --             10
         Loss (gain) on sale of other real estate                15           (8)
         Decrease in loans held for sale                        905        2,462
         Decrease in refundable income taxes                     26          347
         Increase in deferred tax asset                          (3)         (10)
         Increase in other assets, net                          (17)        (122)
         Increase in interest receivable                       (717)        (690)
         Decrease in taxes payable                             (206)         (46)
         Increase in other liabilities                        1,012          555
         Increase (decrease) in interest payable                598          (80)
                                                            -------       ------
               Total adjustments                              3,672        4,317
                                                            -------       ------

               Net cash provided by operating activities    $ 7,892        8,145
                                                            =======       ======

Supplemental schedule of non-cash activities:
   Unrealized loss in values of securities
     available-for-sale, net of income tax benefit of
     $8,000 and $1,052,000 for the nine months
     ended September 30, 2000 and 1999, respectively        $   (11)      (1,717)
                                                            =======       ======

   Non-cash transfers from loans to other real estate       $   316          331
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999, comprehensive earnings for the three months and nine months ended September 30, 2000 and 1999 and changes in cash flows for the nine months ended September 30, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1999 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:



                                                                  Nine Months Ended
                                                                     September 30,
                                                               -----------------------
                                                                  2000          1999
                                                                  ----          ----
                                                                    (In Thousands)

       Balance, January 1, 2000 and 1999, respectively         $    3,847        3,244
       Add (deduct):
         Losses charged to allowance                                 (494)        (452)
         Recoveries credited to allowance                              80           73
         Provision for loan losses                                    864          849
                                                               ----------   ----------
       Balance, September 30, 2000 and 1999, respectively      $    4,297        3,714
                                                               ==========   ==========



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

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2000 and 1999:


                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                     -------------------------      ------------------------
     (In Thousands, except share amounts)               2000           1999            2000          1999
                                                        ----           ----            ----          ----
     Basic EPS Computation:
       Numerator - earnings available to common
          shareholders                               $    1,530          1,313          4,220          3,828
                                                     ----------      ---------      ---------      ---------
       Denominator - weighted average number
          of common shares outstanding                1,999,203      1,954,632      1,987,512      1,942,768
                                                     ----------      ---------      ---------      ---------

       Basic earnings per common share               $      .76            .67           2.12           1.97
                                                     ==========      =========      =========      =========

     Diluted EPS Computation:
       Numerator - earnings available to common
          shareholders                               $    1,530          1,313          4,220          3,828
                                                     ----------      ---------      ---------      ---------
       Denominator:
          Weighted average number of common
            shares outstanding                        1,999,203      1,954,632      1,987,512      1,942,768
          Dilutive effect of stock options                  583           --              407           --
                                                     ----------      ---------      ---------      ---------
                                                      1,999,786      1,954,632      1,987,919      1,942,768
                                                     ----------      ---------      ---------      ---------

     Diluted earnings per common share               $      .76            .67           2.12           1.97
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

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to sudden adverse interest rate changes, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

RESULTS OF OPERATIONS

         Net earnings increased 10.2% to $4,220,000 for the nine months ended September 30, 2000 from $3,828,000 in the first nine months of 1999. Net earnings were $1,530,000 for the quarter ended September 30, 2000, an increase of $217,000 or 16.5% from $1,313,000 for the three months ended September 30, 1999 and an increase of $102,000 or 7.1% over the quarter ended June 30, 2000. The increase in net earnings during the nine months ending September 30, 2000 was primarily due to a 10.1% increase in net interest income and a 22.0% increase in non-interest income which was partially offset by a 13.3% increase in non-interest expenses.

NET INTEREST INCOME

         Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $4,751,000 or 17.9% during the nine months ended September 30, 2000 as compared to the same period in 1999. The increase in total interest income was $1,987,000 or 21.9% for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 and $717,000 or 6.9% over the second quarter of 2000. The increase in 2000 was primarily attributable to an increase in average earning assets and an increase in interest rates. The ratio of average earning assets to total average assets was 94.0%, 93.7% and 92.6% for the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000, respectively.

                          WILSON BANK HOLDING COMPANY

                              FORM 10-Q, CONTINUED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME, CONTINUED

         Interest expense increased $3,380,000 or 26.3% for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was $1,608,000 or 36.6% for the three months ended September 30, 2000 as compared to the same period in 1999. Interest expense increased $693,000 or 13.1% for the quarter ended September 30, 2000 over the second quarter of 2000. The overall increase in total interest expense for the first nine months of 2000 was primarily attributable to an increase in weighted average interest-bearing liabilities.

         The foregoing resulted in an increase in net interest income of $1,371,000 or 10.1% for the first nine months of 2000 as compared to the same period in 1999. The increase was $379,000 or 8.1% for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 and an increase of $24,000 or 0.5% when compared to the second quarter of 2000.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses was $864,000 and $849,000 for the first nine months of 2000 and 1999, respectively. The provision for possible loan losses during the three month periods ended September 30, 2000 and 1999 was $298,000 and $258,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $4,297,000, an increase of 11.7% from $3,847,000 at December 31, 1999. The allowance for possible loan losses as a percentage of total outstanding loans was 1.0% and 1.1% at September 30, 2000 and December 31, 1999, respectively.

         The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. Management believes the allowance for possible loan losses at September 30, 2000 to be adequate.

NON-INTEREST INCOME

         The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans and gain on sale of other real estate. Total non-interest income for the nine months ended September 30, 2000 increased by 22.0% to $4,134,000 from $3,389,000 for the same period in 1999. The increase was $362,000 or 31.3% during the quarter ended September 30, 2000 compared to the third quarter in 1999 and the increase was $63,000 or 4.3% over the quarter ended June 30, 2000. The overall increase in non-interest income was due primarily to increases in service charges on deposit accounts and other fees and commissions. Service charges on deposit accounts totaled $1,997,000 and $1,520,000 during the nine months ended September 30, 2000 and 1999, respectively, an increase of $477,000 or 31.4%. Service charges on deposit accounts totaled $724,000 and $548,000 during the quarters ended September 30, 2000 and 1999, respectively, an increase of $176,000 or 32.1%. Other fees and commissions increased $372,000 or 30.8% during the nine months ended September 30, 2000 compared to the same period in 1999. Other fees and commissions increased $179,000 or 43.7% during the quarter ended September 30, 2000 compared to the same period in 1999.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST EXPENSE

         Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses, directors' fees, other operating expenses, loss on sale of other real estate, loss on sale of premises and equipment and minority interest in net earnings of subsidiaries. Total non-interest expense increased $1,343,000 or 13.3% during the first nine months of 2000 compared to the same period in 1999. The increase for the quarter ended September 30, 2000 was $324,000 or 9.3% as compared to the comparable quarter in 1999 and the decrease was $86,000 or 2.2% as compared to the second quarter of 2000. The overall increase in non-interest expense was attributable primarily to increases in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased to 221 at September 30, 2000, an increase from 195 at September 30, 1999. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth, specifically as a result of the opening of a new branch in Hermitage, Tennessee since September 30, 1999. Other operating expenses for the nine months ended September 30, 2000 increased to $2,221,000 from $2,015,000 for the comparable period in 1999. Other operating expenses increased $47,000 or 7.0% during the quarter ended September 30, 2000 as compared to the same period in 1999. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

         The Company's income tax expense was $2,558,000 for the nine months ended September 30, 2000, an increase of $366,000 as compared to the comparable period in 1999. Income tax expense was $935,000 for the quarter ended September 30, 2000, an increase of $160,000 over the same period in 1999. The percentage of income tax expense to net income before taxes was 37.7% and 36.4% for the nine months ended September 30, 2000 and 1999, respectively and 37.9% and 37.1% for the quarters ended September 30, 2000 and 1999, respectively. The percentage of income tax expense to net income before tax was 37.8% for the second quarter of 2000. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.7% for the nine months ended September 30, 2000 compared to 2.2% for the nine months ended September 30, 1999.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

         The Company's total assets increased 11.1% to $550,014,000 during the nine months ended September 30, 2000 from $495,218,000 at December 31, 1999. Total assets increased $17,635,000 or 3.3%, $22,221,000 or 4.4% and $14,940,000
or 3.0% during the three month periods ended September 30, 2000, June 30, 2000 and March 31, 2000, respectively. Loans, net of allowance for possible loan losses totaled $411,695,000 at September 30, 2000 or a 16.0% increase compared to $354,758,000 at December 31, 1999. Net loans increased $17,617,000 or 4.4%,
$23,160,000 or 6.2% and $16,160,000 or 4.6% during the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000, respectively. These increases were primarily due to the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $2,481,000 or 3.0% to $86,261,000 at September 30, 2000 from $83,780,000 at
December 31, 1999. Securities increased $1,348,000 or 1.6% during the three months ended September 30, 2000. The increase in securities included a net unrealized loss of $17,000 during the nine month period ending September 30, 2000. Federal funds sold decreased $1,864,000 to $12,064,000 at September 30, 2000 from $13,928,000 at December 31, 1999.

         Total liabilities increased by 11.0% to $513,709,000 for the nine months ended September 30, 2000 compared to $462,968,000 at December 31, 1999. The increase by quarter totaled $15,677,000 or 3.1%, $20,872,000 or 4.4% and $14,192,000 or 3.1% during the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000, respectively. These increases were composed primarily of a $43,844,000 or 9.8% increase in total deposits and an increase of $3,261,000 or 38.2% in securities sold under repurchase agreements during the nine months ended September 30, 2000. Federal Home Loan Bank Advances increased $1,892,000 during the nine months ended September 30, 2000.

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company's first mortgage single family residential, consumer and credit card loans, which total approximately $202,254,000, $53,443,000 and $2,074,000, respectively at September 30, 2000, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2000, the Company had nonaccrual loans totaling $132,000 as compared to $84,000 at December 31, 1999.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2000, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         Impaired loans and related allowance for loan loss amounts at September 30, 2000 and December 31, 1999 were as follows:


                                                   September 30, 2000      December 31, 1999
                                                 ----------------------  -----------------------
                                                             Allowance                 Allowance
                                                  Recorded     for        Recorded        for
                   (In Thousands)                Investment  Loan Loss   Investment    Loan Loss
                                                 ----------  ---------   ----------    ---------

         Impaired loans with allowance for
           loan loss                               $   --        --             84           30
         Impaired loans with no allowance for
           loan loss                                   --        --          --          --
                                                   --------    -------    --------     --------
                                                   $   --        --             84           30
                                                   ========    =======    ========     ========


         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the nine months ended September 30, 2000 and September 30, 1999 was insignificant. There was no interest income recognized on these loans during 1999.

         The following schedule details selected information as to non-performing loans of the Company at September 30, 2000:


                                                               Past Due
                                                               90 Days       Non-Accrual
                                                               -------       -----------
                                                                    (In Thousands)

         Real estate loans                                    $      652              126
         Installment loans                                           178                6
         Commercial, financial and agricultural
           loans                                                  --                --
                                                              ----------        ---------
                                                              $      830              132
                                                              ==========        =========

         Renegotiated loans                                   $    --               --
                                                              ==========        =========


         Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2000 totaled $962,000, an increase from $506,000 at December 31, 1999. During the three months ended September 30, 2000, non-performing loans increased $151,000 or 18.6% from $811,000 at June 30, 2000.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         At September 30, 2000, loans totaling $1,208,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans, $834,000 are real estate loans and $374,000 are other types of loans. The collateral values securing these loans total approximately $1,385,000, ($1,104,000 related to real property and $281,000 related to other loans). The internally classified loans have increased $470,000 or 63.7% from $738,000 at December 31, 1999. Internally classified real estate loans increased $446,000 and other loans increased $24,000 from December 31, 1999 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

         Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2000, the Company's liquid assets totaled $40,305,000.

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

         The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $3.5 million mature or will be subject to rate adjustments within the next twelve months.

         A secondary source of liquidity is the Bank's loan portfolio. At September 30, 2000 loans of approximately $290.4 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND ASSET MANAGEMENT, CONTINUED

         As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $91.3 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

         Capital. At September 30, 2000, total stockholders' equity was $36,305,000 or 6.6% of total assets, which compares with $32,250,000 or 6.5% of total assets at December 31, 1999. The dollar increase in stockholders' equity during the nine months ended September 30, 2000 results from the Company's net income of $4,220,000, the net effect of a $11,000 unrealized loss on investment securities net of applicable income taxes, less cash dividends declared of $1,580,000, of which $1,426,000 was reinvested under the Company's dividend reinvestment plan.

         The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and its subsidiary banks have none, and a part of the allowance for possible loans losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines requires the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 2000 the Company's total risk-based capital ratio was 11.6% and its Tier I risk-based capital ratio was approximately 10.5% compared to ratios of 12.0% and 10.9%, respectively at December 31, 1999. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 2000, the Company had a leverage ratio of 7.5%, compared to 7.7% at December 31, 1999.

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

         There have been no material changes in reported market risks during the nine months ended September 30, 2000.

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

              None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at September 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 2000.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             WILSON BANK HOLDING COMPANY
                                      ------------------------------------------
                                                     (Registrant)





DATE:    November 10, 2000            /s/  Randall Clemons
     --------------------------       ------------------------------------------
                                      Randall Clemons
                                      President and Chief Executive Officer


DATE:    November 10, 2000            /s/  Becky Taylor
      -------------------------       ------------------------------------------
                                      Becky Taylor
                                      Sr. Vice President & Cashier