Form 10-K
period 2000-12-31
WILSON BANK HOLDING CO
filed 2001-04-02
CIK 885275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission file number 0-10402

                           WILSON BANK HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

             Tennessee                                        62-1497076
 ---------------------------------                      ----------------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification Number)

        623 West Main Street
         Lebanon, Tennessee                                      37087
----------------------------------------                       ----------
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

                                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2001, was approximately $72,479,506. The market value calculation was determined using $36.25 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 1, 2001 were 2,029,555.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                          Documents from which portions
Part of Form 10-K                         are incorporated by reference
-------------------------------     --------------------------------------------

Part II                             Portions of the Registrant's Annual
                                    Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Items 5, 6, 7, and 8.

Part III                            Portions of the Registrant's Proxy
                                    Statement relating to the Registrant's
                                    Annual Meeting of Shareholders to be held on April 10, 2001 are incorporated by reference into Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Wilson Bank Holding Company (the "Company") was incorporated on March 17, 1992 under the laws of the State of Tennessee. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Wilson Bank and Trust (the "Bank") and act as a one-bank holding company. On November 17, 1992, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of a plan of share exchange and agreement.

All of the Company's banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, DeKalb Community Bank ("DCB") and Community Bank of Smith County ("CBSC"). The Bank, on December 31, 2000, had eight full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee and one full service banking office in western Davidson County. The Bank has one wholly-owned subsidiary, Hometown Finance, Inc., which is a finance company organized under the Tennessee Industrial Loan and Thrift Companies Act (the "Finance Company"). DCB had two full service banking offices in DeKalb County, one office located in Smithville, Tennessee and one office located in Alexandria, Tennessee. CBSC had one office located in Carthage, Smith County, Tennessee. DCB began operations in April 1996 and CBSC began operations in December 1996. As of December 31, 2000, revenues and expenses of DCB and CBSC, have not had a material effect on the earnings of the Company. On October 1, 1999, the Company stopped transacting new business through the Finance Company. The loans made by the Finance Company, while still assets of the Finance Company, are currently being collected by the Company. Additionally, all of the employees of the Finance Company are currently employees of the Company.

The Company's principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank's branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; and 4736 Andrew Jackson Parkway in Hermitage, Tennessee. Management believes that Wilson County and Trousdale County offer an environment for continued banking growth in the Company's target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2000, the Company reported net earnings of approximately $5.6 million and had total assets of approximately $602.2 million.

DeKalb County Bank was organized and began operations as a de novo state chartered bank in 1996. DCB is 50% owned by the Company and 50% owned by residents of DeKalb County. DCB operates two full-service branches, one in Smithville and one in Alexandria, Tennessee. DCB is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956.

Management believes that DeKalb County offers an environment for continued growth since it is geographically close to Wilson County, and the only other locally-owned bank in DeKalb County was acquired by a larger bank in 2000, leaving DCB as the only locally-owned bank in DeKalb County. DCB offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. DCB does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of DCB. Furthermore, no concentration of loans exists within a single industry or group of related industries.

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

FINANCIAL AND STATISTICAL INFORMATION

The Company's audited consolidated financial statements, selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000 filed as Exhibit 13 to this Form 10-K (the "2000 Annual Report"), are incorporated herein by reference.

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

In November 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") became law. Under the GLB Act, a "financial holding company" may engage in activities the Board determines to be financial in nature or incidental to such financial activity or complementary to a financial activity and not a substantial risk to the safety and soundness of such depository institutions or the financial system. Generally, such companies may engage in a wide range of securities activities and insurance underwriting and agency activities. The Company has not made application to the Board to become a "financial holding company."

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

The Company, the Bank, DCB and CBSC are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act, respectively, on any extensions of credit to the bank holding company or its subsidiary banks, on investments in the stock or other securities of the bank holding company or its subsidiary banks, and on taking such stock or other securities as collateral for loans of any borrower. The Bank, DCB and CBSC all take Company Common Stock as collateral for borrowings subject to the aforementioned restrictions.

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

The maximum permissible rates of interest on most commercial and consumer loans made by the Company's bank subsidiaries are governed by Tennessee's general usury law and the Tennessee Industrial Loan and Thrift Companies Act ("Industrial Loan Act"). Certain other usury laws affect limited classes of loans, but the Company believes that the laws referenced above are the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is generally applicable to most of the loans made by the Company's bank subsidiaries in Tennessee, authorizes an interest rate of up to 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

COMPETITION

The banking industry is highly competitive. The Company, through its subsidiary banks, competes with national and state banks for deposits, loans, and trust and other services.

The Bank competes with much larger commercial banks in Wilson County, the Bank's primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered out of Tennessee and four banks owned by Tennessee multi-bank holding companies. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with two credit unions located in Wilson County.

DCB competes with much larger commercial banks in DeKalb County, including two banks owned by Tennessee multi-bank holding companies. While these institutions enjoy existing depositor relationships and greater financial resources than DCB and can be expected to offer a wider range of banking services, the Company believes that DCB can expect to attract customers since it is locally owned and most loan and management decisions will be made at the local level. In addition, the DCB is the only locally-owned commercial bank headquartered in DeKalb County.

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

EMPLOYMENT

As of March 20, 2001, the Company and its subsidiaries collectively employed 209 full-time equivalent employees and 24 part-time employees. Additional personnel will be hired as needed to meet future growth.

STATISTICAL INFORMATION REQUIRED BY GUIDE 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis sections in the Company's 2000 Annual Report. Certain information not contained in the Company's 2000 Annual Report, but required by Guide 3, is contained in the tables immediately following:









                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



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

         Non-accrual loans have been included in the loan category. Loan fees of $508,000, $394,000 and $488,000 for 2000, 1999 and 1998, respectively, are included in loan income and represent an adjustment of the yield on these loans.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                   ------------------------------------------------------------------------------------------------
                                              2000                                 1999                          2000/1999 CHANGE
                                   ------------------------------    -------------------------------   ----------------------------
                                   Average    Interest    Income/      Average  Interest   Income/     Due to     Due to
                                   Balance      Rate      Expense      Balance    Rate     Expense     Volume      Rate      Total
                                   ------------------------------    -------------------------------  -----------------------------
Loans, net of unearned interest     $395,441     9.04%     35,743     326,396     8.87%     28,937      6,124        682      6,806

Investment securities - taxable       68,926     6.86       4,727      66,096     6.61       4,371        187        169        356

Investment securities -
   tax exempt                         14,933     5.55         829      15,758     5.27         830        (43)        42         (1)

Taxable equivalent adjustment             --     2.86         427          --     2.72         428        (23)        22         (1)
                                   ------------------------------    -------------------------------                         ------

      Total tax-exempt
        investment securities         14,933     8.41       1,256      15,758     7.99       1,258        (66)        64         (2)
                                   ------------------------------    -------------------------------                         ------

Total investment securities           83,859     7.13       5,983      81,854     6.88       5,629        138        216        354
                                   ------------------------------    -------------------------------                         ------

Loans held for sale                    1,626     5.78          94       2,270     5.64         128        (36)         2        (34)

Federal funds sold                    18,114     5.70       1,033      20,151     4.60         927        (94)       200        106
                                   ------------------------------    -------------------------------                         ------

       Total earning assets          499,040     8.59      42,853     430,671     8.27      35,621      5,654      1,578      7,232
                                   ------------------------------    -------------------------------                         ------

Cash and due from banks               13,747                           13,019

Allowance for possible loan
   losses                             (4,190)                          (3,573)

Bank premises and equipment           15,867                           15,274

Other assets                           8,408                            6,612
                                   ---------                         --------
       Total assets                $ 532,872                          462,003
                                   =========                         ========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000




                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                 --------------------------------------------------------------------------------------------------
                                              2000                                1999                         2000/1999 CHANGE
                                 ------------------------------      ------------------------------       -------------------------
                                   Average    Interest  Income/       Average   Interest    Income/        Due to   Due to
                                   Balance     Rate     Expense       Balance     Rate      Expense        Volume    Rate     Total
                                 ------------------------------      ------------------------------       -------------------------
Deposits:
  Negotiable order of
    withdrawal accounts          $   30,884     1.87%       577        25,287      1.61%        406            90       81      171
  Money market demand
    accounts                         94,759     3.75      3,549        89,737      3.47       3,117           174      258      432
  Individual retirement              22,067     5.97      1,318        19,444      5.46       1,061           143      114      257
    accounts
  Other savings deposits             24,881     4.72      1,175        20,867      4.07         850           163      162      325
  Certificates of deposit
    $100,000 and over                90,057     6.09      5,483        80,567      5.34       4,301           507      675    1,182
  Certificates of deposit
    under $100,000                  167,885     6.05     10,159       135,085      5.41       7,312         1,774    1,073    2,847
                                 ------------------------------      ------------------------------                         -------
      Total interest-bearing
        deposits                    430,533     5.17     22,261       370,987      4.60      17,047         2,739    2,475    5,214

  Demand                             49,300       --         --        44,246        --          --                              --
                                 ------------------------------      ------------------------------                         -------
      Total deposits                479,833     4.64     22,261       415,233      4.11      17,047         2,655    2,559    5,214
                                 ------------------------------      ------------------------------                         -------

Securities sold under
  repurchase agreements               9,304     5.40        502         9,374      4.35         408            (3)      97       94
Federal funds purchased                 173     4.62          8            48      4.17           2             5        1        6
Advances from Federal Home
  Loan Bank                           1,234     7.21         89            --        --          --            89       --       89
                                 ------------------------------      ------------------------------                         -------
      Total deposits and
        borrowed funds              490,544     4.67     22,860       424,655      4.11      17,457         2,708    2,695    5,403
                                 ------------------------------      ------------------------------                         -------

Other liabilities                     7,965                             6,788

Stockholders' equity                 34,363                            30,560
                                 ----------                          --------
      Total liabilities and
        stockholders' equity     $  532,872                           462,003
                                 ==========                          ========

Net interest income                                      19,993                              18,164
                                                        =======                             =======

Net yield on earning assets                     4.01%                              4.22%
                                              ======                              =====
Net interest spread                             3.92%                              4.16%
                                              ======                              =====

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000


                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                   -----------------------------------------------------------------------------------------------
                                                1999                            1998                         1999/1998 CHANGE
                                   -------------------------------  -------------------------------  -----------------------------
                                    Average    Interest   Income/    Average    Interest   Income/    Due to      Due to
                                    Balance      Rate     Expense    Balance      Rate     Expense    Volume       Rate      Total
                                   -------------------------------  -------------------------------  -----------------------------
Loans, net of unearned interest     $326,396     8.87%     28,937     263,605     9.40%     24,790     5,902     (1,755)    4,147

Investment securities - taxable       66,096     6.61       4,371      52,371     6.64       3,480       911        (20)      891

Investment securities -
   tax exempt                         15,758     5.27         830      20,356     5.53       1,126      (254)       (42)     (296)

Taxable equivalent adjustment             --     2.72         428          --     2.85         580      (131)       (21)     (152)
                                   -------------------------------  -------------------------------                         ------
       Total tax-exempt
        investment securities         15,758     7.99       1,258      20,356     8.38       1,706      (385)       (63)     (448)
                                   -------------------------------  -------------------------------                         ------
Total investment securities           81,854     6.88       5,629      72,727     7.13       5,186       651       (208)      443
                                   -------------------------------  -------------------------------                         ------
Loans held for sale                    2,270     5.64         128       3,534     6.20         219       (78)       (13)      (91)
Federal funds sold                    20,151     4.60         927      26,113     5.11       1,335      (305)      (103)     (408)
                                   -------------------------------  -------------------------------                         ------
       Total earning assets          430,671     8.27      35,621     365,979     8.62      31,530     5,576     (1,485)    4,091
                                   -------------------------------  -------------------------------                         ------
Cash and due from banks               13,019                           11,041

Allowance for possible loan
   losses                             (3,573)                          (3,170)

Bank premises and equipment           15,274                           13,110

Other assets                           6,612                            4,856
                                  ----------                        ---------

       Total assets               $  462,003                          391,816
                                  ==========                        =========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                   ---------------------------------------------------------------------------------------------
                                               1999                            1998                    1999/1998 CHANGE
                                   -----------------------------   -----------------------------    ----------------------------
                                   Average    Interest   Income/   Average    Interest   Income/    Due to    Due to
                                   Balance      Rate     Expense   Balance      Rate     Expense    Volume     Rate        Total
                                   -------    --------   -------   -------    --------   -------    ------    ------       -----
Deposits:
  Negotiable order of
    withdrawal accounts          $ 25,287     1.61%        406      21,821     1.94%        423        67        (84)        (17)
  Money market demand
    accounts                       89,737     3.47       3,117      72,828     3.79       2,758       640       (281)        359
  Individual retirement
    accounts                       19,444     5.46       1,061      16,530     5.68         939       165        (43)        122
  Other savings deposits           20,867     4.07         850      18,225     4.57         833       121       (104)         17
  Certificates of deposit
    $100,000 and over              80,567     5.34       4,301      66,993     5.82       3,902       790       (391)        399
  Certificates of deposit
    under $100,000                135,085     5.41       7,312     117,296     5.76       6,760     1,025       (473)        552
                                 -----------------------------    -----------------------------                           ------
      Total interest-bearing
        deposits                  370,987     4.60      17,047     313,693     4.98      15,615     2,853     (1,421)      1,432

  Demand                           44,246       --          --      36,513       --          --                               --
                                 -----------------------------    -----------------------------                           ------
      Total deposits              415,233     4.11      17,047     350,206     4.46      15,615     2,900     (1,468)      1,432
                                 -----------------------------    -----------------------------                           ------

Securities sold under
  repurchase agreements             9,374     4.35         408       8,503     4.54         386        39        (17)         22
Federal funds purchased                48     4.17           2          54     3.70           2        --         --          --
                                 -----------------------------    -----------------------------                           ------
      Total deposits and
        borrowed funds            424,655     4.11      17,457     358,763     4.46      16,003     2,939      1,485       1,454
                                 -----------------------------    -----------------------------                           ------

Other liabilities                   6,788                            6,118

Stockholders' equity               30,560                           26,935
                                 --------                         --------
      Total liabilities and
        stockholders' equity     $462,003                          391,816
                                 ========                         ========

Net interest income                                     18,164                           15,527
                                                       =======                           ======

Net yield on earning assets                   4.22%                            4.24%
                                              ====                             ====

Net interest spread                           4.16%                            4.16%
                                              ====                             ====

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



II.      Investment Portfolio:

         A.     Securities at December 31, 2000 consist of the following:



                                                                        SECURITIES HELD-TO-MATURITY
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost             Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------
                Obligations of states and
                   political subdivisions            $    13,966               132               90            14,008
                Mortgage-backed securities                 3,083                13               52             3,044
                                                     -------------     -------------    -------------     -------------

                                                     $    17,049               145              142            17,052
                                                     =============     =============    =============     =============


                                                                       SECURITIES AVAILABLE-FOR-SALE
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost             Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------

                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                  $    72,732                38            1,151            71,619
                Obligations of states and
                   political subdivisions                  1,851                16                2             1,865
                Mortgage-backed securities                   530                 5                4               531
                                                     -------------     -------------    -------------     -------------

                                                     $    75,113                59            1,157            74,015
                                                     =============     =============    =============     =============

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



II.      Investment Portfolio, Continued:

         A.       Continued:

                  Investment securities at December 31, 1999 consist of the following:



                                                                        SECURITIES HELD-TO-MATURITY
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                           Gross            Gross           Estimated
                                                       Amortized        Unrealized       Unrealized          Market
                                                         Cost              Gains           Losses             Value
                                                     -------------     -------------    -------------     -------------
                Obligations of states and
                   political subdivisions            $    13,398                59              298            13,159
                Mortgage-backed securities                 3,339                14               37             3,316
                                                     -------------     -------------    -------------     -------------

                                                     $    16,737                73              335            16,475
                                                     =============     =============    =============     =============

                                                                       SECURITIES AVAILABLE-FOR-SALE
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                           Gross            Gross           Estimated
                                                       Amortized         Unrealized      Unrealized          Market
                                                         Cost              Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------
                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                  $    66,859                 1            2,882            63,978
                Obligations of states and
                   political subdivisions                  2,232                13                8             2,237
                Mortgage-backed securities                   840                 2               14               828
                                                     -------------     -------------    -------------     -------------

                                                     $    69,931                16            2,904            67,043
                                                     =============     =============    =============     =============

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



II.      Investment Portfolio, Continued:

         A.       Continued:

                  Investment securities at December 31, 1998 consist of the following:



                                                                        SECURITIES HELD-TO-MATURITY
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost             Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------
                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                  $     1,097                 7               --             1,104
                Obligations of states and
                   political subdivisions                 15,202               479               --            15,681
                Mortgage-backed securities                 4,109                15               39             4,085
                                                     -----------       -----------      -----------       -----------

                                                     $    20,408               501               39            20,870
                                                     ===========       ===========      ===========       ===========


                                                                       SECURITIES AVAILABLE-FOR-SALE
                                                     ------------------------------------------------------------------
                                                                              (In Thousands)
                                                                          Gross            Gross           Estimated
                                                      Amortized         Unrealized       Unrealized          Market
                                                         Cost             Gains            Losses            Value
                                                     -------------     -------------    -------------     -------------

                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                  $    49,189               283               43            49,429
                Obligations of states and
                   political subdivisions                  2,732                91                -             2,823
                Mortgage-backed securities                   922                 7                1               928
                                                     -----------       -----------      -----------       -----------

                                                     $    52,843               381               44            53,180
                                                     ===========       ===========      ===========       ===========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



II.      Investment Portfolio, Continued:

         B. The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2000:


                                                                                      Estimated          Weighted
                                                                     Amortized          Market            Average
                Held-To-Maturity Securities                             Cost            Value             Yields
                                                                    ------------     -----------       -------------
                                                                              (In Thousands, Except Yields)

                U.S. Treasury and other U.S. Government
                   agencies and corporations, including
                   mortgage-backed securities:
                     Less than one year                             $         --              --                  --%
                     One to five years                                         3               3                9.80
                     Five to ten years                                     2,432           2,386                7.36
                     More than ten years                                     648             655                7.02
                                                                    ------------     -----------       -------------
                         Total securities of U.S. Treasury
                           and other U.S. Government
                           agencies and corporations                       3,083           3,044                7.29
                                                                    ------------     -----------       -------------

                Obligations of states and political subdivisions*:
                     Less than one year                                    1,105           1,106                7.57
                     One to five years                                     4,261           4,305                7.82
                     Five to ten years                                     4,495           4,535                7.77
                     More than ten years                                   4,105           4,062                7.97
                                                                    ------------     -----------       -------------
                         Total obligations of states and
                           political subdivisions                         13,966          14,008                7.83
                                                                    ------------     -----------       -------------

                         Total held-to-maturity securities          $     17,049          17,052                7.73%
                                                                    ============     ===========       =============


* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



II.      Investment Portfolio, Continued:

         B.       Continued:

                                                                                       Estimated          Weighted
                                                                      Amortized          Market           Average
                Available-For-Sale Securities                           Cost             Value             Yields
                                                                    -------------    --------------    -------------
                                                                              (In Thousands, Except Yields)

                U.S. Treasury and other U. S. Government
                   agencies and corporations, including
                   mortgage-backed securities:
                     Less than one year                             $        745             745                6.41%
                     One to five years                                    17,494          17,381                6.16
                     Five to ten years                                    47,102          46,226                6.65
                     More than ten years                                   6,281           6,158                7.17
                                                                    ------------     -----------       -------------
                         Total securities of U.S. Treasury
                           and other U.S. Government
                           agencies and corporations                      71,622          70,510                6.57
                                                                    ------------     -----------       -------------

                Obligations of states and political
                   subdivisions*:
                     Less than one year                                      206             207               11.33
                     One to five years                                       879             880                7.69
                     Five to ten years                                       564             578                8.65
                     More than ten years                                     202             200                7.49
                                                                    ------------     -----------       -------------
                         Total obligations of states and
                           political subdivisions                          1,851           1,865                8.37
                                                                    ------------     -----------       -------------

                Other:
                   Bankers Bank stock                                         88              88                3.01
                   Federal Home Loan Bank stock                            1,552           1,552                8.68
                                                                    ------------     -----------       -------------

                         Total available-for-sale securities        $     75,113          74,015                6.66%
                                                                    ============     ===========       =============


* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



III.     Loan Portfolio:

         A.       Loan Types

                  The following schedule details the loans of the Company at December 31, 2000, 1999, 1998, 1997 and 1996:

                                                                              In Thousands
                                            -------------------------------------------------------------------------------
                                                2000             1999             1998             1997             1996
                                            -----------      -----------      -----------      -----------      -----------
                Commercial, financial and
                   agricultural             $   157,254          121,438          100,217           82,515           57,449
                Real estate - construction       31,531           27,184           21,809           18,159           16,828
                Real estate - mortgage          195,480          164,852          130,927          103,155           80,955
                Installment                      48,198           45,710           44,299           38,423           32,558
                                            -----------      -----------      -----------      -----------      -----------
                     Total loans                432,463          359,184          297,252          242,252          187,790

                Less unearned interest             (174)            (579)          (1,322)          (1,696)          (1,696)
                                            -----------      -----------      -----------      -----------      -----------

                     Total loans, net of
                      unearned interest         432,289          358,605          295,930          240,556          186,094

                Less allowance for
                   possible loan
                   losses                        (4,525)          (3,847)          (3,244)          (2,890)          (2,452)
                                            -----------      -----------      -----------      -----------      -----------

                     Net loans              $   427,764          354,758          292,686          237,666          183,642
                                            ===========      ===========      ===========      ===========      ===========

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 2000



III.     Loan Portfolio, Continued:

         B.       Maturities and Sensitivities of Loans to Changes in Interest
                  Rates

                  The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2000:


                                                                              In Thousands
                                                     ---------------------------------------------------------------
                                                                        1 Year to
                                                      Less Than         Less Than         After 5
                                                        1 Year           5 Years           Years             Total
                                                     -------------     -------------    -------------     -----------
                Maturity Distribution:

                   Commercial, financial
                     and agricultural                $    81,203            45,661           30,390           157,254

                   Real estate - construction             31,420                95               16            31,531
                                                     -----------       -----------      -----------       -----------

                                                     $   112,623            45,756           30,406           188,785
                                                     ===========       ===========      ===========       ===========

                Interest-Rate Sensitivity:

                   Fixed interest rates              $    99,029            34,869           11,363           145,261

                   Floating or adjustable
                     interest rates                       13,594            10,887           19,043            43,524
                                                     -----------       -----------      -----------       -----------

                        Total commercial,
                          financial and
                          agricultural loans
                          plus real estate -
                          construction loans         $   112,623            45,756           30,406           188,785
                                                     ===========       ===========      ===========       ===========


*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



III.     Loan Portfolio, Continued:

         C.       Risk Elements

                  The following schedule details selected information as to non-performing loans of the Company at December 31, 2000, 1999, 1998, 1997 and 1996:


                                                                           In Thousands, Except Percentages
                                                    -----------------------------------------------------------------------------
                                                        2000                1999             1998            1997           1996
                                                    ------------         -----------        -------        -------        -------

                  Non-accrual loans:
                   Commercial, financial and
                     agricultural                   $         --                  --             --              1             24
                   Real estate - construction                 --                  --             --             --             --
                   Real estate - mortgage                     --                  --             25              6             59
                   Installment                               100                  84            198            153            177
                   Lease financing receivable                 --                  --             --             --             --
                                                    ------------         -----------        -------        -------        -------
                       Total non-accrual            $        100                  84            223            160            260
                                                    ============         ===========        =======        =======        =======

                  Loans 90 days past due:
                   Commercial, financial and
                     agricultural                   $         --                  --             --             30             80
                   Real estate - construction                 --                  --             --             --             --
                   Real estate - mortgage                     68                 197            118             66            344
                   Installment                               222                 225            438          1,123            370
                   Lease financing receivable                 --                  --             --             --             --
                                                    ------------         -----------        -------        -------        -------
                       Total loans 90 days
                         past due                   $        290                 422            556          1,219            794
                                                    ============         ===========        =======        =======        =======

                  Renegotiated loans:
                   Commercial, financial and
                     agricultural                   $         --                  --             --             --             --
                   Real estate - construction                 --                  --             --             --             --
                   Real estate - mortgage                     --                  --             --             --             --
                   Installment                                --                  --             --             --             --
                   Lease financing receivable                 --                  --             --             --             --
                                                    ------------         -----------        -------        -------        -------
                       Total renegotiated
                        loans past due              $         --                  --             --             --             --
                                                    ============         ===========        =======        =======        =======

                  Loans current - considered
                   uncollectible                    $         --                  --             --             --             --
                                                    ============         ===========        =======        =======        =======

                       Total non-performing
                        loans                       $        390                 506            779          1,379          1,054
                                                    ============         ===========        =======        =======        =======

                       Total loans, net of
                        unearned interest           $    432,289             358,605        295,930        240,556        186,094
                                                    ============         ===========        =======        =======        =======

                       Percent of total loans
                        outstanding, net of
                        unearned interest                   0.09%               0.14           0.26           0.57           0.57
                                                    ============         ===========        =======        =======        =======

                  Other real estate                 $        425                 221            138             63             --
                                                    ============         ===========        =======        =======        =======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



III.     Loan Portfolio, Continued:

         C.       Risk Elements, Continued:

                  The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $100,000 at December 31, 2000, $84,000 at December 31, 1999, $223,000 at December 31, 1998, $160,000 at December 31,
                  1997 and $260,000 at December 31, 1996. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2000 if the loans had been current totaled $17,000 as compared to $8,000 in 1999, $16,000 in
                  1998, $11,000 in 1997 and $12,000 in 1996. The amount of
                  interest income recognized on total loans during 2000 totaled $35,743,000 as compared to $28,937,000 in 1999, $24,790,000 in
                  1998, $20,466,000 in 1997 and $15,725,000 in 1996.

                  At December 31, 2000, loans, which include the above, totaling $1,271,000 were included in the Company's internal classified loan list. Of these loans $858,000 are real estate and $413,000 are various other types of loans. The collateral values securing these loans total approximately $1,554,000, ($1,324,000 related to real property and $230,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                  At December 31, 2000 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

                  At December 31, 2000 and 1999 other real estate totaled $425,000 and $221,000, respectively.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



III.     Loan Portfolio, Continued:

         C.       Risk Elements, Continued:

                  There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2000 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



IV.      Summary of Loan Loss Experience:

         The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2000, 1999, 1998, 1997 and 1996 and the years then ended.

                                                                 In Thousands, Except Percentages
                                             ------------------------------------------------------------------------------
                                               2000               1999             1998             1997             1996
                                             ---------          --------         --------         --------         --------
        Allowance for loan losses
         at beginning of period              $   3,847             3,244            2,890            2,452            1,944
                                             ---------          --------         --------         --------         --------

         Less:  net of loan
           charge-offs:
          Charge-offs:
            Commercial, financial and
             agricultural                           (6)               --               --               --               (1)
            Real estate construction                --                --               --               --               --
            Real estate - mortgage                (186)              (50)            (100)              (9)              --
            Installment                           (681)             (539)            (605)            (477)            (173)
            Lease financing                         --                --               --               --               --
                                             ---------          --------         --------         --------         --------
                                                  (873)             (589)            (705)            (486)            (174)
                                             ---------          --------         --------         --------         --------

         Recoveries:
            Commercial, financial and
             agricultural                           --                --               --               --               --
            Real estate construction                --                --               --               --               --
            Real estate - mortgage                  --                --                2               --               --
            Installment                            134                89               47               96               17
            Lease financing                         --                --               --               --               --
                                             ---------          --------         --------         --------         --------
                                                   134                89               49               96               17
                                             ---------          --------         --------         --------         --------
               Net loan charge-offs               (739)             (500)            (656)            (390)            (157)
                                             ---------          --------         --------         --------         --------

         Provision for loan losses
          charged to expense                     1,417             1,103            1,010              828              665
                                             ---------          --------         --------         --------         --------

         Allowance for loan losses at
          end of period                      $   4,525             3,847            3,244            2,890            2,452
                                             =========          ========         ========         ========         ========

         Total loans, net of unearned
          interest, at end of year           $ 432,289           358,605          295,930          240,556          186,094
                                             =========          ========         ========         ========         ========

         Average total loans out-
          standing, net of unearned
          interest, during year              $ 395,441           326,396          263,605          215,073          165,807
                                             =========          ========         ========         ========         ========

         Net charge-offs as a
          percentage of average total
          loans outstanding, net of
          unearned interest, during
          year                                    0.19%             0.15             0.25             0.18             0.09
                                             =========          ========         ========         ========         ========

         Ending allowance for loan
          losses as a percentage of
          total loans outstanding net
          of unearned interest, at
          end of year                             1.05%             1.07             1.10             1.20             1.32
                                             =========          ========         ========         ========         ========


                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000

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

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:


                                                December 31, 2000                         December 31, 1999
                                          -------------------------------          --------------------------------
                                                            Percent of                               Percent of
                                                             Loans In                                 Loans In
                                              In          Each Category                In           Each Category
                                           Thousands      To Total Loans            Thousands      To Total Loans
                                          ------------    ---------------          ------------    ----------------
                Commercial, financial
                  and agricultural        $     480              36.4%             $     463              33.8%
                Real estate construction        535               7.3                    232               7.6
                Real estate mortgage          2,981              45.2                  2,171              45.9
                Installment                     529              11.1                    981              12.7
                                          ---------       -----------              ---------        ----------
                                          $   4,525             100.0%             $   3,847             100.0%
                                          =========       ===========              =========        ==========

                                                December 31, 1998                         December 31, 1997
                                          -------------------------------          --------------------------------
                                                            Percent of                               Percent of
                                                             Loans In                                 Loans In
                                              In          Each Category                In           Each Category
                                           Thousands      To Total Loans            Thousands      To Total Loans
                                          ------------    ---------------          ------------    ----------------
                Commercial, financial
                  and agricultural        $     396              33.7%             $     483              34.1%
                Real estate construction        184               7.3                    249               7.5
                Real estate mortgage          1,785              44.1                  1,552              42.6
                Installment                     879              14.9                    606              15.8
                                          ---------       -----------              ---------        -----------
                                          $   3,244             100.0%             $   2,890             100.0%
                                          =========       ===========              =========        ==========




                                                 December 31, 1996
                                          ------------------------------
                                                         Percent of
                                                          Loans In
                                              In        Each Category
                                           Thousands    To Total Loans
                                          ----------    --------------
                Commercial, financial
                  and agricultural        $     357              30.6%
                Real estate construction        217               9.0
                Real estate mortgage          1,348              43.1
                Installment                     530              17.3
                                          ---------       -----------
                                          $   2,452             100.0%
                                          =========       ===========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



V.       Deposits:

         The average amounts and average interest rates for deposits for 2000, 1999 and 1998 are detailed in the following schedule:

                                        2000                          1999                        1998
                              -----------------------       -------------------------    -----------------------
                               Average                       Average                      Average
                               Balance                       Balance                      Balance
                                  In          Average          In            Average        In          Average
                              Thousands        Rate         Thousands          Rate      Thousands        Rate
                              ---------      --------       ---------        -------     ---------      --------
Non-interest bearing
   deposits                    $ 49,300           --%         44,246              --       36,513           --%
Negotiable order of
   withdrawal accounts           30,884         1.87%         25,287            1.61%      21,821         1.94%
Money market
   demand accounts               94,759         3.75%         89,737            3.47%      72,828         3.79%
Individual retirement
   accounts                      22,067         5.97%         19,444            5.46%      16,530         5.68%
Other savings                    24,881         4.72%         20,867            4.07%      18,225         4.57%
Certificates of deposit
   $100,000 and over             90,057         6.09%         80,567            5.34%      66,993         5.82%
Certificates of deposit
   under $100,000               167,885         6.05%        135,085            5.41%     117,296         5.76%
                               --------        -----        --------           -----     --------        -----
                               $479,833         4.64%        415,233            4.11%     350,206         4.46%
                               ========        =====        ========           =====     ========        =====


         The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2000:

                                                                                       In Thousands
                                                                    ----------------------------------------------------
                                                                     Certificates        Individual
                                                                          of             Retirement
                                                                       Deposit            Accounts            Total
                                                                    ---------------    ---------------     -------------
                Less than three months                              $    33,636                  136            33,772

                Three to six months                                      27,636                   88            27,724

                Six to twelve months                                     36,109                  805            36,914

                More than twelve months                                   9,809                3,612            13,421
                                                                    -----------        -------------       -----------

                                                                    $   107,190                4,641           111,831
                                                                    ===========        =============       ===========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



VI.      Return on Equity and Assets:

         The following schedule details selected key ratios of the Company at December 31, 2000, 1999, and 1998:

                                                                         2000              1999               1998
                                                                       ---------         ---------         ----------
                Return on assets (1)                                      1.14%              1.12%              1.18%
                   (Net income divided by average total assets)

                Return on equity                                         16.39%             16.04%             16.72%
                   (Net income divided by average equity)

                Dividend payout ratio                                    28.27%             29.76%             27.00%
                   (Dividends declared per share divided by
                     net income per share) (2)

                Equity to asset ratio                                     6.45%              6.61%              6.87%
                   (Average equity divided by average total assets)

                Leverage capital ratio                                    7.32%              7.76%              7.78%
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

                                December 31, 2000



VI.      Return on Equity and Assets, Continued:

         The following schedule details the Company's risk-based capital at December 31, 2000 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders' equity in the consolidated financial statements:

                                                                                          In Thousands
                                                                                          -------------
                Tier I capital:
                   Stockholders' equity, excluding the net unrealized
                     loss on available-for-sale securities                                $      39,346

                   Add:  Minority interest (limited to 25% of Tier I
                         capital)                                                                 4,221
                                                                                          -------------

                         Total Tier I capital                                                    43,567

                Total capital:
                   Allowable allowance for possible loan losses (limited to
                     1.25% of risk-weighted assets)                                               4,525
                                                                                          -------------

                         Total capital                                                    $      48,092
                                                                                          =============

                Risk-weighted assets                                                      $     415,530
                                                                                          =============

                Risk-based capital ratios:
                   Tier I capital ratio                                                           10.48%
                                                                                          =============

                   Total risk-based capital ratio                                                 11.57%
                                                                                          =============

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2000



VI.      Return on Equity and Assets, Continued:

         The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2000, the Company and its subsidiary banks were in compliance with these requirements.

         The following schedule details the Company's interest rate sensitivity at December 31, 2000:


                                                                    Repricing Within
                               ------------------------------------------------------------------------------------------------
         (In Thousands)          Total          0-30 Days       31-90 Days       91-180 Days      181-365 Days     Over 1 Year
                               ---------        ---------       ----------       -----------      ------------     -----------
Earning assets:
 Loans, net of
  unearned interest            $ 432,289           60,547           30,870           42,470           68,992         229,410
 Securities                       91,064            1,905               --              748            1,347          87,064
 Loans held for sale               1,295            1,295               --               --               --              --
 Federal funds sold               34,665           34,665               --               --               --              --
                               ---------         --------         --------         --------         --------         -------
       Total earning
        assets                   559,313           98,412           30,870           43,218           70,339         316,474
                               ---------         --------         --------         --------         --------         -------

Interest-bearing
 liabilities:
  Negotiable order
   of withdrawal
   accounts                       37,894           37,894               --               --               --              --
  Money market demand
   accounts                      106,495          106,495               --               --               --              --
  Individual retirement
   accounts                       23,596            5,435            1,644            1,473            5,293           9,751
  Other savings                   27,787           27,787               --               --               --              --
  Certificates of deposit,
   $100,000 and over             107,190            4,503           28,933           27,836           36,109           9,809
  Certificates of
   deposit,
   under $100,000                187,445            2,429           29,120           44,967           85,587          25,342
  Securities sold
   under repurchase
   agreements                      9,710            9,710               --               --               --              --
  Advances from Federal
   Home Loan Bank                  1,857               --               --               --               --           1,857
                               ---------         --------         --------         --------         --------         -------
                                 501,974          194,253           59,697           74,276          126,989          46,759
                               ---------         --------         --------         --------         --------         -------

Interest-sensitivity gap       $  57,339          (95,841)         (28,827)         (31,058)         (56,650)        269,715
                               =========         ========         ========         ========         ========         =======

Cumulative gap                                    (95,841)        (124,668)        (155,726)        (212,376)         57,339
                                                 ========         ========         ========         ========         =======

Interest-sensitivity
 gap as % of total assets                          (15.91)           (4.79)           (5.16)           (9.41)          44.79
                                                 ========         ========         ========         ========         =======

Cumulative gap as %
 of total assets                                   (15.91)          (20.70)          (25.86)          (35.27)           9.52
                                                 ========         ========         ========         ========         =======


         The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has nine branch locations located at the following locations:
1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart's Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; and 4736 Andrew Jackson Parkway in Hermitage, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the new Castle Heights Office contains 2,400 square feet of space and the new Hartsville Office contains 8,000 square feet of space. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch expanded its office building with new office space opening December 6, 1998. The Gladeville branch now contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard and its space in the Wal-Mart Supercenter, which are leased. The Bank also leases space at nine locations within Wilson County where it maintains and operates automatic teller machines.

DCB has a Bank facility at 576 West Broad Street in Smithville, Tennessee containing approximately 6,800 square feet of space and a Bank facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. DCB owns both facilities. This serves as the main office for DCB. CBSC replaced its one and only banking facility with a new office building it owns at 1300 Main Street North, Carthage, Tennessee. CBSC's new facility contains approximately 8,000 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS

There were no material legal proceedings pending at December 31, 2000, against the Company, the Bank, DCB or CBSC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information required by this item is contained under the heading "Wilson Bank Holding Company Common Stock Market Information" on page 62 of the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item is contained under the heading "Wilson Bank Holding Company Financial Highlights (Unaudited)" on page 11 of the Company's 2000 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 12 through 22 of the Company's 2000 Annual Report and is incorporated herein by reference.

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

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The

Company's rate sensitivity position has an important impact on earnings. Members of senior management of the Company meet monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000.

                                             (DOLLARS IN THOUSANDS)
                                 EXPECTED MATURITY DATE - YEAR ENDING DECEMBER 31,
                             ---------------------------------------------------------
                                                                                                                     FAIR
                                2001        2002        2003        2004        2005     THEREAFTER      TOTAL       VALUE
                             ---------    --------    --------    --------    --------   ----------    ---------   ---------
EARNING ASSETS:

Loans, net of unearned
interest:
  Variable rate              $ 17,253       3,838       4,732       4,989       5,696      144,224      180,732     180,732
    Average interest rate       10.30%       9.99%       9.98%       9.97%      10.01%        8.78%        9.03%

  Fixed rate                  108,876      23,407      24,383      25,180      26,502       43,209      251,557     247,900
    Average interest rate        8.81%       8.59%       9.31%       8.28%       7.94%        7.79%        8.52%

Securities                      2,518       3,965       2,757       7,357       9,295       65,172       91,064      91,067
  Average interest rate          5.74%       6.24%       7.30%       6.63%       6.56%        6.60%        6.70%

Loans held for sale             1,295          --          --          --          --           --        1,295       1,295
  Average interest rate          5.78%         --          --          --          --           --         5.78%

Federal funds sold             34,665          --          --          --          --           --       34,665      34,665
  Average interest rate          5.70%         --          --          --          --           --         5.70%

Interest-bearing deposits     431,324      39,427      17,291       1,395         970           --      490,407     492,369
  Average interest rate          5.32%       6.59%       6.69%       6.68%       7.14%          --         5.46%

Short-term borrowings           9,710          --          --          --          --           --        9,710       9,710
  Average interest rate          5.40%         --          --          --          --           --         5.40%


Advances from Federal
  Home Loan Bank                   --          --          --          --          --        1,857        1,857       1,895
  Average interest rate            --          --          --          --          --         7.21%        7.21%

ITEM 8.  FINANCIAL STATEMENTS

The consolidated financial statements and the independent auditors report of Maggart & Associates, P.C. required by this item are contained in pages 23 through 61 and on page 23, respectively, of the Company's 2000 Annual Report and are incorporated herein by reference.

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

         James Randall Clemons (48) - Mr. Clemons is President and Chief Executive Officer of the Company and the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

         Becky Taylor (56) - Ms. Taylor is the principal accounting officer of the Company and a Senior Vice-President and Cashier of the Bank. She has served as Vice President and Cashier of the Bank since May 1987 and as the principal accounting officer of the Company since its formation in March 1992. She has held her positions with the Bank since it commenced operations. From 1963 to 1987, Ms. Taylor was employed by Lebanon Bank, Lebanon, Tennessee, where her duties included Data Processing Coordinator, Auditor, Security Officer and Compliance Officer. Ms. Taylor held the title of Vice President and Cashier of Lebanon Bank.

         Elmer Richerson (48) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Mr. Richerson serves as an Executive Vice President and Senior Loan Officer of the Bank and oversees the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was appointed to serve on the Board of Directors of the Company as well.

         Larry Squires (49) - Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank's investment and brokerage center.

         Gary Whitaker (43) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President and most recently Senior Vice President. His principal duties include overseeing the Bank's lending function and loan operations.

         David Boudreaux (37) - Mr. Boudreaux joined the Bank in June of 1996 and is currently Senior Vice President. Mr. Boudreaux is the manager of the Mt. Juliet Office and is responsible for the operation of two other branch locations. Prior to that time, Mr. Boudreaux was Vice President and Commercial Loan Officer with Hibernia National Bank in Houma, Thibodaux, LA.

         Mike Baker (39) - Mr. Baker is Senior Vice President in charge of the Main Office of the Bank. Mr. Baker joined the Bank in November of 1991. Prior to that time he was Asst. Vice President and Loan Officer at Sun Trust, Lebanon, Tennessee.

         Lisa Sorrell (36) - Ms. Sorrell is Senior Vice President and the Chief Financial Officer of the Bank. Ms. Sorrell has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank's formation in May of 1987. Prior to 1987 Ms. Sorrell was employed by People's Bank, Lebanon, TN 37087.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained under the caption "Stock Ownership" in the Company's Proxy Statement and is incorporated herein by reference.

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

                                     Date:   March 29, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                   Title                         Date
---------------------------------------------   -----------------------------------   --------------


/s/ J. Randall Clemons                         President, Chief Executive             March 29, 2001
---------------------------------------------  Officer and Director
J. Randall Clemons

/s/ Becky Taylor                               Principal Accounting Officer           March 29, 2001
---------------------------------------------  and Chief Financial Officer
Becky Taylor

/s/ Elmer Richerson                            Executive Vice President & Director    March 29, 2001
---------------------------------------------
Elmer Richerson


/s/ Charles Bell                               Director                               March 29, 2001
----------------------------------------------
Charles Bell


/s/ Jack W. Bell                                Director                              March 29, 2001
----------------------------------------------
Jack W. Bell


/s/ Mackey Bentley                              Director                              March 29, 2001
----------------------------------------------
Mackey Bentley


/s/ James F. Comer                              Director                              March 29, 2001
----------------------------------------------
James F. Comer


/s/ Jerry L. Franklin                           Director                              March 29, 2001
----------------------------------------------
Jerry L. Franklin


/s/ John B. Freeman                             Director                              March 29, 2001
----------------------------------------------
John B. Freeman



/s/ Marshall Griffith                           Director                               March 29, 2001
----------------------------------------------
Marshall Griffith


/s/ Harold B. Patton                            Director                               March 29, 2001
----------------------------------------------
Harold R. Patton


/s/ James Anthony Patton                        Director                               March 29, 2001
----------------------------------------------
James Anthony Patton


/s/ John R. Trice                               Director                               March 29, 2001
----------------------------------------------
John R. Trice


/s/ Robert T. VanHooser, Jr.                    Director                               March 29, 2001
----------------------------------------------
Robert T. VanHooser, Jr.

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

10.1 Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held April 13, 1999.

10.2     Executive Salary Continuation Agreement by and between the Company and
         J. Randall Clemons dated as of March 30, 1995.*

10.3 Executive Salary Continuation Agreement by and between the Company and Elmer Richerson dated as of March 30, 1995.*

10.4 Executive Salary Continuation Agreement by and between the Company and Gary D. Whitaker dated as of March 1, 1998.*

13.1 Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2000 incorporated by reference into items 5, 6, 7 and 8.

21.1     Subsidiaries of the Company.

23       Consent of Independent Auditors

----------

* Management compensatory plan or contract