Form 10-Q
period 2001-03-31
WILSON BANK HOLDING CO
filed 2001-05-15
CIK 885275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

            Common stock outstanding: 2,029,555 shares at May 7, 2001

PART 1:        FINANCIAL INFORMATION

      Item 1.  Financial Statements

      The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

               Consolidated Balance Sheets - March 31, 2001 and December 31,
               2000.

               Consolidated Statements of Earnings - For the three months ended March 31, 2001 and 2000.

               Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2001 and 2000.

               Consolidated Statements of Cash Flows - For the three months ended March 31, 2001 and 2000.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II:       OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of matters to a vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)

                                                                                     March 31,  December 31,
                                                                                       2001        2000
                                                                                     ---------    --------
                                                                                        (In Thousands)
                                        Assets

Loans                                                                                $ 446,962     432,289
   Less:   Allowance for loan losses                                                    (4,863)     (4,525)
                                                                                     ---------    --------
                Net loans                                                              442,099     427,764
Securities:
   Held to maturity, at cost (market value - $17,868,000 and $17,052,000,
     respectively)                                                                      17,664      17,049
   Available-for-sale, at market (amortized cost - $87,507,000 and $73,473,000,
     respectively)                                                                      87,867      72,375
                                                                                     ---------    --------
                Total securities                                                       105,531      89,424

Loans held for sale                                                                      2,204       1,295
Other interest bearing assets                                                            1,670       1,640
Federal funds sold                                                                      38,130      34,665
                                                                                     ---------    --------
                Total earning assets                                                   589,634     554,788

Cash and due from banks                                                                 21,126      23,201
Bank premises and equipment, net                                                        15,263      15,499
Accrued interest receivable                                                              5,304       4,934
Deferred income tax asset                                                                1,005       1,555
Other real estate                                                                          398         425
Other assets                                                                             2,096       1,816
                                                                                     ---------    --------
                Total assets                                                         $ 634,826     602,218
                                                                                     =========    ========

                         Liabilities and Stockholders' Equity

Deposits                                                                             $ 573,153     543,583
Securities sold under repurchase agreements                                              9,468       9,710
Federal Home Loan Bank advances                                                          1,543       1,857
Accrued interest and other liabilities                                                   5,270       4,112
Minority interest                                                                        4,423       4,221
                                                                                     ---------    --------
                Total liabilities                                                      593,857     563,483
                                                                                     ---------    --------
Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued
     2,029,555 and 2,005,958 shares, respectively                                        4,059       4,012
   Additional paid-in capital                                                           10,966      10,162
   Retained earnings                                                                    25,737      25,172
   Accumulated other comprehensive earnings:
     Net unrealized gains (losses) on available-for-sale securities, net of income
       tax expense of $127,000 and tax benefit of $373,000, respectively                   207        (611)
                                                                                     ---------    --------
                Total stockholders' equity                                              40,969      38,735
                                                                                     ---------    --------
                Total liabilities and stockholders' equity                           $ 634,826     602,218
                                                                                     =========    ========



See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                   2001        2000
                                                                ----------   ---------
                                                                (Dollars In Thousands
                                                               Except Per Share Amount)
Interest income:
   Interest and fees on loans                                   $   10,158       8,174
   Interest and dividends on securities:
     Taxable securities                                              1,345       1,186
     Exempt from Federal income taxes                                  186         185
   Interest on loans held for sale                                      24          14
   Interest on Federal funds sold                                      550         255
                                                                ----------   ---------
                Total interest income                               12,263       9,814
                                                                ----------   ---------
Interest expense:
   Interest on negotiable order of withdrawal accounts                 139         133
   Interest on money market and savings accounts                     1,288       1,168
   Interest on certificates of deposit                               5,359       3,541
   Interest on securities sold under repurchase agreements             107          87
   Interest on Federal Home Loan Bank advances                          33           1
                                                                ----------   ---------
                Total interest expense                               6,926       4,930
                                                                ----------   ---------

Net interest income before provision for possible loan losses        5,337       4,884
Provision for possible loan losses                                     441         272
                                                                ----------   ---------
Net interest income after provision for possible loan losses         4,896       4,612
                                                                ----------   ---------
Non-interest income:
   Service charges on deposit accounts                                 879         555
   Other fees and commissions                                          528         480
   Gain on sale of loans                                               259         126
                                                                ----------   ---------
                                                                     1,666       1,161
                                                                ----------   ---------
Non-interest expense:
   Salaries and employee benefits                                    2,325       2,101
   Occupancy expenses, net                                             280         277
   Furniture and equipment expense                                     327         289
   Data processing expense                                              95         101
   Other operating expenses                                          1,028         873
   Loss on sale of other real estate                                    17           1
   Minority interest in net earnings of subsidiaries                   129         114
                                                                ----------   ---------
                                                                     4,201       3,756
                                                                ----------   ---------
Earnings before income taxes                                         2,361       2,017
Income taxes                                                           891         755
                                                                ----------   ---------
Net earnings                                                    $    1,470       1,262
                                                                ==========   =========
Weighted average number of shares outstanding                    2,021,635   1,977,964
                                                                ==========   =========
Basic earnings per common share                                 $      .73         .64
                                                                ==========   =========
Diluted earnings per common share                               $      .73         .64
                                                                ==========   =========
Dividends per share                                             $      .45         .40
                                                                ==========   =========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                  2001     2000
                                                                 ------   ------
                                                                 (In Thousands)
Net earnings                                                     $1,470    1,262
                                                                 ------   ------
Other comprehensive earnings (losses), net of tax:
   Unrealized gains (losses) on available-for-sale securities arising during period, net of tax expense of $500,000 and
     tax benefit of $267,000, respectively                          818     (435)
                                                                 ------   ------
                Other comprehensive earnings (losses)               818     (435)
                                                                 ------   ------
                Comprehensive earnings                           $2,288      827
                                                                 ======   ======



See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                    2001       2000
                                                                                  --------    -------
                                                                                    (In Thousands)
Cash flows from operating activities:
   Interest received                                                              $ 11,810      9,468
   Fees and commissions received                                                     1,407      1,035
   Proceeds from sale of loans                                                      14,343      6,390
   Origination of loans held for sale                                              (14,993)    (5,539)
   Interest paid                                                                    (6,513)    (4,917)
   Cash paid to suppliers and employees                                             (3,877)    (3,173)
   Income taxes paid                                                                  (282)      (403)
                                                                                  --------    -------
                Net cash provided by operating activities                            1,895      2,861
                                                                                  --------    -------
Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                             342        608
   Purchase of held-to-maturity securities                                            (958)    (1,269)
   Purchase of available-for-sale securities                                       (27,233)    (2,290)
   Proceeds from maturities of available-for-sale securities                        13,252        354
   Proceeds from sale of other real estate                                             165          5
   Loans made to customers, net of repayments                                      (14,931)   (16,451)
   Purchase of premises and equipment                                                  (89)      (118)
                                                                                  --------    -------
                Net cash used in investing activities                              (29,452)   (19,161)
                                                                                  --------    -------
Cash flows from financing activities:
   Increase (decrease) in non-interest bearing, savings
     and NOW deposit accounts                                                       (6,268)     6,687
   Net increase in time deposits                                                    35,838      6,439
   Decrease in securities sold under repurchase agreements                            (242)    (1,021)
   Increase (decrease) in Federal Home Loan Bank advances                             (314)     1,500
   Dividends paid                                                                     (903)      (785)
   Dividends paid to minority shareholders                                            (120)        --
   Proceeds from sale of stock to minority shareholders                                107         --
   Proceeds from sale of common stock                                                  819        706
   Proceeds from exercise of stock options                                              30         --
                                                                                  --------    -------
                Net cash provided by financing activities                           28,947     13,526
                                                                                  --------    -------
Net increase (decrease) in cash and cash equivalents                                 1,390     (2,774)

Cash and cash equivalents at beginning of period                                    57,866     30,649
                                                                                  --------    -------
Cash and cash equivalents at end of period                                        $ 59,256     27,875
                                                                                  ========    =======


See accompanying notes to consolidated financial statements (unaudited)

                           WILSON BANK HOLDING COMPANY

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                                    2001       2000
                                                                                  --------    -------
                                                                                    (In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                 $  1,470      1,262
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                                 269        289
         Provision for loan losses                                                     441        272
         Minority interests in net earnings of commercial bank
           subsidiaries                                                                129        114
         Loss on sale of other real estate                                              17          1
         Decrease (increase) in loans held for sale                                   (909)       725
         Decrease in refundable income taxes                                            --         26
         Increase in taxes payable                                                     612        326
         FHLB dividend reinvestment                                                    (30)       (21)
         Increase in other assets, net                                                (280)       (16)
         Increase in other liabilities                                                 133        196
         Increase in interest receivable                                              (370)      (326)
         Increase in interest payable                                                  413         13
                                                                                  --------    -------
                Total adjustments                                                      425      1,599
                                                                                  --------    -------
                Net cash provided by operating activities                         $  1,895      2,861
                                                                                  ========    =======

Supplemental schedule of non-cash activities:
     Unrealized gain (loss) in values of securities available-for- sale, net of income tax expense of $500,000 and tax benefit of $267,000 for the
       quarters ended March 31, 2001 and 2000, respectively                       $    817       (435)
                                                                                  ========    =======
     Non-cash transfers from loans to other real estate                           $    155         19
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000, comprehensive earnings for the three months ended March 31, 2001 and 2000 and changes in cash flows for the three months ended March 31, 2001 and 2000. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 2000 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                          Three Months Ended
                                                               March 31,
                                                           -----------------
                                                            2001       2000
                                                           -------    ------
                                                             (In Thousands)
         Balance, January 1, 2001 and 2000, respectively   $ 4,525     3,847
         Add (deduct):
            Losses charged to allowance                       (182)      (87)
            Recoveries credited to allowance                    79        22
            Provision for loan losses                          441       272
                                                           -------    ------
         Balance, March 31, 2001 and 2000, respectively    $ 4,863     4,054
                                                           =======    ======


STOCK SPLIT

The Company's Board of Directors voted a 4 for 3 stock split for stockholders of record as of September 30, 1999. Each stockholder received one (1) additional share for each three (3) shares owned with no allowance for fractional shares. Per share data for 2000 included in these financial statements has been restated to give effect to the stock split.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words "believe," "suspect," "anticipate," "seek," "plan," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the Company's market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

RESULTS OF OPERATIONS

         Net earnings increased 16.5% to $1,470,000 for the three months ended March 31, 2001 from $1,262,000 in the first quarter of 2000. The increase in net earnings was primarily due to a 9.3% increase in net interest income and a 43.5% increase in non-interest income which were partially offset by a 11.8% increase in non-interest expenses. Non-interest expense included a $15,000 increase in minority interest in net earnings of subsidiaries.

NET INTEREST INCOME

         Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's interest income, excluding tax equivalent adjustments, increased $2,449,000 or 25.0% during the three months ended March 31, 2001 as compared

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME, CONTINUED

to the first quarter 2000. The increase in 2001 was primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 94.7% and 92.6% for the quarters ended March 31, 2001 and March 31, 2000, respectively.

         Interest expense increased by $1,996,000 for the three months ended March 31, 2001 compared to an increase of $713,000 for the same period in 2000. The increase for the quarters ended March 31, 2001 and 2000 was due primarily to an increase in average interest bearing liabilities.

         The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $453,000 or 9.3% for the first three months of 2001 as compared to the first quarter 2000.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for loan losses was $441,000 and $272,000, respectively, for the first three months of 2001 and 2000. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $4,863,000, an increase of 7.5% from $4,525,000 at December 31, 2000. The allowance for possible loan losses was 1.1% of total loans outstanding at March 31, 2001 and December 31, 2000, respectively.

         The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2001 to be adequate.

NON-INTEREST INCOME

         The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans and gain on sale of fixed assets. Total non-interest income for the three months ended March 31, 2001 increased by 43.5% to $1,666,000 from $1,161,000 for the same period in 2000. This increase was due to an increase of $324,000 or 58.4% in

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NON-INTEREST INCOME, CONTINUED

service charges on deposit accounts from $555,000 during the first quarter of 2000 to $879,000 for the same period in 2001. Other fees and commissions increased $48,000 or 10.0% to $528,000, and gain on sale of loans increased $133,000 or 105.6% to $259,000 compared to the same quarter in 2000.

NON-INTEREST EXPENSES

         Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $445,000 or 11.8% during the first three months of 2001 compared to the same period in 2000. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased from 208 at March 31, 2000 to 224 at March 31, 2001. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth. Other operating expenses for the three months ended March 31, 2001 increased to $1,028,000 from $873,000 for the three months ended March 31, 2000. These expenses include Federal deposit insurance premiums, directors fees, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

         The Company's income tax expense was $891,000 for the three months ended March 31, 2001, an increase of $136,000 over the comparable period in 2000. The percentage of income tax expense to net income before taxes was 37.7% and 37.4% for the periods ended March 31, 2001 and 2000, respectively. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.5% at March 31, 2001 compared to 1.9% at March 31, 2000.

EARNINGS PER SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

EARNINGS PER SHARE, CONTINUED

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2001 and 2000:

         (In Thousands, except share amounts)                          2001        2000
                                                                    ----------   ---------
         Basic EPS Computation:
            Numerator - Earnings available to common stockholders   $    1,470       1,262
                                                                    ----------   ---------
            Denominator - Weighted average number of common
              shares outstanding                                     2,021,635   1,977,964
                                                                    ----------   ---------
            Basic earnings per common share                         $      .73         .64
                                                                    ==========   =========
         Diluted EPS Computation:
            Numerator - Earnings available to common stockholders   $    1,470       1,262
                                                                    ----------   ---------
            Denominator:
              Weighted average number of common shares
                outstanding                                          2,021,635   1,977,964
              Dilutive effect of stock options                             913          --
                                                                    ----------   ---------
                                                                     2,022,548   1,977,964
                                                                    ----------   ---------
         Diluted earnings per common share                          $      .73         .64
                                                                    ==========   =========


FINANCIAL CONDITION

BALANCE SHEET SUMMARY

         The Company's total assets increased 5.4% to $634,826,000 during the three months ended March 31, 2001 from $602,218,000 at December 31, 2000. Loans, net of allowance for possible loan losses, totaled $442,099,000 at March 31, 2001, a 3.4% increase compared to $427,764,000 at December 31, 2000. This increase was primarily due to the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $16,107,000 or 18.0% to $105,531,000 at March 31, 2001. The increase in securities included a net unrealized gain of $1,458,000 during the quarter as a result of the increase in the unrealized gain on available-for-sale securities. Federal funds sold increased $3,465,000 to $38,130,000 at March 31, 2001 from $34,665,000 at December 31, 2000.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

BALANCE SHEET SUMMARY, CONTINUED

         Total liabilities increased by 5.4% to $593,857,000 for the three months ended March 31, 2001 compared to $563,483,000 at December 31, 2000. This increase was composed primarily of a $29,570,000 increase in total deposits (5.4% increase). Securities sold under repurchase agreements decreased $242,000 during the quarter ended March 31, 2001 and Federal Home Loan Bank advances decreased $314,000 during the quarter ended March 31, 2001.

         The following schedule details the loans of the Company at March 31, 2001 and December 31, 2000:

                                                    (In Thousands)
                                                -----------------------
                                                March 31,  December 31,
                                                  2001        2000
                                                ---------    --------
         Commercial, financial & agricultural   $  77,551     157,254
         Real estate - construction                47,068      31,531
         Real estate - mortgage                   263,636     195,480
         Installment                               59,324      48,198
                                                ---------    --------
                                                  447,579     432,463
         Unearned interest                           (617)       (174)
                                                ---------    --------
                                                $ 446,962     432,289
                                                =========    ========

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company's first mortgage single family residential, consumer and credit card loans which total approximately $218,101,000, $56,869,000 and $1,679,000, respectively at March 31, 2001, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2001, the Company had nonaccrual loans totaling $213,000 as compared to $100,000 at December 31, 2000.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2001, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         Impaired loans and related allowance for loan loss amounts at March 31, 2001 and December 31, 2000 were as follows:

                                                    March 31, 2001       December 31, 2000
                                                ---------------------  ---------------------
                                                            Allowance              Allowance
                                                 Recorded      for      Recorded      for
                    (In Thousands)              Investment  Loan Loss  Investment  Loan Loss
                                                ----------  ---------  ----------  ---------
         Impaired loans with allowance for
           loan loss                                $ --        --         100         48
         Impaired loans with no allowance for
           loan loss                                  --        --          --         --
                                                    ----      ----        ----       ----
                                                    $ --        --         100         48
                                                    ====      ====        ====       ====

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the three months ended March 31, 2001 and March 31, 2000 was insignificant. There was no interest income recognized on these loans during 2000.

         The following schedule details selected information as to non-performing loans of the Company at March 31, 2001:

                                     March 31, 2001      December 31, 2000
                                ----------------------  --------------------
                                 Past Due               Past Due
                                 90 Days   Non-Accrual  90 Days  Non-Accrual
                                 -------   -----------  -------  -----------
                                    (In Thousands)         (In Thousands)
         Real estate loans        $234          --          68        --
         Installment loans         252         115         222       100
         Commercial                189          98          --        --
                                  ----        ----        ----      ----
                                  $675         213         290       100
                                  ====        ====        ====      ====
         Renegotiated loans       $ --          --          --        --
                                  ====        ====        ====      ====

         Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2001 totaled $888,000 as compared to $390,000 at December 31, 2000. The increase in non-performing loans during the three months ended March 31, 2001 of $498,000 is due primarily to an increase in non-performing commercial loans of $287,000 and an increase in real estate loans of $166,000. No material losses on these loans in anticipated by management.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following table presents total internally graded loans as of March 31, 2001 and December 31, 2000:

                                     March 31, 2001
                                     --------------
                                     (In Thousands)   Special
                                         Total        Mention  Substandard  Doubtful
                                         -----        -------  -----------  --------
         Commercial, financial and
            agricultural                 $   22           1          --        21
         Real estate mortgage             1,214         444         753        17
         Real estate construction            --          --          --        --
         Consumer                           685         100         409       176
                                         ------       -----       -----      ----
                                         $1,921         545       1,162       214
                                         ======       =====       =====      ====


                                   December 31, 2000
                                   -----------------
                                     (In Thousands)   Special
                                         Total        Mention  Substandard  Doubtful
                                         -----        -------  -----------  --------
         Commercial, financial and
            agricultural                 $   11          --          11        --
         Real estate mortgage               858         745         113        --
         Real estate construction            --          --          --        --
         Consumer                           402         136         137       129
                                         ------       -----       -----       ---
                                         $1,271         881         261       129
                                         ======       =====       =====       ===

         At March 31, 2001, loans totaling $1,921,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $1,214,000 are real estate and $707,000 are personal. The collateral values securing these loans total approximately $2,419,000, ($1,827,000 related to real property and $592,000 related to personal loans). Internally classified loans increased $650,000 or 51.1% from $1,271,000 at December 31, 2000. Internally classified real estate loans increased $356,000 and personal loans increased $294,000 from December 31, 2000 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         The increase in the internally graded loans is concentrated in several loans that were downgraded during the quarter ended March 31, 2001. The loans were downgraded due to bankruptcies, foreclosures and repossessions.

         Residential real estate loans that are internally graded totaling $1,214,000 and $858,000 at March 31, 2001 and December 31, 2000 consist of 26 and 17 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                             March 31, 2001              December 31, 2000
                                       --------------------------   ---------------------------
                                                     Percent of                   Percent of
                                                      Loans In                     Loans In
                                           In       Each Category      In        Each Category
                                       Thousands    To Total Loans  Thousands    To Total Loans
                                       ---------    --------------  ---------    --------------
         Commercial, financial and
           agricultural                  $  605          17.3%        $  480          36.4%
         Real estate construction           313          10.5            535           7.3
         Real estate mortgage             3,218          58.9          2,981          45.2
         Installment                        727          13.3            529          11.1
                                         ------        ------         ------        ------
                                         $4,863           100%        $4,525           100%
                                         ======        ======         ======        ======

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

         Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2001, the Company's liquid assets totaled $86,754,000.

         The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

         Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income can not be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND ASSET MANAGEMENT, CONTINUED

         The Company's primary source of liquidity is a stable core deposit base. In addition loan payments, investment security maturities and short-term borrowings provide a secondary source.

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

         The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $7.1 million mature or will be subject to rate adjustments within the next twelve months.

         A secondary source of liquidity is the Company's loan portfolio. At March 31, 2001 loans totaling approximately $242.7 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $134.2 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

         Capital. At March 31, 2001, total stockholders' equity was $40,969,000 or 6.5% of total assets, which compares with $38,735,000 or 6.4% of total assets at December 31, 2000. The dollar increase in stockholders' equity during the three months ended March 31, 2001 results from the Company's net income of $1,470,000, the net effect of a $817,000 unrealized gain on investment securities net of applicable income taxes, proceeds from sales of common stock of $31,000 and cash dividends declared of $903,000 of which $819,000 was reinvested under the Company's dividend reinvestment plan.

         In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. During 1999, the Company granted several key employees options to purchase a total of 48,311 shares of common stock, and during the first quarter of 2000, the Bank granted seven key employees the option to purchase 2,500 shares of common stock. At March 31, 2001, 1,000 shares had been exercised, 3,580 shares had been forfeited and 4,623 shares were exercisable. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2001 the Company's total risk-based capital ratio was 11.5% and its Tier I risk-based capital ratio was 10.4%. At December 31, 2000, the Company's total risk-based capital ratio was 11.6% and its Tier I risk-based capital ratio was 10.5%. At March 31, 2001 and December 31, 2000, the Company had a leverage ratio of 7.3%. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%.

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

         There have been no material changes in reported market risks during the three months ended March 31, 2001.

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

          (a)   No exhibits attached.

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WILSON BANK HOLDING COMPANY
                                    ---------------------------
                                             (Registrant)




DATE:  May 14, 2001                 /s/ Randall Clemons
       -------------------------    --------------------------------------------
                                    Randall Clemons
                                    President and Chief Executive Officer



DATE:  May 14, 2001                 /s/ Becky Taylor
       -------------------------    --------------------------------------------
                                    Becky Taylor
                                    Sr. Vice President & Cashier