Form 10-Q
period 2001-06-30
WILSON BANK HOLDING CO
filed 2001-08-14
CIK 885275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                       FROM               TO
                           ---------------  --------------

                         Commission File Number 0-20402
                                                -------

                           WILSON BANK HOLDING COMPANY
             ------------------------------------------------------
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

         Common stock outstanding: 2,053,823 shares at August 10, 2001.
                                  ----------

PART 1:  FINANCIAL INFORMATION


         Item 1.  Financial Statements

         The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

                  Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000.

                  Consolidated Statements of Earnings -- For the three months and six months ended June 30, 2001 and 2000.

                  Consolidated Statements of Comprehensive Earnings -- For the three months and six months ended June 30, 2001 and 2000.

                  Consolidated Statements of Cash Flows -- For the six months ended June 30, 2001 and 2000.

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

         Item 3.  Defaults upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

         Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)

                                                                                          June 30,           December 31,
                                                                                            2001                2000
                                                                                         ----------          ------------
                                                                                                  (In Thousands)
                                       Assets
Loans                                                                                    $  463,279          $  432,289
   Less: Allowance for loan losses                                                           (5,052)             (4,525)
                                                                                         ----------          ----------
                Net loans                                                                   458,227             427,764
Securities:
   Held to maturity, at cost (market value $17,180,000 and
     $17,052,000, respectively)                                                              17,006              17,049
   Available-for-sale, at market (amortized cost $80,328,000
     and $73,473,000, respectively)                                                          80,454              72,375
                                                                                         ----------          ----------
                Total securities                                                             97,460              89,424

Loans held for sale                                                                           4,426               1,295
Other interest bearing assets                                                                 1,938               1,640
Federal funds sold                                                                           39,692              34,665
                                                                                         ----------          ----------
                Total earning assets                                                        601,743             554,788

Cash and due from banks                                                                      15,714              23,201
Bank premises and equipment, net                                                             15,043              15,499
Accrued interest receivable                                                                   5,235               4,934
Other real estate                                                                               128                 425
Deferred income tax asset                                                                     1,097               1,555
Other assets                                                                                  2,204               1,816
                                                                                         ----------          ----------

                Total assets                                                             $  641,164          $  602,218
                                                                                         ==========          ==========

                        Liabilities and Stockholders' Equity
Deposits                                                                                 $  575,823          $  543,583
Securities sold under repurchase agreements                                                  12,055               9,710
Federal Home Loan Bank Advances                                                               1,513               1,857
Accrued interest and other liabilities                                                        4,702               4,112
Minority interest                                                                             4,569               4,221
                                                                                         ----------          ----------
                Total liabilities                                                           598,662             563,483
                                                                                         ----------          ----------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued 2,029,555 at June 30, 2001 and 2,005,958 shares at
     December 31, 2000, respectively                                                          4,059               4,012
   Additional paid-in capital                                                                10,966              10,162
   Retained earnings                                                                         27,408              25,172
   Net unrealized gains (losses) on available-for-sale securities, net of income tax expense of $42,000 and income tax benefit of
     $373,000, respectively                                                                      69                (611)
                                                                                         ----------          ----------
                Total stockholders' equity                                                   42,502              38,735
                                                                                         ----------          ----------

                Total liabilities and stockholders' equity                               $  641,164          $  602,218
                                                                                         ==========          ==========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                             -------------------------         -------------------------
                                                               2001             2000             2001             2000
                                                             --------         --------         --------         --------
                                                               (Dollars In Thousands            (Dollars in Thousands
                                                             Except Per Share Amounts)         Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                $ 10,449         $  8,757         $ 20,607         $ 16,931
   Interest and dividends on securities:
     Taxable securities                                         1,488            1,225            2,833            2,411
     Exempt from Federal income taxes                             182              176              368              361
   Interest on loans held for sale                                 54               30               78               44
   Interest on Federal funds sold                                 388              160              938              415
                                                             --------         --------         --------         --------
              Total interest income                            12,561           10,348           24,824           20,162
                                                             --------         --------         --------         --------

Interest expense:
   Interest on negotiable order of withdrawal accounts            142              153              281              286
   Interest on money market and savings accounts                1,226            1,136            2,514            2,304
   Interest on certificates of deposit                          5,386            3,883           10,745            7,424
   Interest on securities sold under repurchase agreements        101              106              208              193
   Interest on Federal Home Loan Bank Advances                     27               27               60               28
   Interest on Federal funds purchased                             --                4               --                4
                                                             --------         --------         --------         --------
              Total interest expense                            6,882            5,309           13,808           10,239
                                                             --------         --------         --------         --------

Net interest income before provision for possible
   loan losses                                                  5,679            5,039           11,016            9,923
Provision for possible loan losses                                447              294              888              566
                                                             --------         --------         --------         --------
Net interest income after provision for possible
   loan losses                                                  5,232            4,745           10,128            9,357
                                                             --------         --------         --------         --------

Non-interest income:
   Service charges on deposit accounts                          1,027              718            1,906            1,273
   Other fees and commissions                                     545              509            1,073              989
   Gain on sale of loans                                          346              228              605              354
   Gain on sale of other real estate                               12               --               --               --
                                                             --------         --------         --------         --------
              Total non-interest income                         1,930            1,455            3,584            2,616
                                                             --------         --------         --------         --------
Non-interest expenses:
   Salaries and employee benefits                               2,466            2,167            4,791            4,268
   Occupancy expenses, net                                        303              293              583              570
   Furniture and equipment expense                                307              307              634              596
   Data processing expense                                        102              102              197              203
   Directors' fees                                                138              130              299              282
   Other operating expenses                                       986              779            1,853            1,500
   Loss on sale of other real estate                               --               14                5               15
   Minority interest in net earnings of subsidiaries              153              112              282              226
                                                             --------         --------         --------         --------
              Total non-interest expenses                       4,455            3,904            8,644            7,660
                                                             --------         --------         --------         --------

              Earnings before income taxes                      2,707            2,296            5,068            4,313

Income taxes                                                    1,037              868            1,928            1,623
                                                             --------         --------         --------         --------

              Net earnings                                   $  1,670         $  1,428         $  3,140         $  2,690
                                                             ========         ========         ========         ========

Basic earnings per common share                              $    .82         $    .72         $   1.55         $   1.36
                                                             ========         ========         ========         ========

Diluted earnings per common share                            $    .82         $    .72         $   1.55         $   1.36
                                                             ========         ========         ========         ========

Dividends per share                                          $     --         $     --         $    .45         $    .40
                                                             ========         ========         ========         ========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                             -------------------------         -------------------------
                                                               2001             2000             2001             2000
                                                             --------         --------         --------         --------
                                                                   (In Thousands)                     (In Thousands)
Net earnings                                                 $  1,670         $  1,428         $  3,140         $  2,690
                                                             --------         --------         --------         --------
Other comprehensive earnings (losses) net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of tax
     benefit of $84,000, tax benefit of $48,000,
     tax expense of $416,000 and tax benefit of
     $315,000, respectively                                      (138)             (79)             680             (514)
                                                             --------         --------         --------         --------
           Other comprehensive earnings (losses)                 (138)             (79)             680             (514)
                                                             --------         --------         --------         --------

           Comprehensive earnings                            $  1,532         $  1,349         $  3,820         $  2,176
                                                             ========         ========         ========         ========

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                            2001                2000
                                                                                         ----------          ----------
                                                                                                 (In Thousands)
Cash flows from operating activities:
   Interest received                                                                     $   24,354          $   19,762
   Fees and commissions received                                                              2,979               2,262
   Proceeds from sale of loans                                                               31,660              17,414
   Origination of loans held for sale                                                       (34,186)            (16,578)
   Interest paid                                                                            (13,481)             (9,935)
   Cash paid to suppliers and employees                                                      (7,517)             (5,995)
   Income taxes paid                                                                         (2,253)             (1,671)
                                                                                         ----------          ----------
                Net cash provided by operating activities                                     1,556               5,259
                                                                                         ----------          ----------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                                    1,214               1,532
   Proceeds from maturities of available-for-sale securities                                 41,944               1,315
   Purchase of held-to-maturity securities                                                   (1,173)             (1,470)
   Purchase of available-for-sale securities                                                (48,926)             (3,386)
   Loans made to customers, net of repayments                                               (31,611)            (39,901)
   Purchase of premises and equipment                                                          (309)               (228)
   Proceeds from sale of other real estate                                                      552                 206
   Proceeds from sale of premises and equipment                                                 118                  --
                                                                                         ----------          ----------
                Net cash used in investing activities                                       (38,191)            (41,932)
                                                                                         ----------          ----------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW deposit
     accounts                                                                                 7,170               4,683
   Net increase in time deposits                                                             25,070              27,003
   Increase in securities sold under repurchase agreements                                    2,345                 749
   Net increase (decrease) in advances from Federal Home Loan Bank                             (344)              1,474
   Dividends paid                                                                              (903)               (785)
   Dividends paid to minority shareholders                                                     (120)                 --
   Proceeds from sale of stock to minority shareholders                                         107                  --
   Proceeds from sale of common stock                                                           819                 706
   Proceeds from exercise of stock options                                                       31                  --
                                                                                         ----------          ----------
                Net cash provided by financing activities                                    34,175              33,830
                                                                                         ----------          ----------

Net increase (decrease) in cash and cash equivalents                                         (2,460)             (2,843)

Cash and cash equivalents at beginning of period                                             57,866              30,649
                                                                                         ----------          ----------

Cash and cash equivalents at end of period                                               $   55,406          $   27,806
                                                                                         ==========          ==========


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                           2001                2000
                                                                                         --------            --------
                                                                                                (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                                        $  3,140            $  2,690
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                                        536                 596
         Provision for loan losses                                                            888                 566
         Minority interests in net earnings of commercial bank
           subsidiaries                                                                       282                 226
         FHLB dividend reinvestment                                                           (58)                (41)
         Loss on sale of other real estate                                                      5                  15
         Decrease (increase) in loans held for sale                                        (3,131)                482
         Decrease in refundable income taxes                                                   --                  26
         Increase in deferred tax asset                                                        (7)                 (1)
         Decrease (increase) in other assets, net                                            (388)                 62
         Decrease in taxes payable                                                           (318)                (73)
         Increase in interest receivable                                                     (301)               (359)
         Increase in other liabilities                                                        581                 766
         Increase in interest payable                                                         327                 304
                                                                                         --------            --------
           Total adjustments                                                               (1,584)              2,569
                                                                                         --------            --------

           Net cash provided by operating activities                                     $  1,556            $  5,259
                                                                                         ========            ========

Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in values of securities
       available-for-sale, net of income tax expense of $416,000
       and income tax benefit of $315,000 for the six months ended
       June 30, 2001 and 2000, respectively                                              $    680            $   (514)
                                                                                         ========            ========

     Non-cash transfers from loans to other real estate                                  $    260            $     15
                                                                                         ========            ========


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

         In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of operations for the three months and six months ended June 30, 2001 and 2000, comprehensive earnings for the three months and six months ended June 30, 2001 and 2000 and changes in cash flows for the six months ended June 30, 2001 and 2000. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 2000 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

         Transactions in the allowance for loan losses were as follows:

                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                  ---------------------------
                                                                                                    2001               2000
                                                                                                  --------           --------
                                                                                                         (In Thousands)

         Balance, January 1, 2001 and 2000, respectively                                          $  4,525           $  3,847
         Add (deduct):
            Losses charged to allowance                                                               (497)              (288)
            Recoveries credited to allowance                                                           136                 53
            Provision for loan losses                                                                  888                566
                                                                                                  --------           --------
         Balance, June 30, 2001 and 2000, respectively                                            $  5,052           $  4,178
                                                                                                  ========           ========

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

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words "believe", "suspect", "anticipate", "seek", "plan", "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the Company's market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

RESULTS OF OPERATIONS

         Net earnings increased 16.7% to $3,140,000 for the six months ended June 30, 2001 from $2,690,000 in the first six months of 2000. Net earnings were $1,670,000 for the quarter ended June 30, 2001, an increase of $242,000 or 16.9% from $1,428,000 for the three months ended June 30, 2000 and an increase of $200,000 or 13.6% over the quarter ended March 31, 2001. The increase in net earnings during the six months ended June 30, 2001 was primarily due to a 11.0% increase in net interest income and a 37.0% increase in non-interest income which was partially offset by a 12.8% increase in non-interest expenses.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

         Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $4,662,000 or 23.1% during the six months ended June 30, 2001 as compared to the same period in 2000. The increase in total interest income was $2,213,000 or 21.4% for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 and $298,000 or 2.4% over the first three months of 2001. The increase in 2001 was primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 94.5% and 93.7% for the six months ended June 30, 2001 and 2000, respectively.

         Interest expense increased $3,569,000 or 34.9% for the six months ended June 30, 2001 as compared to the same period in 2000. The increase was $1,573,000 or 29.6% for the three months ended June 30, 2001 as compared to the same period in 2000. Interest expense decreased $44,000 or 0.6% for the quarter ended June 30, 2001 over the first three months of 2001. The overall increase in total interest expense for the first six months of 2001 was primarily attributable to an increase in weighted average interest-bearing liabilities.

         The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $1,093,000 or 11.0% for the first six months of 2001 as compared to the same period in 2000. The increase was $640,000 or 12.7% for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 and an increase of $342,000 or 6.4% when compared to the first quarter of 2001.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses was $888,000 and $566,000, for the first six months of 2001 and 2000, respectively. The provision for loan losses during the three month periods ended June 30, 2001 and 2000 was $447,000 and $294,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $5,052,000, an increase of 11.6% from $4,525,000 at December 31, 2000. The allowance for possible loan losses as a percentage of total outstanding loans was 1.1% at June 30, 2001 and December 31, 2000, respectively.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at June 30, 2001 to be adequate.

NON-INTEREST INCOME

         The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2001 increased by 37.0% to $3,584,000 from $2,616,000 for the same period in 2000. The increase was $475,000 or 32.6% during the quarter ended June 30, 2001 compared to the second quarter in 2000 and was $264,000 or 15.8% over the first three months of 2001. The increases were due primarily to increases in service charges on deposit accounts and gain on sale of loans. Service charges on deposit accounts increased $633,000 or 49.7% during the six months ended June 30, 2001 compared to the same period in 2000. Service charges on deposit accounts increased $309,000 or 43.0% during the quarter ended June 30, 2001, compared to the same quarter in 2000. Gain on sale of loans totaled $605,000 and $354,000 during the six months ended June 30, 2001 and 2000, respectively, an increase of $251,000 or 70.9% and $346,000 and $228,000 during the quarters ended June 30, 2001 and 2000, respectively, an increase of $118,000 or 51.7%.

NON-INTEREST EXPENSES

         Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses, directors' fees, other operating expenses, and minority interest in net earnings of subsidiaries. Total non-interest expense increased $984,000 or 12.8% during the first six months of 2001 compared to the same period in 2000. The increase for the quarter ended June 30, 2001 was $551,000 or 14.1% as compared to the comparable quarter in 2000 and $254,000 or 6.0% as compared to the first three months of 2001. The increases in non-interest expenses are attributable primarily to increases in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased to 234 at June 30, 2001, an increase from 213 at June 30, 2000. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth. Other operating expenses for the six months ended June 30, 2001 increased to $1,853,000 from $1,500,000 for the comparable period in 2000. Other operating expenses increased $207,000 or 26.6% during the quarter ended June 30, 2001 as compared to the same period in 2000. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INCOME TAXES

         The Company's income tax expense was $1,928,000 for the six months ended June 30, 2001, an increase of $305,000 over the comparable period in 2000. Income tax expense was $1,037,000 for the quarter ended June 30, 2001, an increase of $169,000 over the same period in 2000. The percentage of income tax expense to net income before taxes was 38.0% and 37.6% for the six months ended June 30, 2001 and 2000, respectively and 38.3% and 37.8% for the quarters ended June 30, 2001 and 2000, respectively. The percentage of income tax expense to net income before taxes was 37.7% for the first three months of 2001. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.5% for the six months ended June 30, 2001 compared to 1.8% for the six months ended June 30, 2000.

EARNINGS PER SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2001 and 2000:

                                                                    Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                ---------------------------     ---------------------------
         (In Thousands, except share amounts)                      2001            2000            2001             2000
                                                                -----------     -----------     -----------     -----------
         Basic EPS Computation:
           Numerator - earnings available to common
              shareholders                                      $     1,670           1,428     $     3,140           2,690
                                                                -----------     -----------     -----------     -----------
           Denominator - weighted average number
              of common shares outstanding                        2,029,555       1,985,242       2,025,616       1,981,602
                                                                -----------     -----------     -----------     -----------

           Basic earnings per common share                      $       .82             .72     $      1.55            1.36
                                                                ===========     ===========     ===========     ===========

         Diluted EPS Computation:
           Numerator - earnings available to common
              shareholders                                      $     1,670           1,428     $     3,140           2,690
                                                                -----------     -----------     -----------     -----------

           Denominator:
              Weighted average number of common
                shares outstanding                                2,029,555       1,985,242       2,025,616       1,981,602
              Dilutive effect of stock options                          809              --             809              --
                                                                -----------     -----------     -----------     -----------
                                                                  2,030,364       1,985,242       2,026,425       1,981,602
                                                                -----------     -----------     -----------     -----------

         Diluted earnings per common share                      $       .82             .72     $      1.55            1.36
                                                                ===========     ===========     ===========     ===========

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

         The Company's total assets increased 6.5% to $641,164,000 during the six months ended June 30, 2001 from $602,218,000 at December 31, 2000. Total assets increased $6,338,000 or 1.0% and $32,608,000 or 5.4% during the three-month periods ended June 30, 2001 and March 31, 2001, respectively. Loans, net of allowance for possible loan losses, totaled $458,227,000 at June 30, 2001 or a 7.1% increase compared to $427,764,000 at December 31, 2000. Net loans increased $16,128,000 or 3.6% and $14,335,000 or 3.4% during the quarters ended June 30, 2001 and March 31, 2001, respectively. These increases were primarily due to the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $8,036,000 or 9.0% to $97,460,000 at June 30, 2001 from $89,424,000 at December 31, 2000.
Securities decreased $8,071,000 or 7.6% during the three months ended June 30, 2001. The increase in securities included a net unrealized gain of $1,224,000 during the six month period ending June 30, 2001 as a result of the increase in the unrealized gain on available-for-sale securities. Federal funds sold increased $5,027,000 to $39,692,000 at June 30, 2001 from $34,665,000 at
December 31, 2000.

         Total liabilities increased by 6.2% to $598,662,000 at June 30, 2001 compared to $563,483,000 at December 31, 2000. The increase by quarter totaled $4,805,000 or .8% and $30,374,000 or 5.4% during the quarters ended June 30, 2001 and March 31, 2001, respectively. These increases were composed primarily of a $32,240,000 or 5.9% increase in total deposits and an increase of $2,345,000 or 24.2% in securities sold under repurchase agreements during the six months ended June 30, 2001. Federal Home Loan Bank Advances decreased $344,000 during the six months ended June 30, 2001.

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company's first mortgage single family residential, consumer and credit card loans which totaled approximately $233,567,000, $58,705,000 and $1,731,000, respectively at June 30, 2001, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2001, the Company had nonaccrual loans totaling $230,000 as compared to $100,000 at December 31, 2000.

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

         Generally, the Company also classifies as impaired, any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2001, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         Impaired loans and related allowance for loan loss amounts at June 30, 2001 and December 31, 2000 were as follows:

                                                                     June 30, 2001                 December 31, 2000
                                                               --------------------------      -------------------------
                                                                                Allowance                      Allowance
                                                                Recorded          for           Recorded          for
          (In Thousands)                                       Investment       Loan Loss      Investment      Loan Loss
                                                               ----------       ---------      ----------      ---------
         Impaired loans with allowance
           for loan loss                                        $     --        $     --        $    100        $     48
         Impaired loans with no allowance
           for loan loss                                              --              --              --              --
                                                                --------        --------        --------        --------
                                                                $     --        $     --        $    100        $     48
                                                                ========        ========        ========        ========

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the six months ended June 30, 2001 and June 30, 2000 was insignificant. There was no interest income recognized on these loans during 2000.

         The following schedule details selected information as to non-performing loans of the Company at June 30, 2001:

                                                                      June 30, 2001                  December 31, 2000
                                                                -------------------------       --------------------------
                                                                Past Due                        Past Due
                                                                 90 Days      Non-Accrual        90 Days       Non-Accrual
                                                                --------      -----------       --------       -----------
                                                                     (In Thousands)                  (In Thousands)
         Real estate loans                                      $    143        $     71        $     68        $     --
         Installment loans                                           293              78             222             100
         Commercial, financial and
           agricultural                                               94              81              --              --
                                                                --------        --------        --------        --------
                                                                $    530        $    230        $    290        $    100
                                                                ========        ========        ========        ========

         Renegotiated loans                                     $     --        $     --        $     --        $     --
                                                                ========        ========        ========        ========


         Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2001 totaled $760,000, an increase from $390,000 at December 31, 2000. During the three months ended June 30, 2001, non-performing loans decreased $128,000 from $888,000 at March 31, 2001. The increase in non-performing loans during the six months ended June 30, 2001 of $370,000 is due primarily to an increase in non-performing real estate loans of $146,000 and an increase in commercial loans of $175,000. No material losses on these loans is anticipated by management.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following table presents total internally classified loans as of June 30, 2001 and December 31, 2000:

                                                 June 30, 2001
                                                 -------------
                                                 (In Thousands)         Special
                                                     Total              Mention            Substandard          Doubtful
                                                 --------------         --------           -----------          --------
Commercial, financial and
   agricultural                                     $     62            $     11           $       5            $     46
Real estate construction                                  --                  --                  --                  --
Real estate mortgage                                   1,267                 440                 756                  71
Consumer                                                 551                  95                 358                  98
                                                    --------            --------           ---------            --------
                                                    $  1,880            $    546           $   1,119            $    215
                                                    ========            ========           =========            ========


                                               December 31, 2000
                                               -----------------
                                                 (In Thousands)         Special
                                                     Total              Mention            Substandard          Doubtful
                                               -----------------        --------           -----------          --------
Commercial, financial and
   agricultural                                     $     11            $     --           $      11            $     --
Real estate construction                                  --                  --                  --                  --
Real estate mortgage                                     858                 745                 113                  --
Consumer                                                 402                 136                 137                 129
                                                    --------            --------           ---------            --------
                                                    $  1,271            $    881           $     261            $    129
                                                    ========            ========           =========            ========

         The collateral values securing internally graded loans, based on estimates received by management, total approximately $2,614,000 ($2,185,000 related to real property and $429,000 related to personal loans). The internally classified loans have increased $609,000 or 47.9% from $1,271,000 at December 31, 2000. The increase in the internally classified loans is concentrated in several loans that were downgraded during the six months ended June 30, 2001. These loans were downgraded due to bankruptcies, foreclosures, and repossessions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         Residential real estate loans that are internally classified totaling $1,267,000 and $858,000 at June 30, 2001 and December 31, 2000 consist of 26 and
17 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                                    June 30, 2001                          December 31, 2000
                                                             ----------------------------            ----------------------------
                                                                             Percent of                             Percent of
                                                                              Loans In                               Loans In
                                                                In          Each Category               In         Each Category
                                                             Thousands     To Total Loans            Thousands     To Total Loans
                                                             ---------     --------------            ---------     --------------
         Commercial, financial
           and agricultural                                  $    559         $   17.3%              $    480         $   36.4%
         Real estate construction                                 273              8.5                    535              7.3
         Real estate mortgage                                   3,434             61.1                  2,981             45.2
         Installment                                              786             13.1                    529             11.1
                                                             --------         --------               --------         --------
                                                             $  5,052         $    100%              $  4,525         $    100%
                                                             ========         ========               ========         ========

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

         Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2001, the Company's liquid assets totaled $73,434,000.

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

         The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.7 million mature, or will be subject to rate adjustments, within the next twelve months.

         A secondary source of liquidity is the Company's loan portfolio. At June 30, 2001 loans of approximately $244.1 million either will become due or will be subject to rate adjustments within twelve months from the respective date. The Company intends to place emphasis on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $120.0 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

         Capital. At June 30, 2001, total stockholders' equity was $42,502,000 or 6.6% of total assets, which compares with $38,735,000 or 6.4% of total assets at December 31, 2000. The dollar increase in stockholders' equity during the six months ended June 30, 2001 results from the Company's net income of $3,140,000, the net effect of a $680,000 unrealized gain on investment securities net of applicable income taxes, proceeds from sales of common stock of $31,000 and cash dividends declared of $903,000 of which $819,000 was reinvested under the Company's dividend reinvestment plan.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. During 1999, the Company granted several key employees options to purchase a total of 48,311 shares of common stock. During the first quarter of 2000, the Company granted seven key employees the option to purchase 2,500 shares of common stock and during the first quarter of 2001, the Company granted five key employees the option to purchase 2,250 shares of common stock. At June 30, 2001, 1,000 shares had been exercised, 3,580 shares had been forfeited and 4,623 shares were exercisable. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

         The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2001 the Company's total risk-based capital ratio was 11.7% and its Tier I risk-based capital ratio was approximately 10.6% compared to ratios of 11.6% and 10.5%, respectively at December 31, 2000. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2001 the Company had a leverage ratio of 7.1%, compared to 7.3% at December 31, 2000.

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

         There have been no material changes in reported market risks during the six months ended June 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The annual meeting of stockholders was held April 10, 2001.

         (b)      Election of the entire board of directors.

         (c)      (1)      Each director was elected by the following
                           tabulation:

                                                   Number
                                                  of Shares                                              Broker
                                                   Voting            For       Against      Abstain     Non-Votes
                                                  ---------       ---------    -------      -------     ---------
                        Charles Bell              1,188,852       1,180,051       0           8,801         0
                        Jack Bell                 1,188,852       1,180,051       0           8,801         0
                        Mackey Bentley            1,188,852       1,180,051       0           8,801         0
                        Randall Clemons           1,188,852       1,180,051       0           8,801         0
                        Jimmy Comer               1,188,852       1,157,217     22,834        8,801         0
                        Jerry Franklin            1,188,852       1,180,051       0           8,801         0
                        John Freeman              1,188,852       1,180,051       0           8,801         0
                        Marshall Griffith         1,188,852       1,180,051       0           8,801         0
                        Harold Patton             1,188,852       1,180,051       0           8,801         0
                        James Patton              1,188,852       1,180,051       0           8,801         0
                        John Trice                1,188,852       1,179,712        339        8,801         0
                        Bob Van Hooser            1,188,852       1,178,683      1,368        8,801         0

                  (2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

                                                   Number
                                                  of Shares                                              Broker
                                                   Voting            For       Against      Abstain     Non-Votes
                                                  ---------       ---------    -------      -------     ---------

                                                  1,188,852       1,165,062     3,671        20,119        0

         (d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

         Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 15, 2001 in order to be included in the Company's Proxy Statement and form of proxy relating to the 2001 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.

         For any other shareholder proposals to be timely (but not considered for inclusion in the Company's Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company's main office (listed above) prior to January 28, 2002.

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



                                            WILSON BANK HOLDING COMPANY
                                     ------------------------------------------
                                                    (Registrant)



DATE:    August 10, 2001              /s/   Randall Clemons
     ---------------------           ------------------------------------------
                                     Randall Clemons, President and
                                     Chief Executive Officer



DATE:    August 10, 2001              /s/     Becky Taylor
     ---------------------           ------------------------------------------
                                     Becky Taylor
                                     Sr. Vice President & Cashier