Form 10-Q
period 2001-09-30
WILSON BANK HOLDING CO
filed 2001-11-14
CIK 885275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

 [ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 0-20402
                                                --------

                           WILSON BANK HOLDING COMPANY
                  -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Tennessee                                           62-1497076
--------------------------------                          ----------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

                     623 West Main Street, Lebanon, TN 37087
               --------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (615) 444-2265
                -----------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common stock outstanding:      2,053,956    shares at November 9, 2001.
                               ---------------

PART I:  FINANCIAL INFORMATION

      Item 1.    Financial Statements

      The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

           Consolidated Balance Sheets - September 30, 2001 and December 31,
           2000.

           Consolidated Statements of Earnings - For the three months and nine months ended September 30, 2001 and 2000.

           Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 2001 and 2000.

           Consolidated Statements of Cash Flows - For the nine months ended September 30, 2001 and 2000.

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

      Item 3.  Defaults upon Senior Securities.

      Item 4.  Submission of Matters to a Vote of Security Holders.

      Item 5.  Other Information.

      Item 6.  Exhibits and Reports on Form 8-K.

      Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)

                                                                                  September 30,  December 31,
                                                                                      2001           2000
                                                                                    ---------      --------
                                                                                         (In Thousands)

                                      Assets

Loans                                                                               $ 477,527       432,289
Less:   Allowance for loan losses                                                      (5,275)       (4,525)
                                                                                    ---------      --------
             Net loans                                                                472,252       427,764

Securities:
   Held-to-maturity, at cost (market value $17,271,000 and
     $17,052,000, respectively)                                                        16,756        17,049
   Available-for-sale, at market (amortized cost $77,352,000 and
     $73,473,000, respectively)                                                        78,512        72,375
                                                                                    ---------      --------
             Total securities                                                          95,268        89,424

Loans held for sale                                                                     3,293         1,295
Other interest bearing assets                                                           1,970         1,640
Federal funds sold                                                                     39,338        34,665
                                                                                    ---------      --------
             Total earning assets                                                     612,121       554,788

Cash and due from banks                                                                16,364        23,201
Bank premises and equipment, net                                                       14,971        15,499
Accrued interest receivable                                                             5,325         4,934
Other real estate                                                                         348           425
Deferred income tax asset                                                                 710         1,555
Other assets                                                                            2,053         1,816
                                                                                    ---------      --------
             Total assets                                                           $ 651,892       602,218
                                                                                    =========      ========

                       Liabilities and Stockholders' Equity

Deposits                                                                            $ 582,154       543,583
Securities sold under repurchase agreements                                            13,419         9,710
Federal Home Loan Bank Advances                                                         1,482         1,857
Federal funds purchased                                                                   139            --
Accrued interest and other liabilities                                                  5,264         4,112
Minority interest                                                                       4,774         4,221
                                                                                    ---------      --------
             Total liabilities                                                        607,232       563,483
                                                                                    ---------      --------
Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares; issued 2,053,823 at September 30, 2001 and 2,005,958
     shares at December 31, 2000, respectively                                          4,108         4,012
   Additional paid-in capital                                                          11,839        10,162
   Retained earnings                                                                   28,067        25,172
   Net unrealized gains (losses) on available-for-sale securities, net of income tax expense of $395,000 and income tax benefit of $373,000,
     respectively                                                                         646          (611)
                                                                                    ---------      --------
             Total stockholders' equity                                                44,660        38,735
                                                                                    ---------      --------
             Total liabilities and stockholders' equity                             $ 651,892       602,218
                                                                                    =========      ========




See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                      ----------------------         ----------------------
                                                                        2001           2000            2001           2000
                                                                      -------         ------         -------         ------
                                                                       (Dollars In Thousands          (Dollars In Thousands
                                                                     Except Per Share Amounts)      Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                         $10,412          9,441         $31,019         26,372
   Interest and dividends on securities:
     Taxable securities                                                 1,283          1,216           4,116          3,627
     Exempt from Federal income taxes                                     184            172             552            533
   Interest on loans held for sale                                         47             26             125             70
   Interest on Federal funds sold                                         319            210           1,257            625
                                                                      -------         ------         -------         ------
           Total interest income                                       12,245         11,065          37,069         31,227
                                                                      -------         ------         -------         ------
Interest expense:
   Interest on negotiable order of withdrawal accounts                    137            148             418            434
   Interest on money market and savings accounts                        1,198          1,147           3,712          3,451
   Interest on certificates of deposit                                  4,973          4,533          15,718         11,957
   Interest on securities sold under repurchase agreements                111            143             319            336
   Interest on Federal Home Loan Bank Advances                             27             27              87             55
   Interest on Federal funds purchased                                      1              4               1              8
                                                                      -------         ------         -------         ------
           Total interest expense                                       6,447          6,002          20,255         16,241
                                                                      -------         ------         -------         ------
Net interest income before provision for possible loan losses           5,798          5,063          16,814         14,986
Provision for possible loan losses                                        461            298           1,349            864
                                                                      -------         ------         -------         ------
Net interest income after provision for possible loan losses            5,337          4,765          15,465         14,122
                                                                      -------         ------         -------         ------
Non-interest income:
   Service charges on deposit accounts                                    984            724           2,890          1,997
   Other fees and commissions                                             618            589           1,691          1,578
   Gain on sale of loans                                                  291            205             896            559
                                                                      -------         ------         -------         ------
                                                                        1,893          1,518           5,477          4,134
                                                                      -------         ------         -------         ------
Non-interest expenses:
   Salaries and employee benefits                                       2,489          2,140           7,280          6,408
   Occupancy expenses, net                                                315            280             898            850
   Furniture and equipment expenses                                       307            320             941            916
   Data processing expense                                                 77             99             274            302
   Directors' fees                                                        139            131             438            413
   Other operating expenses                                             1,054            721           2,907          2,221
   Loss on sale of other real estate                                       --             --               5             15
   Minority interest in net earnings of subsidiaries                      143            127             425            353
                                                                      -------         ------         -------         ------
                                                                        4,524          3,818          13,168         11,478
                                                                      -------         ------         -------         ------
           Earnings before income taxes                                 2,706          2,465           7,774          6,778
Income taxes                                                            1,032            935           2,960          2,558
                                                                      -------         ------         -------         ------
           Net earnings                                               $ 1,674          1,530         $ 4,814          4,220
                                                                      =======         ======         =======         ======
Basic earnings per common share                                       $   .82            .76         $  2.37           2.12
                                                                      =======         ======         =======         ======
Diluted earnings per common share                                     $   .82            .76         $  2.37           2.12
                                                                      =======         ======         =======         ======
Dividends per share                                                   $   .50            .40         $   .95            .80
                                                                      =======         ======         =======         ======


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                      Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                       ----------------     -----------------
                                                        2001      2000       2001       2000
                                                       ------     -----     ------     ------
                                                        (In Thousands)       (In Thousands)
Net earnings                                           $1,674     1,530     $4,814      4,220
                                                       ------     -----     ------     ------
Other comprehensive earnings (losses) net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of tax
     expense of $353,000, $308,000, $768,000 and
     tax benefit of $8,000, respectively                  577       503      1,257        (11)
                                                       ------     -----     ------     ------
           Other comprehensive earnings (losses)          577       503      1,257        (11)
                                                       ------     -----     ------     ------
           Comprehensive earnings                      $2,251     2,033     $6,071      4,209
                                                       ======     =====     ======     ======





See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                       2001       2000
                                                                     --------    -------
                                                                       (In Thousands)
Cash flows from operating activities:
   Interest received                                                 $ 36,461     30,439
   Fees and commissions received                                        4,581      3,575
   Proceeds from sale of loans                                         45,234     26,684
   Originations of loans held for sale                                (46,336)   (25,220)
   Interest paid                                                      (19,873)   (15,643)
   Cash paid to suppliers and employees                               (10,895)    (9,202)
   Income taxes paid                                                   (3,352)    (2,741)
                                                                     --------    -------
             Net cash provided by operating activities                  5,820      7,892
                                                                     --------    -------
Cash flows from investing activities:
   Proceeds from maturities of available-for-sale securities           69,550      1,750
   Proceeds from maturities of held-to-maturity securities              1,463      1,840
   Purchase of held-to-maturity securities                             (1,173)    (1,670)
   Purchase of available-for-sale securities                          (73,541)    (4,347)
   Loans made to customers, net of repayments                         (46,317)   (58,117)
   Purchase of premises and equipment                                    (521)      (373)
   Proceeds from sale of premises and equipment                           118         11
   Proceeds from sale of other real estate                                552        205
                                                                     --------    -------
             Net cash used in investing activities                    (49,869)   (60,701)
                                                                     --------    -------
Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW deposit
     accounts                                                          12,129      6,005
   Net increase in time deposits                                       26,442     37,839
   Increase in securities sold under repurchase agreements              3,709      3,261
   Net increase (decrease) in advances from Federal Home Loan Bank       (375)     1,892
   Increase in Federal funds purchased                                    139         --
   Dividends paid                                                      (1,918)    (1,580)
   Dividends paid to minority shareholders                               (120)        --
   Proceeds from sale of stock to minority shareholders                   107         --
   Proceeds from sale of common stock                                   1,741      1,426
   Proceeds from exercise of stock options                                 31         --
                                                                     --------    -------
             Net cash provided by financing activities                 41,885     48,843
                                                                     --------    -------
Net decrease in cash and cash equivalents                              (2,164)    (3,966)

Cash and cash equivalents at beginning of period                       57,866     30,649
                                                                     --------    -------
Cash and cash equivalents at end of period                           $ 55,702     26,683
                                                                     ========    =======


See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                      2001      2000
                                                                     -------    ------
                                                                      (In Thousands)
Reconciliation of net earnings to net cash provided by
   operating activities:
     Net earnings                                                    $ 4,814     4,220
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                   803       910
         Provision for loan losses                                     1,349       864
         Minority interests in net earnings of commercial bank
           subsidiaries                                                  425       353
         FHLB dividend reinvestment                                      (90)      (68)
         Loss on sale of other real estate                                 5        15
         Decrease (increase) in loans held for sale                   (1,998)      905
         Decrease in refundable income taxes                              --        26
         Increase in deferred tax asset                                  (12)       (3)
         Increase in other assets, net                                  (237)      (17)
         Increase in interest receivable                                (391)     (717)
         Decrease in taxes payable                                      (380)     (206)
         Increase in other liabilities                                 1,150     1,012
         Increase in interest payable                                    382       598
                                                                     -------    ------
                 Total adjustments                                     1,006     3,672
                                                                     -------    ------
                 Net cash provided by operating activities           $ 5,820     7,892
                                                                     =======    ======


Supplemental schedule of non-cash activities:

   Unrealized gain (loss) in values of securities
     available-for-sale, net of income tax expense of
     $768,000 and income tax benefit of $8,000 for the
     nine months ended September 30, 2001 and 2000, respectively     $ 1,257       (11)
                                                                     =======    ======
   Non-cash transfers from loans to other real estate                $   480       316
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, comprehensive earnings for the three months and nine months ended September 30, 2001 and 2000 and changes in cash flows for the nine months ended September 30, 2001 and 2000. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 2000 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                Nine Months Ended
                                                                   September 30,
                                                                -------------------
                                                                 2001        2000
                                                                -------      ------
                                                                  (In Thousands)
         Balance, January 1, 2001 and 2000, respectively        $ 4,525       3,847
         Add (deduct):
           Losses charged to allowance                             (781)       (494)
           Recoveries credited to allowance                         182          80
           Provision for loan losses                              1,349         864
                                                                -------      ------
         Balance, September 30, 2001 and 2000, respectively     $ 5,275       4,297
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

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words "believe", "suspect", "anticipate", "seek", "plan", "estimate", "expects" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to increased competition with other financial institutions, lack of sustained growth in the Company's market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company's future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

RESULTS OF OPERATIONS

         Net earnings increased 14.1% to $4,814,000 for the nine months ended September 30, 2001 from $4,220,000 in the first nine months of 2000. Net earnings were $1,674,000 for the quarter ended September 30, 2001, an increase of $144,000 or 9.4% from $1,530,000 for the three months ended September 30, 2000 and an increase of $4,000 or 0.2% over the quarter ended June 30, 2001. The increase in net earnings during the nine months ending September 30, 2001 was primarily due to a 12.2% increase in net interest income and a 32.5% increase in non-interest income which was partially offset by a 14.7% increase in non-interest expenses.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

         Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, increased $5,842,000 or 18.7% during the nine months ended September 30, 2001 as compared to the same period in 2000. The increase in total interest income was $1,180,000 or 10.7% for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Total interest income decreased $316,000 or 2.5% from the second quarter of 2001. The overall increase in 2001 was primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 94.7% and 94.0% for the nine months ended September 30, 2001 and 2000, respectively.

         Interest expense increased $4,014,000 or 24.7% for the nine months ended September 30, 2001 as compared to the same period in 2000. The increase was $445,000 or 7.4% for the three months ended September 30, 2001 as compared to the same period in 2000. Interest expense decreased $435,000 or 6.3% for the quarter ended September 30, 2001 over the second quarter of 2001. The overall increase in total interest expense for the first nine months of 2001 was primarily attributable to an increase in weighted average interest-bearing liabilities.

         The foregoing resulted in an increase in net interest income of $1,828,000 or 12.2% for the first nine months of 2001 as compared to the same period in 2000. The increase was $735,000 or 14.5% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 and an increase of $119,000 or 2.1% when compared to the second quarter of 2001.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses was $1,349,000 and $864,000 for the first nine months of 2001 and 2000, respectively. The provision for possible loan losses during the three month periods ended September 30, 2001 and 2000 was $461,000 and $298,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses to $5,275,000, an increase of 16.6% from $4,525,000 at December 31, 2000. The allowance for possible loan losses as a percentage of total outstanding loans was 1.10% at September 30, 2001 and 1.05% at December 31, 2000, respectively.

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

PROVISION FOR POSSIBLE LOAN LOSSES, CONTINUED

current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at September 30, 2001 to be adequate.

NON-INTEREST INCOME

         The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2001 increased by 32.5% to $5,477,000 from $4,134,000 for the same period in 2000. The increase was $375,000 or 24.7% during the quarter ended September 30, 2001 compared to the third quarter in 2000. Total non-interest income decreased $37,000 or 1.9% over the quarter ended June 30, 2001. The overall increase in non-interest income for the first nine months of 2001 was due primarily to increases in service charges on deposit accounts and gain on sale of loans. Service charges on deposit accounts totaled $2,890,000 and $1,997,000 during the nine months ended September 30, 2001 and 2000, respectively, an increase of $893,000 or 44.7%. Service charges on deposit accounts totaled $984,000 and $724,000 during the quarters ended September 30, 2001 and 2000, respectively, an increase of $260,000 or 35.9%. Gain on sale of loans increased $337,000 or 60.3% during the nine months ended September 30, 2001 compared to the same period in 2000. Gain on sale of loans increased $86,000 or 42.0% during the quarter ended September 30, 2001 compared to the same period in 2000.

NON-INTEREST EXPENSE

         Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing expenses, directors' fees, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expense increased $1,690,000 or 14.7% during the first nine months of 2001 compared to the same period in 2000. The increase for the quarter ended September 30, 2001 was $706,000 or 18.5% as compared to the comparable quarter in 2000 and the increase was $69,000 or 1.5% as compared to the second quarter of 2001. The overall increase in non-interest expense was attributable primarily to increases in salaries and employee benefits along with an increase in the number of employees necessary to support the Company's operations. The number of employees increased to 226 at September 30, 2001, an increase from 221 at September 30, 2000. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth. Other operating expenses for the nine months ended September 30, 2001 increased to $2,907,000 from $2,221,000 for the comparable period in 2000. Other operating expenses increased $333,000 or 46.2% during the quarter ended September 30, 2001 as compared to the same period in 2000. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INCOME TAXES

         The Company's income tax expense was $2,960,000 for the nine months ended September 30, 2001, an increase of $402,000 as compared to the comparable period in 2000. Income tax expense was $1,032,000 for the quarter ended September 30, 2001, an increase of $97,000 over the same period in 2000. The percentage of income tax expense to net income before taxes was 38.1% and 37.7% for the nine months ended September 30, 2001 and 2000, respectively and 38.1% and 37.9% for the quarters ended September 30, 2001 and 2000, respectively. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.5% for the nine months ended September 30, 2001 compared to 1.7% for the nine months ended September 30, 2000.

EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share and adds in the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2001 and 2000:

                                             Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                           ----------------------   ---------------------
(In Thousands, except share amounts)          2001        2000        2001        2000
                                           ----------   ---------   ---------   ---------
Basic EPS Computation:
  Numerator - earnings available to common
     shareholders                          $    1,674       1,530       4,814       4,220
                                           ----------   ---------   ---------   ---------
  Denominator - weighted average number
     of common shares outstanding           2,045,909   1,999,203   2,032,455   1,987,512
                                           ----------   ---------   ---------   ---------
  Basic earnings per common share          $      .82         .76        2.37        2.12
                                           ==========   =========   =========   =========
Diluted EPS Computation:
  Numerator - earnings available to common
     shareholders                          $    1,674       1,530       4,814       4,220
                                           ----------   ---------   ---------   ---------
  Denominator:
     Weighted average number of common
       shares outstanding                   2,045,909   1,999,203   2,032,455   1,987,512
     Dilutive effect of stock options           1,758         583       1,587         407
                                           ----------   ---------   ---------   ---------
                                            2,047,667   1,999,786   2,034,042   1,987,919
                                           ----------   ---------   ---------   ---------
Diluted earnings per common share          $      .82         .76        2.37        2.12
                                           ==========   =========   =========   =========

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

         The Company's total assets increased 8.2% to $651,892,000 during the nine months ended September 30, 2001 from $602,218,000 at December 31, 2000. Total assets increased $10,728,000 or 1.7%, $6,338,000 or 1.0% and $32,608,000
or 5.5% during the three month periods ended September 30, 2001, June 30, 2001 and March 31, 2001, respectively. Loans, net of allowance for possible loan losses totaled $472,252,000 at September 30, 2001 or a 10.4% increase compared to $427,764,000 at December 31, 2000. Net loans increased $14,025,000 or 3.1%,
$16,128,000 or 3.6% and $14,335,000 or 3.4% during the quarters ended September 30, 2001, June 30, 2001 and March 31, 2001, respectively. These increases were primarily due to the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $5,844,000 or 6.5% to $95,268,000 at September 30, 2001 from $89,424,000 at
December 31, 2000. Securities decreased $2,192,000 or 2.2% during the three months ended September 30, 2001. The overall increase in securities included a net unrealized gain of $2,256,000 during the nine month period ending September 30, 2001. Federal funds sold increased $4,673,000 to $39,338,000 at September 30, 2001 from $34,665,000 at December 31, 2000.

         Total liabilities increased by 7.8% to $607,232,000 for the nine months ended September 30, 2001 compared to $563,483,000 at December 31, 2000. The increase by quarter totaled $8,570,000 or 1.4%, $4,805,000 or 0.8% and $30,374,000 or 5.4% during the quarters ended September 30, 2001, June 30, 2001 and March 31, 2001, respectively. These increases were composed primarily of a $38,571,000 or 7.1% increase in total deposits and an increase of $3,709,000 or 38.2% in securities sold under repurchase agreements during the nine months ended September 30, 2001. Federal Home Loan Bank Advances decreased $375,000 during the nine months ended September 30, 2001.

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company's first mortgage single family residential, consumer and credit card loans, which total approximately $243,221,000, $60,720,000 and $1,790,000, respectively at September 30, 2001, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2001, the Company had nonaccrual loans totaling $429,000 as compared to $100,000 at December 31, 2000.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2001, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         Impaired loans and related allowance for loan loss amounts at September 30, 2001 and December 31, 2000 were as follows:

                                         September 30, 2001     December 31, 2000
                                       ---------------------  ---------------------
                                                   Allowance              Allowance
                                        Recorded      for      Recorded      for
        (In Thousands)                 Investment  Loan Loss  Investment  Loan Loss
                                       ----------  ---------  ----------  ---------
Impaired loans with allowance for
  loan loss                                $ --        --         100         48
Impaired loans with no allowance for
  loan loss                                  --        --          --         --
                                           ----       ---         ---        ---
                                           $ --        --         100         48
                                           ====       ===         ===        ===

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the nine months ended September 30, 2001 and September 30, 2000 was insignificant. There was no interest income recognized on these loans during 2000.

         The following schedule details selected information as to non-performing loans of the Company at September 30, 2001 and December 31, 2000:

                                    September 30, 2001         December 31, 2000
                                 -----------------------    ----------------------
                                 Past Due                   Past Due
     (In Thousands)              90 Days     Non-Accrual    90 Days    Non-Accrual
                                 -------     -----------    -------    -----------
                                     (In Thousands)            (In Thousands)
Real estate loans                 $  741          301         $ 68          --
Installment loans                    290          128          222         100
Commercial, financial and
  agricultural loans                  --           --           --          --
                                  ------         ----         ----         ---
                                  $1,031          429         $290         100
                                  ======         ====         ====         ===
Renegotiated loans                $   --           --         $ --          --
                                  ======         ====         ====         ===


         Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2001 totaled $1,460,000, an increase from $390,000 at December 31, 2000. During the three months ended September 30, 2001, non-performing loans increased $700,000 or 92.1% from $760,000 at June 30, 2001. The increase in non-performing loans during the nine months ended September 30, 2001 of $1,070,000 is due primarily to an increase in non-performing real estate loans of $974,000 and an increase in installment loans of $96,000. No material losses on these loans is anticipated by management.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following table presents total internally classified loans as of September 30, 2001 and December 31, 2000:

                            September 30, 2001
                              (In Thousands)     Special
                                  Total          Mention    Substandard    Doubtful
                                  -----          -------    -----------    --------
Commercial, financial and
   agricultural                   $   74            11            26          37
Real estate construction             167            --           130          37
Real estate mortgage               1,682           455         1,210          17
Consumer                             587            82           333         172
                                  ------         -----         -----         ---
                                  $2,510           548         1,699         263
                                  ======         =====         =====         ===



                            December 31, 2001
                              (In Thousands)     Special
                                  Total          Mention    Substandard    Doubtful
                                  -----          -------    -----------    --------
Commercial, financial and
   agricultural                   $   11            --            11
Real estate construction              --            --            --          --
Real estate mortgage                 858           745           113          --
Consumer                             402           136           137         129
                                  ------         -----         -----         ---
                                  $1,271           881           261         129
                                  ======         =====         =====         ===


         The collateral values securing internally graded loans, based on estimates received by management, total approximately $3,347,000 ($2,766,000 related to real property and $581,000 related to personal loans). The internally classified loans have increased $1,239,000 or 97.5% to $2,510,000 from $1,271,000 at December 31, 2000. The increase in the internally classified loans is concentrated in several loans that were downgraded during the nine months ended September 30, 2001. These loans were downgraded due to bankruptcies, foreclosures, and repossessions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         Residential real estate loans that are internally classified totaling $1,682,000 and $858,000 at September 30, 2001 and December 31, 2000 consist of 31 and 17 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                    September 30, 2001              December 31, 2000
                               ----------------------------   ----------------------------
                                               Percent of                     Percent of
                                                Loans In                       Loans In
                                  In         Each Category       In         Each Category
                               Thousands     To Total Loans   Thousands     To Total Loans
                               ---------     --------------   ---------     --------------
Commercial, financial
  and agricultural               $  561            18.2%        $  480            36.4%
Real estate construction            308             8.0            535             7.3
Real estate mortgage              3,572            60.7          2,981            45.2
Installment                         834            13.1            529            11.1
                                 ------          ------         ------          ------
                                 $5,275           100.0%        $4,525           100.0%
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

         Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2001, the Company's liquid assets totaled $70,408,000.

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND ASSET MANAGEMENT, CONTINUED

         The Company believes that its primary source of liquidity is its stable core deposit base. In addition, loan payments, investment security maturities and short-term borrowings provide a secondary source.

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

         The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling $2.9 million mature or will be subject to rate adjustments within the next twelve months.

         A secondary source of liquidity is the Bank's loan portfolio. At September 30, 2001 loans of approximately $235.9 million either will become due or will be subject to rate adjustments within twelve months from that date. The Company expects to place emphasis on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $122.3 million will become due during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

         Capital. At September 30, 2001, total stockholders' equity was $44,660,000 or 6.9% of total assets, which compares with $38,735,000 or 6.4% of total assets at December 31, 2000. The dollar increase in stockholders' equity during the nine months ended September 30, 2001 results from the Company's net income of $4,814,000, the effect of a $1,257,000 unrealized gain on investment securities net of applicable income taxes, proceeds from sales of common stock upon exercise of stock options of $31,000 and cash dividends declared of $1,918,000 of which $1,741,000 was reinvested under the Company's dividend reinvestment plan.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL POSITION AND DIVIDENDS, CONTINUED

         In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. During 1999, the Company granted several key employees options to purchase a total of 48,311 shares of common stock. During the first quarter of 2000, the Company granted seven key employees the option to purchase 2,500 shares of common stock and during the first quarter of 2001, the Company granted five key employees the option to purchase 2,250 shares of common stock. At September 30, 2001, 1,000 shares had been exercised, 3,580 shares had been forfeited and 9,021 shares were exercisable. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

         The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and its subsidiary banks have none, and a part of the allowance for possible loans losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines requires the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At September 30, 2001 the Company's total risk-based capital ratio was 12.0% and its Tier I risk-based capital ratio was approximately 10.8% compared to ratios of 11.6% and 10.5%, respectively at December 31, 2000. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 2001 and December 31, 2000, the Company had a leverage ratio of 7.3%.

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

         There have been no material changes in reported market risks during the nine months ended September 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not Applicable.

         (b)      Not Applicable.

         (c)      None.

         (d) The only restrictions on working capital and/or dividends are those reported in Part I.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      None.

         (b)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      None.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Not applicable.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                    SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WILSON BANK HOLDING COMPANY
                                    ------------------------------------
                                                (Registrant)




DATE: November 9, 2001              /s/ Randall Clemons
      ----------------              --------------------------------------------
                                    Randall Clemons
                                    President and Chief Executive Officer



DATE: November 9, 2001              /s/  Becky Taylor
      ----------------              --------------------------------------------
                                    Becky Taylor
                                    Sr. Vice President & Cashier