Form 10-K
period 2001-12-31
WILSON BANK HOLDING CO
filed 2002-03-29
CIK 885275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission file number 0-10402

                           WILSON BANK HOLDING COMPANY
             (Exact name of registrant as specified in its charter)

             Tennessee                                  62-1497076
-----------------------------------------      --------------------------------
       (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification Number)

         623 West Main Street
          Lebanon, Tennessee                               37087
-----------------------------------------      --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 2002, was approximately $70,293,094. The market value calculation was determined using $39.50 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 25, 2002 were 2,079,994.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K    Documents from which portions are incorporated by reference
-----------------    -----------------------------------------------------------

Part II Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Items 5, 6, 7, and 8.

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 9, 2002 are incorporated by reference into Items 10, 11, 12 and 13.

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

All of the Company's banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, DeKalb Community Bank ("DCB") and Community Bank of Smith County ("CBSC"). The Bank, on December 31, 2001, had eight full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee and one full service banking office in western Davidson County. The Bank's wholly-owned subsidiary, Hometown Finance, Inc., was dissolved in 2001 and its assets and liabilities were distributed to the Bank. DCB had two full service banking offices in DeKalb County, one office located in Smithville, Tennessee and one office located in Alexandria, Tennessee. CBSC had one office located in Carthage, Smith County, Tennessee. DCB began operations in April 1996 and CBSC began operations in December 1996. As of December 31, 2001, revenues and expenses of DCB and CBSC, have not had a material effect on the earnings of the Company.

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

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2001, the Company reported net earnings of approximately $6.6 million and had total assets of approximately $667.8 million.

DCB was organized and began operations as a de novo state chartered bank in 1996. DCB is 50% owned by the Company and 50% owned by residents of DeKalb County. DCB operates two full-service branches, one in Smithville and one in Alexandria, Tennessee. DCB is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956.

Management believes that DeKalb County offers an environment for continued growth since it is geographically close to Wilson County. DCB, the only locally-owned bank in DeKalb County, offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. DCB does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of DCB. Furthermore, no concentration of loans exists within a single industry or group of related industries.

CBSC was organized as a de novo state chartered bank in 1996. CBSC is 50% owned by the Company and 50% owned by residents of Smith County. CBSC is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956. Management believes that Smith County offers an environment for continued growth since it is contiguous to Wilson County and has only three other financial institutions serving its residents. CBSC offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. CBSC does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of CBSC. Furthermore, no concentration of loans exists within a single industry or group of related industries.

FINANCIAL AND STATISTICAL INFORMATION

The Company's audited consolidated financial statements, selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001 filed as Exhibit 13 to this Form 10-K (the "2001 Annual Report"), are incorporated herein by reference.

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

The Bank competes with much larger commercial banks in Wilson County, the Bank's primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered out of Tennessee and four banks owned by Tennessee multi-bank holding companies. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with two credit unions located in Wilson County and two locally-owned banks which were organized in 2001.

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

EMPLOYMENT

As of March 25, 2002, the Company and its subsidiaries collectively employed 213 full-time equivalent employees and 30 part-time employees. Additional personnel will be hired as needed to meet future growth.

STATISTICAL INFORMATION REQUIRED BY GUIDE 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, "Statistical Disclosure by Bank Holding Companies," of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management's Discussion and Analysis sections in the Company's 2001 Annual Report. Certain information not contained in the Company's 2001 Annual Report, but required by Guide 3, is contained in the tables immediately following:

                   [REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001


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

         Non-accrual loans have been included in the loan category. Loan fees of $586,000, $508,000 and $394,000 for 2001, 2000 and 1999, respectively, are included in loan income and represent an adjustment of the yield on these loans.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001


                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                   ----------------------------------------------------------------------------------------------
                                               2001                            2000                          2001/2000 CHANGE
                                   -------------------------------   -----------------------------      -------------------------
                                   Average      Interest   Income/   Average   Interest    Income/      Due to   Due to
                                   Balance       Rate      Expense   Balance     Rate      Expense      Volume    Rate     Total
                                   -------------------------------   -----------------------------      -------------------------
Loans, net of unearned interest    $460,556       8.74%     40,262   395,441       9.04%     35,743      5,866   (1,347)   4,519

Investment securities - taxable      84,579       6.07       5,136    68,926       6.86       4,727      1,074     (665)     409

Investment securities -
   tax exempt                        15,655       5.43         850    14,933       5.55         829         40      (19)      21

Taxable equivalent adjustment            --       2.80         438        --       2.86         427         21      (10)      11
                                   -------------------------------   ------------------------------                        -----
       Total tax-exempt
        investment securities        15,655       8.23       1,288    14,933       8.41       1,256         61      (29)      32
                                   -------------------------------   ------------------------------                        -----

Total investment securities         100,234       6.41       6,424    83,859       7.13       5,983      1,168     (727)     441
                                   -------------------------------   ------------------------------                        -----

Loans held for sale                   3,907       4.66         182     1,626       5.78          94        132      (44)      88

Federal funds sold                   37,317       3.89       1,453    18,114       5.70       1,033      1,095     (675)     420
                                   -------------------------------   ------------------------------                        -----

       Total earning assets         602,014       8.03      48,321   499,040       8.59      42,853      8,845   (3,377)   5,468
                                   -------------------------------   ------------------------------                        -----

Cash and due from banks              15,149                           13,747

Allowance for possible loan
   losses                            (4,879)                          (4,190)

Bank premises and equipment          15,103                           15,867

Other assets                          8,408                            8,408
                                   --------                          -------
       Total assets                $635,795                          532,872
                                   ========                          =======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001


                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                   ----------------------------------------------------------------------------------------------
                                               2001                            2000                          2001/2000 CHANGE
                                   -------------------------------   -----------------------------      -------------------------
                                   Average      Interest   Income/   Average   Interest    Income/      Due to   Due to
                                   Balance       Rate      Expense   Balance     Rate      Expense      Volume    Rate     Total
                                   -------------------------------   -----------------------------      -------------------------
Deposits:
  Negotiable order of
    withdrawal accounts            $ 36,454       1.41%        515    30,884       1.87%        577        104     (166)     (62)
  Money market demand
    accounts                        110,253       3.18       3,506    94,759       3.75       3,549        581     (624)     (43)
  Individual retirement              26,697       5.93       1,583    22,067       5.97       1,318        276     (541)     265
accounts
  Other savings deposits             28,640       3.85       1,104    24,881       4.72       1,175      3,759   (3,830)     (71)
  Certificates of deposit
    $100,000 and over               119,677       5.77       6,906    90,057       6.09       5,483      1,804     (381)   1,423
  Certificates of deposit
    under $100,000                  195,017       5.90      11,511   167,885       6.05      10,159      1,641     (289)   1,352
                                   -------------------------------   ------------------------------                        -----
      Total interest-bearing
        deposits                    516,738       4.86      25,125   430,533       5.17      22,261      4,457   (1,593)   2,864

  Demand                             53,764         --          --    49,300         --          --         --       --       --
                                   -------------------------------   ------------------------------                        -----
      Total deposits                570,502       4.40      25,125   479,833       4.64      22,261      4,207   (1,343)   2,864
                                   -------------------------------   ------------------------------                        -----

Securities sold under
  repurchase agreements              11,541       3.40         392     9,304       5.40         502        121     (231)    (110)
Federal funds purchased                 164       2.44           4       173       4.62           8         --       (4)      (4)
Advances from Federal Home
  Loan Bank                           1,559       7.18         112     1,234       7.21          89         23       --       23
                                   -------------------------------   ------------------------------                        -----
      Total deposits and
        borrowed funds              583,766       4.39      25,633   490,544       4.67      22,860      4,353   (1,580)   2,773
                                   -------------------------------   ------------------------------                        -----

Other liabilities                     9,676                            7,965

Stockholders' equity                 42,353                           34,363
                                   --------                          -------
      Total liabilities and
        stockholders' equity       $635,795                          532,872
                                   ========                          =======

Net interest income                                         22,688                           19,993
                                                            ======                           ======

Net yield on earning assets                       3.77%                            4.01%
                                                  ====                             ====

Net interest spread                               3.64%                            3.92%
                                                  ====                             ====

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001


                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                   ----------------------------------------------------------------------------------------------
                                               2000                            1999                          2000/1999 CHANGE
                                   -------------------------------   -----------------------------      -------------------------
                                   Average      Interest   Income/   Average   Interest    Income/      Due to   Due to
                                   Balance       Rate      Expense   Balance     Rate      Expense      Volume    Rate     Total
                                   -------------------------------   -----------------------------      -------------------------
Loans, net of unearned interest    $395,441       9.04%     35,743   326,396       8.87%     28,937      6,124      682    6,806

Investment securities - taxable      68,926       6.86       4,727    66,096       6.61       4,371        187      169      356

Investment securities -
   tax exempt                        14,933       5.55         829    15,758       5.27         830        (43)      42       (1)

Taxable equivalent adjustment            --       2.86         427        --       2.72         428        (23)      22       (1)
                                   -------------------------------   ------------------------------                        -----
       Total tax-exempt
        investment securities        14,933       8.41       1,256    15,758       7.99       1,258        (66)      64       (2)
                                   -------------------------------   ------------------------------                        -----

Total investment securities          83,859       7.13       5,983    81,854       6.88       5,629        138      216      354
                                   -------------------------------   ------------------------------                        -----

Loans held for sale                   1,626       5.78          94     2,270       5.64         128        (36)       2      (34)

Federal funds sold                   18,114       5.70       1,033    20,151       4.60         927        (94)     200      106
                                   -------------------------------   ------------------------------                        -----

       Total earning assets         499,040       8.59      42,853   430,671       8.27      35,621      5,654    1,578    7,232
                                   -------------------------------   ------------------------------                        -----

Cash and due from banks              13,747                           13,019

Allowance for possible loan
   losses                            (4,190)                          (3,573)

Bank premises and equipment          15,867                           15,274

Other assets                          8,408                            6,612
                                   --------                          -------

       Total assets                $532,872                          462,003
                                   ========                          =======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001


                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                   ----------------------------------------------------------------------------------------------
                                               2000                            1999                          2000/1999 CHANGE
                                   -------------------------------   -----------------------------      -------------------------
                                   Average      Interest   Income/   Average   Interest    Income/      Due to   Due to
                                   Balance       Rate      Expense   Balance     Rate      Expense      Volume    Rate     Total
                                   -------------------------------   -----------------------------      -------------------------
Deposits:
  Negotiable order of
    withdrawal accounts            $ 30,884       1.87%        577    25,287       1.61%        406         90       81      171
  Money market demand
    accounts                         94,759       3.75       3,549    89,737       3.47       3,117        174      258      432
  Individual retirement
    accounts                         22,067       5.97       1,318    19,444       5.46       1,061        143      114      257
  Other savings deposits             24,881       4.72       1,175    20,867       4.07         850        163      162      325
  Certificates of deposit
    $100,000 and over                90,057       6.09       5,483    80,567       5.34       4,301        507      675    1,182
  Certificates of deposit
    under $100,000                  167,885       6.05      10,159   135,085       5.41       7,312      1,774    1,073    2,847
                                   -------------------------------   ------------------------------                        -----
      Total interest-bearing
        deposits                    430,533       5.17      22,261   370,987       4.60      17,047      2,739    2,475    5,214

  Demand                             49,300         --          --    44,246         --          --                           --
                                   -------------------------------   ------------------------------                        -----
      Total deposits                479,833       4.64      22,261   415,233       4.11      17,047      2,655    2,559    5,214
                                   -------------------------------   ------------------------------                        -----

Securities sold under
  repurchase agreements               9,304       5.40         502     9,374       4.35         408         (3)      97       94
Federal funds purchased                 173       4.62           8        48       4.17           2          5        1        6
Advances from Federal Home
  Loan Bank                           1,234       7.21          89        --         --          --         89       --       89
                                   -------------------------------   ------------------------------                        -----
      Total deposits and
        borrowed funds              490,544       4.67      22,860   424,655       4.11      17,457      2,708    2,695    5,403
                                   -------------------------------   ------------------------------                        -----

Other liabilities                     7,965                            6,788

Stockholders' equity                 34,363                           30,560
                                   --------                          -------
      Total liabilities and
        stockholders' equity       $532,872                          462,003
                                   ========                          =======

Net interest income                                         19,993                           18,164
                                                            ======                           ======

Net yield on earning assets                       4.01%                            4.22%
                                                  ====                             ====

Net interest spread                               3.92%                            4.16%
                                                  ====                             ====

                          WILSON BANK HOLDING COMPANY

                                   Form 10-K

                               December 31, 2001


II.      Investment Portfolio:

         A. Investment securities at December 31, 2001 consist of the following:

                                                                                SECURITIES HELD-TO-MATURITY
                                                               -----------------------------------------------------------
                                                                                      (In Thousands)
                                                                                Gross            Gross           Estimated
                                                               Amortized      Unrealized       Unrealized          Market
                                                                  Cost          Gains            Losses            Value
                                                               ---------      ----------       ----------        ---------
                  Obligations of states and
                     political subdivisions                     $13,273             292               27           13,538
                  Mortgage-backed securities                      2,857               8               16            2,849
                                                                -------           -----           ------           ------

                                                                $16,130             300               43           16,387
                                                                =======           =====           ======           ======

                                                                             SECURITIES AVAILABLE-FOR-SALE
                                                               -----------------------------------------------------------
                                                                                    (In Thousands)
                                                                                Gross            Gross           Estimated
                                                               Amortized      Unrealized       Unrealized          Market
                                                                  Cost          Gains            Losses            Value
                                                               ---------      ----------       ----------        ---------
                  U.S. Treasury and other
                     U.S. Government agencies
                     and corporations                           $79,561             451              300           79,712
                  Obligations of states and
                     political subdivisions                       2,258              40                7            2,291
                  Mortgage-backed securities                        423               5               --              428
                                                                -------           -----           ------           ------

                                                                $82,242             496              307           82,431
                                                                =======           =====           ======           ======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

II.      Investment Portfolio, Continued:

         A.       Continued:

                  Securities at December 31, 2000 consist of the following:


                                                                                 SECURITIES HELD-TO-MATURITY
                                                               -----------------------------------------------------------
                                                                                    (In Thousands)
                                                                                Gross            Gross           Estimated
                                                               Amortized      Unrealized       Unrealized          Market
                                                                  Cost          Gains            Losses            Value
                                                               ---------      ----------       ----------        ---------
                  Obligations of states and
                     political subdivisions                     $13,966             132               90           14,008
                  Mortgage-backed securities                      3,083              13               52            3,044
                                                                -------           -----           ------           ------

                                                                $17,049             145              142           17,052
                                                                =======           =====           ======           ======

                                                                              SECURITIES AVAILABLE-FOR-SALE
                                                               -----------------------------------------------------------
                                                                                      (In Thousands)
                                                                                Gross            Gross           Estimated
                                                               Amortized      Unrealized       Unrealized          Market
                                                                  Cost          Gains            Losses            Value
                                                               ---------      ----------       ----------        ---------
                  U.S. Treasury and other
                     U.S. Government agencies
                     and corporations                           $72,732              38            1,151           71,619
                  Obligations of states and
                     political subdivisions                       1,851              16                2            1,865
                  Mortgage-backed securities                        530               5                4              531
                                                                -------           -----           ------           ------

                                                                $75,113              59            1,157           74,015
                                                                =======           =====           ======           ======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001


II.      Investment Portfolio, Continued:

         A.       Continued:

                  Investment securities at December 31, 1999 consist of the following:

                                                                               SECURITIES HELD-TO-MATURITY
                                                               -----------------------------------------------------------
                                                                                     (In Thousands)
                                                                                Gross            Gross           Estimated
                                                               Amortized      Unrealized       Unrealized          Market
                                                                  Cost          Gains            Losses            Value
                                                               ---------      ----------       ----------        ---------
                  Obligations of states and
                     political subdivisions                     $13,398              59              298           13,159
                  Mortgage-backed securities                      3,339              14               37            3,316
                                                                -------           -----           ------           ------

                                                                $16,737              73              335           16,475
                                                                =======           =====           ======           ======

                                                                              SECURITIES AVAILABLE-FOR-SALE
                                                               -----------------------------------------------------------
                                                                                     (In Thousands)
                                                                                Gross            Gross           Estimated
                                                               Amortized      Unrealized       Unrealized          Market
                                                                  Cost          Gains            Losses            Value
                                                               ---------      ----------       ----------        ---------
                  U.S. Treasury and other
                     U.S. Government agencies
                     and corporations                           $66,859               1            2,882           63,978
                  Obligations of states and
                     political subdivisions                       2,232              13                8            2,237
                  Mortgage-backed securities                        840               2               14              828
                                                                -------           -----           ------           ------

                                                                $69,931              16            2,904           67,043
                                                                =======           =====           ======           ======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001


II.      Investment Portfolio, Continued:

         B. The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2001:

                                                                                               Estimated      Weighted
                                                                               Amortized        Market        Average
                  Held-To-Maturity Securities                                    Cost            Value         Yields
                                                                               ---------       ---------      --------
                                                                                     (In Thousands, Except Yields)
                  U.S. Treasury and other U.S. Government
                     agencies and corporations, including
                     mortgage-backed securities:
                       Less than one year                                        $    --             --             -%
                       One to five years                                               1              1         10.011
                       Five to ten years                                           2,222          2,208          4.900
                       More than ten years                                           634            640          5.000
                                                                                 -------        -------        -------
                           Total securities of U.S. Treasury
                             and other U.S. Government
                             agencies and corporations                             2,857          2,849          4.924
                                                                                 -------        -------        -------

                  Obligations of states and political subdivisions(*):
                       Less than one year                                            665            669          7.240
                       One to five years                                           4,063          4,187          7.595
                       Five to ten years                                           4,341          4,426          7.401
                       More than ten years                                         4,204          4,256          7.934
                                                                                 -------        -------        -------
                           Total obligations of states and
                             political subdivisions                               13,273         13,538          7.621
                                                                                 -------        -------        -------

                           Total held-to-maturity securities                     $16,130         16,387          7.144%
                                                                                 =======        =======        =======

(*) Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

II. Investment Portfolio, Continued:

B. Continued:

                                                                            Estimated     Weighted
                                                             Amortized       Market       Average
Available-For-Sale Securities                                  Cost          Value         Yields
-----------------------------                                ---------      ---------     --------
                                                                 (In Thousands, Except Yields)
U.S. Treasury and other U. S. Government
   agencies and corporations, including
   mortgage-backed securities:
     Less than one year                                       $ 2,555         2,625        5.670%
     One to five years                                         42,631        42,637        4.501
     Five to ten years                                         30,874        30,947        6.158
     More than ten years                                        1,921         1,928        6.554
                                                              -------        ------        -----
         Total securities of U.S. Treasury
           and other U.S. Government
           agencies and corporations                           77,981        78,137        5.246
                                                              -------        ------        -----

Obligations of states and political subdivisions*:
     Less than one year                                           200           203        7.090
     One to five years                                            824           845        7.860
     Five to ten years                                          1,234         1,243        7.574
     More than ten years                                           --            --           --
                                                              -------        ------        -----
         Total obligations of states and
           political subdivisions                               2,258         2,291        7.635
                                                              -------        ------        -----

Other:
   Bankers Bank stock                                              88            88        2.431
   Federal Home Loan Bank stock                                 1,915         1,915        6.570
                                                              -------        ------        -----

         Total available-for-sale securities                  $82,242        82,431        5.339%
                                                              =======        ======        =====

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

III. Loan Portfolio:

A. Loan Types

         The following schedule details the loans of the Company at December 31, 2001, 2000, 1999, 1998 and 1997:

                                                                      In Thousands
                                      ----------------------------------------------------------------------------
                                        2001             2000             1999             1998             1997
                                      --------         --------         --------         --------         --------

Commercial, financial and
   agricultural                       $190,700          157,254          121,438          100,217           82,515
Real estate - construction              25,044           31,531           27,184           21,809           18,159
Real estate - mortgage                 228,316          195,480          164,852          130,927          103,155
Installment                             50,741           48,198           45,710           44,299           38,423
                                      --------         --------         --------         --------         --------
     Total loans                       494,801          432,463          359,184          297,252          242,252

Less unearned interest                     (35)            (174)            (579)          (1,322)          (1,696)
                                      --------         --------         --------         --------         --------

     Total loans, net of
      unearned interest                494,766          432,289          358,605          295,930          240,556

Less allowance for
possible
   loan losses                          (5,489)          (4,525)          (3,847)          (3,244)          (2,890)
                                      --------         --------         --------         --------         --------

     Net loans                        $489,277          427,764          354,758          292,686          237,666
                                      ========         ========         ========         ========         ========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

III. Loan Portfolio, Continued:

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2001:

                                                               In Thousands
                                         --------------------------------------------------------
                                                         1 Year to
                                         Less Than       Less Than       After 5
                                          1 Year          5 Years          Years          Total
                                         ---------       ---------       --------        --------
Maturity Distribution:

   Commercial, financial
     and agricultural                    $ 98,368          61,757          30,575         190,700

   Real estate - construction              24,740             197             107          25,044
                                         --------        --------        --------        --------

                                         $123,108          61,954          30,682         215,744
                                         ========        ========        ========        ========

Interest-Rate Sensitivity:

   Fixed interest rates                  $104,539          51,191          16,114         171,844

   Floating or adjustable
     interest rates                        18,569          10,763          14,568          43,900
                                         --------        --------        --------        --------

        Total commercial,
          financial and
          agricultural loans
          plus real estate -
          construction loans             $123,108          61,954          30,682         215,744
                                         ========        ========        ========        ========

* Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

III. Loan Portfolio, Continued:

C. Risk Elements

         The following schedule details selected information as to non-performing loans of the Company at December 31, 2001, 2000, 1999, 1998 and 1997:

                                                                          In Thousands, Except Percentages
                                                      ------------------------------------------------------------------------
                                                        2001            2000            1999            1998            1997
                                                      --------        --------        --------        --------        --------
                Non-accrual loans:
                 Commercial, financial and
                   agricultural                       $     --              --              --              --               1
                 Real estate - construction                 --              --              --              --              --
                 Real estate - mortgage                     71              --              --              25               6
                 Installment                                98             100              84             198             153
                 Lease financing receivable                 --              --              --              --              --
                                                      --------        --------        --------        --------        --------
                     Total non-accrual                $    169             100              84             223             160
                                                      ========        ========        ========        ========        ========

                Loans 90 days past due:
                 Commercial, financial and
                   agricultural                       $     --             --               --              --              30
                 Real estate - construction                124              --              --              --              --
                 Real estate - mortgage                    194              68             197             118              66
                 Installment                               270             222             225             438           1,123
                 Lease financing receivable                 --              --              --              --              --
                                                      --------        --------        --------        --------        --------
                     Total loans 90 days
                      past due                        $    588             290             422             556           1,219
                                                      ========        ========        ========        ========        ========

                Renegotiated loans:
                 Commercial, financial and
                   agricultural                       $     --              --              --              --              --
                 Real estate - construction                 --              --              --              --              --
                 Real estate - mortgage                     --              --              --              --              --
                 Installment                                --              --              --              --              --
                 Lease financing receivable                 --              --              --              --              --
                                                      --------        --------        --------        --------        --------
                     Total renegotiated
                      loans past due                  $     --              --              --              --              --
                                                      ========        ========        ========        ========        ========

                Loans current - considered
                 uncollectible                        $     --              --              --              --              --
                                                      ========        ========        ========        ========        ========

                     Total non-performing
                      loans                           $    757             390             506             779           1,379
                                                      ========        ========        ========        ========        ========

                     Total loans, net of
                      unearned interest               $494,766         432,289         358,605         295,930         240,556
                                                      ========        ========        ========        ========        ========

                     Percent of total
                loans
                      outstanding, net of
                      unearned interest                   0.15%           0.09            0.14            0.26            0.57
                                                      ========        ========        ========        ========        ========

                Other real estate                     $    415             425             221             138              63
                                                      ========        ========        ========        ========        ========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

III. Loan Portfolio, Continued:

C. Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $169,000 at December 31, 2001, $100,000 at December 31, 2000, $84,000 at December 31, 1999, $223,000 at December 31, 1998 and
$160,000 at December 31, 1997. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2001 if the loans had been current totaled $12,000 as compared to $17,000 in 2000, $8,000 in 1999, $16,000 in 1998 and $11,000 in 1997. The amount of interest and fee income recognized on total loans during 2001 totaled $40,262,000 as compared to $35,743,000 in 2000, $28,937,000 in 1999, $24,790,000 in 1998 and $20,466,000 in
1997.

At December 31, 2001, loans, which include the above, totaling $3,153,000 were included in the Company's internal classified loan list. Of these loans $2,441,000 are real estate and $712,000 are various other types of loans. The collateral values securing these loans total approximately $4,282,000, ($3,631,000 related to real property and $651,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2001 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2001 and 2000 other real estate totaled $415,000 and $425,000, respectively.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

III.     Loan Portfolio, Continued:

C. Risk Elements, Continued:

There were no material amounts of other interest-bearing assets
(interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2001 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

IV.      Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2001, 2000, 1999, 1998 and 1997 and the years then ended.

                                                               In Thousands, Except Percentages
                                        -----------------------------------------------------------------------------
                                          2001              2000             1999             1998              1997
                                        --------          --------         --------         --------         --------
Allowance for loan losses
 at beginning of period                 $  4,525             3,847            3,244            2,890            2,452
                                        --------          --------         --------         --------         --------

Less:  net of loan
charge-offs:
 Charge-offs:
   Commercial, financial and
    agricultural                            (311)               (6)              --               --               --
   Real estate construction                  (83)               --               --               --               --
   Real estate - mortgage                   (131)             (186)             (50)            (100)              (9)
   Installment                              (726)             (681)            (539)            (605)            (477)
   Lease financing                            --                --               --               --               --
                                        --------          --------         --------         --------         --------
                                          (1,251)             (873)            (589)            (705)            (486)
                                        --------          --------         --------         --------         --------

 Recoveries:
   Commercial, financial and
    agricultural                               4                --               --               --               --
   Real estate construction                   --                --               --               --               --
   Real estate - mortgage                     --                --               --                2               --
   Installment                               235               134               89               47               96
   Lease financing                            --                --               --               --               --
                                        --------          --------         --------         --------         --------
                                             239               134               89               49               96
                                        --------          --------         --------         --------         --------
      Net loan charge-offs                (1,012)             (739)            (500)            (656)            (390)
                                        --------          --------         --------         --------         --------

Provision for loan losses
 charged to expense                        1,976             1,417            1,103            1,010              828
                                        --------          --------         --------         --------         --------

Allowance for loan losses at
 end of period                          $  5,489             4,525            3,847            3,244            2,890
                                        ========          ========         ========         ========         ========

Total loans, net of unearned
 interest, at end of year               $494,766           432,289          358,605          295,930          240,556
                                        ========          ========         ========         ========         ========

Average total loans out-
 standing, net of unearned
 interest, during year                  $460,556           395,441          326,396          263,605          215,073
                                        ========          ========         ========         ========         ========

Net charge-offs as a
 percentage of average total
 loans outstanding, net of
 unearned interest, during
 year                                       0.22%             0.19             0.15             0.25             0.18
                                        ========          ========         ========         ========         ========

Ending allowance for loan
 losses as a percentage of
 total loans outstanding net
 of unearned interest, at
 end of year                                1.11%             1.05             1.07             1.10             1.20
                                        ========          ========         ========         ========         ========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                        December 31, 2001                 December 31, 2000
                                    ----------------------------      ----------------------------
                                                    Percent of                        Percent of
                                                     Loans In                          Loans In
                                       In         Each Category          In         Each Category
                                    Thousands     To Total Loans      Thousands     To Total Loans
                                    ---------     --------------      ---------     --------------
Commercial, financial
and agricultural                    $    651             38.5%        $    480             36.4%
Real estate construction                 236              5.1              535              7.3
Real estate mortgage                   3,892             46.1            2,981             45.2
Installment                              710             10.3              529             11.1
                                    --------         --------         --------         --------
                                    $  5,489            100.0%        $  4,525            100.0%
                                    ========         ========         ========         ========

                                        December 31, 1999                 December 31, 1998
                                    ----------------------------      ----------------------------
                                                    Percent of                        Percent of
                                                     Loans In                          Loans In
                                       In         Each Category          In         Each Category
                                    Thousands     To Total Loans      Thousands     To Total Loans
                                    ---------     --------------      ---------     --------------
Commercial, financial
and agricultural                    $    463             33.8%        $    396             33.7%
Real estate construction                 232              7.6              184              7.3
Real estate mortgage                   2,171             45.9            1,785             44.1
Installment                              981             12.7              879             14.9
                                    --------         --------         --------         --------
                                    $  3,847            100.0%        $  3,244            100.0%
                                    ========         ========         ========         ========

                                      December 31, 1997
                                   --------------------------
                                                 Percent of
                                                  Loans In
                                      In       Each Category
                                   Thousands   To Total Loans
                                   ---------   --------------
Commercial, financial
and agricultural                    $  483           34.1%
Real estate construction               249            7.5
Real estate mortgage                 1,552           42.6
Installment                            606           15.8
                                    ------         ------
                                    $2,890          100.0%
                                    ======         ======

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

V. Deposits:

The average amounts and average interest rates for deposits for 2001, 2000 and 1999 are detailed in the following schedule:

                                              2001                              2000                              1999
                                    -------------------------        --------------------------        --------------------------
                                     Average                          Average                           Average
                                     Balance                          Balance                           Balance
                                       In             Average           In             Average            In             Average
                                    Thousands          Rate          Thousands           Rate          Thousands           Rate
                                    ---------        --------        ---------         --------        ---------         --------
Non-interest bearing
   deposits                         $ 53,764               --%          49,300              - %           44,246               --%
Negotiable order of
   withdrawal accounts                36,454             1.41%          30,884             1.87%          25,287             1.61%
Money market
   demand accounts                   110,253             3.18%          94,759             3.75%          89,737             3.47%
Individual retirement
   accounts                           26,697             5.93%          22,067             5.97%          19,444             5.46%
Other savings                         28,640             3.85%          24,881             4.72%          20,867             4.07%
Certificates of deposit
   $100,000 and over                 119,677             5.77%          90,057             6.09%          80,567             5.34%
Certificates of deposit
   under $100,000                    195,017             5.90%         167,885             6.05%         135,085             5.41%
                                    --------         --------         --------         --------         --------         --------

                                    $570,502             4.40%         479,833             4.64%         415,233             4.11%
                                    ========         ========         ========         ========         ========         ========

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2001:

                                                 In Thousands
                                 ------------------------------------------
                                 Certificates     Individual
                                      of          Retirement
                                    Deposit        Accounts         Total
                                 ------------     ----------       --------
Less than three months             $ 36,880             202          37,082

Three to six months                  36,431             468          36,899

Six to twelve months                 31,101           1,571          32,672

More than twelve months              10,785           2,923          13,708
                                   --------        --------        --------

                                   $115,197           5,164         120,361
                                   ========        ========        ========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

VI. Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2001, 2000 and 1999:

                                                            2001           2000         1999
                                                            -----         -----         -----
Return on assets (1)                                         1.14%         1.14%         1.12%
   (Net income divided by average total assets)

Return on equity                                            15.70%        16.39%        16.04%
   (Net income divided by average equity)

Dividend payout ratio                                       29.14%        28.27%        29.76%
   (Dividends declared per share divided by
     net income per share) (2)

Equity to asset ratio                                        6.66%         6.45%         6.61%
   (Average equity divided by average total
     assets)

Leverage capital ratio                                       7.42%         7.32%         7.76%
   (Equity divided by fourth quarter
     average total assets, excluding the net
     unrealized gain on available-for-sale
     securities and including minority interest)

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

                                December 31, 2001

VI. Return on Equity and Assets, Continued:

The following schedule details the Company's risk-based capital at December 31, 2001 excluding the net unrealized gain on available-for-sale securities which is shown as a deduction in stockholders' equity in the consolidated financial statements:

                                                                     In Thousands
                                                                     ------------
Tier I capital:
   Stockholders' equity, excluding the net unrealized
     gain on available-for-sale securities                             $ 45,858

   Add:  Minority interest (limited to 25% of Tier I
         capital)                                                         4,870
                                                                       --------

         Total Tier I capital                                            50,728

Total capital:
   Allowable allowance for possible loan losses (limited to
     1.25% of risk-weighted assets)                                       5,489
                                                                       --------

         Total capital                                                 $ 56,217
                                                                       ========

Risk-weighted assets                                                   $462,611
                                                                       ========

Risk-based capital ratios:
   Tier I capital ratio                                                   10.97%
                                                                       ========

   Total risk-based capital ratio                                         12.15%
                                                                       ========

                           WILSON BANK HOLDING COMPANY

                                    Form 10-K

                                December 31, 2001

VI. Return on Equity and Assets, Continued:

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2001, the Company and its subsidiary banks were in compliance with these requirements.

The following schedule details the Company's interest rate sensitivity at December 31, 2001:

                                                                          Repricing Within
                                    ----------------------------------------------------------------------------------------------
         (In Thousands)              Total          0-30 Days       31-90 Days       91-180 Days      181-365 Days     Over 1 Year
                                    --------        ---------       ----------       -----------      ------------     -----------
Earning assets:
 Loans, net of
  unearned interest                 $494,766           67,874           30,014           44,642           68,009          284,227
 Securities                           98,561            5,065              183              235            3,111           89,967
 Loans held for sale                   4,369            4,369               --               --               --               --
 Federal funds sold                   31,506           31,506               --               --               --               --
                                    --------         --------         --------         --------         --------         --------
       Total earning
        assets                       629,202          108,814           30,197           44,877           71,120          374,194
                                    --------         --------         --------         --------         --------         --------

Interest-bearing
 liabilities:
  Negotiable order
   of withdrawal
   accounts                           45,774           45,774               --               --               --               --
  Money market demand
   accounts                          132,115          132,115               --               --               --               --
  Individual retirement
   accounts                           28,681            5,751            2,744            2,911            6,773           10,502
  Other savings                       30,755           30,755               --               --               --               --
  Certificates of
   deposit, $100,000
   and over                          115,197            4,510           29,696           39,004           31,202           10,785
  Certificates of
   deposit, under $100,000           188,986            2,229           46,191           48,875           63,638           28,053
  Securities sold
   under repurchase
   agreements                          8,551            8,551               --               --               --               --
  Advances from Federal
   Home Loan Bank                      1,370               --               --               --               --            1,370
                                    --------         --------         --------         --------         --------         --------
                                     551,429          229,685           78,631           90,790          101,613           50,710
                                    --------         --------         --------         --------         --------         --------

  Interest-sensitivity gap          $ 77,773         (120,871)         (48,434)         (45,913)         (30,493)         323,484
                                    ========         ========         ========         ========         ========         ========

  Cumulative gap                                     (120,871)        (169,305)        (215,218)        (245,711)          77,773
                                                     ========         ========         ========         ========         ========

  Interest-sensitivity gap
   as % of total assets                                (18.10)           (7.25)           (6.88)           (4.57)           48.44
                                                     ========         ========         ========         ========         ========

  Cumulative gap as %
   of total assets                                     (18.10)          (25.35)          (32.23)          (36.80)           11.64
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

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space and the Hartsville Office contains 8,000 square feet of space. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard and its space in the Wal-Mart Supercenter, which are leased. The Bank also leases space at nine locations within Wilson County where it maintains and operates automatic teller machines.

DCB has a Bank facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a Bank facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. DCB owns both facilities. This serves as the main office for DCB. CBSC operates out of a building it owns at 1300 Main Street North, Carthage, Tennessee. CBSC's facility contains approximately 8,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its properties are subject; nor are there material proceedings known to the Company or its subsidiaries to be contemplated by any governmental authority; nor are there material proceedings known to the Company or its subsidiaries, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any of its subsidiaries or any associate of any of the foregoing, is a party or has an interest adverse to the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information required by this item is contained under the heading "Wilson Bank Holding Company Common Stock Market Information" on page 62 of the Company's 2001 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item is contained under the heading "Wilson Bank Holding Company Financial Highlights (Unaudited)" on page 12 of the Company's 2001 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth on pages 13 through 22 of the Company's 2001 Annual Report and is incorporated herein by reference.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2001.

===============================================================================================================================
                                                      (DOLLARS IN THOUSANDS)
                                         EXPECTED MATURITY DATE - YEAR ENDING DECEMBER 31,
                                       ----------------------------------------------------                              FAIR
                                         2002        2003       2004       2005       2006    THEREAFTER     TOTAL       VALUE
                                       --------    -------     ------     ------     ------   ----------    -------     -------
EARNING ASSETS:

Loans, Net of unearned interest:
  Variable rate                        $ 21,124      3,453      3,711      6,587      6,437     179,687     220,999     220,999
   Average interest rate                   6.53%      6.68%      6.54%      6.74%      6.74%       7.69%       7.55%

Fixed rate                              112,424     28,854     21,454     30,734     30,566      49,735     273,767     279,173
   Average interest rate                   7.77%      8.92%      8.96%      8.06%      8.06%       7.70%       8.03%

Securities                                3,424      5,225     13,363     23,550      6,592      46,407      98,561      98,818
   Average interest rate                   6.06%      4.60%      4.38%      4.88%      5.61%       6.27%       5.53%

Loans held for sale                       4,369         --         --         --         --          --       4,369       4,369
   Average interest rate                   4.66%        --         --         --         --          --        4.66%

Federal funds sold                       31,506         --         --         --         --          --      31,506      31,506
   Average interest rate                   3.89%        --         --         --         --          --        3.89%

Interest-bearing deposits               475,389     39,698     23,220      1,325      1,570         306     541,508     546,240
   Average interest rate                   3.89%      5.83%      5.00%      6.59%      5.74%       4.38%       4.07%

Short-term borrowings                     8,551         --         --         --         --          --       8,551       8,551
   Average interest rate                   3.40%        --         --         --         --          --        3.40%

Advances from Federal
 Home Loan Bank                              --         --         --         --         --       1,370       1,370       1,582
 Average interest rate                       --         --         --         --         --        7.18%       7.18%
===============================================================================================================================

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements and the independent auditors report of Maggart & Associates, P.C. required by this item are contained in pages 23 through 61 and on page 23, respectively, of the Company's 2001 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive proxy materials filed in connection with the Company's 2002 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (49) - Mr. Clemons is President and Chief Executive Officer of the Company and the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Becky Taylor (57) - Ms. Taylor is the principal accounting officer of the Company and a Senior Vice-President and Cashier of the Bank. She has served as Vice President and Cashier of the Bank since May 1987 and as the principal accounting officer of the Company since its formation in March 1992. She has held her positions with the Bank since it commenced operations. From 1963 to 1987, Ms. Taylor was employed by Lebanon Bank, Lebanon, Tennessee, where her duties included Data Processing Coordinator, Auditor, Security Officer and Compliance Officer. Ms. Taylor held the title of Vice President and Cashier of Lebanon Bank.

Elmer Richerson (49) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Mr. Richerson serves as an Executive Vice President and Senior Loan Officer of the Bank and oversees the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was appointed to serve on the Board of Directors of the Company as well.

Larry Squires (50) - Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank's investment and brokerage center.

Gary Whitaker (44) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President and most recently Senior Vice President. His principal duties include overseeing the Bank's lending function and loan operations.

Lisa Sorrell (37) - Ms. Sorrell is Senior Vice President and the Chief Financial Officer of the Bank. Ms. Sorrell has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank's formation in May of 1987. Prior to 1987 Ms. Sorrell was employed by People's Bank, Lebanon, TN 37087.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy materials filed in connection with the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the section entitled "Stock Ownership" in the Company's definitive proxy materials filed in connection with the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy materials filed in connection with the 2002 Annual Meeting of Shareholders.

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


                                      WILSON BANK HOLDING COMPANY



                                      By: /s/ J. Randall Clemons
                                         ------------------------------------
                                         J. Randall Clemons
                                         President and Chief Executive Officer

                                      Date:   March 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                                  Title                                      Date
---------------------------------------------             -----------------------------------------------           ---------------



  /s/ J. Randall Clemons                                  President, Chief Executive Officer and Director           March 29, 2002
---------------------------------------------
J. Randall Clemons



/s/ Becky Taylor                                          Principal Accounting Officer and Chief                    March 29, 2002
---------------------------------------------             Financial Officer
Becky Taylor



/s/ Elmer Richerson                                       Executive Vice President & Director                       March 29, 2002
---------------------------------------------
Elmer Richerson



/s/ Charles Bell                                          Director                                                  March 29, 2002
---------------------------------------------
Charles Bell



/s/  Jack W. Bell                                         Director                                                  March 29, 2002
---------------------------------------------
Jack W. Bell



/s/ Mackey Bentley                                        Director                                                  March 29, 2002
---------------------------------------------
Mackey Bentley



/s/ James F. Comer                                        Director                                                  March 29, 2002
---------------------------------------------
James F. Comer



/s/ Jerry L. Franklin                                     Director                                                  March 29, 2002
---------------------------------------------
Jerry L. Franklin



/s/ John B. Freeman                                       Director                                                  March 29, 2002
---------------------------------------------
John B. Freeman




/s/ Marshall Griffith                                     Director                                                  March 29, 2002
---------------------------------------------
Marshall Griffith



/s/ Harold R. Patton                                      Director                                                  March 29, 2002
---------------------------------------------
Harold R. Patton



/s/ James Anthony Patton                                  Director                                                  March 29, 2002
---------------------------------------------
James Anthony Patton



/s/ John R. Trice                                         Director                                                  March 29, 2002
---------------------------------------------
John R. Trice



/s/ Robert T. VanHooser, Jr.                              Director                                                  March 29, 2002
---------------------------------------------
Robert T. VanHooser, Jr.

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

10.2     Executive Salary Continuation Agreement by and between the Company and J. Randall Clemons dated as of March 30, 1995
         (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
         2000).*

10.3     Executive Salary Continuation Agreement by and between the Company and Elmer Richerson dated as of March 30, 1995
         (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
         2000).*

10.4     Executive Salary Continuation Agreement by and between the Company and Gary D. Whitaker dated as of March 1, 1998
         (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
         2000).*

10.5     Executive Salary Continuation Agreement by and between the Company and Larry Squires dated September 16, 1996.*

10.6     Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires.*

13.1     Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2001 incorporated by reference into items 5, 6, 7 and 8.

21.1     Subsidiaries of the Company.

23       Consent of Independent Auditors

---------------

* Management compensatory plan or contract