Form 10-Q
period 2002-03-31
WILSON BANK HOLDING CO
filed 2002-05-15
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

FROM TO

Commission File Number 0-20402

WILSON BANK HOLDING COMPANY

(Exact Name of Registrant As Specified in its Charter)

Tennessee	62-1497076

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

623 West Main Street, Lebanon, TN 37087

(Address of Principal Executive Offices and Zip Code)

(615) 444-2265

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 2,079,994 shares at May 9, 2002

Part 1: FINANCIAL INFORMATION

        Item 1. Financial Statements

The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

Consolidated Balance Sheets — March 31, 2002 and December 31, 2001.

Consolidated Statements of Earnings — For the three months ended March 31, 2002 and 2001.

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2002 and 2001.

Consolidated Statements of Cash Flows — For the three months ended March 31, 2002 and 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of matters to a vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

(Unaudited)

	March 31,	December 31,
	2002	2001

	(In Thousands)
Assets
Loans	$506,401	494,766
Less: Allowance for loan losses	(5,930)	(5,489)

Net loans	500,471	489,277
Securities:
Held to maturity, at cost (market value — $15,615,000 and $16,387,000, Respectively)	15,413	16,130
Available-for-sale, at market (amortized cost — $82,100,000 and $80,239,000, Respectively)	82,000	80,428

Total securities	97,413	96,558
Loans held for sale	2,670	4,369
Other interest bearing assets	2,030	2,003
Federal funds sold	57,289	31,506

Total earning assets	659,873	623,713
Cash and due from banks	19,207	20,154
Bank premises and equipment, net	15,092	15,139
Accrued interest receivable	4,854	4,648
Deferred income tax asset	835	1,579
Other real estate	1,692	415
Other assets	2,257	2,156

Total assets	$703,810	667,804

Liabilities and Stockholders’ Equity
Deposits	$633,920	602,576
Securities sold under repurchase agreements	10,347	8,551
Federal Home Loan Bank advances	1,135	1,370
Accrued interest and other liabilities	5,607	4,466
Minority interest	5,051	4,870

Total liabilities	656,060	621,833

Stockholders’ equity:
Common stock, $2.00 par value; authorized 5,000,000 shares, issued 2,079,994 and 2,054,089 shares, respectively	4,160	4,108
Additional paid-in capital	12,818	11,847
Retained earnings	30,821	29,903
Accumulated other comprehensive earnings:
Net unrealized gains (losses) on available-for-sale securities, net of income
Tax benefit of $30,000 and tax expense of $69,000, respectively	(49)	113

Total stockholders’ equity	47,750	45,971

Total liabilities and stockholders’ equity	$703,810	667,804

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

	(Dollars In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$10,176	10,158
Interest and dividends on securities:
Taxable securities	1,099	1,345
Exempt from Federal income taxes	173	186
Interest on loans held for sale	44	24
Interest on Federal funds sold	194	550

Total interest income	11,686	12,263

Interest expense:
Interest on negotiable order of withdrawal accounts	90	139
Interest on money market and savings accounts	931	1,288
Interest on certificates of deposit	3,649	5,359
Interest on securities sold under repurchase agreements	50	107
Interest on Federal Home Loan Bank advances	24	33
Interest on Fed Funds Purchased	1	—

Total interest expense	4,745	6,926

Net interest income before provision for possible loan losses	6,941	5,337
Provision for possible loan losses	533	441

Net interest income after provision for possible loan losses	6,408	4,896

Non-interest income:
Service charges on deposit accounts	916	879
Other fees and commissions	392	528
Gain on sale of loans	268	259
Gain on sale of Other Real Estate	3	—

	1,579	1,666

Non-interest expense:
Salaries and employee benefits	2,579	2,325
Occupancy expenses, net	323	280
Furniture and equipment expense	305	327
Data processing expense	105	95
Other operating expenses	1,113	1,028
Loss on sale of other real estate	—	17
Minority interest in net earnings of subsidiaries	216	129

	4,641	4,201

Earnings before income taxes	3,346	2,361
Income taxes	1,299	891

Net earnings	$2,047	1,470

Weighted average number of shares outstanding	2,071,071	2,021,635

Basic earnings per common share	$.99	.73

Diluted earnings per common share	$.99	.73

Dividends per share	$.55	.45

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001

	(In Thousands)
Net earnings	$2,047	1,470

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax benefit of $99,000 and tax expense of $500,000, respectively	(162)	818

Other comprehensive earnings (losses)	(162)	818

Comprehensive earnings	$1,885	2,288

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2002	2001

	(In Thousands)
Cash flows from operating activities:
Interest received	$11,448	11,810
Fees and commissions received	1,307	1,407
Proceeds from sale of loans	13,100	14,343
Origination of loans held for sale	(11,134)	(14,993)
Interest paid	(5,144)	(6,513)
Cash paid to suppliers and employees	(3,585)	(3,877)
Income taxes paid	(420)	(282)

Net cash provided by operating activities	5,572	1,895

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	934	342
Purchase of held-to-maturity securities	(212)	(958)
Purchase of available-for-sale securities	(13,722)	(27,233)
Proceeds from maturities of available-for-sale securities	11,861	13,252
Proceeds from sale of other real estate	83	165
Loans made to customers, net of repayments	(12,227)	(14,931)
Purchase of premises and equipment	(235)	(89)

Net cash used in investing activities	(13,518)	(29,452)

Cash flows from financing activities:
Increase (decrease) in non-interest bearing, savings and NOW deposit accounts	24,143	(6,268)
Net increase in time deposits	7,201	35,838
Increase (decrease) in securities sold under repurchase agreements	1,796	(242)
Decrease in Federal Home Loan Bank advances	(235)	(314)
Dividends paid	(1,129)	(903)
Dividends paid to minority shareholders	(162)	(120)
Proceeds from sale of stock to minority shareholders	145	107
Proceeds from sale of common stock	1,023	819
Proceeds from exercise of stock options	—	30

Net cash provided by financing activities	32,782	28,947

Net increase in cash and cash equivalents	24,836	1,390
Cash and cash equivalents at beginning of period	51,660	57,866

Cash and cash equivalents at end of period	$76,496	$59,256

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2002	2001

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,047	1,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	277	269
Provision for loan losses	533	441
Minority interests in net earnings of commercial bank Subsidiaries	216	129
Loss/ (Gain) on sale of other real estate	(3)	17
Decrease (increase) in loans held for sale	1,699	(909)
Increase in deferred tax assets	(4)	—
Increase in taxes payable	883	612
FHLB dividend reinvestment	(27)	(30)
Increase in other assets, net	(101)	(280)
Increase in other liabilities	657	133
Increase in interest receivable	(206)	(370)
Increase (decrease) in interest payable	(399)	413

Total adjustments	3,525	425

Net cash provided by operating activities	$5,572	1,895

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of income tax benefit of $99,000 and tax expense of $500,000 for the quarters ended March 31, 2002 and 2001, respectively	$(162)	818

Non-cash transfers from loans to other real estate	$500	155

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Wilson Bank Holding Company (Company), its wholly-owned subsidiary, Wilson Bank and Trust, Hometown Finance Company, a wholly-owned subsidiary of Wilson Bank and Trust, DeKalb Community Bank, a 50% owned subsidiary, and Community Bank of Smith County, a 50% owned subsidiary. The assets and liabilities of Hometown Finance were distributed to Wilson Bank and Trust in December of 2001.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, comprehensive earnings for the three months ended March 31, 2002 and 2001 and changes in cash flows for the three months ended March 31, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2001 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,

	2002	2001

	(In Thousands)
Balance, January 1, 2002 and 2001, respectively	$5,489	$4,525
Add (deduct):
Losses charged to allowance	(166)	(182)
Recoveries credited to allowance	74	79
Provision for loan losses	533	441

Balance, March 31, 2002 and 2001, respectively	$5,930	$4,863

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the Company’s market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Results of Operations

     Net earnings increased 39.3% to $ 2,047,000 for the three months ended March 31, 2002 from $1,470,000 in the first quarter of 2001. The increase in net earnings was primarily due to a 30.1% increase in net interest income which was partially offset by a 10.5% increase in non-interest expenses. Non-interest expense included a $ 87,000 increase in minority interest in net earnings of subsidiaries.

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, decreased $577,000 or 4.7% during the three months ended March 31, 2002 as compared

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net Interest Income, Continued

to the first quarter 2001. The decrease in 2002 was primarily attributable to the interest rate environment. The ratio of average earning assets to total average assets was 94.7% for the quarters ended March 31, 2002 and March 31, 2001, respectively.

     Interest expense decreased $2,181,000 for the three months ended March 31, 2002 compared to an increase of $1,996,000 for the same period in 2001. The decrease for the quarter ended March 31, 2002 was due primarily to a decrease in the rates paid on deposits.

     The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,604,000 or 30.1% for the first three months of 2002 as compared to the first quarter 2001.

Provision for Possible Loan Losses

     The provision for loan losses was $533,000 and $441,000, respectively, for the first three months of 2002 and 2001. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $5,930,000, an increase of 8.0% from $5,489,000 at December 31, 2001. The allowance for possible loan losses was 1.2% and 1.1% of total loans outstanding at March 31, 2002 and December 31, 2001, respectively.

     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2002 to be adequate.

Non-Interest Income

     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of other real estate. Total non-interest income for the three months ended March 31, 2002 decreased 5.2% to $1,579,000 from $1,666,000 for the same period in 2001. This decrease was due to a decrease of $136,000 or 25.8%

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income, Continued

in other fees and commission from $528,000 during the first quarter of 2001 to $392,000 for the same period in 2002. This category includes brokerage income, insurance income, safe deposit rent and ATM transaction fees. Service charges on deposit accounts increased $37,000 or 4.2% to $916,000, and gain on sale of loans increased $9,000 or 3.5% to $268,000 compared to the same quarter in 2001.

Non-Interest Expenses

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $440,000 or 10.5% during the first three months of 2002 compared to the same period in 2001. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased from 224 at March 31, 2001 to 230 at March 31, 2002. Increases in occupancy expenses were also due to the Company’s growth. Other operating expenses for the three months ended March 31, 2002 increased to $1,113,000 from $1,028,000 for the three months ended March 31, 2001. These expenses include Federal deposit insurance premiums, directors fees, supplies and general operating costs which increased as a result of continued growth of the Company.

Income Taxes

     The Company’s income tax expense was $1,299,000 for the three months ended March 31, 2002, an increase of $408,000 over the comparable period in 2001. The percentage of income tax expense to net income before taxes was 38.8% and 37.7% for the periods ended March 31, 2002 and 2001, respectively. The increase in the percentage is due to a decrease in the percentage of tax exempt interest to taxable income. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share and adds in the effect of common shares contingently issuable from stock options.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Earnings Per Share, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2002 and 2001:

(In Thousands, except share amounts)	2002	2001

Basic EPS Computation:
Numerator – Earnings available to common stockholders	$2,047	1,470

Denominator – Weighted average number of common shares outstanding	2,071,071	2,021,635

Basic earnings per common share	$.99	.73

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$2,047	1,470

Denominator:
Weighted average number of common shares Outstanding	2,071,071	2,021,635
Dilutive effect of stock options	1,974	913

	2,073,045	2,022,548

Diluted earnings per common share	$.99	.73

Financial Condition

Balance Sheet Summary

     The Company’s total assets increased 5.4% to $ 703,810,000 during the three months ended March 31, 2002 from $667,804,000 at December 31, 2001. Loans, net of allowance for possible loan losses, totaled $500,471,000 at March 31, 2002, a 2.3% increase compared to $489,277,000 at December 31, 2001. This increase was primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $855,000 or 0.9% to $97,413,000 at March 31, 2002. The increase in securities included a net unrealized loss of $377,000 during the quarter as a result of the increase in the unrealized loss on available-for-sale securities. Federal funds sold increased $ 25,783,000 to $ 57,289,000 at March 31, 2002 from $31,506,000 at December 31, 2001.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Balance Sheet Summary, Continued

     Total liabilities increased by 5.5% to $656,060,000 for the three months ended March 31, 2002 compared to $621,833,000 at December 31, 2001. This increase was composed primarily of a $31,344,000 increase in total deposits (5.2% increase). Securities sold under repurchase agreements increased $1,796,000 during the quarter ended March 31, 2002 and Federal Home Loan Bank advances decreased $ 235,000 during the quarter ended March 31, 2002.

     The following schedule details the loans of the Company at March 31, 2002 and December 31, 2001:

	(In Thousands)

	March 31,	December 31,
	2002	2001

Commercial, financial & agricultural	$96,662	190,700
Real estate – construction	29,385	25,044
Real estate – mortgage	312,574	228,316
Installment	68,407	50,741

	507,028	494,801
Unearned interest	(627)	(35)

	$506,401	$494,766

     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

     A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $ 274,394,0000, $ 69,237,000 and $ 1,841,000, respectively at March 31, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Company considers all loans subject to the provisions of SFAS 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2002, the Company had nonaccrual loans totaling $353,000 as compared to $169,000 at December 31, 2001.

     Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Impaired loans and related allowance for loan loss amounts at March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002		December 31, 2001

		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$—	—	168	55
Impaired loans with no allowance for			—	—
loan loss	—	—	—	—

	$—	—	168	55

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the three months ended March 31, 2002 and March 31, 2001 was insignificant. There was no interest income recognized on these loans during 2001.

     The following schedule details selected information as to non-performing loans of the Company:

	March 31, 2002		December 31, 2001

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)
Real estate loans	$573	244	318	71
Installment loans	168	109	270	98
Commercial	95	—	—	—

	$836	353	588	169

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2002 totaled $ 1,189,000 as compared to $ 757,000 at December 31, 2001. The increase in non-performing loans during the three months ended March 31, 2002 of $ 432,000 is due primarily to an increase in non-performing real estate loans of $ 408,000. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following table presents total internally graded loans as of March 31, 2002 and December 31, 2001:

	March 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$52	15	20	17
Real estate mortgage	2,478	530	1,948	—
Real estate construction	252	—	252	—
Consumer	608	107	386	115

	$3,390	652	2,606	132

	December 31, 2001

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$138	43	80	15
Real estate mortgage	2,441	454	1,987	—
Real estate construction	—	—	—	—
Consumer	574	76	389	109

	$3,153	573	2,456	124

     At March 31, 2002, loans totaling $3,390,000 (including the above past due and non-accrual loans) were included in the Company’s internal classified loan list. Of these loans $ 2,730,000 are real estate and $ 660,000 are personal and other loans. The collateral values securing these loans total approximately $ 4,486,000, ($3,750,000 related to real property and $ 736,000 related to personal loans). Internally classified loans increased $ 237,000 or 7.5% from $3,153,000 at December 31, 2001. Internally classified real estate loans increased $289,000 and personal and other loans decreased $52,000 from December 31, 2001 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

     The increase in the internally graded loans is concentrated in several loans that were downgraded during the quarter ended March 31, 2002. The loans were downgraded due to bankruptcies, foreclosures and repossessions.

     Residential real estate loans that are internally graded totaling $2,730,000 and $2,441,000 at March 31, 2002 and December 31, 2001 consist of 47 and 38 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$540	19.1%	$651	38.5%
Real estate construction	209	5.8	236	5.1
Real estate mortgage	4,067	61.7	3,892	46.1
Installment	1,114	13.4	710	10.3

	$5,930	100%	$5,489	100%

Liquidity and Asset Management

     The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities.

     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2002, the Company’s liquid assets totaled $ 91,175,000.

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

     Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income can not be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Asset Management, Continued

     The Company’s primary source of liquidity is a stable core deposit base. In addition loan payments, investment security maturities and short-term borrowings provide a secondary source.

     Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the Company’s cost of funds and interest yields generated primarily through loans and investments.

     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.0 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2002 loans totaling approximately $238.5 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $123.2 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Asset Management, Continued

     Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in a materially adverse way.

Capital Position and Dividends

     Capital. At March 31, 2002, total stockholders’ equity was $47,750,000 or 6.8% of total assets, which compares with $45,971,000 or 6.9% of total assets at December 31, 2001. The dollar increase in stockholders’ equity during the three months ended March 31, 2002 results from the Company’s net income of $2,047,000, the net effect of a $162,000 unrealized loss on investment securities net of applicable income taxes and cash dividends declared of $1,129,000 of which $1,023,000 was reinvested under the Company’s dividend reinvestment plan.

     In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of March 31, 2002, the bank has granted key employees options to purchase a total of 49,816 shares of common stock. At March 31, 2002, 8,939 shares were exercisable. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

WILSON BANK HOLDING COMPANY

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2002 the Company’s total risk-based capital ratio was 12.4% and its Tier I risk-based capital ratio was 11.1%. At December 31, 2001, the Company’s total risk-based capital ratio was 12.2% and its Tier I risk-based capital ratio was 11.0%. At March 31, 2002 and December 31, 2001, the Company had a leverage ratio of 8.0% and 7.4% respectively. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%.

Impact of Inflation

     Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.

     Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

     There have been no material changes in reported market risks during the three months ended March 31, 2002.

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

WILSON BANK HOLDING COMPANY

(Registrant)

DATE:	May 15, 2002	/s/ Randall Clemons

Randall Clemons Chairman and Chief Executive Officer

DATE:	May 15, 2002	/s/ Becky Taylor

Becky Taylor Sr. Vice President & Cashier