Form 10-Q
period 2002-06-30
WILSON BANK HOLDING CO
filed 2002-08-14
CIK 885275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 0-20402


                           WILSON BANK HOLDING COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)


         Tennessee                                         62-1497076
-------------------------------             ----------------------------------
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

          Common stock outstanding: 2,106,686 shares at August 13, 2002

PART 1:        FINANCIAL INFORMATION


      Item 1.  Financial Statements


      The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

                  Consolidated Balance Sheets - June 30, 2002 and December 31, 2001.

                  Consolidated Statements of Earnings - For the three months and six months ended June 30, 2002 and 2001.

                  Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 2002 and 2001.

                  Consolidated Statements of Cash Flows - For the six months ended June 30, 2002 and 2001.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

               Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation


PART II:       OTHER INFORMATION

      Item 1.  Legal Proceedings.

      Item 2.  Changes in Securities and Use of Proceeds.

      Item 3.  Defaults Upon Senior Securities.

      Item 4.  Submission of Matters to a Vote of Security Holders.

      Item 5.  Other Information.

      Item 6.  Exhibits and Reports on Form 8-K.

      Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)

                                                                                         June 30,      December 31,
                                                                                          2002              2001
                                                                                        ---------      ------------
                                                                                             (In Thousands)
                                           Assets
Loans                                                                                   $ 528,075          494,766
   Less: Allowance for loan losses                                                         (6,274)          (5,489)
                                                                                        ---------          -------
                    Net loans                                                             521,801          489,277

Securities:
   Held to maturity, at cost (market value $16,170,000 and $16,387,000,
      respectively)                                                                        15,740           16,130
   Available-for-sale, at market (amortized cost $89,992,000 and $ 80,239,000,
      respectively)                                                                        90,857           80,428
                                                                                        ---------          -------
                    Total securities                                                      106,597           96,558

Loans held for sale                                                                         1,573            4,369
Other interest bearing assets                                                               2,405            2,003
Federal funds sold                                                                         18,272           31,506
                                                                                        ---------          -------
                    Total earning assets                                                  650,648          623,713

Cash and due from banks                                                                    34,208           20,154
Bank premises and equipment, net                                                           15,366           15,139
Accrued interest receivable                                                                 4,589            4,648
Other real estate                                                                             862              415
Deferred income tax asset                                                                   1,328            1,579
Other assets                                                                                2,382            2,156
                                                                                        ---------          -------
                    Total assets                                                        $ 709,383          667,804
                                                                                        =========          =======

                             Liabilities and Stockholders' Equity
Deposits                                                                                $ 637,537          602,576
Securities sold under repurchase agreements                                                11,062            8,551
Federal Home Loan Bank Advances                                                             1,110            1,370
Accrued interest and other liabilities                                                      3,910            4,466
Minority interest                                                                           5,345            4,870
                                                                                        ---------          -------
                    Total liabilities                                                     658,964          621,833
                                                                                        ---------          -------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued 2,079,994 at June 30, 2002 and 2,054,089 shares at
      December 31, 2001, respectively                                                       4,160            4,108
   Additional paid-in capital                                                              12,819           11,847
   Retained earnings                                                                       32,949           29,903
   Net unrealized gains on available-for-sale securities, net of income
      tax expense of $ 300,000 and $69,000, respectively                                      491              113
                                                                                        ---------          -------
                    Total stockholders' equity                                             50,419           45,971
                                                                                        ---------          -------
                    Total liabilities and stockholders' equity                          $ 709,383          667,804
                                                                                        =========          ========


See accompanying notes to consolidated financial statements (unaudited).

                              WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)



                                                                      Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                  ------------------------------------------------------------
                                                                    2002              2001             2002              2001
                                                                    ----              ----             ----              ----
                                                                      (Dollars In Thousands            (Dollars In Thousands
                                                                   Except Per Share Amounts)         Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                       $10,235           10,449          $20,411          20,607
   Interest and dividends on securities:
      Taxable securities                                              1,269            1,488            2,368           2,833
      Exempt from Federal income taxes                                  184              182              357             368
   Interest on loans held for sale                                       27               54               71              78
   Interest on Federal funds sold                                       133              388              327             938
                                                                    -------           ------          -------          ------
                    Total interest income                            11,848           12,561           23,534          24,824
                                                                    -------           ------          -------          ------

Interest expense:
   Interest on negotiable order of withdrawal accounts                   97              142              187             281
   Interest on money market and savings accounts                      1,016            1,226            1,947           2,514
   Interest on certificates of deposit                                3,365            5,386            7,014          10,745
   Interest on securities sold under repurchase agreements               55              101              105             208
   Interest on Federal Home Loan Bank advances                           20               27               44              60
  Interest on Fed funds purchased                                         4               --                5              --
                                                                    -------           ------          -------          ------
                    Total interest expense                            4,557            6,882            9,302          13,808
                                                                    -------           ------          -------          ------

Net interest income before provision for possible
  loan losses                                                         7,291            5,679           14,232          11,016
                                                                    -------           ------          -------          ------
Provision for possible loan losses                                      512              447            1,045             888
                                                                    -------           ------          -------          ------
Net interest income after provision for possible
  loan losses                                                         6,779            5,232           13,187          10,128
                                                                    -------           ------          -------          ------

Non-interest income:
   Service charges on deposit accounts                                1,077            1,027            1,993           1,906
   Other fees and commissions                                           332              545              724           1,073
   Gain on sale of loans                                                249              346              517             605
  Gain on sale of other real estate                                      --               12               --              --
                                                                    -------           ------          -------          ------
                 Total non-interest income                            1,658            1,930            3,234           3,584
                                                                    -------           ------          -------          ------

Non-interest expense:
   Salaries and employee benefits                                     2,684            2,466            5,263           4,791
   Occupancy expenses, net                                              278              303              601             583
   Furniture and equipment expense                                       94              307              399             634
    Data processing expense                                              82              102              187             197
    Directors' fees                                                     236              138              324             299
   Other operating expenses                                           1,285              986            2,310           1,853
   Loss on sale of other real estate                                     46               --               43               5
   Minority interest in net earnings of subsidiaries                    236              153              452             282
                                                                    -------           ------          -------          ------
                 Total non-interest expense                           4,941            4,455            9,579           8,644
                                                                    -------           ------          -------          ------
                 Earnings before income taxes                         3,496            2,707            6,842           5,068
Income taxes                                                          1,367            1,037            2,666           1,928
                                                                    -------           ------          -------          ------
                 Net earnings                                       $ 2,129            1,670          $ 4,176           3,140
                                                                    =======            =====          =======           =====
Basic earnings per common share                                     $  1.02              .82          $  2.01            1.55
                                                                    =======            =====          =======           =====
Diluted earnings per common share                                   $  1.02              .82          $  2.01            1.55
                                                                    =======            =====          =======           =====
Dividends per share                                                 $    --               --          $   .55             .45
                                                                    =======            =====          =======           =====

See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)






                                                                   Three Months Ended        Six Months Ended
                                                                       June 30,                  June 30,
                                                                  -------------------       -------------------
                                                                   2002         2001         2002          2001
                                                                  ------       ------        ------       -----
                                                                       (In Thousands)          (In Thousands)
Net earnings                                                      $2,129        1,670        $4,176       3,140
                                                                  ------       ------        ------       -----
Other comprehensive earnings (losses), net of tax:
   Unrealized gains (losses) on available-for-sale
     securities
     arising during period, net of tax expense of $331,000,
     tax benefit of $84,000, tax expense of $231,000,
     and tax expense of $ 416,000, respectively                      540         (138)          378         680
                                                                  ------       ------        ------       -----
                Other comprehensive earnings (losses)                540         (138)          378         680
                                                                  ------       ------        ------       -----

                Comprehensive earnings                            $2,669        1,532        $4,554       3,820
                                                                  ======       ======        ======       =====


    See accompanying notes to consolidated financial statements (unaudited).

                          WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                                2002            2001
                                                                               --------        -------
                                                                                   (In Thousands)

Cash flows from operating activities:
  Interest received                                                            $ 23,507         24,354
  Fees and commissions received                                                   2,717          2,979
  Proceeds from sale of loans                                                    24,567         31,660
  Origination of loans held for sale                                            (21,254)       (34,186)
  Interest paid                                                                 (10,010)       (13,481)
  Cash paid to suppliers and employees                                           (8,912)        (7,517)
  Income taxes paid                                                              (2,752)        (2,253)
                                                                               --------        -------
              Net cash provided by operating activities                           7,863          1,556
                                                                               --------        -------

Cash flows from investing activities:
  Proceeds from maturities of held-to-maturity securities                         1,471          1,214
  Proceeds from maturities of available-for-sale securities                      33,425         41,944
  Purchase of held-to-maturity securities                                        (1,076)        (1,173)
  Purchase of available-for-sale securities                                     (43,145)       (48,926)
  Loans made to customers, net of repayments                                    (34,646)       (31,611)
  Purchase of premises and equipment                                               (394)          (309)
  Proceeds from sale of other real estate                                           587            552
  Proceeds from sale of premises and equipment                                       --            118
   Increase in other interest bearing assets                                       (354)            --
                                                                               --------        -------
              Net cash used in investing activities                             (44,132)       (38,191)
                                                                               --------        -------

Cash flows from financing activities:
  Net increase (decrease) in non-interest bearing, savings
    and NOW deposit accounts                                                    (13,335)         7,170
  Net increase in time deposits                                                  48,296         25,070
  Increase in securities sold under repurchase agreements                         2,511          2,345
  Net decrease in advances from Federal Home Loan Bank                             (260)          (344)
  Dividends paid                                                                 (1,129)          (903)
  Dividends paid to minority shareholders                                          (162)          (120)
  Proceeds from sale of stock to minority shareholders                              145            107
  Proceeds from sale of common stock                                              1,023            819
  Proceeds from exercise of stock options                                            --             31
                                                                               --------        -------
              Net cash provided by financing activities                          37,089         34,175
                                                                               --------        -------
Net increase (decrease) in cash and cash equivalents                                820         (2,460)
                                                                               --------        -------
Cash and cash equivalents at beginning of period                                 51,660         57,866
                                                                               --------        -------
Cash and cash equivalents at end of period                                     $ 52,480         55,406
                                                                               ========        =======

    See accompanying notes to consolidated financial statements (unaudited).

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                                    2002               2001
                                                                                    ----               ----
                                                                                        (In Thousands)

Reconciliation of net earnings to net cash provided by Operating activities:
     Net earnings                                                                  $ 4,176         3,140
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                                 129           536
         Provision for loan losses                                                   1,045           888
         Minority interests in net earnings of commercial bank
           Subsidiaries                                                                452           282
         FHLB dividend reinvestment                                                    (48)          (58)
         Loss on sale of other real estate                                              43             5
         Decrease (increase) in loans held for sale                                  2,796        (3,131)
         Increase in deferred tax assets                                                (7)           (7)
         Increase in other assets, net                                                (226)         (388)
         Decrease in taxes payable                                                     (79)         (318)
         Decrease in interest receivable                                                59          (301)
         Increase in other liabilities                                                 231           581
         Increase (decrease) in interest payable                                      (708)          327
                                                                                   -------        ------
                Total adjustments                                                    3,687        (1,584)
                                                                                   -------        ------
                Net cash provided by operating activities                          $ 7,863         1,556
                                                                                   =======        ======

Supplemental schedule of non-cash activities:

     Unrealized gain in values of securities
       available-for-sale, net of income tax  expense of $231,000 and income tax expense of $ 416,000 for the six months ended
       June 30,2002 and 2001, respectively                                         $   378           680
                                                                                   =======        ======

     Non-cash transfers from loans to other real estate                            $ 1,077           260
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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of operations for the three months and six months ended June 30, 2002 and 2001, comprehensive earnings for the three months and six months ended June 30, 2002 and 2001 and changes in cash flows for the six months ended June 30, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 2001 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:


                                                         Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                        2002             2001
                                                        ----             ----
                                                           (In Thousands)
Balance, January 1, 2002 and 2001, respectively       $ 5,489        $ 4,525
Add (deduct):
   Losses charged to allowance                           (394)          (497)
   Recoveries credited to allowance                       134            136
   Provision for loan losses                            1,045            888
                                                      -------        -------
Balance, June 30, 2002 and 2001, respectively         $ 6,274        $ 5,052
                                                      =======        =======

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

RESULTS OF OPERATIONS

              Net earnings increased 33.0 % to $ 4,176,000 for the six months ended June 30, 2002 from $3,140,000 in the first six months of 2001. Net earnings were $ 2,129,000 for the quarter ended June 30, 2002, an increase of $ 459,000 or 27.5% from $ 1,670,000 for the three months ended June 30, 2001 and an increase of $ 82,000 or 4.0% over the quarter ended March 31, 2002. The increase in net earnings during the six months ended June 30, 2002 was primarily due to a 29.2% increase in net interest income.

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, decreased $ 1,290,000 or 5.2% during the six months ended June 30, 2002 as compared to the same period in 2001. The decrease in total interest income was $ 713,000 or 5.7% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Interest income increased $162,000 or 1.4% over the first three months of 2002. The decrease in the first six months of 2002 was primarily attributable to the interest rate environment. The ratio of average earning assets to total average assets was 95.7% and 94.5% for the six months ended June 30, 2002 and June 30, 2001, respectively.

              Interest expense decreased $ 4,506,000 or 32.6% for the six months ended June 30, 2002 as compared to the same period in 2001. The decrease was $ 2,325,000 or 33.8% for the three months ended June 30, 2002 as compared to the same period in 2001. Interest expense decreased $ 188,000 or 4.0% for the quarter ended June 30, 2002 over the first three months of 2002. The overall decrease in total interest expense for the first six months of 2002 was primarily attributable to a decrease in the rates paid on deposits.

              The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $ 3,216,000 or 29.2% for the first six months of 2002 as compared to the same period in 2001. The increase was $ 1,612,000 or 28.4% for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 and an increase of $ 350,000 or 5.0% when compared to the first quarter of 2002.

PROVISION FOR POSSIBLE LOAN LOSSES

              The provision for possible loan losses was $ 1,045,000 and $ 888,000 for the first six months of 2002 and 2001, respectively. The provision for loan losses during the three month periods ended June 30, 2002 and 2001 was $ 512,000 and $ 447,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $ 6,274,000, an increase of 14.3% from $5,489,000 at December 31, 2001. The allowance for possible loan losses as a percentage of total outstanding loans was 1.2% and 1.1% at June 30, 2002 and December 31, 2001, respectively.

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

PROVISION FOR POSSIBLE LOAN LOSSES, CONTINUED

              The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at June 30, 2002 to be adequate.

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2002 decreased 9.8% to $3,234,000 from $3,584,000 for the same period in 2001. The decrease was $272,000 or 14.1% during the quarter ended June 30, 2002 compared to the second quarter in 2001 and there was an increase of $79,000 or 5.0% over the first three months of 2002. The decrease for the first six months of 2002 was due primarily to decreases in other fees and commissions and gain on sale of loans. Gain on sale of loans decreased $88,000 or 14.5% during the six months ended June 30, 2002 compared to the same period in 2001. Gain on sale of loans decreased $97,000 or 28.0% during the quarter ended June 30, 2002 compared to the same quarter in 2001. Other fees and commissions totaled $724,000 and $1,073,000 during the six months ended June 30, 2002, respectively, a decrease of $349,000 or 32.5% and $332,000 and $545,000 during the quarters ended June 30, 2002 and 2001, respectively, a decrease of $213,000 or 39.1%.

NON-INTEREST EXPENSES

              Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $935,000 or 10.8% during the first six months of 2002 compared to the same period in 2001. The increases for the quarter ended June 30, 2002 was $486,000 or 10.9% as compared to the comparable quarter in 2001 and $300,000 or 6.5% as compared to the first three months of 2002. The increase in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased to 247 at June 30, 2002 an increase from 234 at June 30, 2001. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth. Other operating expenses for the six months ended June 30, 2002 increased to $2,310,000 from $1,853,000 for the comparable period in 2001. Other operating expenses increased $299,000 or 30.3% during the quarter ended June 30, 2002 as compared to the same period in 2001. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INCOME TAXES

              The Company's income tax expense was $2,666,000 for the six months ended June 30, 2002, an increase of $738,000 over the comparable period in 2001. Income tax expense was $1,367,000 for the quarter ended June 30, 2002, and increase of $330,000 over the same period in 2001. The percentage of income tax expense to net income before taxes was 39.0% and 38.0% for the six months ended June 30, 2002 and 2001, respectively and 39.1% and 38.3% for the quarters ended June 30, 2002 and 2001. The percentage of income tax expense to net income before taxes was 38.8% for the first three months of 2002. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.5% for the six months ended June 30, 2002 and June 30, 2001, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

EARNINGS PER SHARE

              The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2002 and 2001:

                                                    Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                  -----------------------          -------------------------
                                                      2002           2001             2002             2001
                                                  ----------       ---------       ----------       ---------
                                                    (Dollars in Thousands              (Dollars in Thousands
                                                   Except Per Share Amounts)       Except Per Share Amounts)
Basic EPS Computation:
   Numerator - Earnings available to common
     Stockholders                                 $    2,129           1,670       $    4,176           3,140
                                                  ----------       ---------       ----------       ---------

   Denominator - Weighted average number
     of common shares outstanding                  2,079,994       2,029,555        2,075,557       2,025,616
                                                  ----------       ---------       ----------       ---------

   Basic earnings per common share                $     1.02             .82       $     2.01            1.55
                                                  ==========       =========       ==========       =========

Diluted EPS Computation:
  Numerator - Earnings available to common
     Stockholders                                 $    2,129           1,670       $    4,176           3,140
                                                  ----------       ---------       ----------       ---------

  Denominator - Weighted average number
     of common shares outstanding                  2,079,994       2,029,555        2,075,557       2,025,616
  Dilutive effect of stock options                     2,083             809            2,083             809
                                                  ----------       ---------       ----------       ---------
                                                   2,082,077       2,030,364         2,077640       2,026,425
                                                  ----------       ---------       ----------       ---------

Diluted earnings per common share                 $     1.02             .82       $     2.01            1.55
                                                  ==========       =========       ==========       =========

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

              The Company's total assets increased 6.2% to $ 709,383,000 during the six months ended June 30, 2002 from $667,804,000 at December 31, 2001. Total assets increased $5,573,000 or 0.8% and $36,006,000 or 5.4% during the three-month periods ended June 30, 2002 and March 31, 2002, respectively. Loans, net of allowance for possible loan losses, totaled $521,801,000 at June 30, 2002, a 6.6% increase compared to $ 489,277,000 at December 31, 2001. Net loans increased $21,330,000 or 4.3% and $11,194,000 or 2.3% during the quarters ended June 30, 2002 and March 31, 2002, respectively. These increases were primarily due to the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $10,039,000 or 10.4% to $106,597,000 at June 30, 2002 from $96,558,000 at December 31, 2001.
Securities increased $9,184,000 or 9.4% during the three months ended June 30, 2002. The increase in securities included a net unrealized gain of $ 676,000 during the six month period ending June 30, 2002 as a result of the increase in the unrealized gain on available-for-sale securities. Federal funds sold decreased $13,234,000 to $ 18,272,000 at June 30, 2002 from $ 31,506,000 at
December 31, 2001.

              Total liabilities increased by 6.0% to $658,964,000 at June 30, 2002 compared to $621,833,000 at December 31, 2001. The increase by quarter totaled $2,904,000 or .4% and $34,227,000 or 5.5% during the quarters ended June 30, 2002 and March 31, 2002, respectively. These increases were composed primarily of a $34,961,000 or 5.8% increase in total deposits and an increase of $2,511,000 or 29.4% in securities sold under repurchase agreements during the six months ended June 30, 2002. Federal Home Loan Bank advances decreased $260,000 during the six months ended June 30, 2002.

              The following schedule details the loans of the Company at June 30, 2002 and December 31, 2001:

                                                                              (In Thousands)
                                                                  ------------------ ----------------
                                                                       June 30,          December 31,
                                                                         2002                2001
                                                                  ----------------   ----------------
     Commercial, financial & agricultural                         $        94,932              190,700
     Real estate - construction                                            30,812               25,044
     Real estate - mortgage                                               353,717              228,316
     Installment                                                           49,252               50,741
                                                                  ---------------     ----------------
                                                                          528,713              494,801
     Unearned interest                                                      (638)                 (35)
                                                                  ---------------     ----------------
                                                                  $       528,075     $        494,766
                                                                  ===============     ================

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

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $ 285,537,000, $ 61,781,000 and $ 2,030,000, respectively at June 30, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2002, the Company had nonaccrual loans totaling $177,000 as compared to $169,000 at December 31, 2001.

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



              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

         Impaired loans and related allowance for loan loss amounts at June 30, 2002 and December 31, 2001 were as follows:


                                                                   June 30, 2002                  December 31, 2001
                                                             ---------------------------     -------------------------
                                                                               Allowance                      Allowance
                                                              Recorded            for          Recorded        For
                         (In Thousands)                      Investment        Loan Loss      Investment      Loan Loss
                                                             --------         ----------      ----------     ---------

                  Impaired loans with allowance for
                    loan loss                                $       --               --            168             55
                  Impaired loans with no allowance for
                    loan loss                                        --               --             --             --
                                                             ----------       ----------     ----------      ---------
                                                             $       --               --     $      168             55
                                                             ==========       ==========     ==========      =========


              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the three months ended June 30, 2002 and June 30, 2001 was insignificant. There was no interest income recognized on these loans during 2001.

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The following schedule details selected information as to non-performing loans of the Company at June 30, 2002:


                                                  June 30, 2002                       December 31, 2001
                                        ----------------------------------    -----------------------------------
                                           Past Due                               Past Due
                                            90 Days        Non-Accrual            90 Days         Non-Accrual
                                            -------        -----------            -------         -----------
                                                 (In Thousands)                         (In Thousands)

        Real estate loans               $          404               96                  318                71
        Installment loans                          155               81                  270                98

        Commercial                                   -                -                    -                 -
                                        --------------   --------------       --------------    --------------
                                        $          559              177                  588               169
                                        ==============   ==============       ==============    ==============
        Renegotiated loans              $            -                -                   -                  -
                                        ==============   ==============       ==============    ==============


              Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2002 totaled $736,000 a decrease from $757,000 at December 31, 2001. During the three months ended June 30, 2002, non-performing loans decreased $453,000 from $1,189,000 at March 31, 2002. The decrease in non-performing loans during the six months ended June 30, 2002 of $21,000 is due primarily to an increase in non-performing real estate loans of $111,000 and a decrease in installment loans of $ 132,000. No material losses on these loans are anticipated by management.

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following table presents total internally graded loans as of June 30, 2002 and December 31, 2001:

                                       June 30, 2002
                                       (In Thousands)            Special
                                            Total                 Mention        Substandard          Doubtful
                                     ------------------        --------------   --------------    ----------------
     Commercial, financial and
        Agricultural                 $               72                    39               33                   -
     Real estate mortgage                         2,206                   524            1,674                   8
     Real estate construction                       131                     -              131                   -
     Consumer                                       742                   135              528                  79
                                     ------------------        --------------   --------------    ----------------
                                     $            3,151                   698            2,366                  87
                                     ==================        ==============   ==============    ================



                                     December 31, 2001
                                       (In Thousands)           Special
                                             Total                 Mention              Substandard            Doubtful
                                     ------------------        --------------           -----------           ----------
     Commercial, financial and
        Agricultural                 $              138                    43                    80                    15
     Real estate mortgage                         2,441                   454                 1,987                     -
     Real estate construction                         -                     -                     -                     -
     Consumer                                       574                    76                   389                   109
                                     ------------------        --------------            ----------             ----------
                                     $            3,153                   573                 2,456                    124
                                     ==================        ==============            ==========             ==========


              The collateral values securing internally graded loans, based on estimates received by management, total approximately $4,808,000 ($3,730,000 related to real property and $ 1,078,000 related to personal loans). The internally classified loans have decreased $ 2,000 or .1% from $ 3,153,000 at December 31, 2001. The increase in the internally classified loans is concentrated in several loans that were downgraded during the six months ended June 30, 2002. These loans were downgraded primarily due to bankruptcies and foreclosures. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

        Residential real estate loans that are internally classified totaling $2,337,000 and $2,441,000 at June 30, 2002 and December 31, 2001 consist of 44 and 38 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        The following detail provides a breakdown of the allocation of the allowance for possible loan losses:


                                                 June 30, 2002                            December 31, 2001
                                      ------------------------------------      --------------------------------------
                                                          Percent of                                  Percent of
                                                           Loans In                                    Loans In
                                            In           Each Category                In            Each Category
                                        Thousands       To Total Loans             Thousands         To Total Loans
                                        ---------       --------------             ---------         --------------
         Commercial, financial and
           Agricultural                   $  584              18.0%                  $  651               38.5%
         Real estate construction            265               5.8                      236                5.1
         Real estate mortgage              4,330              66.9                    3,892               46.1
         Installment                       1,095               9.3                      710               10.3
                                          ------             -----                   ------              -----
                                          $6,274               100%                  $5,489                100%
                                          ======             =====                   ======              =====


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

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2002, the Company's liquid assets totaled $ 63,641,000.

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

              Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the subsidiary banks. These meetings focus on the spread between the Company's cost of funds and interest yields generated primarily through loans and investments.

              The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.4 million mature or will be subject to rate adjustments within the next twelve months.

              A secondary source of liquidity is the Company's loan portfolio. At June 30, 2002 loans totaling approximately $247.8 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $116.7 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

              Capital. At June 30, 2002, total stockholders' equity was $50,419,000 or 7.1% of total assets, which compares with $ 45,971,000 or 6.9% of total assets at December 31, 2001. The dollar increase in stockholders' equity during the six months ended June 30, 2002 results from the Company's net income of $4,176,000, the net effect of a $378,000 unrealized gain on investment securities net of applicable income taxes and cash dividends declared of $1,129,000 of which $1,023,000 was reinvested under the Company's dividend reinvestment plan.

                          WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


              In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of June 30, 2002, the bank has granted key employees options to purchase a total of 49,816 shares of common stock. At June 30, 2002, 8,939 shares were exercisable. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

              The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2002 the Company's total risk-based capital ratio was 12.4% and its Tier I risk-based capital ratio was approximately 11.2% compared to ratios of 12.2% and 11.0%, respectively at December 31, 2001. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2002 the Company had a leverage ratio of 7.8% compared to 7.4% at December 31, 2001.

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

              Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

              There have been no material changes in reported market risks during the six months ended June 30, 2002.

                           PART II. OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

                None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)    The annual meeting of stockholders was held April 9, 2002.

           (b)    Election of the entire board of directors.

           (c)    (1)   Each director was elected by the following tabulation:


                                                    Number
                                                  of Shares                                              Broker
                                                    Voting           For       Against      Abstain     Non-Votes
                                                    ------           ---       -------      -------     ---------
                        Charles Bell               1,208,427      1,178,380       0          30,047        0
                        Jack Bell                  1,208,427      1,178,380       0          30,047        0
                        Mackey Bentley             1,208,427      1,178,380       0          30,047        0
                        Randall Clemons            1,208,427      1,178,380       0          30,047        0
                        Jimmy Comer                1,208,427      1,157,256   21,124         30,047        0
                        Jerry Franklin             1,208,427      1,178,380       0          30,047        0
                        John Freeman               1,208,427      1,178,380       0          30,047        0
                        Marshall Griffith          1,208,427      1,178,380       0          30,047        0
                        Harold Patton              1,208,427      1,178,380       0          30,047        0
                        James Patton               1,208,427      1,177,351     1,029        30,047        0

                        Elmer Richerson            1,208,427      1,177,351     1,029        30,047        0
                        John Trice                 1,208,427      1,178,380        0         30,047        0
                        Bob Van Hooser             1,208,427      1,177,351     1,029        30,047        0

                  (2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

                                                    Number
                                                  of Shares                                              Broker
                                                    Voting           For       Against      Abstain     Non-Votes
                                                    ------           ---       -------      -------     ---------
                                                  1,208,427       1,195,507     1,386        11,534        0

           (d)    Not Applicable.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                99.1 Certifications pursuant to 18 USC Section 1350 - Sarbanes - Oxley Act of 2002

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WILSON BANK HOLDING COMPANY
                                    ------------------------------------
                                                      (Registrant)




DATE:      August 13, 2002          /s/       Randall Clemons
       -----------------------      ----------------------------------------
                                    Randall Clemons
                                    Chairman and Chief Executive Officer



DATE:      August 13, 2002          /s/       Becky Taylor
       -----------------------      -----------------------------------------
                                    Becky Taylor
                                    Sr. Vice President & Cashier