Form 10-Q
period 2002-09-30
WILSON BANK HOLDING CO
filed 2002-11-14
CIK 885275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2002

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 0-20402

                           WILSON BANK HOLDING COMPANY
             (Exact Name of Registrant As Specified in its Charter)


              Tennessee                                    62-1497076
   -------------------------------             -----------------------------
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

         Common stock outstanding: 2,108,019 shares at November 13, 2002

PART 1:         FINANCIAL INFORMATION

         Item 1. Financial Statements

         The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

                  Consolidated Balance Sheets - September 30, 2002 and December 31, 2001.

                  Consolidated Statements of Earnings - For the three months and nine months ended September 30, 2002 and 2001.

                  Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 2002 and 2001.

                  Consolidated Statements of Cash Flows - For the nine months ended September 30, 2002 and 2001.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation

         Item 4. Controls and Procedures

PART II:        OTHER INFORMATION

         Item 1. Legal Proceedings.

         Item 2. Changes in Securities and Use of Proceeds.

         Item 3. Defaults Upon Senior Securities.

         Item 4. Submission of Matters to a Vote of Security Holders.

         Item 5. Other Information.

         Item 6. Exhibits and Reports on Form 8-K.

         Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)

                                                                                             September 30,        December 31,
                                                                                                 2002                 2001
                                                                                             -------------        ------------
                                                                                                       (In Thousands)
                                        Assets
Loans                                                                                         $ 536,390             494,766
   Less:  Allowance for loan losses                                                              (6,569)             (5,489)
                                                                                              ---------             -------
                Net loans                                                                       529,821             489,277

Securities:
   Held to maturity, at cost (market value $15,896,000 and $16,387,000,
     respectively)                                                                               15,207              16,130
   Available-for-sale, at market (amortized cost $85,808,000 and $ 80,239,000,
     respectively)                                                                               87,408              80,428
                                                                                              ---------             -------
                Total securities                                                                102,615              96,558

Loans held for sale                                                                               5,113               4,369
Other interest bearing assets                                                                     2,431               2,003
Federal funds sold                                                                               45,709              31,506
                                                                                              ---------             -------
                Total earning assets                                                            685,689             623,713

Cash and due from banks                                                                          19,612              20,154
Bank premises and equipment, net                                                                 15,295              15,139
Accrued interest receivable                                                                       4,665               4,648
Other real estate                                                                                   791                 415
Deferred income tax asset                                                                         1,053               1,579
Other assets                                                                                      2,417               2,156
                                                                                              ---------             -------
                Total assets                                                                  $ 729,522             667,804
                                                                                              =========             =======
                         Liabilities and Stockholders' Equity
Deposits                                                                                      $ 651,982             602,576
Securities sold under repurchase agreements                                                      13,675               8,551
Federal Home Loan Bank Advances                                                                   1,022               1,370
Accrued interest and other liabilities                                                            4,239               4,466
Minority interest                                                                                 5,606               4,870
                                                                                              ---------             -------
                Total liabilities                                                               676,524             621,833
                                                                                              ---------             -------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued 2,108,019 shares at September 30, 2002 and 2,054,089 shares at
     December 31, 2001, respectively                                                              4,216               4,108
   Additional paid-in capital                                                                    13,931              11,847
   Retained earnings                                                                             33,935              29,903
   Net unrealized gains on available-for-sale securities, net of income
     tax expense of $560,000 and $69,000, respectively                                              916                 113
                                                                                              ---------             -------
                Total stockholders' equity                                                       52,998              45,971
                                                                                              ---------             -------

                Total liabilities and stockholders' equity                                    $ 729,522             667,804
                                                                                              =========             =======

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                    September 30,
                                                                    -----------------------------------------------------------
                                                                      2002             2001             2002             2001
                                                                    --------         --------         --------         --------
                                                                      (Dollars In Thousands             (Dollars In Thousands
                                                                    Except Per Share Amounts)         Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                       $10,482           10,412          $30,893           31,019
   Interest and dividends on securities:
     Taxable securities                                               1,068            1,283            3,436            4,116
     Exempt from Federal income taxes                                   174              184              531              552
   Interest on loans held for sale                                       45               47              116              125
   Interest on Federal funds sold                                       122              319              449            1,257
                                                                    -------          -------          -------          -------
                Total interest income                                11,891           12,245           35,425           37,069
                                                                    -------          -------          -------          -------

Interest expense:
   Interest on negotiable order of withdrawal accounts                  100              137              287              418
   Interest on money market and savings accounts                      1,002            1,198            2,949            3,712
   Interest on certificates of deposit                                3,381            4,973           10,395           15,718
   Interest on securities sold under repurchase                          69              111              174              319
   Interest on Federal Home Loan Bank advances                           25               27               69               87
   Interest on Fed funds purchased                                        1                1                6                1
                                                                    -------          -------          -------          -------
                Total interest expense                                4,578            6,447           13,880           20,255
                                                                    -------          -------          -------          -------

Net interest income before provision for possible
   loan losses                                                        7,313            5,798           21,545           16,814
Provision for possible loan losses                                      652              461            1,697            1,349
                                                                    -------          -------          -------          -------
Net interest income after provision for possible
   loan losses                                                        6,661            5,337           19,848           15,465
                                                                    -------          -------          -------          -------

Non-interest income:
   Service charges on deposit accounts                                1,075              984            3,068            2,890
   Other fees and commissions                                           308              618            1,032            1,691
   Gain on sale of loans                                                483              291            1,000              896
                                                                    -------          -------          -------          -------
                Total non-interest income                             1,866            1,893            5,100            5,477

Non-interest expense

   Salaries and employee benefits                                     2,480            2,489            7,743            7,280
   Occupancy expenses, net                                              325              315              926              898
   Furniture and equipment expense                                      200              307              599              941
   Data processing expense                                              112               77              299              274
   Directors' fees                                                      152              139              476              438
   Other operating expenses                                           1,388            1,054            3,698            2,907
   Loss on sale of other real estate                                     12               --               55                5
   Minority interest in net earnings of subsidiaries                    234              143              686              425
                                                                    -------          -------          -------          -------
                Total non-interest expense                            4,903            4,524           14,482           13,168
                                                                    -------          -------          -------          -------

                Earnings before income taxes                          3,624            2,706           10,466            7,774
Income taxes                                                          1,391            1,032            4,057            2,960
                                                                    -------          -------          -------          -------
                Net earnings                                        $ 2,233            1,674          $ 6,409            4,814
                                                                    =======          =======          =======          =======

Basic earnings per common share                                     $  1.06             0.82          $  3.08             2.37
                                                                    =======          =======          =======          =======

Diluted earnings per common share                                   $  1.06             0.82          $  3.07             2.37
                                                                    =======          =======          =======          =======

Dividends per share                                                 $  0.60             0.50          $  1.15             0.95
                                                                    =======          =======          =======          =======

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                 Three Months Ended      Nine Months Ended
                                                                    September 30,          September 30,
                                                                 -----------------------------------------
                                                                   2002       2001       2002       2001
                                                                 --------   --------   --------   --------
                                                                    (In Thousands)        (In Thousands)
Net earnings                                                     $ 2,233      1,674    $ 6,409      4,814
                                                                 -------    -------    -------    -------
Other comprehensive earnings  net of tax:
   Unrealized gains on available-for-sale securities
     arising during period, net of tax expense of
     $260,000, $353,000, $491,000, and $768,000, respectively        425        577        803      1,257
                                                                 -------    -------    -------    -------
                Other comprehensive earnings                         425        577        803      1,257
                                                                 -------    -------    -------    -------

                Comprehensive earnings                           $ 2,658      2,251    $ 7,212      6,071
                                                                 =======    =======    =======    =======

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                         2002           2001
                                                                       --------       --------
                                                                            (In Thousands)
Cash flows from operating activities:
   Interest received                                                   $ 35,309         36,461
   Fees and commissions received                                          4,100          4,581
   Proceeds from sale of loans                                           50,264         45,234
   Origination of loans held for sale                                   (50,008)       (46,336)
   Interest paid                                                        (14,667)       (19,873)
   Cash paid to suppliers and employees                                 (12,548)       (10,895)
   Income taxes paid                                                     (4,708)        (3,352)
                                                                       --------       --------
                Net cash provided by operating activities                 7,742          5,820
                                                                       --------       --------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                2,002          1,463
   Proceeds from maturities of available-for-sale securities             57,819         69,550
   Purchase of held-to-maturity securities                               (1,077)        (1,173)
   Purchase of available-for-sale securities                            (63,365)       (73,541)
   Loans made to customers, net of repayments                           (43,373)       (46,317)
   Purchase of premises and equipment                                      (409)          (521)
   Proceeds from sale of other real estate                                  701            552
   Proceeds from sale of premises and equipment                              --            118
   Increase in other interest bearing assets                               (354)            --
                                                                       --------       --------
                Net cash used in investing activities                   (48,056)       (49,869)
                                                                       --------       --------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings
     and NOW deposit accounts                                            28,162         12,129
   Net increase in time deposits                                         21,244         26,442
   Increase in securities sold under repurchase agreements                5,124          3,709
   Net decrease in advances from Federal Home Loan Bank                    (348)          (375)
   Increase in Federal Funds Purchased                                       --            139
   Dividends paid                                                        (2,377)        (1,918)
   Dividends paid to minority shareholders                                 (207)          (120)
   Proceeds from sale of stock to minority shareholders                     185            107
   Proceeds from sale of common stock                                     2,151          1,741
   Proceeds from exercise of stock options                                   41             31
                                                                       --------       --------
                Net cash provided by financing activities                53,975         41,885
                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents                     13,661         (2,164)

Cash and cash equivalents at beginning of period                         51,660         57,866
                                                                       --------       --------

Cash and cash equivalents at end of period                             $ 65,321         55,702
                                                                       ========       ========

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                              2002          2001
                                                                            --------      --------
                                                                                (In Thousands)
Reconciliation of net earnings to net cash provided by
    Operating activities:
     Net earnings                                                           $ 6,409         4,814
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                          228           803
         Provision for loan losses                                            1,697         1,349
         Minority interests in net earnings of commercial bank
           subsidiaries                                                         686           425
         FHLB dividend reinvestment                                             (74)          (90)
         Loss on sale of other real estate                                       55             5
         Increase in loans held for sale                                       (744)       (1,998)
         Increase in deferred tax assets                                        (10)          (12)
         Increase in other assets, net                                         (261)         (237)
         Decrease in taxes payable                                             (641)         (380)
         Increase in interest receivable                                        (17)         (391)
         Increase in other liabilities                                        1,201         1,150
         Increase (decrease) in interest payable                               (787)          382
                                                                            -------       -------
                Total adjustments                                             1,333         1,006
                                                                            -------       -------

                Net cash provided by operating activities                   $ 7,742         5,820
                                                                            =======       =======

Supplemental schedule of non-cash activities:

     Unrealized gain in values of securities
       available-for-sale, net of income tax  expense of $491,000 and  $768,000 for the nine months
       ended September 30,2002 and 2001, respectively                       $   803         1,257
                                                                            =======       =======

     Non-cash transfers from loans to other real estate                     $ 1,132           480
                                                                            =======       =======

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of operations for the three months and nine months ended September 30, 2002 and 2001, comprehensive earnings for the three months and nine months ended September 30, 2002 and 2001 and changes in cash flows for the nine months ended September 30, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 2001 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                               2002          2001
                                                             --------      --------
                                                                 (In Thousands)
Balance, January 1, 2002 and 2001, respectively              $ 5,489       $ 4,525
Add (deduct):
   Losses charged to allowance                                  (778)         (781)
   Recoveries credited to allowance                              161           182
   Provision for loan losses                                   1,697         1,349
                                                             -------       -------
Balance, September 30, 2002 and 2001, respectively           $ 6,569       $ 5,275
                                                             =======       =======

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

CRITICAL ACCOUNTING POLICIES

              The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses(ALL) and the recognition of our deferred income tax assets, we have made judgments and estimates which have significantly impacted our financial position and results of operations.

Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions(1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

We establish the allocated amount separately for two different risk groups(1) unique loans(commercial loans, including those loans considered impaired); and
(2) homogenous loans(generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan's original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management's experience.

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan review and the finance committee of our board of directors review the assessment prior to the filing of quarterly financial information.

RESULTS OF OPERATIONS

         Net earnings increased 33.1% to $ 6,409,000 for the nine months ended September 30, 2002 from $ 4,814,000 in the first nine months of 2001. Net earnings were $ 2,233,000 for the quarter ended September 30, 2002, an increase of $559,000 or 33.4% from $ 1,674,000 for the three months ended September 30, 2001 and an increase of $104,000 or 4.9% over the quarter ended June 30, 2002. The increase in net earnings during the nine months ended September 30, 2002 was primarily due to a 28.1% increase in net interest income.

NET INTEREST INCOME

              Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's total interest income, excluding tax equivalent adjustments, decreased $ 1,644,000 or 4.4% during the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease in total interest income was $ 354,000 or 2.9% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. Interest income increased $ 43,000 or .4% over the second quarter of 2002. The decrease in net interest income for the first nine months of 2002 was primarily attributable to the continued decline in the interest rate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

environment. The ratio of average earning assets to total average assets was 96.5% and 94.7% for the nine months ended September 30, 2002 and September 30, 2001, respectively.

         Interest expense decreased $ 6,375,000 or 31.5% for the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease was $ 1,869,000 or 29.0% for the three months ended September 30, 2002 as compared to the same period in 2001. Interest expense increased $ 21,000 or .5% for the quarter ended September 30, 2002 over the second quarter of 2002. The overall decrease in total interest expense for the first nine months of 2002 was primarily attributable to a decrease in the rates paid on deposits.

         The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $ 4,731,000 or 28.1% for the first nine months of 2002 as compared to the same period in 2001. The increase was $ 1,515,000 or 26.1% for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 and $ 22,000 or .3% when compared to the second quarter of 2002.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses was $ 1,697,000 and $1,349,000 for the first nine months of 2002 and 2001, respectively. The provision for loan losses during the three month periods ended September 30, 2002 and 2001 was $ 652,000 and $461,000, respectively. The provision for possible loan losses is based on past loan experience and other factors, which in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $ 6,569,000, an increase of 19.7% from $5,489,000 at December 31, 2001. The allowance for possible loan losses as a percentage of total outstanding loans was 1.2% and 1.1% at September 30, 2002 and December 31, 2001, respectively.

         The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at September 30, 2002 to be adequate.

NON-INTEREST INCOME

         The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2002 decreased 6.9% to $ 5,100,000 from $5,477,000 for the same period in 2001. The decrease was $ 27,000 or 14.3% during the quarter ended September 30, 2002 compared to the third quarter in 2001 and there was an increase of $ 208,000 or 12.5% over the second quarter of 2002. The decrease for the first nine months of 2002 was due primarily to decreases in other fees and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

commissions. Other fees and commissions totaled $ 1,032,000 and $ 1,691,000 during the nine months ended September 30, 2002 and 2001, respectively, a decrease of $ 659,000 or 39.0%. Service charges on deposit accounts increased $178,000 or 6.2% during the nine months ended September 30, 2002.

NON-INTEREST EXPENSES

              Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $ 1,314,000 or 10.0% during the first nine months of 2002 compared to the same period in 2001. The increases for the quarter ended September 30, 2002 were $379,000 or 8.4% as compared to the comparable quarter in 2001. There was a decrease of $38,000 or .8% as compared to the second quarter of 2002. The increase in non-interest expenses is attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased to 243 at September 30, 2002 an increase from 226 at September 30, 2001. Increases in occupancy and furniture and equipment expenses were also due to the Company's growth. Other operating expenses for the nine months ended September 30, 2002 increased to $ 3,698,000 from $ 2,907,000 for the comparable period in 2001. Other operating expenses increased $ 334,000 or 31.7% during the quarter ended September 30, 2002 as compared to the same period in 2001. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $ 4,057,000 for the nine months ended September 30, 2002, an increase of $ 1,097,000 over the comparable period in 2001. Income tax expense was $ 1,391,000 for the quarter ended September 30, 2002, and increase of $ 359,000 over the same period in 2001. The percentage of income tax expense to net income before taxes was 38.8% and 38.1% for the nine months ended September 30, 2002 and 2001, respectively and 38.4% and 38.1% for the quarters ended September 30, 2002 and 2001. The percentage of income tax expense to net income before taxes was 39.1% for the second quarter of 2002. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income and an increase in the state income tax rate from 6.0% to 6.5%. This percentage was 1.5% for the nine months ended September 30, 2002 and September 30, 2001, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

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

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2002 and 2001:

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                   ----------    ----------    ----------    ----------
                                                      2002          2001          2002          2001
                                                   ----------    ----------    ----------    ----------
                                                     (Dollars in Thousands       (Dollars in Thousands
                                                   Except Per Share Amounts)   Except Per Share Amounts)
Basic EPS Computation:
   Numerator - Earnings available to common
     Stockholders                                  $    2,233         1,674    $    6,409         4,814
                                                   ----------    ----------    ----------    ----------
   Denominator - Weighted average number
     of common shares outstanding                   2,097,750     2,045,909     2,083,036     2,032,455
                                                   ----------    ----------    ----------    ----------

   Basic earnings per common share                 $     1.06          0.82    $     3.08          2.37
                                                   ==========    ==========    ==========    ==========

Diluted EPS Computation:
  Numerator - Earnings available to common
     Stockholders                                  $    2,233         1,674    $    6,409         4,814
                                                   ----------    ----------    ----------    ----------

   Denominator - Weighted average number
     of common shares outstanding                   2,097,750     2,045,909     2,083,036     2,032,455
  Dilutive effect of stock options                      3,212         1,758         3,073         1,587
                                                   ----------    ----------    ----------    ----------
                                                    2,100,962     2,047,667     2,086,109     2,034,042
                                                   ----------    ----------    ----------    ----------

Diluted earnings per common share                  $     1.06          0.82    $     3.07          2.37
                                                   ==========    ==========    ==========    ==========

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

         The Company's total assets increased 9.2% to $ 729,522,000 during the nine months ended September 30, 2002 from $667,804,000 at December 31, 2001. Total assets increased $ 20,139,000 or 2.8%, $5,573,000 or 0.8%, and $36,006,000
or 5.4% during the three-month periods ended September 30, 2002, June 30, 2002, and March 31, 2002, respectively. Loans, net of allowance for possible loan losses, totaled $ 529,821,000 at September 30, 2002, a 8.3% increase compared to $ 489,277,000 at December 31, 2001. Net loans increased $ 8,020,000 or 1.5%,
$21,330,000 or 4.3%, and $11,194,000 or 2.3 % during the quarters ended
September 30, 2002, June 30, 2002, and March 31, 2002, respectively. These increases were primarily due to the Company's ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $ 6,057,000 or 6.3% to $ 102,615,000 at September 30, 2002 from $96,558,000 at December 31, 2001. Securities decreased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

$3,982,000 or 3.7% during the three months ended September 30, 2002. The increase in securities included a net unrealized gain of $ 1,411,000 for the nine months ended September 30, 2002 as a result of the increase in the unrealized gain on available-for-sale securities. Federal funds sold increased $ 14,203,000 to $ 45,709,000 at September 30, 2002 from $ 31,506,000 at December
31, 2001.

         Total liabilities increased by 8.8% to $ 676,524,000 at September 30, 2002 compared to $621,833,000 at December 31, 2001. The increase by quarter totaled $ 17,560,000 or 2.7%, $2,904,000 or .4%, and $34,227,000 or 5.5% during the quarters ended September 30, 2002, June 30, 2002, and March 31, 2002, respectively. These increases were composed primarily of a $ 49,406,000 or 8.2% increase in total deposits and an increase of $ 5,124,000 or 59.9% in securities sold under repurchase agreements during the nine months ended September 30, 2002. Federal Home Loan Bank advances decreased $ 348,000 during the nine months ended September 30, 2002.

         The following schedule details the loans of the Company at September 30, 2002 and December 31, 2001:

                                                         (In Thousands)
                                                ------------------------------
                                                September 30,     December 31,
                                                    2002              2001
                                                -------------     ------------
Commercial, financial & agricultural             $ 115,446           190,700
Real estate - construction                          38,345            25,044
Real estate - mortgage                             310,482           228,316
Installment                                         72,751            50,741
                                                 ---------         ---------
                                                   537,024           494,801
Unearned interest                                     (634)              (35)
                                                 ---------         ---------
                                                 $ 536,390         $ 494,766
                                                 =========         =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company's first mortgage single family residential, consumer and credit card loans which total approximately $ 273,160,000, $ 63,721,000 and $ 1,985,000, respectively at September 30, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2002, the Company had nonaccrual loans totaling $ 369,000 as compared to $169,000 at December 31, 2001.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         Impaired loans and related allowance for loan loss amounts at September 30, 2002 and December 31, 2001 were as follows:

                                                September 30, 2002       December 31, 2001
                                              ----------------------  ----------------------
                                                           Allowance               Allowance
                                               Recorded       For      Recorded       For
              (In Thousands)                  Investment   Loan Loss  Investment   Loan Loss
                                              ----------   ---------  ----------   ---------
Impaired loans with allowance for
  loan loss                                     $   --          --         168          55
Impaired loans with no allowance for
  loan loss                                         --          --          --          --
                                                ------      ------      ------      ------
                                                $   --          --      $  168          55
                                                ======      ======      ======      ======

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the three months ended September 30, 2002 and September 30, 2001 was insignificant. There was no interest income recognized on these loans during 2001.

         The following schedule details selected information as to non-performing loans of the Company at September 30, 2002 and December 31, 2001:

                               September 30, 2002        December 31, 2001
                             ----------------------  ----------------------
                             Past Due                Past Due
                              90 Days   Non-Accrual   90 Days   Non-Accrual
                             --------   -----------  --------   -----------
                                 (In Thousands)          (In Thousands)
Real estate loans             $  727         315         318          71
Installment loans                159          54         270          98
Commercial                        --          --          --          --
                              ------      ------      ------      ------
                              $  886         369         588         169
                              ======      ======      ======      ======

Renegotiated loans            $   --          --          --          --
                              ======      ======      ======      ======

         Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2002 totaled $ 1,255,000 an increase from $757,000 at December 31, 2001. During the three months ended September 30, 2002, non-performing loans increased $ 519,000 from $736,000 at June 30, 2002. The increase in non-performing loans during the nine months ended September 30, 2002 of $ 498,000 is due primarily to an increase in non-performing real estate loans of $ 653,000 and a decrease in installment loans of $ 155,000. No material losses on these loans are anticipated by management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following table presents total internally graded loans as of September 30, 2002 and December 31, 2001:

                              September 30, 2002
                                (In Thousands)      Special
                                     Total          Mention  Substandard   Doubtful
                              ------------------   --------  -----------   --------
Commercial, financial and
   Agricultural                    $    775             123         646           7
Real estate mortgage                  2,535             751       1,672         112
Real estate construction                 --              --          --          --
Consumer                                728             201         458          68
                                   --------        --------    --------    --------
                                   $  4,038           1,075       2,776         187
                                   ========        ========    ========    ========

                               December 31, 2001
                                (In Thousands)      Special
                                     Total          Mention  Substandard   Doubtful
                              ------------------   --------  -----------   --------

Commercial, financial and
   Agricultural                    $    138              43          80          15
Real estate mortgage                  2,441             454       1,987          --
Real estate construction                 --              --          --          --
Consumer                                574              76         389         109
                                   --------        --------    --------    --------
                                   $  3,153             573       2,456         124
                                   ========        ========    ========    ========

         The collateral values securing internally graded loans, based on estimates received by management, total approximately $ 5,589,000 ($ 4,368,000 related to real estate mortgage loans and $ 1,221,000 related to other loans). The internally classified loans have increased $ 885,000 or 28.1% from $3,153,000 at December 31, 2001. The increase in the internally classified loans is concentrated in several loans that were downgraded during the nine months ended September 30, 2002. These loans were downgraded due primarily to bankruptcies and inadequate cash flows and delinquencies. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         Residential real estate loans that are internally classified totaling $ 2,535,000 and $2,441,000 at September 30, 2002 and December 31, 2001 consist of 45 and 38 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                   September 30, 2002              December 31, 2001
                               --------------------------     --------------------------
                                             Percent of                     Percent of
                                              Loans In                       Loans In
                                   In      Each Category          In      Each Category
                               Thousands   To Total Loans     Thousands   To Total Loans
                               --------    --------------     --------    --------------
Commercial, financial and
  Agricultural                 $    836         21.5%         $    651         38.5%
Real estate construction            341           7.2              236           5.1
Real estate mortgage              4,474          57.8            3,892          46.1

Installment                         918          13.5              710          10.3
                               --------        ------         --------        ------
                               $  6,569          100%         $  5,489          100%
                               ========        ======         ========        ======

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

              Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2002, the Company's liquid assets totaled $ 83,544,000.

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

         The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $ 3.6 million mature or will be subject to rate adjustments within the next twelve months.

         A secondary source of liquidity is the Company's loan portfolio. At September 30, 2002 loans totaling approximately $261.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

         At September 30, 2002, we had unfunded loan commitments outstanding of $67.3 million and outstanding standby letters of credit of $5.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company's bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company's bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company's bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

         As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $104.5 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL POSITION AND DIVIDENDS

         Capital. At September 30, 2002, total stockholders' equity was $ 52,998,000 or 7.3% of total assets, which compares with $ 45,971,000 or 6.9% of total assets at December 31, 2001. The dollar increase in stockholders' equity during the nine months ended September 30, 2002 results from the Company's net income of $ 6,409,000, the net effect of a $ 803,000 unrealized gain on investment securities net of applicable income taxes, an exercise of stock options of $ 41,000 and cash dividends declared of $ 2,377,000 of which $ 2,151,000 was reinvested under the Company's dividend reinvestment plan.

         In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of September 30, 2002, the bank has granted key employees options to purchase a total of 46,817 shares of common stock. At September 30, 2002, 12,321 shares were exercisable. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

         The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4%. At September 30, 2002 the Company's total risk-based capital ratio was 12.8% and its Tier I risk-based capital ratio was approximately 11.5% compared to ratios of 12.2% and 11.0%, respectively at December 31, 2001. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 2002 the Company had a leverage ratio of 7.7% compared to 7.4% at December 31, 2001.

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

         There have been no material changes in reported market risks during the nine months ended September 30, 2002

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934(the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date that we completed our evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      None

         (b)      Not Applicable

         (c)      Not Applicable

         (d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Charter of Wilson Bank Holding Company, as amended (amended and restated for SEC electronic filing purposes only)

                  99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WILSON BANK HOLDING COMPANY
                                           -------------------------------
                                                    (Registrant)




DATE:  November 14, 2002                   /s/  Randall Clemons
       -------------------------------     -------------------------------
                                           Randall Clemons
                                           President and Chief Executive Officer



DATE:  November 14, 2002                   /s/  Lisa Pominski
       -------------------------------     -------------------------------
                                           Lisa Pominski
                                           Sr. Vice President & CFO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Randall Clemons, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Wilson Bank Holding Company;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/  Randall Clemons
                                           -------------------------------
                                           Randall Clemons, President and Chief
                                           Executive Officer

Date:    November 14, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Lisa T. Pominski, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Wilson Bank Holding Company;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/  Lisa T. Pominski
                                           -------------------------------
                                           Lisa T. Pominski, Senior Vice
                                           President and Chief Financial Officer

Date:    November 14, 2002