Form 10-K
period 2002-12-31
WILSON BANK HOLDING CO
filed 2003-03-26
CIK 885275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-10402

WILSON BANK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Tennessee	62-1497076

(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

623 West Main Street
Lebanon, Tennessee	37087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(615) 444-2265

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.00 par value per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  [  ]  No  [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $72,906,070. For purposes of this calculation, “affiliates” are considered to be the directors of the registrant. The market value calculation was determined using $40.75 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 1, 2003 were 2,133,305.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Items 5, 6, 7, and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 8, 2003 are incorporated by reference into Items 10, 11, 12 and 13.

PART I

Item 1. Description of Business.

General

Wilson Bank Holding Company (the “Company”) was incorporated on March 17, 1992 under the laws of the State of Tennessee. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Wilson Bank and Trust (the “Bank”) and act as a one-bank holding company. On November 17, 1992, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of a plan of share exchange and agreement.

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, and two fifty-percent owned subsidiaries, DeKalb Community Bank (“DCB”) and Community Bank of Smith County (“CBSC”). The Bank, on December 31, 2002, had eight full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee and one full service banking office in western Davidson County. The Company anticipates that it will be opening branch locations at Leeville-109 and Gordonsville in the third quarter of 2003. The Bank’s wholly-owned subsidiary, Hometown Finance, Inc., was dissolved in 2001 and its assets and liabilities were distributed to the Bank. DCB had two full service banking offices in DeKalb County, one office located in Smithville, Tennessee and one office located in Alexandria, Tennessee. CBSC had one office located in Carthage, Smith County, Tennessee. DCB began operations in April 1996 and CBSC began operations in December 1996. As of December 31, 2002, revenues and expenses of DCB and CBSC, have not had a material effect on the earnings of the Company.

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; and 4736 Andrew Jackson Parkway in Hermitage, Tennessee. Management believes that Wilson County and Trousdale County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2002, the Company reported net earnings of approximately $8.5 million and had total assets of approximately $752.8 million.

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

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 filed as Exhibit 13 to this Form 10-K (the “2002 Annual Report”), are incorporated herein by reference.

Regulation and Supervision

In addition to the information set forth herein, Management’s Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in Item 7 hereof, further discusses recent banking legislation and regulation and should be reviewed in conjunction herewith.

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

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “Act”) and is registered with the Board of Governors of the Federal Reserve System (the “Board”). The Company is required to file annual reports with, and is subject to examination by, the Board. The Bank, DCB and CBSC are chartered under the laws of the State of Tennessee and are subject to the supervision of, and are regularly examined by, the Tennessee Department of Financial Institutions. The Bank, DCB and CBSC are also regularly examined by the Federal Deposit Insurance Corporation.

Under the Act, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board. In addition, bank holding companies are generally prohibited under the Act from engaging in non-banking activities, subject to certain exceptions and the recent modernization of the financial services industry in connection with the passing of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). Under the Act, the Board is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

In November 1999, the GLB Act became law. Under the GLB Act, a “financial holding company” may engage in activities the Board determines to be financial in nature or incidental to such financial activity or complementary to a financial activity and not a substantial risk to the safety and soundness of such depository institutions or the financial system. Generally, such companies may engage in a wide range of securities activities and insurance underwriting and agency activities. The Company has not made application to the Board to become a “financial holding company.”

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning on June 1, 1997. In addition, on that date, the IBBEA authorized a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 1, 1997. Tennessee enacted interstate branching laws in response to the federal law which prohibit the establishment or acquisition in Tennessee by any bank of a branch office, branch bank or other branch facility in Tennessee except (i) a Tennessee-chartered bank, (ii) a national bank which has its main office in Tennessee or (iii) a bank which merges or consolidates with a Tennessee-chartered bank or national bank with its main office in Tennessee.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) covers a wide expanse of banking regulatory issues. FDICIA deals with recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters.

The Financial Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.

The maximum permissible rates of interest on most commercial and consumer loans made by the Company’s bank subsidiaries are governed by Tennessee’s general usury law and the Tennessee Industrial Loan and Thrift Companies Act (“Industrial Loan Act”). Certain other usury laws affect limited classes of loans, but the Company believes that the laws referenced above are the most significant. Tennessee’s general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is generally applicable to most of the loans made by the Company’s bank subsidiaries in Tennessee, authorizes an interest rate of up to 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

Competition

The banking industry is highly competitive. The Company, through its subsidiary banks, competes with national and state banks for deposits, loans, and trust and other services.

The Bank competes with much larger commercial banks in Wilson County, the Bank’s primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered out of Tennessee and four banks owned by Tennessee multi-bank holding companies. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with two credit unions located in Wilson County and two locally-owned banks which were organized in 2001.

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

Monetary Policies

The results of operations of the Bank, the Company and the Company’s other bank subsidiaries are affected by the policies of the regulatory authorities, particularly the Board. An important function of the Board is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements relating to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans and paid for deposits. Policies of the regulatory agencies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The effect of such policies upon the future business and results of operations of the Company, the Bank, DCB and CBSC cannot be predicted with accuracy.

Employment

As of March 15, 2003, the Company and its subsidiaries collectively employed 233 full-time equivalent employees and 28 part-time employees. Additional personnel will be hired as needed to meet future growth.

Available Information

     The Company’s Internet website is http://www.wilsonbank.com. Please note that our website address is provided as an inactive textual reference only. The Company makes available free of charge on its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the “SEC”). The information provided on our website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2002 Annual Report. Certain information not contained in the Company’s 2002 Annual Report, but required by Guide 3, is contained in the tables immediately following:

[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

I.	Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rate and Interest Differential

The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company’s gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

In this Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the “change due to rate” category.

Non-accrual loans have been included in the loan category. Loan fees of $506,000, $586,000 and $508,000 for 2002, 2001 and 2000, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

				In Thousands, Except Interest Rates

		2002			2001		2002/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$521,799	7.50%	39,120	460,556	8.74%	40,262	5,353	(6,495)	(1,142)
Investment securities - taxable	93,760	4.68	4,390	84,579	6.07	5,136	557	(1,303)	(746)
Investment securities - tax exempt	15,175	5.26	798	15,655	5.43	850	(26)	(26)	(52)
Taxable equivalent adjustment	—	2.70	411	—	2.80	438	(13)	(14)	(27)

Total tax-exempt investment securities	15,175	7.97	1,209	15,655	8.23	1,288	(39)	(40)	(79)

Total investment securities	108,935	5.14	5,599	100,234	6.41	6,424	558	(1,383)	(825)

Loans held for sale	3,860	5.10	197	3,907	4.66	182	(2)	17	15
Federal funds sold	36,557	1.60	585	37,317	3.89	1,453	(30)	(838)	(868)

Total earning assets	671,151	6.78	45,501	602,014	8.03	48,321	5,552	(8,372)	(2,820)

Cash and due from banks	15,472			15,149
Allowance for possible loan losses	(6,225)			(4,879)
Bank premises and equipment	15,265			15,103
Other assets	9,057			8,408

Total assets	$704,720			635,795

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

				In Thousands, Except Interest Rates

		2002			2001		2002/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$44,828	.84%	378	36,454	1.41%	515	118	(255)	(137)
Money market demand accounts	144,484	2.03	2,928	110,253	3.18	3,506	1,089	(1,667)	(578)
Individual retirement accounts	30,342	4.63	1,406	26,697	5.93	1,583	116	(293)	(177)
Other savings deposits	36,905	2.58	951	28,640	3.85	1,104	318	(471)	(153)
Certificates of deposit $100,000 and over	125,224	3.85	4,817	119,677	5.77	6,906	320	(2,409)	(2,089)
Certificates of deposit under $100,000	189,966	3.89	7,398	195,017	5.90	11,511	298	(4,411)	(4,113)

Total interest-bearing deposits	571,749	3.13	17,878	516,738	4.86	25,125	2,674	(9,921)	(7,247)
Demand	59,471	—	—	53,764	—	—	—	—	—

Total deposits	631,220	2.83	17,878	570,502	4.40	25,125	2,672	(9,919)	(7,247)

Securities sold under repurchase agreements	11,929	2.09	249	11,541	3.40	392	13	(156)	(143)
Federal funds purchased	279	2.15	6	164	2.44	4	3	(1)	2
Advances from Federal Home Loan Bank	1,143	7.17	82	1,559	7.18	112	30	(60)	(30)

Total deposits and borrowed funds	644,571	2.83	18,215	583,766	4.39	25,633	2,669	(10,087)	(7,418)

Other liabilities	9,926			9,676
Stockholders’ equity	50,223			42,353

Total liabilities and stockholders’ equity	$704,720			635,795

Net interest income			27,286			22,688

Net yield on earning assets		4.07%			3.77%

Net interest spread		3.95%			3.64%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

				In Thousands, Except Interest Rates

	2001			2000			2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$460,556	8.74%	40,262	395,441	9.04%	35,743	5,866	(1,347)	4,519
Investment securities - taxable	84,579	6.07	5,136	68,926	6.86	4,727	1,074	(665)	409
Investment securities - tax exempt	15,655	5.43	850	14,933	5.55	829	40	(19)	21
Taxable equivalent adjustment	—	2.80	438	—	2.86	427	21	(10)	11

Total tax-exempt investment securities	15,655	8.23	1,288	14,933	8.41	1,256	61	(29)	32

Total investment securities	100,234	6.41	6,424	83,859	7.13	5,983	1,168	(727)	441

Loans held for sale	3,907	4.66	182	1,626	5.78	94	132	(44)	88
Federal funds sold	37,317	3.89	1,453	18,114	5.70	1,033	1,095	(675)	420

Total earning assets	602,014	8.03	48,321	499,040	8.59	42,853	8,845	(3,377)	5,468

Cash and due from banks	15,149			13,747
Allowance for possible loan losses	(4,879)			(4,190)
Bank premises and equipment	15,103			15,867
Other assets	8,408			8,408

Total assets	$635,795			532,872

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

				In Thousands, Except Interest Rates

		2001			2000		2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$36,454	1.41%	515	30,884	1.87%	577	104	(166)	(62)
Money market demand accounts	110,253	3.18	3,506	94,759	3.75	3,549	581	(624)	(43)
Individual retirement accounts	26,697	5.93	1,583	22,067	5.97	1,318	276	(541)	265
Other savings deposits	28,640	3.85	1,104	24,881	4.72	1,175	3,759	(3,830)	(71)
Certificates of deposit $100,000 and over	119,677	5.77	6,906	90,057	6.09	5,483	1,804	(381)	1,423
Certificates of deposit under $100,000	195,017	5.90	11,511	167,885	6.05	10,159	1,641	(289)	1,352

Total interest-bearing deposits	516,738	4.86	25,125	430,533	5.17	22,261	4,457	(1,593)	2,864
Demand	53,764	—	—	49,300	—	—	—	—	—

Total deposits	570,502	4.40	25,125	479,833	4.64	22,261	4,207	(1,343)	2,864

Securities sold under repurchase agreements	11,541	3.40	392	9,304	5.40	502	121	(231)	(110)
Federal funds purchased	164	2.44	4	173	4.62	8	—	(4)	(4)
Advances from Federal Home Loan Bank	1,559	7.18	112	1,234	7.21	89	23	—	23

Total deposits and borrowed funds	583,766	4.39	25,633	490,544	4.67	22,860	4,353	(1,580)	2,773

Other liabilities	9,676			7,965
Stockholders’ equity	42,353			34,363

Total liabilities and stockholders’ equity	$635,795			532,872

Net interest income			22,688			19,993

Net yield on earning assets		3.77%			4.01%

Net interest spread		3.64%			3.92%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

II.      Investment Portfolio:

          A.   Investment securities at December 31, 2002 consist of the following:

	Securities Held-To-Maturity

		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$12,877	626	—	13,503
Mortgage-backed securities	1,336	3	4	1,335

	$14,213	629	4	14,838

	Securities Available-For-Sale

		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$98,835	1,359	26	100,168
Obligations of states and political subdivisions	1,804	80	—	1,884
Corporate bonds	1,705	16	—	1,721
Mortgage-backed securities	346	10	—	356

	$102,690	1,465	26	104,129

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

II.       Investment Portfolio, Continued:

          A.   Continued:

                  Securities at December 31, 2001 consist of the following:

	Securities Held-To-Maturity

		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$13,273	292	27	13,538
Mortgage-backed securities	2,857	8	16	2,849

	$16,130	300	43	16,387

	Securities Available-For-Sale

		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$79,561	451	300	79,712
Obligations of states and political subdivisions	2,258	40	7	2,291
Mortgage-backed securities	423	5	—	428

	$82,242	496	307	82,431

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

II.   Investment Portfolio, Continued:

      A.   Continued:

                  Securities at December 31, 2000 consist of the following:

	Securities Held-To-Maturity

		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$13,966	132	90	14,008
Mortgage-backed securities	3,083	13	52	3,044

	$17,049	145	142	17,052

	Securities Available-For-Sale

		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$72,732	38	1,151	71,619
Obligations of states and political subdivisions	1,851	16	2	1,865
Mortgage-backed securities	530	5	4	531

	$75,113	59	1,157	74,015

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

II.   Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2002:

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields

	(In Thousands, Except Yields)
U.S. Treasury and other U.S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$—	—	—%
One to five years	632	629	3.480
Five to ten years	113	113	6.270
More than ten years	591	593	5.130

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	1,336	1,335	4.445

Obligations of states and political subdivisions*:
Less than one year	975	983	4.486
One to five years	4,420	4,619	4.628
Five to ten years	3,836	4,039	4.468
More than ten years	3,646	3,862	5.025

Total obligations of states and political subdivisions	12,877	13,503	4.682

Total held-to-maturity securities	$14,213	14,838	4.660%

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

     II.   Investment Portfolio, Continued:

           B.   Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields

	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$253	256	3.480%
One to five years	78,639	79,579	3.760
Five to ten years	16,985	17,350	5.470
More than ten years	844	879	6.239

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	96,721	98,064	4.081

Corporate bonds:
Less than one year	—	—	—
One to five years	1,014	1,016	4.015
Five to ten years	691	705	7.178
More than ten years	—	—	—

	1,705	1,721	5.296

Obligations of states and political subdivisions*:
Less than one year	426	429	5.166
One to five years	246	255	5.200
Five to ten years	1,132	1,200	4.590
More than ten years	—	—	—

Total obligations of states and political subdivisions	1,804	1,884	4.809

Other:
Bankers Bank stock	88	88	1.470
Federal Home Loan Bank stock	2,372	2,372	4.320

Total available-for-sale securities	$102,690	104,129	4.117%

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

III.   Loan Portfolio:

       A.   Loan Types

              The following schedule details the loans of the Company at December 31, 2002, 2001, 2000, 1999 and 1998:

	In Thousands

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	$192,945	190,700	157,254	121,438	100,217
Real estate - construction	30,794	25,044	31,531	27,184	21,809
Real estate - mortgage	267,145	228,316	195,480	164,852	130,927
Installment	59,721	50,741	48,198	45,710	44,299

Total loans	550,605	494,801	432,463	359,184	297,252
Less unearned interest	(4)	(35)	(174)	(579)	(1,322)

Total loans, net of unearned interest	550,601	494,766	432,289	358,605	295,930
Less allowance for possible loan losses	(6,943)	(5,489)	(4,525)	(3,847)	(3,244)

Net loans	$543,658	489,277	427,764	354,758	292,686

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

III.   Loan Portfolio, Continued:

        B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2002:

	In Thousands

		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total

Maturity Distribution:
Commercial, financial and agricultural	$102,728	56,549	33,668	192,945
Real estate - construction	30,385	406	3	30,794

	$133,113	56,955	33,671	223,739

Interest-Rate Sensitivity:
Fixed interest rates	$118,166	50,779	16,715	185,660
Floating or adjustable interest rates	14,947	6,176	16,956	38,079

Total commercial, financial and agricultural loans plus real estate - construction loans	$133,113	56,955	33,671	223,739

*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

III.   Loan Portfolio, Continued:

          C.   Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2002, 2001, 2000, 1999 and 1998:

	In Thousands, Except Percentages

	2002	2001	2000	1999	1998

Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	327	71	—	—	25
Installment	156	98	100	84	198
Lease financing receivable	—	—	—	—	—

Total non-accrual	$483	169	100	84	223

Loans 90 days past due:
Commercial, financial and agricultural	$22	—	—	—	—
Real estate - construction	—	124	—	—	—
Real estate - mortgage	318	194	68	197	118
Installment	407	270	222	225	438
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$747	588	290	422	556

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate – mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current - considered uncollectible	$—	—	—	—	—

Total non-performing loans	$1,230	757	390	506	779

Total loans, net of unearned interest	$550,601	494,766	432,289	358,605	295,930

Percent of total loans outstanding, net of unearned interest	0.22%	0.15	0.09	0.14	0.26

Other real estate	$818	415	425	221	138

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $483,000 at December 31, 2002, $169,000 at December 31, 2001, $100,000 at December 31, 2000, $84,000 at December 31, 1999 and $223,000 at December 31, 1998. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2002 if the loans had been current totaled $12,000 as compared to $12,000 in 2001, $17,000 in 2000, $8,000 in 1999 and $16,000 in 1998. The amount of interest and fee income recognized on total loans during 2002 totaled $39,120,000 as compared to $40,262,000 in 2001, $35,743,000 in 2000, $28,937,000 in 1999 and $24,790,000 in 1998.

At December 31, 2002, loans, which include the above, totaling $4,038,000 were included in the Company’s internal classified loan list. Of these loans $2,046,000 are real estate and $1,992,000 are various other types of loans. The collateral values securing these loans total approximately $5,752,000 ($3,541,000 related to real property and $2,211,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2002 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2002 and 2001 other real estate totaled $818,000 and $415,000, respectively.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2002, 2001, 2000, 1999 and 1998 and the years then ended.

	In Thousands, Except Percentages

	2002	2001	2000	1999	1998

Allowance for loan losses at beginning of period	$5,489	4,525	3,847	3,244	2,890

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(160)	(311)	(6)	—	—
Real estate construction	(8)	(83)	—	—	—
Real estate – mortgage	(218)	(131)	(186)	(50)	(100)
Installment	(713)	(726)	(681)	(539)	(605)
Lease financing	—	—	—	—	—

	(1,099)	(1,251)	(873)	(589)	(705)

Recoveries:
Commercial, financial and agricultural	2	4	—	—	—
Real estate construction	—	—	—	—	—
Real estate – mortgage	1	—	—	—	2
Installment	206	235	134	89	47
Lease financing	—	—	—	—	—

	209	239	134	89	49

Net loan charge-offs	(890)	(1,012)	(739)	(500)	(656)

Provision for loan losses charged to expense	2,344	1,976	1,417	1,103	1,010

Allowance for loan losses at end of period	$6,943	5,489	4,525	3,847	3,244

Total loans, net of unearned interest, at end of year	$550,601	494,766	432,289	358,605	295,930

Average total loans out- standing, net of unearned interest, during year	$521,799	460,556	395,441	326,396	263,605

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during Year	.17%	0.22	0.19	0.15	0.25

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.26%	1.11	1.05	1.07	1.10

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

IV.	Summary of Loan Loss Experience, Continued:

The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses.

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$828	35.0%	$651	38.5%
Real estate construction	302	5.6	236	5.1
Real estate mortgage	4,723	48.5	3,892	46.1
Installment	1,090	10.9	710	10.3

	$6,943	100.0%	$5,489	100.0%

	December 31, 2000		December 31, 1999

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$480	36.4%	$463	33.8%
Real estate construction	535	7.3	232	7.6
Real estate mortgage	2,981	45.2	2,171	45.9
Installment	529	11.1	981	12.7

	$4,525	100.0%	$3,847	100.0%

	December 31, 1998

		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans

Commercial, financial and agricultural	$396	33.7%
Real estate construction	184	7.3
Real estate mortgage	1,785	44.1
Installment	879	14.9

	$3,244	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

V.	Deposits:

The average amounts and average interest rates for deposits for 2002, 2001 and 2000 are detailed in the following schedule:

	2002		2001		2000

	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate

Non-interest bearing deposits	$59,471	—%	53,764	—%	49,300	—%
Negotiable order of withdrawal accounts	44,828	.84%	36,454	1.41%	30,884	1.87%
Money market demand accounts	144,484	2.03%	110,253	3.18%	94,759	3.75%
Individual retirement accounts	30,342	4.63%	26,697	5.93%	22,067	5.97%
Other savings	36,905	2.58%	28,640	3.85%	24,881	4.72%
Certificates of deposit $100,000 and over	125,224	3.85%	119,677	5.77%	90,057	6.09%
Certificates of deposit under $100,000	189,966	3.89%	195,017	5.90%	167,885	6.05%

	$631,220	2.83%	570,502	4.40%	479,833	4.64%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2002:

	In Thousands

	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$42,256	1,016	43,272
Three to six months	29,491	2,418	31,909
Six to twelve months	24,731	2,400	27,131
More than twelve months	39,742	3,497	43,239

	$136,220	9,331	145,551

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2002, 2001 and 2000:

	2002	2001	2000

Return on assets (1) (Net income divided by average total assets)	1.33%	1.14%	1.14%
Return on equity (Net income divided by average equity)	16.98%	15.70%	16.39%
Dividend payout ratio (Dividends declared per share divided by net income per share)	28.19%	29.14%	28.27%
Equity to asset ratio (Average equity divided by average total assets)	7.13%	6.66%	6.45%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding the net unrealized gain on available-for-sale securities and including minority interest)	7.57%	7.42%	7.32%

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

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2002 excluding the net unrealized gain on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands

Tier I capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities	$54,201
Add: Minority interest (limited to 25% of Tier I Capital)	5,769

Total Tier I capital	59,970
Total capital:
Allowable allowance for possible loan losses (limited to 1.25% of risk-weighted assets)	6,433

Total capital	$66,403

Risk-weighted assets	$514,623

Risk-based capital ratios:
Tier I capital ratio	11.65%

Total risk-based capital ratio	12.90%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2002

VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2002, the Company and its subsidiary banks were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2002:

	Repricing Within

(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$550,601	64,030	29,375	47,396	81,034	328,766
Securities	118,342	3,968	360	652	1,546	111,816
Loans held for sale	10,859	10,859	—	—	—	—
Federal funds sold	27,366	27,366	—	—	—	—

Total earning assets	707,168	106,223	29,735	48,048	82,580	440,582

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	55,310	55,310	—	—	—	—
Money market demand accounts	158,044	158,044	—	—	—	—
Individual retirement accounts	31,749	416	4,772	7,253	7,350	11,958
Other savings	39,110	39,110	—	—	—	—
Certificates of deposit, $100,000 and over	136,220	4,257	37,899	28,991	25,331	39,742
Certificates of deposit, under $100,000	193,377	2,719	35,173	38,435	54,091	62,959
Securities sold under repurchase agreements	7,868	7,868	—	—	—	—
Advances from Federal Home Loan Bank	997	—	—	—	—	997

	622,675	267,724	77,844	74,679	86,772	115,656

Interest-sensitivity gap	$84,493	(161,501)	(48,109)	(26,631)	(4,192)	324,926

Cumulative gap		(161,501)	(209,610)	(236,241)	(240,433)	84,493

Interest-sensitivity gap as % of total assets		(21.45)	(6.39)	(3.54)	(.56)	43.16

Cumulative gap as % of total assets		(21.45)	(27.84)	(31.38)	(31.94)	11.22

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 2. Description of Property

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has nine branch locations located at the following locations: 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; and 4736 Andrew Jackson Parkway in Hermitage, Tennessee.

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

DCB has a Bank facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a Bank facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. DCB owns both facilities. This serves as the main office for DCB. CBSC operates out of a building it owns at 1300 Main Street North, Carthage, Tennessee. CBSC’s facility contains approximately 8,000 square feet of space.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Information required by this item is contained under the heading “Wilson Bank Holding Company Common Stock Market Information” on page 66 of the Company’s 2002 Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 11 of the Company’s 2002 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 12 through 23 of the Company’s 2002 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 12 through 23 of the Company’s 2002 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 25 through 63 and on page 25, respectively, of the Company’s 2002 Annual Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials filed in connection with the Company’s 2003 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (50) - Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Becky Taylor (58) - Ms. Taylor is the Senior Vice President and Cashier of the Bank. She has served as Vice President and Cashier of the Bank since May 1987. She has held her positions with the Bank since it commenced operations. From 1963 to 1987, Ms. Taylor was employed by Lebanon Bank, Lebanon, Tennessee, where her duties included Data Processing Coordinator, Auditor, Security Officer and Compliance Officer. Ms. Taylor held the title of Vice President and Cashier of Lebanon Bank.

Elmer Richerson (50) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as the President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was appointed to serve on the Board of Directors of the Company as well.

Larry Squires (51) - Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank’s investment and brokerage center.

Gary Whitaker (45) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (38) - Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.

John Goodman (36) - Mr. Goodman joined the bank in November of 2002 as Senior Vice President. From 1998 to 2002 he was First Vice President of Commercial Lending for NBC Bank, Nashville, TN. His primary duties include the development of commercial lending and the supervision of the branch offices in the western portion of Wilson County and the eastern portion of Davidson County.

John McDearman (33) - Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. Currently he serves as Senior Vice President of the Bank, a position he has held since November of 2002. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for

Nations Bank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio.

Christy Norton (36) - Mrs. Norton joined the Bank in February of 1989. Prior to that time she was employed by First Tennessee Bank, Lebanon, TN. She has held several positions for the Bank in Retail and Branch Administration and is currently a Senior Vice President, a position she has held since November of 2002. Her primary duties include the administration of branch operations and supervision of the Bank’s training and sales departments.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials filed in connection with the 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2003 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2002:

			Number of Shares Remaining
			Available for Future Issuance
	Number of Shares to be		Under Equity Compensation
	Issued upon Exercise of	Weighted Average Exercise Price of	Plans (Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in First Column)

Equity compensation plans	46,817	$31.59	53,183
approved by shareholders
Equity compensation plans not	N/A	N/A	N/A
approved by shareholders

Total	46,817	$31.59	53,183

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that it completed its evaluation.

Item 15. Exhibits and Reports on Form 8-K

(a)(1)	Financial Statements. See Item 8.

(a)(2)	Financial Statement Schedules. Inapplicable.

(a)(3)	Exhibits. See Index to Exhibits.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY

By: /s/ J. Randall Clemons
J. Randall Clemons President and Chief Executive Officer

Date: March 26, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ Elmer Richerson Elmer Richerson	Executive Vice President & Director	March 26, 2003

/s/ Charles Bell Charles Bell	Director	March 26, 2003

/s/ Jack W. Bell Jack W. Bell	Director	March 26, 2003

/s/ Mackey Bentley Mackey Bentley	Director	March 26, 2003

/s/ James F. Comer James F. Comer	Director	March 26, 2003

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 26, 2003

/s/ John B. Freeman John B. Freeman	Director	March 26, 2003

Signature	Title	Date

/s/ Marshall Griffith Marshall Griffith	Director	March 26, 2003

/s/ Harold R. Patton Harold R. Patton	Director	March 26, 2003

/s/ James Anthony Patton James Anthony Patton	Director	March 26, 2003

/s/ John R. Trice John R. Trice	Director	March 26, 2003

/s/ Robert T. VanHooser, Jr. Robert T. VanHooser, Jr.	Director	March 26, 2003

CERTIFICATIONS

I, J. Randall Clemons, certify that:

1.	I have reviewed this annual report on Form 10-K of Wilson Bank Holding Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ J. Randall Clemons

Name: J. Randall Clemons
President and Chief Executive Officer

I, Lisa Pominski, certify that:

1.	I have reviewed this annual report on Form 10-K of Wilson Bank Holding Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ Lisa Pominski

Name: Lisa Pominski
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Charter of Wilson Bank Holding Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of Wilson Bank Holding Company (previously filed as Exhibit 3(a) to the Company’s Registration Statement on Form S-4 dated March 18, 1992 (Registration No. 33-46469) and incorporated herein by reference).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442 and incorporated herein by reference).

10.2	Executive Salary Continuation Agreement by and between the Company and J. Randall Clemons dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.3	Executive Salary Continuation Agreement by and between the Company and Elmer Richerson dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.4	Executive Salary Continuation Agreement by and between the Company and Gary D. Whitaker dated as of March 1, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.5	Executive Salary Continuation Agreement by and between the Company and Larry Squires dated September 16, 1996 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.6	Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2002 incorporated by reference into items 5, 6, 7 and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management compensatory plan or contract