Form 10-Q
period 2003-03-31
WILSON BANK HOLDING CO
filed 2003-05-15
CIK 885275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

MARK ONE

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                             YES [X]     NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES [ ]     NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock outstanding: 2,133,305 shares at May 14, 2003

PART 1:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:

                  Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.

                  Consolidated Statements of Earnings - For the three months ended March 31, 2003 and 2002.

                  Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2003 and 2002.

                  Consolidated Statements of Cash Flows - For the three months ended March 31, 2003 and 2002.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Item 4.  Controls and Procedures

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                           WILSON BANK HOLDING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                   (UNAUDITED)

                                                                                                  March 31,      December 31,
                                                                                                    2003             2002
                                                                                                  ---------      ------------
                                                                                                        (In Thousands)
                                        Assets
Loans                                                                                             $562,156         550,601
   Less: Allowance for loan losses                                                                  (7,390)         (6,943)
                                                                                                  --------         -------
                Net loans                                                                          554,766         543,658

Securities:
   Held to maturity, at cost (market value - $14,435,000 and $14,838,000,
     respectively)                                                                                  13,662          14,213
   Available-for-sale, at market (amortized cost - $104,621,000 and $100,230,000,
     respectively)                                                                                 105,893         101,669
                                                                                                  --------         -------
                Total securities                                                                   119,555         115,882

Loans held for sale                                                                                  5,669          10,859
Other interest bearing assets                                                                        2,487           2,460
Federal funds sold                                                                                  52,728          27,366
                                                                                                  --------         -------
                Total earning assets                                                               735,205         700,225

Cash and due from banks                                                                             19,988          27,797
Bank premises and equipment, net                                                                    15,233          15,409
Accrued interest receivable                                                                          4,611           4,625
Deferred income tax asset                                                                            1,650           1,582
Other real estate                                                                                    1,099
                                                                                                                       818
Other assets                                                                                         2,235           2,330
                                                                                                  --------         -------

                Total assets                                                                      $780,021         752,786
                                                                                                  ========         =======

                         Liabilities and Stockholders' Equity
Deposits                                                                                          $702,794         679,408
Securities sold under repurchase agreements                                                          8,292           7,868
Federal Home Loan Bank advances                                                                        823             997
Accrued interest and other liabilities                                                               4,969           3,713
                                                                                                  --------         -------
                         Total liabilities                                                         716,878         691,986
                                                                                                  --------         -------

Minority interest                                                                                    5,957           5,769
                                                                                                  --------         -------

Stockholders' equity:
   Common stock, $2.00 par value; authorized 5,000,000 shares, issued
     2,133,305 and 2,108,019 shares, respectively                                                    4,267           4,216
   Additional paid-in capital                                                                       15,018          13,931
   Retained earnings                                                                                37,149          36,054
   Accumulated other comprehensive earnings:
     Net unrealized gains on available-for-sale securities, net of income
       taxes of $466,000 and $514,000, respectively                                                    752             830
                                                                                                  --------         -------
                Total stockholders' equity                                                          57,186          55,031
                                                                                                  --------         -------

                Total liabilities and stockholders' equity                                        $780,021         752,786
                                                                                                  ========         =======

    See accompanying notes to consolidated financial statements (unaudited).

                         WILSON BANK HOLDING COMPANY
                     CONSOLIDATED STATEMENTS OF EARNINGS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (UNAUDITED)

                                                                                           2003              2002
                                                                                        ----------        ---------
                                                                                           (Dollars In Thousands
                                                                                          Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                                           $   10,113           10,176
   Interest and dividends on securities:
      Taxable securities                                                                     1,016            1,099
      Exempt from Federal income taxes                                                         167              173
   Interest on loans held for sale                                                             111               44
   Interest on Federal funds sold                                                              139              194
                                                                                        ----------        ---------
            Total interest income                                                           11,546           11,686
                                                                                        ----------        ---------

Interest expense:
   Interest on negotiable order of withdrawal accounts                                          69               90
   Interest on money market and savings accounts                                               717              931
   Interest on certificates of deposit                                                       3,042            3,649
   Interest on securities sold under repurchase agreements                                      35               50
   Interest on Federal Home Loan Bank advances                                                  19               24
   Interest on Federal funds purchased                                                          --                1
                                                                                        ----------        ---------
            Total interest expense                                                           3,882            4,745
                                                                                        ----------        ---------

Net interest income before provision for possible loan losses                                7,664            6,941
Provision for possible loan losses                                                             581              533
                                                                                        ----------        ---------
Net interest income after provision for possible loan losses                                 7,083            6,408
                                                                                        ----------        ---------

Non-interest income:
   Service charges on deposit accounts                                                         998              916
   Other fees and commissions                                                                  317              392
   Gain on sale of loans                                                                       706              268
   Gain on sale of other real estate                                                            --                3
                                                                                        ----------        ---------
                                                                                             2,021            1,579
                                                                                        ----------        ---------

Non-interest expense:
   Salaries and employee benefits                                                            2,838            2,579
   Occupancy expenses, net                                                                     325              323
   Furniture and equipment expense                                                             202              305
   Data processing expense                                                                      90              105
   Directors' Fees                                                                             180              173
   Other operating expenses                                                                  1,301              940
   Loss on sale of  other assets                                                                10               --
   Loss on sale of other real estate                                                            45               --
   Minority interest in net earnings of subsidiaries                                           232              216
                                                                                        ----------        ---------
                                                                                             5,223            4,641
                                                                                        ----------        ---------

Earnings before income taxes                                                                 3,881            3,346
Income taxes                                                                                 1,521            1,299
                                                                                        ----------        ---------
Net earnings                                                                            $    2,360            2,047
                                                                                        ==========        =========

Weighted average number of shares outstanding                                            2,124,595        2,071,071
                                                                                        ==========        =========

Basic earnings per common share                                                         $     1.11             0.99
                                                                                        ==========        =========

Diluted earnings per common share                                                       $     1.11             0.99
                                                                                        ==========        =========

Dividends per share                                                                     $     0.60             0.55
                                                                                        ==========        =========

    See accompanying notes to consolidated financial statements (unaudited).

                         WILSON BANK HOLDING COMPANY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                 (UNAUDITED)

                                                                                 2003          2002
                                                                                ------         -----
                                                                                   (In Thousands)
Net earnings                                                                    $2,360         2,047
                                                                                ------         -----
Other comprehensive losses, net of tax:
   Unrealized losses on available-for-sale securities
     arising during period, net of tax benefits of $48,000 and
     $99,000 respectively                                                          (78)         (162)
                                                                                ------         -----
                Other comprehensive losses                                         (78)         (162)
                                                                                ------         -----

                Comprehensive earnings                                          $2,282         1,885
                                                                                ======         =====

    See accompanying notes to consolidated financial statements (unaudited).

                         WILSON BANK HOLDING COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (UNAUDITED)

                                                                                  2003             2002
                                                                                --------         --------
                                                                                     (In Thousands)
Cash flows from operating activities:
   Interest received                                                            $ 11,522           11,448
   Fees and commissions received                                                   1,315            1,307
   Proceeds from sale of loans                                                    34,580           13,100
   Origination of loans held for sale                                            (28,684)         (11,134)
   Interest paid                                                                  (3,854)          (5,144)
   Cash paid to suppliers and employees                                           (4,181)          (3,585)
   Income taxes paid                                                                (645)            (420)
                                                                                --------         --------
            Net cash provided by operating activities                             10,053            5,572
                                                                                --------         --------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                     (39,143)         (13,722)
   Proceeds from maturities of available-for sale securities                      34,761           11,861
   Proceeds from sale of other real estate                                            58               83
   Purchase of held-to-maturity securities                                          (305)            (212)
   Proceeds from maturities of held-to-maturity securities                           858              934
   Loans made to customers, net of repayments                                    (12,073)         (12,227)
   Purchase of premises and equipment                                               (148)            (235)
                                                                                --------         --------
            Net cash used in investing activities                                (15,992)         (13,518)
                                                                                --------         --------

Cash flows from financing activities:
   Increase in non-interest bearing, savings
      and NOW deposit accounts                                                    19,251           24,143
   Net increase in time deposits                                                   4,135            7,201
   Increase in securities sold under repurchase agreements                           424            1,796
   Decrease in Federal Home Loan Bank advances                                      (174)            (235)
   Dividends paid                                                                 (1,265)          (1,129)
   Dividends paid to minority shareholders                                          (184)            (162)
   Proceeds from sale of stock to minority shareholders                              167              145
   Proceeds from sale of common stock                                              1,138            1,023
                                                                                --------         --------
            Net cash provided by financing activities                             23,492           32,782
                                                                                --------         --------

Net increase in cash and cash equivalents                                         17,553           24,836

Cash and cash equivalents at beginning of period                                  55,163           51,660
                                                                                --------         --------

Cash and cash equivalents at end of period                                      $ 72,716         $ 74,496
                                                                                ========         ========

See accompanying notes to consolidated financial statements (unaudited).

                         WILSON BANK HOLDING COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (UNAUDITED)

                                                                                  2003           2002
                                                                                -------         -----
                                                                                    (In Thousands)
Reconciliation of net earnings to net cash provided by
   operating activities:
      Net earnings                                                              $ 2,360         2,047
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization                                           313           277
            Provision for loan losses                                               581           533
            Minority interests in net earnings of commercial bank
               Subsidiaries                                                         232           216
            Loss (gain) on sale of other real estate                                 45            (3)
            Decrease in loans held for sale                                       5,190         1,699
            Increase in deferred tax assets                                          (6)           (4)
            Increase in taxes payable                                               882           883
            FHLB dividend reinvestment                                              (27)          (27)
            Decrease (increase) in other assets, net                                 95          (101)
            Increase in other liabilities                                           346           657
            Decrease (increase) in interest receivable                               14          (206)
            Increase (decrease) in interest payable                                  28          (399)
                                                                                -------         -----
               Total adjustments                                                  7,693         3,525
                                                                                -------         -----

               Net cash provided by operating activities                        $10,053         5,572
                                                                                =======         =====

Supplemental schedule of non-cash activities:

   Unrealized loss in values of securities available-for-
      sale, net of income tax  benefit of $48,000 and
      $99,000 for the quarters ended March 31,
      2003 and 2002, respectively                                               $   (78)         (162)
                                                                                =======         =====

   Non-cash transfers from loans to other real estate                           $   384           500
                                                                                =======         =====

See accompanying notes to consolidated financial statements (unaudited).

                           WILSON BANK HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (Company), its wholly-owned subsidiary, Wilson Bank and Trust, DeKalb Community Bank, a 50% owned subsidiary, and Community Bank of Smith County, a 50% owned subsidiary.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, comprehensive earnings for the three months ended March 31, 2003 and 2002 and changes in cash flows for the three months ended March 31, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                 2003           2002
                                                                                ------         ------
                                                                                   (In Thousands)
Balance, January 1, 2003 and 2002, respectively                                 $6,943         $5,489

Add (deduct):
   Losses charged to allowance                                                    (191)          (166)
   Recoveries credited to allowance                                                 57             74
   Provision for loan losses                                                       581            533
                                                                                ------         ------
Balance, March 31, 2003 and 2002, respectively                                  $7,390         $5,930
                                                                                ======         ======

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

CRITICAL ACCOUNTING POLICIES

         The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (ALL) and the recognition of our deferred income tax assets, we have made judgments and estimates which have significantly impacted our financial position and results of operations.

ALLOWANCE FOR LOAN LOSSES

         Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily available. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

RESULTS OF OPERATIONS

         Net earnings increased 15.3% to $ 2,360,000 for the three months ended March 31, 2003 from $2,047,000 in the first quarter of 2002. The increase in net earnings was primarily due to a 10.4% increase in net interest income which was partially offset by a 12.5% increase in non-interest expenses. Non-interest expense included a $ 16,000 increase in minority interest in net earnings of subsidiaries.

NET INTEREST INCOME

         Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company's earnings. The Company's interest income, excluding tax equivalent adjustments, decreased $140,000 or 1.2% during the three months ended March 31, 2003 as compared to the first quarter 2002. The decrease in 2003 was primarily attributable to the interest rate environment. The ratio of average earning assets to total average assets was 95.7% and 94.7% for the quarters ended March 31, 2003 and March 31, 2002, respectively.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense decreased $863,000 for the three months ended March 31, 2003 compared to a decrease of $2,181,000 for the same period in 2002. The decrease for the quarter ended March 31, 2003 was due primarily to a decrease in the rates paid on deposits.

         The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $ 723,000 or 10.4% for the first three months of 2003 as compared to the first quarter 2002.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for loan losses was $ 581,000 and $ 533,000, respectively, for the first three months of 2003 and 2002. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $7,390,000, an increase of 6.4% from $6,943,000 at December 31, 2002. The allowance for possible loan losses was 1.3% of total loans outstanding at March 31, 2003 and December 31, 2002, respectively.

         The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2003 to be adequate.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

              The components of the Company's non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the three months ended March 31, 2003 increased 28.0% to $2,021,000 from $1,579,000 for the same period in 2002. This increase was due to an increase of $438,000 or 163.4% in gain on sale of loans from $268,000 during the first quarter of 2002 to $706,000 for the same period in 2003. Service charges on deposit accounts increased $82,000 or 9.0% to $998,000, and other fees and commissions decreased $75,000 or 19.1% to $317,000 compared to $392,000 for the same quarter in 2002.

NON-INTEREST EXPENSES

              Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors' fees, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $582,000 or 12.5% during the first three months of 2003 compared to the same period in 2002. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company's operations. The number of employees increased from 230 at March 31, 2002 to 238 at March 31, 2003. Increases in occupancy expenses were also due to the Company's growth. Other operating expenses for the three months ended March 31, 2003 increased to $1,301,000 from $940,000 for the three months ended March 31, 2002. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

INCOME TAXES

              The Company's income tax expense was $1,521,000 for the three months ended March 31, 2003, an increase of $222,000 over the comparable period in 2002. The percentage of income tax expense to net income before taxes was 39.2% and 38.8% for the periods ended March 31, 2003 and 2002, respectively. The increase in the percentage is due to a decrease in the percentage of tax exempt interest to taxable income. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

EARNINGS PER SHARE

              The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

EARNINGS PER SHARE, CONTINUED

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2003 and 2002:

     (In Thousands, except share amounts)                                          2003             2002
                                                                                ----------        ---------
Basic EPS Computation:
   Numerator - Earnings available to common stockholders                        $    2,360        $   2,047
                                                                                ----------        ---------

   Denominator - Weighted average number of common
     shares outstanding                                                          2,124,595        2,071,071
                                                                                ----------        ---------

   Basic earnings per common share                                              $     1.11        $     .99
                                                                                ==========        =========

Diluted EPS Computation:
   Numerator - Earnings available to common stockholders                        $    2,360        $   2,047
                                                                                ----------        ---------

   Denominator:
     Weighted average number of common shares
       Outstanding                                                               2,124,595        2,071,071
     Dilutive effect of stock options                                                4,525            1,974
                                                                                ----------        ---------
                                                                                 2,129,120        2,073,045
                                                                                ----------        ---------

Diluted earnings per common share                                               $     1.11        $     .99
                                                                                ==========        =========

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

         The Company's total assets increased 3.6% to $ 780,021,000 during the three months ended March 31, 2003 from $ 752,786,000 at December 31, 2002. Loans, net of allowance for possible loan losses, totaled $554,766,000 at March 31, 2003, a 2.0% increase compared to $543,658,000 at December 31, 2002. This increase was primarily due to the Company's ability to increase its market share of loans while maintaining its loan underwriting standards. Securities increased $3,673,000 or 3.2% to $119,555,000 at March 31, 2003. Federal funds sold increased $25,362,000 to $52,728,000 at March 31, 2003 from $27,366,000 at
December 31, 2002.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

BALANCE SHEET SUMMARY, CONTINUED

         Total liabilities increased by 3.6% to $716,878,000 for the three months ended March 31, 2003 compared to $691,986,000 at December 31, 2002. This increase was composed primarily of a $23,386,000 increase in total deposits from $679,408,000 at December 31, 2002 to $702,794,000 at March 31, 2003. Securities
sold under repurchase agreements increased $424,000 during the quarter ended March 31, 2003 and Federal Home Loan Bank advances decreased $ 174,000 during the quarter ended March 31, 2003.

         The following schedule details the loans of the Company at March 31, 2003 and December 31, 2002:

                                                            (In Thousands)
                                                      ---------------------------
                                                      March 31,       December 31,
                                                        2003             2002
                                                      ---------       -----------
Commercial, financial & agricultural                  $ 89,503         $192,945
Real estate - construction                              48,891           30,794
Real estate - mortgage                                 346,169          267,145
Installment                                             78,237           59,721
                                                      --------         --------
                                                       562,800          550,605
Unearned interest                                         (644)              (4)
                                                      --------         --------
                                                      $562,156         $550,601
                                                      ========         ========

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

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The Company's first mortgage single family residential, consumer and credit card loans which total approximately $289,561,000, $72,063,000 and $2,014,000, respectively at March 31, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2003, the Company had nonaccrual loans totaling $488,000 as compared to $483,000 at December 31, 2002.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              Impaired loans and related allowance for loan loss amounts at March 31, 2003 and December 31, 2002 were as follows:

                                                    March 31, 2003          December 31, 2002
                                               -----------------------   -----------------------
                                                            Allowance                Allowance
                                                Recorded        for      Recorded        For
          (In Thousands)                       Investment    Loan Loss   Investment    Loan Loss
                                               ----------    ---------   ----------    ---------
Impaired loans with allowance for
  loan loss                                       $485          121          483          108

Impaired loans with no allowance for
  loan loss                                         --           --           --           --
                                                  ----          ---          ---          ---
                                                  $485          121          483          108
                                                  ====          ===          ===          ===

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the three months ended March 31, 2003 was $485,000. The amount of interest income recognized on these loans was insignificant.

         The following schedule details selected information as to non-performing loans of the Company:

                                                     March 31, 2003           December 31, 2002
                                                -----------------------    ----------------------
                                                Past Due                               Past Due
                                                 90 Days    Non-Accrual    90 Days    Non-Accrual
                                                --------    -----------    -------    -----------
                                                    (In Thousands)            (In Thousands)
Real estate loans                                 $290          342          318          327
Installment loans                                  432          146          407          156

Commercial                                           5           --           22
                                                  ----          ---          ---          ---
                                                                                          ---
                                                  $727          488          747          483
                                                  ====          ===          ===          ===

Renegotiated loans                                $ --           --           --           --
                                                  ====          ===          ===          ===

         Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2003 totaled $ 1,215,000 as compared to $ 1,230,000 at December 31, 2002. The decrease in non- performing loans during the three months ended March 31, 2003 of $ 15,000 is due primarily to a decrease in non-performing real estate loans. No material losses on these loans are anticipated by management.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The following table presents total internally graded loans as of March 31, 2003 and December 31, 2002:

                                              March 31, 2003
                                              --------------
                                              (In Thousands)  Special
                                                   Total      Mention     Substandard  Doubtful
                                              --------------  -------     -----------  --------
Commercial, financial and
   agricultural                                   $  667          156          501        10

Real estate mortgage                               4,151        1,073        3,078        --

Real estate construction                              --           --           --        --

Consumer                                             959          164          726        69
                                                  ------        -----        -----        --
                                                  $5,777        1,393        4,305        79
                                                  ======        =====        =====        ==

                                            December 31, 2002
                                            -----------------
                                              (In Thousands)     Special
                                                   Total         Mention      Substandard     Doubtful
                                            -----------------    -------      -----------     --------
Commercial, financial and
   agricultural                                   $  447            100            345            2
Real estate mortgage                               2,911            777          2,047           87
Real estate construction                              --             --             --           --
Consumer                                             680            141            512           27
                                                  ------          -----          -----          ---
                                                  $4,038          1,018          2,904          116
                                                  ======          =====          =====          ===

         At March 31, 2003, loans totaling $5,777,000 (including the above past due and non-accrual loans) were included in the Company's internal classified loan list. Of these loans $ 4,151,000 are real estate and $ 1,626,000 are personal and other loans. The collateral values securing these loans total approximately $ 6,662,000, ($4,878,000 related to real property and $1,784,000 related to personal loans). Internally classified loans increased $ 1,740,000 or 43.1% from $4,037,000 at December 31, 2002. Internally classified real estate loans increased $1,241,000 and personal and other loans increased $499,000 from December 31, 2002 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         The increase in the internally graded loans is concentrated in several loans that were downgraded during the quarter ended March 31, 2003. The loans were downgraded due to bankruptcies, foreclosures and repossessions.

         Residential real estate loans that are internally graded totaling $4,151,000 and $2,910,000 at March 31, 2003 and December 31, 2002 consist of 43 and 50 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses

                                                       March 31, 2003                  December 31, 2002
                                                -----------------------------    -----------------------------
                                                                Percent of                       Percent of
                                                                 Loans In                         Loans In
                                                   In          Each Category        In          Each Category
                                                Thousands      To Total Loans    Thousands      To Total Loans
                                                ---------      --------------    ---------      --------------
Commercial, financial and
  agricultural                                    $  622            15.9%          $  828            35.0%
Real estate construction                             289             8.7              302             5.6
Real estate mortgage                               5,197            61.5            4,723            48.5
Installment                                        1,822            13.9            1,090            10.9
                                                  ------           -----           ------           -----
                                                  $7,930             100%          $6,943             100%
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

         Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2003, the Company's liquid assets totaled $101,363,000.

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

         The Company's securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.4 million mature or will be subject to rate adjustments within the next twelve months.

         A secondary source of liquidity is the Company's loan portfolio. At March 31, 2003 loans totaling approximately $234.3 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

         At March 31, 2003 we had unfunded loan commitments outstanding of $79.2 million and outstanding standby letters of credit of $3.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company's bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company's bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company's bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

         As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $104.0 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

CAPITAL POSITION AND DIVIDENDS

              Capital. At March 31, 2003, total stockholders' equity was $57,186,000 or 7.3% of total assets, which compares with $55,031,000 or 7.3% of total assets at December 31, 2002. The dollar increase in stockholders' equity during the three months ended March 31, 2003 results from the Company's net income of $2,360,000, the net effect of a $78,000 unrealized loss on investment securities net of applicable income taxes and cash dividends declared of $1,265,000 of which $1,138,000 was reinvested under the Company's dividend reinvestment plan.

              In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of March 31, 2003, the bank has granted key employees options to purchase a total of 52,067 shares of common stock. At March 31, 2003, 17,028 were exercisable.

              SFAS No. 123, "Accounting for Stock Based Compensation" as amended by SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure", sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net earnings and basic earnings per common share and diluted earnings per common share for the quarters ended March 31, 2003 and 2002, respectively, would have been reduced to the proforma amounts indicated below:

                           WILSON BANK HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL POSITION AND DIVIDENDS (CONTINUED)

              (In Thousands)                               2003          2002
                                                          ------        ------
Net Earnings:
     As Reported                                          $2,360        $2,047
     Proforma                                             $2,337        $2,041

Basic Earnings per common share:
           As Reported                                    $ 1.11        $  .99
           Proforma                                       $ 1.10        $  .98

Diluted Earnings per common share:
          As Reported                                     $ 1.11        $  .99
          Proforma                                        $ 1.10        $  .98

         The Company's principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2003 the Company's total risk-based capital ratio was 11.9% and its Tier I risk-based capital ratio was 10.6%. At December 31, 2002, the Company's total risk-based capital ratio was 12.9% and its Tier I risk-based capital ratio was 11.7%. At March 31, 2003 and December 31, 2002, the Company had a leverage ratio of 6.9% and 7.5% respectively. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%.

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

         There have been no material changes in reported market risks during the three months ended March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designated to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WILSON BANK HOLDING COMPANY
                                -----------------------------------------------
                                                 (Registrant)


DATE: May 15, 2003              /s/ Randall Clemons
------------------              -----------------------------------------------
                                Randall Clemons
                                President and Chief Executive Officer


DATE: May 15, 2003              /s/ Lisa Pominski
------------------              -----------------------------------------------
                                Lisa Pominski
                                Senior Vice President & Chief Financial Officer

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

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


                                        /s/ Randall Clemons
                                        ------------------------------------
                                        Randall Clemons, President and Chief
                                        Executive Officer

Date:    May 15, 2003

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

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


                                /s/ Lisa T. Pominski
                                -------------------------------------------
                                Lisa T. Pominski, Senior Vice President and
                                Chief Financial Officer

Date: May 15, 2003