Form 10-Q
period 2003-06-30
WILSON BANK HOLDING CO
filed 2003-08-14
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

YES [X]     NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES [  ]     NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 2,159,453 shares at August 13, 2003

Page

Part 1: FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets — June 30, 2003 and December 31, 2002	3
Consolidated Statements of Earnings — For the three months and six months ended June 30, 2003 and 2002	4
Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2003 and 2002	5
Consolidated Statements of Cash Flows — For the six months ended June 30, 2003 and 2002	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation	23
Item 4. Controls and Procedures	23
Part II: OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 2. Changes in Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	25
Item 6. Exhibits and Reports on Form 8-K	25
Signatures	26

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

(Unaudited)

	June 30,	December 31,
	2003	2002

	(In Thousands)
Assets
Loans	$565,114	550,601
Less: Allowance for loan losses	(7,660)	(6,943)

Net loans	557,454	543,658
Securities:
Held to maturity, at cost (market value $14,144,000 and $14,838,000 respectively)	13,160	14,213
Available-for-sale, at market (amortized cost $87,387,000 and $100,230,000, respectively)	88,721	101,669

Total securities	101,881	115,882
Loans held for sale	7,338	10,859
Other interest bearing assets	2,510	2,460
Federal funds sold	72,789	27,366

Total earning assets	741,972	700,225
Cash and due from banks	21,294	27,797
Bank premises and equipment, net	16,083	15,409
Accrued interest receivable	4,024	4,625
Other real estate	462	818
Deferred income tax asset	1,630	1,582
Other assets	2,328	2,330

Total assets	$787,793	752,786

Liabilities and Stockholders’ Equity
Deposits	$707,380	679,408
Securities sold under repurchase agreements	10,010	7,868
Federal Home Loan Bank Advances	801	997
Accrued interest and other liabilities	3,770	3,713

Total liabilities	721,961	691,986

Minority Interest	6,204	5,769

Stockholders’ equity:
Common stock, $2.00 par value; authorized 5,000,000 shares, issued 2,133,455 at June 30, 2003 and 2,108,019 shares at December 31, 2002, respectively	4,267	4,216
Additional paid-in capital	15,023	13,931
Retained earnings	39,549	36,054
Net unrealized gains on available-for-sale securities, net of income tax expense of $490,000 and $514,000 respectively	789	830

Total stockholders’ equity	59,628	55,031

Total liabilities and stockholders’ equity	$787,793	752,786

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)

Interest income:
Interest and fees on loans	$10,012	10,235	$20,125	20,411
Interest and dividends on securities:
Taxable securities	917	1,269	1,933	2,368
Exempt from Federal income taxes	147	184	314	357
Interest on loans held for sale	94	27	205	71
Interest on Federal funds sold	138	133	277	327

Total interest income	11,308	11,848	22,854	23,534

Interest expense:
Interest on negotiable order of withdrawal accounts	69	97	138	187
Interest on money market and savings accounts	761	1,016	1,478	1,947
Interest on certificates of deposit	2,933	3,365	5,975	7,014
Interest on securities sold under repurchase agreements	43	55	78	105
Interest on Federal Home Loan Bank advances	13	20	32	44
Interest on Fed funds purchased	1	4	1	5

Total interest expense	3,820	4,557	7,702	9,302

Net interest income before provision for possible loan losses	7,488	7,291	15,152	14,232
Provision for possible loan losses	471	512	1,052	1,045

Net interest income after provision for possible loan losses	7,017	6,779	14,100	13,187

Non-interest income:
Service charges on deposit accounts	1,117	1,077	2,115	1,993
Other fees and commissions	422	332	739	724
Gain on sale of loans	878	249	1,584	517
Gain on sale of other real estate	5	—	5	—

Total non-interest income	2,422	1,658	4,443	3,234

Non-interest expense:
Salaries and employee benefits	3,027	2,684	5,865	5,263
Occupancy expenses, net	354	278	679	601
Furniture and equipment expense	225	94	427	399
Data processing expense	210	82	300	187
Directors’ fees	155	236	335	324
Other operating expenses	1,146	1,285	2,447	2,310
Loss on sale of other real estate	7	46	52	43
Loss on sale of other assets	7	—	17	—
Minority interest in net earnings of subsidiaries	246	236	478	452

Total non-interest expense	5,377	4,941	10,600	9,579

Earnings before income taxes	4,062	3,496	7,943	6,842
Income taxes	1,662	1,367	3,183	2,666

Net earnings	$2,400	2,129	$4,760	4,176

Basic earnings per common share	$1.12	1.02	$2.23	2.01

Diluted earnings per common share	$1.12	1.02	$2.23	2.01

Dividends per share	$—	—	$.60	.55

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Net earnings	$2,400	2,129	$4,760	4,176

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax expense of $23,000, tax expense of $331,000, tax benefit of $25,000, and tax expense of $231,000, respectively	37	540	(41)	378

Other comprehensive earnings (losses)	37	540	(41)	378

Comprehensive earnings	$2,437	2,669	$4,719	4,554

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Cash flows from operating activities:
Interest received	$23,406	23,507
Fees and commissions received	2,854	2,717
Proceeds from sale of loans	79,307	24,567
Origination of loans held for sale	(74,202)	(21,254)
Interest paid	(7,868)	(10,010)
Cash paid to suppliers and employees	(8,462)	(8,912)
Income taxes paid	(3,963)	(2,752)

Net cash provided by operating activities	11,072	7,863

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	2,071	1,471
Proceeds from maturities of available-for-sale securities	86,624	33,425
Purchase of held-to-maturity securities	(1,010)	(1,076)
Purchase of available-for-sale securities	(73,790)	(43,145)
Loans made to customers, net of repayments	(15,442)	(34,646)
Purchase of premises and equipment	(1,287)	(394)
Proceeds from sale of other real estate	903	587
Increase in other interest bearing assets	—	(354)

Net cash used in investing activities	(1,931)	(44,132)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	91,227	(13,335)
Net increase (decrease) in time deposits	(63,255)	48,296
Increase in securities sold under repurchase agreements	2,142	2,511
Net decrease in advances from Federal Home Loan Bank	(196)	(260)
Dividends paid	(1,265)	(1,129)
Dividends paid to minority shareholders	(184)	(162)
Proceeds from sale of stock to minority shareholders	167	145
Proceeds from sale of common stock	1,138	1,023
Proceeds from exercise of stock options	5	—

Net cash provided by financing activities	29,779	37,089

Net increase in cash and cash equivalents	38,920	820

Cash and cash equivalents at beginning of period	55,163	51,660

Cash and cash equivalents at end of period	$94,083	55,480

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Reconciliation of net earnings to net cash provided by Operating activities:
Net earnings	$4,760	4,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	614	129
Provision for loan losses	1,052	1,045
Minority interests in net earnings of commercial bank Subsidiaries	478	452
FHLB dividend reinvestment	(50)	(48)
Loss on sale of other real estate	47	43
Decrease in loans held for sale	3,521	2,796
Increase in deferred tax assets	(8)	(7)
Decrease (increase) in other assets, net	2	(226)
Decrease (increase) in taxes payable	(772)	(79)
Decrease in interest receivable	601	(59)
Increase in other liabilities	993	231
Decrease in interest payable	(166)	(708)

Total adjustments	6,312	3,687

Net cash provided by operating activities	$11,072	7,863

Supplemental schedule of non-cash activities:
Unrealized gain in values of securities available-for-sale, net of income tax benefit of $25,000 and income tax expense of $213,000 for the six months ended June 30,2003 and 2002, respectively	$(41)	378

Non-cash transfers from loans to other real estate	$594	1,077

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, the results of operations for the three months and six months ended June 30, 2003 and 2002, comprehensive earnings for the three months and six months ended June 30, 2003 and 2002 and changes in cash flows for the six months ended June 30, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,

	2003	2002

	(In Thousands)
Balance, January 1, 2003 and 2002, respectively	$6,943	$5,489
Add (deduct):
Losses charged to allowance	(454)	(394)
Recoveries credited to allowance	119	134
Provision for loan losses	1,052	1,045

Balance, June 30, 2003 and 2002, respectively	$7,660	$6,274

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

     We establish the allocated amount separately for two different risk groups(1) unique loans(commercial loans, including those loans considered impaired); and (2) homogenous loans(generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

     The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

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

Results of Operations

     Net earnings increased 14.0 % to $ 4,760,000 for the six months ended June 30, 2003 from $4,176,000 in the first six months of 2002. Net earnings were $ 2,400,000 for the quarter ended June 30, 2003, an increase of $271,000 or 12.7% from $ 2,129,000 for the three months ended June 30, 2002 and an increase of $ 40,000 or 1.7% over the quarter ended March 31, 2003. The increase in net earnings during the six months ended June 30, 2003 was primarily due to a 6.5% increase in net interest income and an increase of $1,067,000 or 206.4% in gain on sale of loans.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $ 680,000 or 2.9% during the six months ended June 30, 2003 as compared to the same period in 2002. The decrease in total interest income was $ 540,000 or 4.5% for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Interest income decreased $238,000 or 2.1% over the first three months of 2003. The decrease in the first six months of 2003 was primarily attributable to the interest rate environment. The ratio of average earning assets to total average assets was 95.4% and 95.7% for the six months ended June 30, 2003 and June 30, 2002, respectively.

     Interest expense decreased $ 1,600,000 or 17.2% for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease was $ 737,000 or 16.2% for the three months ended June 30, 2003 as compared to the same period in 2002. Interest expense decreased $ 62,000 or 1.6% for the quarter ended June 30, 2003 over the first three months of 2003. The overall decrease in total interest expense for the first six months of 2003 was primarily attributable to a decrease in the rates paid on deposits.

     The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $ 920,000 or 6.5% for the first six months of 2003 as compared to the same period in 2002. The increase was $ 197,000 or 2.7% for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 and a decrease of $ 176,000 or 2.3% when compared to the first quarter of 2003.

Provision for Possible Loan Losses

     The provision for possible loan losses was $ 1,052,000 and $ 1,045,000 for the first six months of 2003 and 2002, respectively. The provision for loan losses during the three month periods ended June 30, 2003 and 2002 was $ 471,000 and $ 512,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $ 7,660,000, an increase of 10.3% from $ 6,943,000 at December 31, 2002. The allowance for possible loan losses as a percentage of total outstanding loans was 1.36% at June 30, 2003 and 1.26% at December 31, 2002, respectively.

     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at June 30, 2003 to be adequate.

Non-Interest Income

     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2003 increased 37.4% to $4,443,000 from $3,234,000 for the same period in 2002. The increase was $764,000 or 46.1% during the quarter ended June 30, 2003 compared to the second quarter in 2002 and there was an increase of $401,000 or 19.8% over the first three months of 2003. The increase for the first six months of 2003 was due primarily to an increase in service charges on deposit accounts and gain on sale of loans. Gain on sale of loans increased $1,067,000 or 206.4% during the six months ended June 30, 2003 compared to the same period in 2002. Gain on sale of loans increased $629,000 or 252.6% during the quarter ended June 30, 2003 compared to the same quarter in 2002. The gain on sale of loans increased significantly as a result of refinancing mortgages at lower interest rates. Service charges on deposit accounts totaled $2,115,000 and $1,993,000 during the six months ended June 30, 2003, respectively, an increase of $122,000 or 6.1% and $1,117,000 and $1,077,000 during the quarters ended June 30, 2003 and 2002, respectively, an increase of $40,000 or 3.7%.

     The Company’s non interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non interest income generally reflect the registrant’s growth, while fees for origination of mortgage loans will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.

Non-Interest Expenses

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $1,021,000 or 10.6% during the first six months of 2003 compared to the same period in 2002. The increases for the quarter ended June 30, 2003 was $436,000 or 8.8% as compared to the comparable quarter in 2002 and $154,000 or 2.9% as compared to the first three months of 2003. The increase in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased to 266 at June 30, 2003 an increase from 247 at June 30, 2002. Increases in occupancy and furniture and equipment expenses were also due to the Company’s growth. Other operating expenses for the six months ended June 30, 2003 increased to $2,447,000 from $2,310,000 for the comparable period in 2002. Other operating expenses decreased $139,000 or 10.8% during the quarter ended June 30, 2003 as compared to the same period in 2002. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

Income Taxes

     The Company’s income tax expense was $3,183,000 for the six months ended June 30, 2003, an increase of $517,000 over the comparable period in 2002. Income tax expense was $1,662,000 for the quarter ended June 30, 2003, and increase of $295,000 over the same period in 2002. The percentage of income tax expense to net income before taxes was 40.1% and 39.0% for the six months ended June 30, 2003 and 2002, respectively and 40.9% and 39.1% for the quarters ended June 30, 2003 and 2002. The percentage of income tax expense to net income before taxes was 39.2% for the first three months of

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

2003.     The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.4% and 1.5% for the six months ended June 30, 2003 and June 30, 2002, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)

Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$2,400	2,129	$4,760	4,176

Denominator – Weighted average number of common shares outstanding	2,133,386	2,079,994	2,129,015	2,075,557

Basic earnings per common share	$1.12	1.02	$2.23	2.01

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$2,400	2,129	$4,760	4,176

Denominator – Weighted average number of common shares outstanding	2,133,386	2,079,994	2,129,015	2,075,557
Dilutive effect of stock options	5,250	2,083	4,910	2,083

	2,138,636	2,082,077	2,133,925	2,077,640

Diluted earnings per common share	$1.12	1.02	$2.23	2.01

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition

Balance Sheet Summary

     The Company’s total assets increased 4.6% to $ 787,793,000 during the six months ended June 30, 2003 from $752,786,000 at December 31, 2002. Total assets increased $7,772,000 or 1.0% and $27,235,000 or 3.6% during the three-month periods ended June 30, 2003 and March 31, 2003, respectively. Loans, net of allowance for possible loan losses, totaled $557,454,000 at June 30, 2003, a 2.5% increase compared to $ 543,658,000 at December 31, 2002. Net loans increased $2,688,000 or .5% and $11,108,000 or 2.0% during the quarters ended June 30, 2003 and March 31, 2003, respectively. These increases were primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities decreased $14,001,000 or 12.1% to $101,881,000 at June 30, 2003 from $115,882,000 at December 31, 2002. Securities decreased $17,674,000 or 14.8% during the three months ended June 30, 2003. This decrease is a result of bonds being called as a result of lower interest rates. Federal funds sold increased $45,423,000 to $ 72,789,000 at June 30, 2003 from $ 27,366,000 at December 31, 2002.

     Total liabilities increased by 4.3% to $721,961,000 at June 30, 2003 compared to $691,986,000 at December 31, 2002. The increase by quarter totaled $5,083,000 or .7% and $24,892,000 or 3.6% during the quarters ended June 30, 2003 and March 31, 2003, respectively. These increases were composed primarily of a $27,972,000 or 4.1% increase in total deposits and an increase of $2,142,000 or 27.2% in securities sold under repurchase agreements during the six months ended June 30, 2003. Federal Home Loan Bank advances decreased $196,000 during the six months ended June 30, 2003.

     The following schedule details the loans of the Company at June 30, 2003 and December 31, 2002:

	(In Thousands)

	June 30,	December 31,
	2003	2002

Commercial, financial & agricultural	$95,387	192,945
Real estate – construction	44,432	30,794
Real estate – mortgage	354,564	267,145
Installment	71,377	59,721

	565,760	550,605
Unearned interest	(646)	(4)

	$565,114	$550,601

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

     The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $ 292,527,000, $ 73,890,000 and $ 2,127,000, respectively at June 30, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2003, the Company had nonaccrual loans totaling $189,000 as compared to $483,000 at December 31, 2002.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003		December 31, 2002

		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$189	43	483	108
Impaired loans with no allowance for loan loss	—	—	—	—

	$189	43	$483	108

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the three months ended June 30, 2003 and June 30, 2002 was insignificant. There was no interest income recognized on these loans during 2003.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following schedule details selected information as to non-performing loans of the Company at June 30, 2003:

	June 30, 2003		December 31, 2002

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)

Real estate loans	$71	54	318	327
Installment loans	374	135	407	156
Commercial	3	—	22	—

	$448	189	747	483

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2003 totaled $637,000 a decrease from $1,230,000 at December 31, 2002. During the three months ended June 30, 2003, non-performing loans decreased $578,000 from $1,215,000 at March 31, 2003 The decrease in non-performing loans during the six months ended June 30, 2003 of $593,000 is due primarily to an decrease in non-performing real estate loans of $520,000 and a decrease in installment loans of $ 54,000. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following table presents total internally graded loans as of June 30, 2003 and December 31, 2002:

	June 30, 2003

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and Agricultural	$1,874	85	1,789	—
Real estate mortgage	3,336	1,070	2,104	162
Real estate construction	—	—	—	—
Consumer	792	156	581	55

	$6,002	1,311	4,474	217

	December 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and Agricultural	$447	100	345	2
Real estate mortgage	2,911	777	2,047	8
Real estate construction	—	—	—	—
Consumer	680	141	512	27

	$4,038	1,018	2,904	116

     The collateral values securing internally graded loans, based on estimates received by management, total approximately $9,422,000 ($5,703,000 related to real property and $ 3,719,000 related to personal loans). The internally classified loans have increased $1,964,0000 or 48.6% from $4,038,000 at December 31, 2002. The increase in the internally classified loans is concentrated in several loans that were downgraded during the six months ended June 30, 2003. These loans were downgraded due primarily to bankruptcies and foreclosures. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

     Residential real estate loans that are internally classified totaling $3,336,000 and $2,911,000 at June 30, 2003 and December 31, 2002 consist of 48 and 50 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and Agricultural	$669	16.8%	$828	35.0%
Real estate construction	348	7.9	302	5.6
Real estate mortgage	5,423	62.7	4,723	48.5
Installment	1,220	12.6	1,090	10.9

	$7,660	100%	$6,943	100%

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

     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2003, the Company’s liquid assets totaled $116,348,000.

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

FORM 10-Q, CONTINUED

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

     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $5.3 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2003 loans totaling approximately $298.7 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

     At June 30, 2003 we had unfunded loan commitments outstanding of $94.5 million and outstanding standby letters of credit of $3.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $90.3 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Capital Position and Dividends

     Capital. At June 30, 2003, total stockholders’ equity was $59,628,000 or 7.6% of total assets, which compares with $ 55,031,000 or 7.3% of total assets at December 31, 2002. The dollar increase in stockholders’ equity during the six months ended June 30, 2003 results from the Company’s net income of $4,760,000, the net effect of a $41,000 unrealized loss on investment securities net of applicable income taxes and cash dividends declared of $1,265,000 of which $1,138,000 was reinvested under the Company’s dividend reinvestment plan plus proceeds of $5,000 related to the exercise of stock options.

     In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of June 30, 2003, the bank has granted key employees options to purchase a total of 51,917 shares of common stock. At June 30, 2003, 16,878 shares were exercisable.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2003 and 2002, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Net Earnings
As Reported	$2,400	2,129	$4,760	4,176
Proforma	2,377	2,123	4,737	4,164
Basic earnings per common share
As Reported	$1.12	1.02	$2.23	2.01
Proforma	1.11	1.02	2.22	2.00
Diluted earnings per common share
As Reported	$1.12	1.02	$2.23	2.01
Proforma	1.11	1.02	2.22	2.00

     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2003 the Company’s total risk-based capital ratio was 13.6% and its Tier I risk-based capital ratio was approximately 12.4% compared to ratios of 12.9% and 11.7%, respectively at December 31, 2002. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2003 the Company had a leverage ratio of 7.9% compared to 7.5% at December 31, 2002.

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

     There have been no material changes in reported market risks during the six months ended June 30, 2003.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders was held April 8, 2003.

     (b)  Election of the entire board of directors.

     (c)  (1) Each director was elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes

Charles Bell	1,242,141	1,240,292	1,849	0	0
Jack Bell	1,242,141	1,240,292	1,849	0	0
Mackey Bentley	1,242,141	1,240,292	1,849	0	0
Randall Clemons	1,242,141	1,240,270	1,871	0	0
Jimmy Comer	1,242,141	1,234,588	7,553	0	0
Jerry Franklin	1,242,141	1,240,292	1,849	0	0
John Freeman	1,242,141	1,240,292	1,849	0	0
Marshall Griffith	1,242,141	1,240,292	1,849	0	0
Harold Patton	1,242,141	1,240,292	1,849	0	0
James Patton	1,242,141	1,237,305	4,836	0	0
Elmer Richerson	1,242,141	1,240,292	1,849	0	0
John Trice	1,242,141	1,240,292	1,849	0	0
Bob Van Hooser	1,242,141	1,239,263	2,878	0	0

(2)	The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

Number
of Shares				Broker
Voting	For	Against	Abstain	Non-Votes

1,242,141	1,229,125	11,593	1,423	0

(d)	Not Applicable.

PART II. OTHER INFORMATION, CONTINUED

Item 5. OTHER INFORMATION

     Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 13, 2003 in order to be included in the Company’s Proxy Statement and form of proxy relating to the 2004 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.

     For any other shareholder proposals to be timely (but not considered for inclusion in the Company’s Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company’s main office (listed above) prior to January 29, 2004.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

No reports on Form 8-k have been filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)

DATE:	August 14, 2003	/s/ Randall Clemons Randall Clemons Chairman and Chief Executive Officer

DATE:	August 14, 2003	/s/ Lisa Pominski Lisa Pominski Sr. Vice President & Chief Financial Officer