Form 10-Q
period 2003-09-30
WILSON BANK HOLDING CO
filed 2003-11-14
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Common stock outstanding: 4,320,056 shares at November 13, 2003

Part 1:	FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets – September 30, 2003 and December 31, 2002.
Consolidated Statements of Earnings - For the three months and nine months ended September 30, 2003 and 2002.
Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 2003 and 2002.
Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 and 2002.
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
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
Signatures

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(Unaudited)

	September 30,	December 31,
	2003	2002

	(In Thousands)
Assets
Loans	$584,874	550,601
Less: Allowance for loan losses	(7,938)	(6,943)

Net loans	576,936	543,658
Securities:
Held to maturity, at cost (market value $14,969,000 and $14,838,000, respectively)	14,339	14,213
Available-for-sale, at market (amortized cost $131,768,000 and $100,230,000, respectively)	131,810	101,669

Total securities	146,149	115,882
Loans held for sale	3,022	10,859
Other interest bearing assets	2,535	2,460
Federal funds sold	46,503	27,366

Total earning assets	775,145	700,225
Cash and due from banks	20,701	27,797
Bank premises and equipment, net	18,057	15,409
Accrued interest receivable	4,626	4,625
Other real estate	235	818
Deferred income tax asset	2,133	1,582
Other assets	3,067	2,330

Total assets	$823,964	752,786

Liabilities and Stockholders’ Equity
Deposits	$738,209	679,408
Securities sold under repurchase agreements	12,759	7,868
Federal Home Loan Bank Advances	734	997
Accrued interest and other liabilities	4,682	3,713

Total liabilities	756,384	691,986

Minority Interest	6,368	5,769

Stockholders’ equity:
Common stock, $2.00 par value; authorized 5,000,000 shares, issued 2,159,828 shares at September 30, 2003 and 2,108,019 shares at December 31, 2002, respectively	4,320	4,216
Additional paid-in capital	16,241	13,931
Retained earnings	40,583	36,054
Net unrealized gains on available-for-sale securities, net of income taxes of $42,000 and $514,000, respectively	68	830

Total stockholders’ equity	61,212	55,031

Total liabilities and stockholders’ equity	$823,964	752,786

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$10,503	10,482	$30,628	30,893
Interest and dividends on securities:
Taxable securities	813	1,068	2,746	3,436
Exempt from Federal income taxes	151	174	465	531
Interest on loans held for sale	107	45	312	116
Interest on Federal funds sold	186	122	463	449

Total interest income	11,760	11,891	34,614	35,425

Interest expense:
Interest on negotiable order of withdrawal accounts	48	100	186	287
Interest on money market and savings accounts	714	1,002	2,192	2,949
Interest on certificates of deposit	2,961	3,381	8,936	10,395
Interest on securities sold under repurchase agreements	57	69	135	174
Interest on Federal Home Loan Bank advances	36	25	68	69
Interest on Fed funds purchased	1	1	2	6

Total interest expense	3,817	4,578	11,519	13,880

Net interest income before provision for possible loan losses	7,943	7,313	23,095	21,545
Provision for possible loan losses	466	652	1,518	1,697

Net interest income after provision for possible loan losses	7,477	6,661	21,577	19,848

Non-interest income:
Service charges on deposit accounts	1,129	1,075	3,244	3,068
Other fees and commissions	524	308	1,263	1,032
Gain on sale of loans	656	483	2,240	1,000
Gain on sale of fixed assets	19	—	19	—

Total non-interest income	2,328	1,866	6,766	5,100
Non-interest expense
Salaries and employee benefits	3,175	2,480	9,040	7,743
Occupancy expenses, net	283	325	962	926
Furniture and equipment expense	356	200	783	599
Data processing expense	266	112	566	299
Directors’ fees	154	152	489	476
Other operating expenses	1,252	1,388	3,699	3,698
Loss on sale of other real estate	33	12	80	55
Loss on sale of other assets	18	—	35	—
Minority interest in net earnings of subsidiaries	248	234	726	686

Total non-interest expense	5,785	4,903	16,380	14,482

Earnings before income taxes	4,020	3,624	11,963	10,466
Income taxes	1,600	1,391	4,783	4,057

Net earnings	$2,420	2,233	$7,180	6,409

Basic earnings per common share	$1.13	1.06	$3.36	3.08

Diluted earnings per common share	$1.12	1.06	$3.35	3.07

Dividends per share	$0.65	0.60	$1.25	1.15

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Net earnings	$2,420	2,233	$7,180	6,409

Other comprehensive earnings(losses) net of tax:
Unrealized gains(losses) on available-for-sale securities arising during period, net of taxes of $447,000, $260,000, $472,000, and $491,000, respectively	(721)	425	(762)	803

Other comprehensive earnings (losses)	(721)	425	(762)	803

Comprehensive earnings	$1,699	2,658	$6,418	7,212

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Cash flows from operating activities:
Interest received	$34,570	35,309
Fees and commissions received	4,526	4,100
Proceeds from sale of loans	109,425	50,264
Origination of loans held for sale	(99,348)	(50,008)
Interest paid	(11,732)	(14,667)
Cash paid to suppliers and employees	(13,425)	(12,548)
Income taxes paid	(5,783)	(4,708)

Net cash provided by operating activities	18,233	7,742

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	2,251	2,002
Proceeds from maturities of available-for-sale securities	115,218	57,819
Purchase of held-to-maturity securities	(2,370)	(1,077)
Purchase of available-for-sale securities	(146,795)	(63,365)
Loans made to customers, net of repayments	(35,390)	(43,373)
Purchase of premises and equipment	(3,370)	(409)
Proceeds from sale of other real estate	1,097	701
Increase in other interest bearing assets	—	(354)

Net cash used in investing activities	(69,359)	(48,056)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	91,419	28,162
Net increase (decrease) in time deposits	(32,618)	21,244
Increase in securities sold under repurchase agreements	4,891	5,124
Net decrease in advances from Federal Home Loan Bank	(263)	(348)
Dividends paid	(2,651)	(2,377)
Dividends paid to minority shareholders	(249)	(207)
Proceeds from sale of stock to minority shareholders	224	185
Proceeds from sale of common stock	2,392	2,151
Proceeds from exercise of stock options	22	41

Net cash provided by financing activities	63,167	53,975

Net increase in cash and cash equivalents	12,041	13,661
Cash and cash equivalents at beginning of period	55,163	51,660

Cash and cash equivalents at end of period	$67,204	65,321

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$7,180	6,409
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	754	228
Provision for loan losses	1,518	1,697
Minority interests in net earnings of commercial bank subsidiaries	726	686
FHLB dividend reinvestment	(75)	(74)
Loss on sale of other real estate	80	55
Decrease (increase) in loans held for sale	7,837	(744)
Increase in deferred tax assets	(15)	(10)
Increase in interest receivable	(1)	(17)
Increase in other assets, net	(740)	(261)
Decrease in taxes payable	(985)	(641)
Increase in other liabilities	2,167	1,201
Decrease in interest payable	(213)	(787)

Total adjustments	11,053	1,333

Net cash provided by operating activities	$18,233	7,742

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of income taxes of $472,000 and $491,000 for the nine months ended September 30, 2003 and 2002, respectively	$(762)	803

Non-cash transfers from loans to other real estate	$594	1,132

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Wilson Bank Holding Company (the “Company”), its wholly-owned subsidiary, Wilson Bank and Trust, DeKalb Community Bank, a 50% owned subsidiary, and Community Bank of Smith County, a 50% owned subsidiary.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of operations for the three months and nine months ended September 30, 2003 and 2002, comprehensive earnings for the three months and nine months ended September 30, 2003 and 2002 and changes in cash flows for the nine months ended September 30, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Interim results are subject to customary year-end adjustments.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,

	2003	2002

	(In Thousands)
Balance, January 1, 2003 and 2002, respectively	$6,943	$5,489
Add (deduct):
Losses charged to allowance	(684)	(778)
Recoveries credited to allowance	161	161
Provision for loan losses	1,518	1,697

Balance, September 30, 2003 and 2002, respectively	$7,938	$6,569

Stock Split

          On October 1, 2003, the Company’s Board of Directors declared a 2 for 1 stock split for shareholders of record as of October 1, 2003 effected as a 100% stock dividend. The stock dividend was distributed to shareholders on October 31, 2003. The split will have no impact on the total capital of the Company. Per share data will be adjusted retroactively for reporting periods subsequent to October 1, 2003.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Allowance for Loan Losses

          Our management assesses the adequacy of the ALL on a bi-monthly basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

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

Results of Operations

          Net earnings increased 12.0% to $ 7,180,000 for the nine months ended September 30, 2003 from $ 6,409,000 in the first nine months of 2002. Net earnings were $ 2,420,000 for the quarter ended September 30, 2003, an increase of $187,000 or 8.4% from $ 2,233,000 for the three months ended September 30, 2002 and an increase of $20,000 or 0.8% over the quarter ended June 30, 2003. The increase in net earnings during the nine months ended September 30, 2003 was primarily due to a 7.2% increase in net interest income and an increase of $1,240,000 or 124.0% in gain on sale of loans.

WILSON BANK HOLDING COMPANY
FORM 10-Q, Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net Interest Income

          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments, decreased $ 811,000 or 2.3% during the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease in total interest income was $ 131,000 or 1.1% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Interest income increased $ 452,000 or 4.0% over the second quarter of 2003. The decrease in net interest income for the first nine months of 2003 was primarily attributable to the continued decline in the interest rate environment. The ratio of average earning assets to total average assets was 94.7% and 96.5% for the nine months ended September 30, 2003 and September 30, 2002, respectively.

          Interest expense decreased $ 2,361,000 or 17.0% for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease was $ 761,000 or 16.6% for the three months ended September 30, 2003 as compared to the same period in 2002. The overall decrease in total interest expense for the first nine months of 2003 was primarily attributable to a decrease in the rates paid on deposits.

          The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $ 1,550,000 or 7.2% for the first nine months of 2003 as compared to the same period in 2002. The increase was $ 630,000 or 8.6% for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 and $ 455,000 or 6.1% when compared to the second quarter of 2003.

Provision for Possible Loan Losses

          The provision for possible loan losses was $ 1,518,000 and $1,697,000 for the first nine months of 2003 and 2002, respectively. The provision for possible loan losses during the three month periods ended September 30, 2003 and 2002 was $ 466,000 and $652,000 respectively. The provision for possible loan losses is based on past loan experience and other factors, which in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $ 7,938,000, an increase of 14.3% from $6,943,000 at December 31, 2002. The allowance for possible loan losses as a percentage of total outstanding loans was 1.36% and 1.26% at September 30, 2003 and December 31, 2002, respectively.

          The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of

WILSON BANK HOLDING COMPANY
FORM 10-Q, Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at September 30, 2003 to be adequate.

Non-Interest Income

          The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commission, gain on sale of loans and gain on sale of fixed assets. Total non-interest income for the nine months ended September 30, 2003 increased 32.7% to $ 6,766,000 from $5,100,000 for the same period in 2002. The increase was $ 462,000 or 24.8% during the quarter ended September 30, 2003 compared to the third quarter in 2002 and there was a decrease of $ 94,000 or 3.9% as compared to the second quarter of 2003. The increase for the first nine months of 2003 was due primarily to an increase in service charges on deposit accounts and gain on sale of loans. Gain on sale of loans increased $1,240,000 or 124% during the nine months ended September 30, 2003 compared to the same period in 2002. Gain on sale of loans increased $173,000 or 35.8% during the quarter ended September 30, 2003 compared to the same quarter in 2002. The gain on sale of loans increased significantly as a result of borrowers refinancing mortgages at lower interest rates. Service charges on deposit accounts totaled $3,244,000 and $3,068,000 during the nine months ended September 30, 2003 and 2002, respectively, an increase of $176,000 or 5.7% and $1,129,000 and $1,075,000 during the quarters ended September 30, 2003 and 2002, respectively, an increase of $54,000 or 5.0%.

Non-Interest Expenses

          Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, loss on sale of other real estate, loss on sale of other assets, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $1,898,000 or 13.1% to $16,380,000 during the first nine months of 2003 compared to the same period in 2002. The increases for the quarter ended September 30, 2003 were $882,000 or 18.0% to $5,785,0000 as compared to the comparable quarter in 2002 and there was an increase of $408,000 or 7.6% as compared to the second quarter of 2003. The increase in non-interest expenses is attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased to 267 at September 30, 2003 an increase from 243 at September 30, 2002. Increases in occupancy and furniture and equipment expenses were also due to the Company’s growth. Data processing expenses for the nine months ended September 30, 2003 increased to $ 566,000 from $ 299,000 for the comparable period in 2002. Data processing expenses increased $ 154,000 or 137.5% during the quarter ended September 30, 2003 as compared to the same period in 2002. This expense increased due to current year outsourcing of certain computer maintenance and update testing procedures.

WILSON BANK HOLDING COMPANY
FORM 10-Q, Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income Taxes

          The Company’s income tax expense was $ 4,783,000 for the nine months ended September 30, 2003, an increase of $ 726,000 over the comparable period in 2002. Income tax expense was $1,600,000 for the quarter ended September 30, 2003, and increase of $ 209,000 over the same period in 2002. The percentage of income tax expense to net income before taxes was 40.0% and 38.8% for the nine months ended September 30, 2003 and 2002, respectively and 39.8% and 38.4% for the quarters ended September 30, 2003 and 2002. The percentage of income tax expense to net income before taxes was 40.9% for the second quarter of 2003. The increase in the percentage is due to a decrease in the amount of tax exempt interest income as a percentage of total interest income. This percentage was 1.3% and 1.5% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

Earnings Per Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

          The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$2,420	2,233	$7,180	6,409

Denominator – Weighted average number of common shares outstanding	2,150,815	2,097,750	2,136,361	2,083,036

Basic earnings per common share	$1.13	1.06	$3.36	3.08

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$2,420	2,233	$7,180	6,409

Denominator – Weighted average number of common shares outstanding	2,150,815	2,097,750	2,136,361	2,083,036
Dilutive effect of stock options	5,868	3,212	5,243	3,073

	2,156,683	2,100,962	2,141,604	2,086,109

Diluted earnings per common share	$1.12	1.06	$3.35	3.07

WILSON BANK HOLDING COMPANY
FORM 10-Q, Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition

Balance Sheet Summary

          The Company’s total assets increased 9.5% to $ 823,964,000 during the nine months ended September 30, 2003 from $752,786,000 at December 31, 2002. Total assets increased $ 36,171,000 or 4.6%, $7,772,000 or 1.0%, and $27,235,000 or 3.6% during the three-month periods ended September 30, 2003, June 30, 2003, and March 31, 2003, respectively. Loans, net of allowance for possible loan losses, totaled $ 576,936,000 at September 30, 2003, a 6.1% increase compared to $ 543,658,000 at December 31, 2002. Net loans increased $ 19,482,000 or 3.5%, $2,688,000 or .5%, and $11,108,000 or 2.0 % during the quarters ended September 30, 2003, June 30, 2003, and March 31, 2003, respectively. These increases were primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $ 30,267,000 or 26.1% to $146,149,000 at September 30, 2003 from $115,882,000 at December 31, 2002. Securities increased $44,268,000 or 43.5% during the three months ended September 30, 2003. Federal funds sold increased $ 19,137,000 to $ 46,503,000 at September 30, 2003 from $ 27,366,000 at December 31, 2002.

          Total liabilities increased by 9.3% to $ 756,384,000 at September 30, 2003 compared to $691,986,000 at December 31, 2002. The increase by quarter totaled $ 34,423,000 or 4.8%, $5,083,000 or 0.7%, and $24,892,000 or 3.6% during the quarters ended September 30, 2003, June 30, 2003, and March 31, 2003, respectively. These increases were composed primarily of a $ 58,801,000 or 8.7% increase in total deposits and an increase of $ 4,891,000 or 62.2% in securities sold under repurchase agreements during the nine months ended September 30, 2003. Federal Home Loan Bank advances decreased $ 263,000 during the nine months ended September 30, 2003.

          The following schedule details the loans of the Company at September 30, 2003 and December 31, 2002:

	(In Thousands)

	September 30,	December 31,
	2003	2002

Commercial, financial & agricultural	$95,736	$192,945
Real estate – construction	43,963	30,794
Real estate – mortgage	364,858	267,145
Installment	80,996	59,721

	585,553	550,605
Unearned interest	(679)	(4)

	$584,874	$550,601

WILSON BANK HOLDING COMPANY
FORM 10-Q, Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

          The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $ 301,451,000, $ 69,054,000 and $ 2,253,000, respectively at September 30, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

          Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2003, the Company had nonaccrual loans totaling $ 218,000 as compared to $483,000 at December 31, 2002.

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

          Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

          The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

          Impaired loans and related allowance for loan loss amounts at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003		December 31, 2002

		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$232	66	483	108
Impaired loans with no allowance for loan loss	—	—	—	—

	$232	66	$483	108

          The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

          The average recorded investment in impaired loans for the three months ended September 30, 2003 and September 30, 2002 was insignificant. There was no interest income recognized on these loans during 2003.

WILSON BANK HOLDING COMPANY
FORM 10-Q, Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following schedule details selected information as to non-performing loans of the Company at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)
Real estate loans	$471	85	318	327
Installment loans	373	133	407	156
Commercial	8	—	22	—

	$852	218	747	483

Renegotiated loans	$—	—	—	—

          Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2003 totaled $ 1,070,000 a decrease from $1,230,000 at December 31, 2002. During the three months ended September 30, 2003, non-performing loans increased $ 433,000 from $637,000 at June 30, 2003. The decrease in non-performing loans during the nine months ended September 30, 2003 of $ 160,000 is due primarily to a decrease in non-performing real estate loans of $ 89,000 and a decrease in installment loans of $ 57,000. No material losses on these loans are anticipated by management.

          The following table presents total internally graded loans as of September 30, 2003 and December 31, 2002:

	September 30, 2003

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and Agricultural	$401	10	376	14
Real estate mortgage	4,811	1,097	3,553	161
Real estate construction	—	—	—	—
Consumer	758	158	557	44

	$5,970	1,265	4,486	219

	December 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and Agricultural	$447	100	345	2
Real estate mortgage	2,911	777	2,047	8
Real estate construction	—	—	—	—
Consumer	680	141	512	27

	$4,038	1,018	2,904	116

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          The collateral values securing internally graded loans, based on estimates received by management, total approximately $ 9,245,000 ($ 7,877,000 related to real estate mortgage loans and $ 1,368,000 related to other loans). The internally classified loans have increased $ 1,932,000 or 47.8% from $4,038,000 at December 31, 2002. The increase in the internally classified loans is concentrated in several loans that were downgraded during the nine months ended September 30, 2003. These loans were downgraded due primarily to bankruptcies and inadequate cash flows and delinquencies. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

          Residential real estate loans that are internally classified totaling $ 4,811,000 and $2,911,000 at September 30, 2003 and December 31, 2002 consist of 56 and 50 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

          The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and Agricultural	$583	16.4%	$828	35.0%
Real estate construction	292	7.5	302	5.6
Real estate mortgage	4,579	62.4	4,723	48.5
Installment	2,484	13.7	1,090	10.9

	$7,938	100%	$6,943	100%

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

          Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2003, the Company’s liquid assets totaled $ 120,820,000.

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

          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.0 million mature or will be subject to rate adjustments within the next twelve months.

          A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2003 loans totaling approximately $301.1 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

          At September 30, 2003, we had unfunded loan commitments outstanding of $110.3 million and outstanding standby letters of credit of $4.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstand commitments, the Company’s bank subsidiary has the ability to liquidate Federals funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $96.8 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Capital Position and Dividends

          Capital. At September 30, 2003, total stockholders’ equity was $ 61,212,000 or 7.4% of total assets, which compares with $ 55,031,000 or 7.3% of total assets at December 31, 2002. The dollar increase in stockholders’ equity during the nine months ended September 30, 2003 results from the Company’s net income of $ 7,180,000, the net effect of a $ 762,000 decrease in unrealized gain on investment securities net of applicable income taxes, an exercise of stock options of $ 22,000 and cash dividends declared of $ 2,651,000 of which $ 2,392,000 was reinvested under the Company’s dividend reinvestment plan.

          In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of September 30, 2003, the bank has granted key employees options to purchase a total of 50,642 shares of common stock. At September 30, 2003, 16,203 shares were exercisable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No.123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2003 and 2002, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Net Earnings
As Reported	$2,420	2,233	$7,180	6,409
Proforma	2,397	2,227	7,157	6,391
Basic earnings per common share
As Reported	$1.13	1.06	$3.36	3.08
Proforma	1.11	1.06	3.35	3.07
Diluted earnings per common share
As Reported	$1.12	1.06	$3.35	3.07
Proforma	1.11	1.06	3.34	3.06

          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4%. At September 30, 2003 the Company’s total risk-based capital ratio was 11.4% and its Tier I risk-based capital ratio was approximately 10.2% compared to ratios of 12.9% and 11.7%, respectively at December 31, 2002. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 2003 the Company had a leverage ratio of 8.4% compared to 7.5% at December 31, 2002.

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

          There have been no material changes in reported market risks during the nine months ended September 30, 2003

Item 4. Controls and Procedures

          We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934(the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

WILSON BANK HOLDING COMPANY

(Registrant)

DATE: November 14, 2003	/s/ Randall Clemons

Randall Clemons
Chairman and Chief Executive Officer

DATE: November 14, 2003	/s/ Lisa Pominski

Lisa Pominski
Sr. Vice President & CFO