Form 10-K
period 2003-12-31
WILSON BANK HOLDING CO
filed 2004-03-15
CIK 885275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $2.00 par value per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $86,828,892.00. For purposes of this calculation, “affiliates” are considered to be the directors of the registrant. The market value calculation was determined using $46.50 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 9, 2004 were 4,373,029.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Items 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 13, 2004 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, and two fifty-percent owned subsidiaries, DeKalb Community Bank (“DCB”) and Community Bank of Smith County (“CBSC”). The Bank, on December 31, 2003, had eight full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee and one full service banking office in western Davidson County. On January 4, 2004, the Bank opened its Leeville-109 branch. On February 2, 2004, the Bank opened a loan production office in Murfreesboro which was converted to a full service banking office on March 1, 2004. The Company anticipates that it will be opening a branch location in the Mt. Juliet area in the second quarter of 2004. The Bank’s wholly-owned subsidiary, Hometown Finance, Inc., was dissolved in 2001 and its assets and liabilities were distributed to the Bank. DCB had two full service banking offices in DeKalb County, one office located in Smithville, Tennessee and one office located in Alexandria, Tennessee. CBSC had one office located in Carthage, Smith County, Tennessee and one office located in Gordonsville, Smith County, Tennessee. DCB began operations in April 1996 and CBSC began operations in December 1996. As of December 31, 2003, revenues and expenses of DCB and CBSC, have not had a material effect on the earnings of the Company.

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; and 151 Heritage Park Drive, Suite 102, in Murfreesboro, Tennessee. Management believes that Wilson County and Trousdale County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2003, the Company reported net earnings of approximately $9.4 million and had total assets of approximately $852.6 million.

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

CBSC was organized as a de novo state chartered bank in 1996. CBSC is 50% owned by the Company and 50% owned by residents of Smith County. CBSC operates two full-service branches, one in Gordonsville and one in Carthage. CBSC is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956. Management believes that Smith County offers an environment for continued growth since it is contiguous to Wilson County and has only three other financial institutions serving its residents. CBSC offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. CBSC does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of CBSC. Furthermore, no concentration of loans exists within a single industry or group of related industries.

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 filed as Exhibit 13 to this Form 10-K (the “2003 Annual Report”), are incorporated herein by reference.

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

Under the Tennessee Bank Structure Act, a bank holding company which controls 30% or more of the total deposits in all federally insured financial institutions in Tennessee is prohibited from acquiring any bank in Tennessee. Furthermore, no bank holding company may acquire any bank in Tennessee that has been in operation less than three years or organize a new bank in Tennessee, except in the case of certain interim bank mergers and acquisitions of banks in financial difficulty. State banks and national banks in Tennessee, however, may establish branches anywhere in the state.

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

DCB competes with much larger commercial banks in DeKalb County, including two banks owned by Tennessee multi-bank holding companies. While these institutions enjoy existing depositor relationships and greater financial resources than DCB and can be expected to offer a wider range of banking services, the Company believes that DCB can expect to attract customers since it is locally owned and most loan and management decisions will be made at the local level. In addition, DCB is the only locally-owned commercial bank headquartered in DeKalb County.

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

Employment

As of March 9, 2004, the Company and its subsidiaries collectively employed 257 full-time equivalent employees and 42 part-time employees. Additional personnel will be hired as needed to meet future growth.

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

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2003 Annual Report. Certain information not contained in the Company’s 2003 Annual Report, but required by Guide 3, is contained in the tables immediately following:

[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

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

Non-accrual loans have been included in the loan category. Loan fees of $548,000, $506,000 and $586,000 for 2003, 2002 and 2001, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$568,227	6.81%	38,687	521,799	7.50%	39,120	3,482	(3,915)	(433)
Investment securities - taxable	110,951	3.38	3,755	93,760	4.68	4,390	805	(1,440)	(635)
Investment securities - tax exempt	14,384	5.08	731	15,175	5.26	798	(42)	(25)	(67)
Taxable equivalent adjustment	—	2.62	377	—	2.70	411	(21)	(13)	(34)

Total tax-exempt investment securities	14,384	7.70	1,108	15,175	7.97	1,209	(63)	(38)	(101)

Total investment securities	125,335	3.88	4,863	108,935	5.14	5,599	843	(1,579)	(736)

Loans held for sale	6,643	5.39	358	3,860	5.10	197	142	19	161
Federal funds sold	56,226	1.04	584	36,557	1.60	585	315	(316)	(1)

Total earning assets	756,431	5.88	44,492	671,151	6.78	45,501	5,782	(6,791)	(1,009)

Cash and due from banks	17,559			15,472
Allowance for possible loan losses	(7,637)			(6,225)
Bank premises and equipment	16,506			15,265
Other assets	9,201			9,057

Total assets	$792,060			704,720

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$52,770	.44%	234	44,828	.84%	378	67	(211)	(144)
Money market demand accounts	183,633	1.24	2,275	144,484	2.03	2,928	795	(1,448)	(653)
Individual retirement accounts	35,466	3.50	1,243	30,342	4.63	1,406	237	(400)	(163)
Other savings deposits	36,582	1.76	645	36,905	2.58	951	(8)	(298)	(306)
Certificates of deposit $100,000 and over	129,955	3.15	4,098	125,224	3.85	4,817	182	(901)	(719)
Certificates of deposit under $100,000	202,561	3.19	6,458	189,966	3.89	7,398	490	(1,430)	(940)

Total interest-bearing deposits	640,967	2.33	14,953	571,749	3.13	17,878	2,166	(5,091)	(2,925)
Demand	70,160	—	—	59,471	—	—	—	—	—

Total deposits	711,127	2.10	14,953	631,220	2.83	17,878	2,261	(5,186)	(2,925)

Securities sold under repurchase agreements	10,591	1.92	203	11,929	2.09	249	(28)	(18)	(46)
Federal funds purchased	104	1.92	2	279	2.15	6	(4)	—	(4)
Advances from Federal Home Loan Bank	827	7.13	59	1,143	7.17	82	(23)	—	(23)

Total deposits and borrowed funds	722,649	2.11	15,217	644,571	2.83	18,215	2,210	(5,208)	(2,998)

Other liabilities	10,425			9,926
Stockholders’ equity	58,986			50,223

Total liabilities and stockholders’ equity	$792,060			704,720

Net interest income			29,275			27,286

Net yield on earning assets		3.87%			4.07%

Net interest spread		3.77%			3.95%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

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

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2002			2001			2002/2001 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$44,828	.84%	378	36,454	1.41%	515	118	(255)	(137)
Money market demand accounts	144,484	2.03	2,928	110,253	3.18	3,506	1,089	(1,667)	(578)
Individual retirement accounts	30,342	4.63	1,406	26,697	5.93	1,583	116	(293)	(177)
Other savings deposits	36,905	2.58	951	28,640	3.85	1,104	318	(471)	(153)
Certificates of deposit $100,000 and over	125,224	3.85	4,817	119,677	5.77	6,906	320	(2,409)	(2,089)
Certificates of deposit under $100,000	189,966	3.89	7,398	195,017	5.90	11,511	298	(4,411)	(4,113)

Total interest-bearing deposits	571,749	3.13	17,878	516,738	4.86	25,125	2,674	(9,921)	(7,247)
Demand	59,471	—	—	53,764	—	—	—	—	—

Total deposits	631,220	2.83	17,878	570,502	4.40	25,125	2,672	(9,919)	(7,247)

Securities sold under repurchase agreements	11,929	2.09	249	11,541	3.40	392	13	(156)	(143)
Federal funds purchased	279	2.15	6	164	2.44	4	3	(1)	2
Advances from Federal Home Loan Bank	1,143	7.17	82	1,559	7.18	112	30	(60)	(30)

Total deposits and borrowed funds	644,571	2.83	18,215	583,766	4.39	25,633	2,669	(10,087)	(7,418)

Other liabilities	9,926			9,676
Stockholders’ equity	50,223			42,353

Total liabilities and stockholders’ equity	$704,720			635,795

Net interest income			27,286			22,688

Net yield on earning assets		4.07%			3.77%

Net interest spread		3.95%			3.64%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

II.	Investment Portfolio, Continued:

A.	Investment securities at December 31, 2003 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$15,851	709	26	16,534
Mortgage-backed securities	792	1	1	792

	$16,643	710	27	17,326

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$124,605	621	886	124,340
Obligations of states and political subdivisions	1,380	81	—	1,461
Corporate bonds	500	—	1	499
Mortgage-backed securities	9,191	6	45	9,152

	$135,676	708	932	135,452

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

II.	Investment Portfolio:

A.	Continued:

           Securities at December 31, 2002 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$12,877	626	—	13,503
Mortgage-backed securities	1,336	3	4	1,335

	$14,213	629	4	14,838

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$98,835	1,359	26	100,168
Obligations of states and political subdivisions	1,804	80	—	1,884
Corporate bonds	1,705	16	—	1,721
Mortgage-backed securities	346	10	—	356

	$102,690	1,465	26	104,129

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

II.	Investment Portfolio, Continued:

A.	Continued:

           Securities at December 31, 2001 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$13,273	292	27	13,538
Mortgage-backed securities	2,857	8	16	2,849

	$16,130	300	43	16,387

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$79,561	451	300	79,712
Obligations of states and political subdivisions	2,258	40	7	2,291
Mortgage-backed securities	423	5	—	428

	$82,242	496	307	82,431

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

II.	Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2003:

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U.S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$—	—	—%
One to five years	326	326	3.73
Five to ten years	1	1	3.42
More than ten years	465	465	3.29

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	792	792	3.48

Obligations of states and political subdivisions*:
Less than one year	1,114	1,134	4.65
One to five years	3,241	3,420	4.34
Five to ten years	7,644	7,921	4.08
More than ten years	3,852	4,059	4.57

Total obligations of states and political subdivisions	15,851	16,534	4.29

Total held-to-maturity securities	$16,643	17,326	4.25%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

II.	Investment Portfolio, Continued:

B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$2,502	2,532	2.84%
One to five years	100,051	100,163	3.40
Five to ten years	22,053	21,614	3.16
More than ten years	6,631	6,624	4.00

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	131,237	130,933	3.38

Corporate bonds:
Less than one year	500	499	6.27
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

	500	499	6.27

Obligations of states and political subdivisions*:
Less than one year	199	201	6.00
One to five years	980	1,038	4.81
Five to ten years	201	222	4.66
More than ten years	—	—	—

Total obligations of states and political subdivisions	1,380	1,461	4.96

Other:
Bankers Bank stock	88	88	1.62
Federal Home Loan Bank stock	2,471	2,471	4.09

Total available-for-sale securities	$135,676	135,452	3.42%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

III.	Loan Portfolio:

A.	Loan Types

           The following schedule details the loans of the Company at December 31, 2003, 2002, 2001, 2000 and 1999:

	In Thousands
	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$174,235	192,945	190,700	157,254	121,438
Real estate — construction	39,508	30,794	25,044	31,531	27,184
Real estate — mortgage	314,168	267,145	228,316	195,480	164,852
Installment	64,880	59,721	50,741	48,198	45,710

Total loans	592,791	550,605	494,801	432,463	359,184
Less unearned interest	—	(4)	(35)	(174)	(579)

Total loans, net of unearned interest	592,791	550,601	494,766	432,289	358,605
Less allowance for possible loan losses	(8,077)	(6,943)	(5,489)	(4,525)	(3,847)

Net loans	$584,714	543,658	489,277	427,764	354,758

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

           The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2003:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:
Commercial, financial and agricultural	$98,145	53,249	22,841	174,235
Real estate - construction	38,147	1,361	—	39,508

	$136,292	54,610	22,841	213,743

Interest-Rate Sensitivity:
Fixed interest rates	$118,010	45,880	4,992	168,882
Floating or adjustable interest rates	18,282	8,730	17,849	44,861

Total commercial, financial and agricultural loans plus real estate - construction loans	$136,292	54,610	22,841	213,743

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

III.	Loan Portfolio, Continued:

C.	Risk Elements

           The following schedule details selected information as to non-performing loans of the Company at December 31, 2003, 2002, 2001, 2000 and 1999:

	In Thousands, Except Percentages
	2003	2002	2001	2000	1999
Non-accrual loans:
Commercial, financial and agricultural	$17	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	270	327	71	—	—
Installment	175	156	98	100	84
Lease financing receivable	—	—	—	—	—

Total non-accrual	$462	483	169	100	84

Loans 90 days past due:
Commercial, financial and agricultural	$170	22	—	—	—
Real estate — construction	8	—	124	—	—
Real estate — mortgage	872	318	194	68	197
Installment	716	407	270	222	225
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$1,766	747	588	290	422

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate – mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$2,228	1,230	757	390	506

Total loans, net of unearned interest	$592,791	550,601	494,766	432,289	358,605

Percent of total loans outstanding, net of unearned interest	0.38%	0.22	0.15	0.09	0.14

Other real estate	$417	818	415	425	221

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $462,000 at December 31, 2003, $483,000 at December 31, 2002, $169,000 at December 31, 2001, $100,000 at December 31, 2000 and $84,000 at December 31, 1999. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2003 if the loans had been current totaled $8,000 as compared to $12,000 in 2002, $12,000 in 2001, $17,000 in 2000 and $8,000 in 1999. The amount of interest and fee income recognized on total loans during 2003 totaled $38,687,000 as compared to $39,120,000 in 2002, $40,262,000 in 2001, $35,743,000 in 2000 and $28,937,000 in 1999.

At December 31, 2003, loans, which include the above, totaling $6,656,000 were included in the Company’s internal classified loan list. Of these loans $5,280,000 are real estate and $1,376,000 are various other types of loans. The collateral values securing these loans total approximately $12,030,000 ($10,903,000 related to real property and $1,127,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2003 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2003 and 2002 other real estate totaled $417,000 and $818,000, respectively.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2003, 2002, 2001, 2000 and 1999 and the years then ended.

	In Thousands, Except Percentages
	2003	2002	2001	2000	1999
Allowance for loan losses at beginning of period	$6,943	5,489	4,525	3,847	3,244

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(15)	(160)	(311)	(6)	—
Real estate construction	—	(8)	(83)	—	—
Real estate – mortgage	(145)	(218)	(131)	(186)	(50)
Installment	(806)	(713)	(726)	(681)	(539)
Lease financing	—	—	—	—	—

	(966)	(1,099)	(1,251)	(873)	(589)

Recoveries:
Commercial, financial and agricultural	13	2	4	—	—
Real estate construction	—	—	—	—	—
Real estate – mortgage	8	1	—	—	—
Installment	175	206	235	134	89
Lease financing	—	—	—	—	—

	196	209	239	134	89

Net loan charge-offs	(770)	(890)	(1,012)	(739)	(500)

Provision for loan losses charged to expense	1,904	2,344	1,976	1,417	1,103

Allowance for loan losses at end of period	$8,077	6,943	5,489	4,525	3,847

Total loans, net of unearned interest, at end of year	$592,791	550,601	494,766	432,289	358,605

Average total loans outstanding, net of unearned interest, during year	$568,227	521,799	460,556	395,441	326,396

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during year	.14%	.17	0.22	0.19	0.15

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.36%	1.26	1.11	1.05	1.07

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,099	29.4%	$828	35.0%
Real estate construction	340	6.7	302	5.6
Real estate mortgage	4,660	53.0	4,723	48.5
Installment	978	10.9	1,090	10.9

	$8,077	100.0%	$6,943	100.0%

	December 31, 2001		December 31, 2000
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$651	38.5%	$480	36.4%
Real estate construction	236	5.1	535	7.3
Real estate mortgage	3,892	46.1	2,981	45.2
Installment	710	10.3	529	11.1

	$5,489	100.0%	$4,525	100.0%

	December 31, 1999
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$463	33.8%
Real estate construction	232	7.6
Real estate mortgage	2,171	45.9
Installment	981	12.7

	$3,847	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

V.	Deposits:

The average amounts and average interest rates for deposits for 2003, 2002 and 2001 are detailed in the following schedule:

	2003		2002		2001
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$70,160	—%	59,471	—%	53,764	—%
Negotiable order of withdrawal accounts	52,770	.44%	44,828	.84%	36,454	1.41%
Money market demand accounts	183,633	1.24%	144,484	2.03%	110,253	3.18%
Individual retirement accounts	35,466	3.50%	30,342	4.63%	26,697	5.93%
Other savings	36,582	1.76%	36,905	2.58%	28,640	3.85%
Certificates of deposit $100,000 and over	129,955	3.15%	125,224	3.85%	119,677	5.77%
Certificates of deposit under $100,000	202,561	3.19%	189,966	3.89%	195,017	5.90%

	$711,127	2.10%	631,220	2.83%	570,502	4.40%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2003:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$21,465	748	22,213
Three to six months	33,640	3,566	37,206
Six to twelve months	24,491	2,903	27,394
More than twelve months	47,487	4,789	52,276

	$127,083	12,006	139,089

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2003, 2002 and 2001:

	2003	2002	2001
Return on assets (1)	1.31%	1.33%	1.14%
(Net income divided by average total assets)
Return on equity	16.00%	16.98%	15.70%
(Net income divided by average equity)
Dividend payout ratio	26.36%	28.19%	29.14%
(Dividends declared per share divided by net income per share)
Equity to asset ratio	7.45%	7.13%	6.66%
(Average equity divided by average total assets)
Leverage capital ratio	8.83%	7.57%	7.42%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)

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

December 31, 2003

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2003 excluding the net unrealized gain on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities	$63,408
Add: Minority interest (limited to 25% of Tier I capital)	6,549

Total Tier I capital	69,957
Total capital:
Allowable allowance for possible loan losses (limited to 1.25% of risk-weighted assets)	7,077

Total capital	$77,034

Risk-weighted assets	$566,148

Risk-based capital ratios:
Tier I capital ratio	12.36%

Total risk-based capital ratio	13.61%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2003

VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2003, the Company and its subsidiary banks were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2003:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$592,791	79,054	33,035	45,439	80,784	354,479
Securities	152,095	2,589	3,118	6,107	9,193	131,088
Loans held for sale	3,972	3,972	—	—	—	—
Federal funds sold	53,909	53,909	—	—	—	—

Total earning assets	802,767	139,524	36,153	51,546	89,977	485,567

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	66,196	66,196	—	—	—	—
Money market demand accounts	198,553	198,553	—	—	—	—
Individual retirement accounts	39,011	7,449	2,940	6,259	8,561	13,802
Other savings	44,000	44,000	—	—	—	—
Certificates of deposit, $100,000 and over	127,083	1,593	19,872	33,640	23,992	47,986
Certificates of deposit, under $100,000	208,846	2,664	25,885	35,492	50,244	94,561
Securities sold under repurchase agreements	8,606	8,606	—	—	—	—
Advances from Federal Home Loan Bank	712	—	—	—	—	712

	693,007	329,061	48,697	75,391	82,797	157,061

Interest-sensitivity gap	$109,760	(189,537)	(12,544)	(23,845)	7,180	328,506

Cumulative gap		(189,537)	(202,081)	(225,926)	(218,746)	109,760

Interest-sensitivity gap as % of total assets		(22.22)	(1.48)	(2.80)	.84	38.53

Cumulative gap as % of total assets		(22.22)	(23.70)	(26.50)	(25.66)	12.87

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 2. Description of Property

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has eleven branch locations located at the following locations: 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; and 151 Heritage Park Drive, Suite 102 in Murfreesboro, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet and the Heritage Park Drive branch contains less than 1,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter and its Heritage Park Drive facility in Murfreesboro, which are leased. The Bank also leases space at twelve locations within Wilson County where it maintains and operates automatic teller machines.

DCB has a Bank facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a Bank facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. DCB owns both facilities. The West Broad Street facility serves as the main office for DCB. CBSC operates out of a building it owns at 1300 Main Street North, Carthage, Tennessee and a second facility that it owns in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. CBSC’s Carthage facility contains approximately 8,000 square feet of space and its Gordonsville facility contains approximately 7,000 square feet of space. DCB and CBSC lease space at three and four locations, respectively, where they maintain and operate automatic teller machines.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Information required by this item is contained under the heading “Wilson Bank Holding Company Common Stock Market Information” on page 76 of the Company’s 2003 Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 21 of the Company’s 2003 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 22 through 34 of the Company’s 2003 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 22 through 34 of the Company’s 2003 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 37 through 75 and on page 36, respectively, of the Company’s 2003 Annual Report and are incorporated herein by reference.

Item 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials filed in connection with the Company’s 2004 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (51) — Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Becky Taylor (59) — Ms. Taylor is a Vice President of the Bank and served as Senior Vice President and Cashier from 1987 through January 1, 2004. She has held her positions with the Bank since it commenced operations. From 1963 to 1987, Ms. Taylor was employed by Lebanon Bank, Lebanon, Tennessee, where her duties included Data Processing Coordinator, Auditor, Security Officer and Compliance Officer. Ms. Taylor held the title of Vice President and Cashier of Lebanon Bank.

Elmer Richerson (51) — Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was appointed to serve on the Board of Directors of the Company as well.

Larry Squires (52) — Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank’s investment and brokerage center.

Gary Whitaker (46) — Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (39) — Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.

John Goodman (37) — Mr. Goodman joined the Bank in November of 2002 as Senior Vice President. From 1998 to 2002 he was First Vice President of Commercial Lending for NBC Bank, Nashville, TN. His primary duties include the development of commercial lending and the supervision of the branch offices in the western portion of Wilson County and the eastern portion of Davidson County.

John McDearman (34) – Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. Currently he serves as Senior Vice President of the Bank, a position he has held since November of 2002. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for Nations Bank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio.

Christy Norton (37) — Mrs. Norton joined the Bank in February of 1989. Prior to that time she was employed by First Tennessee Bank, Lebanon, TN. She has held several positions for the Bank in Retail and Branch Administration and is currently a Senior Vice President, a position she has held since November of 2002. Her primary duties include the administration of branch operations and supervision of the Bank’s training and sales departments.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which will be provided to any person, without charge, upon request to the Company at 623 West Main Street, Lebanon, Tennessee 37087, Attention: Corporate Secretary. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct in accordance with the rules and regulations of the Securities and Exchange Commission.

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “ Item-2 Election of Directors – Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2004 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-2 Election of Directors – Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2004 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials filed in connection with the 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2004 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2003 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003:

	Number of Shares to	Weighted Average	Number of Shares Remaining Available for
	be Issued upon	Exercise Price of	Future Issuance Under Equity Compensation
	Exercise of	Outstanding	Plans (Excluding Shares Reflected in First
Plan Category	Outstanding Options	Options	Column)
Equity compensation plans approved by shareholders	100,734	$16.50	92,068
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	100,734	$16.50	92,068

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2004 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Independent Public Accountant Information” in the Company’s definitive proxy materials filed in connection with the 2004 Annual Meeting of Shareholders.

Item 15. Exhibits and Reports on Form 8-K

(a)(1) Financial Statements. See Item 8.

(a)(2) Financial Statement Schedules. Inapplicable.

(a)(3) Exhibits. See Index to Exhibits.

(b) Reports on Form 8-K

     On October 1, 2003, the Company furnished a current report on Form 8-K to announce a two-for-one stock split in the form of a 100% stock dividend, payable on October 30, 2003 to shareholders of record on October 1, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY

By:	/s/ J. Randall Clemons

J. Randall Clemons
President and Chief Executive Officer

Date:	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Elmer Richerson Elmer Richerson	Executive Vice President & Director	March 15, 2004

/s/ Charles Bell Charles Bell	Director	March 15, 2004

/s/ Jack W. Bell Jack W. Bell	Director	March 15, 2004

/s/ Mackey Bentley Mackey Bentley	Director	March 15, 2004

/s/ James F. Comer James F. Comer	Director	March 15, 2004

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 15, 2004

/s/ John B. Freeman John B. Freeman	Director	March 15, 2004

Signature	Title	Date
/s/ Marshall Griffith Marshall Griffith	Director	March 15, 2004

/s/ Harold R. Patton Harold R. Patton	Director	March 15, 2004

/s/ James Anthony Patton James Anthony Patton	Director	March 15, 2004

/s/ John R. Trice John R. Trice	Director	March 15, 2004

/s/ Robert T. VanHooser, Jr. Robert T. VanHooser, Jr.	Director	March 15, 2004

INDEX TO EXHIBITS

3.1	Charter of Wilson Bank Holding Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of Wilson Bank Holding Company (previously filed as Exhibit 3(a) to the Company’s Registration Statement on Form S-4 dated March 18, 1992 (Registration No. 33-46469) and incorporated herein by reference).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442 and incorporated herein by reference).

10.2	Executive Salary Continuation Agreement by and between the Company and J. Randall Clemons dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.3	Executive Salary Continuation Agreement by and between the Company and Elmer Richerson dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.4	Executive Salary Continuation Agreement by and between the Company and Gary D. Whitaker dated as of March 1, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.5	Executive Salary Continuation Agreement by and between the Company and Larry Squires dated September 16, 1996 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.6	Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2003 incorporated by reference into items 5, 6, 7 and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or contract