Form 10-Q
period 2004-03-31
WILSON BANK HOLDING CO
filed 2004-05-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ___TO ___

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

Common stock outstanding: 4,373,029 shares at May 10, 2004

Part 1: FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited consolidated financial statements of the registrant and its subsidiaries are as follows:
Consolidated Balance Sheets — March 31, 2004 and December 31, 2003.
Consolidated Statements of Earnings — For the three months ended March 31, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2004 and 2003.
Consolidated Statements of Cash Flows — For the three months ended March 31, 2004 and 2003.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 4. Controls and Procedures
Part II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CEO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Unaudited)

	March 31,	December 31,
	2004	2003
	(In Thousands)
Assets
Loans	$611,304	592,791
Less: Allowance for loan losses	(8,160)	(8,077)

Net loans	603,144	584,714
Securities:
Held to maturity, at cost (market value — $17,138,000 and $17,326,000, respectively)	16,263	16,643
Available-for-sale, at market (amortized cost — $139,881,000 and $133,117,000, respectively)	140,516	132,893

Total securities	156,779	149,536
Loans held for sale	2,698	3,972
Other interest bearing assets	2,584	2,559
Federal funds sold	53,653	53,909

Total earning assets	818,858	794,690
Cash and due from banks	29,940	28,414
Bank premises and equipment, net	20,109	19,166
Accrued interest receivable	4,740	4,740
Deferred income tax asset	2,164	2,483
Other real estate	933	417
Other assets	2,814	2,709

Total assets	$879,558	852,619

Liabilities and Stockholders’ Equity
Deposits	$787,741	770,419
Securities sold under repurchase agreements	13,676	8,606
Federal Home Loan Bank advances	585	712
Accrued interest and other liabilities	4,991	3,010

Total liabilities	806,993	782,747

Minority interest	6,755	6,549

Stockholders’ equity:
Common stock, $2.00 par value; authorized 5,000,000 shares, issued 4,373,029 and 4,320,606 shares, respectively	8,746	8,642
Additional paid-in capital	13,240	11,928
Retained earnings	43,431	42,838
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $244,000 and $53,000, respectively	393	(85)

Total stockholders’ equity	65,810	63,323

Total liabilities and stockholders’ equity	$879,558	852,619

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(Dollars In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$10,296	10,113
Interest and dividends on securities:
Taxable securities	1,138	1,016
Exempt from Federal income taxes	178	167
Interest on loans held for sale	28	111
Interest on Federal funds sold	130	139

Total interest income	11,770	11,546

Interest expense:
Interest on negotiable order of withdrawal accounts	50	69
Interest on money market and savings accounts	786	717
Interest on certificates of deposit	2,813	3,042
Interest on securities sold under repurchase agreements	48	35
Interest on Federal Home Loan Bank advances	13	19

Total interest expense	3,710	3,882

Net interest income before provision for possible loan losses	8,060	7,664
Provision for possible loan losses	612	581

Net interest income after provision for possible loan losses	7,448	7,083

Non-interest income:
Service charges on deposit accounts	1,103	998
Other fees and commissions	433	317
Gain on sale of loans	320	706

	1,856	2,021

Non-interest expense:
Salaries and employee benefits	3,354	2,838
Occupancy expenses, net	381	325
Furniture and equipment expense	398	202
Data processing expense	58	90
Directors’ Fees	193	180
Other operating expenses	1,240	1,301
Loss on sale of other assets	28	10
Loss on sale of other real estate	5	45
Minority interest in net earnings of subsidiaries	163	232

	5,820	5,223

Earnings before income taxes	3,484	3,881
Income taxes	1,378	1,521

Net earnings	$2,106	2,360

Weighted average number of shares outstanding	4,355,124	4,249,190

Basic earnings per common share	$.48	.56

Diluted earnings per common share	$.48	.55

Dividends per share	$.35	.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(In Thousands)
Net earnings	$2,106	2,360

Other comprehensive gains (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $297,000 and $48,000 respectively	478	(78)

Other comprehensive earnings (losses)	478	(78)

Comprehensive earnings	$2,584	2,282

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$11,767	11,522
Fees and commissions received	1,536	1,315
Proceeds from sale of loans held for sale	16,657	34,580
Origination of loans held for sale	(15,063)	(28,684)
Interest paid	(4,003)	(3,854)
Cash paid to suppliers and employees	(4,562)	(4,181)
Income taxes paid	(407)	(645)

Net cash provided by operating activities	6,353	10,053

Cash flows from investing activities:
Purchase of available-for-sale securities	(49,323)	(39,143)
Proceeds from maturities, calls and principal payments of available for sale securities	42,543	34,761
Proceeds from sale of other real estate	73	58
Purchase of held-to-maturity securities	(250)	(305)
Proceeds from maturities, calls and principal payments of held-to-maturity securities	624	858
Loans made to customers, net of repayments	(19,636)	(12,073)
Purchase of premises and equipment	(1,273)	(148)

Net cash used in investing activities	(27,242)	(15,992)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	12,382	19,251
Net increase in time deposits	4,940	4,135
Increase in securities sold under repurchase agreements	5,070	424
Decrease in Federal Home Loan Bank advances	(127)	(174)
Dividends paid	(1,512)	(1,265)
Dividends paid to minority shareholders	(75)	(184)
Proceeds from sale of stock to minority shareholders	66	167
Proceeds from sale of common stock	1,383	1,138
Proceeds from sale of common stock pursuant to exercise of stock option	32	—

Net cash provided by financing activities	22,159	23,492

Net increase in cash and cash equivalents	1,270	17,553
Cash and cash equivalents at beginning of period	82,323	55,163

Cash and cash equivalents at end of period	$83,593	72,716

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,106	2,360
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	352	313
Provision for loan losses	612	581
Minority interests in net earnings of commercial bank Subsidiaries	163	232
Loss on sale of other real estate	5	45
Loss on sale of other assets	28	10
Decrease in loans held for sale	1,274	5,190
Increase in deferred tax assets	(10)	(6)
Increase in taxes payable	981	882
FHLB dividend reinvestment	(25)	(27)
Decrease (increase) in other assets, net	(133)	85
Increase in other liabilities	1,293	346
Decrease in interest receivable	—	14
Increase (decrease) in interest payable	(293)	28

Total adjustments	4,247	7,693

Net cash provided by operating activities	$6,353	10,053

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of income taxes of $297,000 and $48,000 for the quarters ended March 31, 2004 and 2003, respectively.	$478	(78)

Non-cash transfers from loans to other real estate	$594	384

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, comprehensive earnings for the three months ended March 31, 2004 and 2003 and changes in cash flows for the three months ended March 31, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2003 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$8,077	$6,943
Add (deduct):
Losses charged to allowance	(596)	(191)
Recoveries credited to allowance	67	57
Provision for loan losses	612	581

Balance, March 31, 2004 and 2003, respectively	$8,160	$7,390

Stock Split

The Company’s Board of Directors voted a 2 for 1 stock split for stockholders of record as of October 1, 2003 payable October 31, 2003. Each stockholder received one (1) additional share for each one (1) share owned with no allowance for fractional shares. Per share data included in these consolidated interim financial statements has been restated to give effect to the stock split.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses (Continued)

     We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

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

Results of Operations

     Net earnings decreased 10.8% to $ 2,106,000 for the three months ended March 31, 2004 from $2,360,000 in the first quarter of 2003. The decrease in net earnings was primarily due to a 11.4% increase in non-interest expenses which was partially offset by a 5.2% increase in net interest income. Non-interest expense included a $ 69,000 decrease in minority interest in net earnings of subsidiaries.

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, increased $224,000 or 1.9% during the three months ended March 31, 2004 as compared to the first quarter 2003. The increase in 2004 was primarily attributable to a minor increase in the interest rate environment and an increase in volume. The ratio of average earning assets to total average assets was 94.3% and 95.7% for the quarters ended March 31, 2004 and March 31, 2003, respectively.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net Interest Income, Continued

     Interest expense decreased $172,000 for the three months ended March 31, 2004 compared to a decrease of $863,000 for the same period in 2003. The decrease for the quarter ended March 31, 2004 was due primarily to a decrease in the rates paid on deposits.

     The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $396,000 or 5.2% for the first three months of 2004 as compared to the first quarter of 2003.

Provision for Possible Loan Losses

     The provision for loan losses was $612,000 and $581,000, respectively, for the first three months of 2004 and 2003. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $8,160,000, an increase of 1.0% from $8,077,000 at December 31, 2003. The allowance for possible loan losses was 1.3% and 1.4% of total loans outstanding at March 31, 2004 and December 31, 2003, respectively.

     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2004 to be adequate.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income

     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the three months ended March 31, 2004 decreased 8.2% to $1,856,000 from $2,021,000 for the same period in 2003. This decrease was due to a decrease of $386,000 or 54.7% in gain on sale of loans from $706,000 during the first quarter of 2003 to $320,000 for the same period in 2004 as a result of a general reduction on mortgage refinancings. Service charges on deposit accounts increased $105,000 or 10.5% to $1,103,000, and other fees and commissions increased $116,000 or 36.6% to $433,000 compared to $317,000 for the same quarter in 2003.

Non-Interest Expenses

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, loss on sale of other assets, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $597,000 or 11.4% during the first three months of 2004 compared to the same period in 2003. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased from 238 at March 31, 2003 to 291 at March 31, 2004. Increases in occupancy expenses were also due to the Company’s growth. Other operating expenses for the three months ended March 31, 2004 decreased to $1,240,000 from $1,301,000 for the three months ended March 31, 2003. These expenses include Federal deposit insurance premiums, supplies and general operating costs.

Income Taxes

     The Company’s income tax expense was $1,378,000 for the three months ended March 31, 2004, a decrease of $143,000 over the comparable period in 2003. The percentage of income tax expense to net income before taxes was 39.6% and 39.2% for the periods ended March 31, 2004 and 2003, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Earnings Per Share, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2004 and 2003:

(In Thousands, except share amounts)	2004	2003
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$2,106	$2,360

Denominator – Weighted average number of common shares outstanding	4,355,124	4,249,190

Basic earnings per common share	$.48	$.56

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$2,106	$2,360

Denominator:
Weighted average number of common shares outstanding	4,355,124	4,249,190
Dilutive effect of stock options	11,287	9,050

	4,366,411	4,258,240

Diluted earnings per common share	$.48	$.55

Financial Condition

Balance Sheet Summary

     The Company’s total assets increased 3.2% to $879,558,000 during the three months ended March 31, 2004 from $852,619,000 at December 31, 2003. Loans, net of allowance for possible loan losses, totaled $603,144,000 at March 31, 2004, a 3.2% increase compared to $584,714,000 at December 31, 2003. This increase was primarily due to the Company’s ability to increase its market share of loans while maintaining its loan underwriting standards. Securities increased $7,243,000 or 4.8% to $156,779,000 at March 31, 2004. Federal funds sold decreased $256,000 to $53,653,000 at March 31, 2004 from $53,909,000 at December 31, 2003.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Balance Sheet Summary, Continued

     Total liabilities increased by 3.1% to $806,993,000 for the three months ended March 31, 2004 compared to $782,747,000 at December 31, 2003. This increase was composed primarily of a $17,322,000 increase in total deposits from $770,419,000 at December 31, 2003 to $787,741,000 at March 31, 2004. Securities sold under repurchase agreements increased $5,070,000 during the quarter ended March 31, 2004 and Federal Home Loan Bank advances decreased $127,000 during the quarter ended March 31, 2004.

     The following schedule details the loans of the Company at March 31, 2004 and December 31, 2003:

	(In Thousands)
	March 31,	December 31,
	2004	2003
Commercial, financial & agricultural	$93,688	$174,235
Real estate – construction	59,249	39,508
Real estate – mortgage	381,543	314,168
Installment	77,609	64,880

	612,089	592,791
Unearned interest	(785)	—

	$611,304	$592,791

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $256,077,000, $70,676,000 and $2,432,000, respectively at March 31, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2004, the Company had nonaccrual loans totaling $1,814,000 as compared to $462,000 at December 31, 2003.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2004, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Impaired loans and related allowance for loan loss amounts at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004		December 31, 2003
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$1,816	191	3,364	121
Impaired loans with no allowance for loan loss	—	—	—	—

	$1,816	191	3,364	121

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The following schedule details selected information as to non-performing loans of the Company:

	March 31, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$455	573	880	270
Installment loans	244	66	716	175
Commercial	17	1,175	170	17

	$716	1,814	1,766	462

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2004 totaled $2,530,000 as compared to $2,228,000 at December 31, 2003. The increase in non-performing loans during the three months ended March 31, 2004 of $302,000 is due primarily to a increase in non-performing commercial loans. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following table presents total internally graded loans as of March 31, 2004 and December 31, 2003:

	March 31, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,634	155	2,435	44
Real estate mortgage	4,624	1,770	2,666	188
Real estate construction	—	—	—	—
Consumer	1,326	330	775	221

	$8,584	2,255	5,876	453

	December 31, 2003
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$326	84	234	8
Real estate mortgage	5,280	1,487	3,793	—
Real estate construction	—	—	—	—
Consumer	1,050	248	712	90

	$6,656	1,819	4,739	98

     At March 31, 2004, loans totaling $8,584,000 were included in the Company’s internal classified loan list. Of these loans $4,624,000 are real estate and $3,960,000 are personal and other loans. The collateral values securing these loans total approximately $14,042,000, ($8,790,000 related to real property and $5,252,000 related to personal loans). Internally classified loans increased $1,928,000 or 29.0% from $6,656,000 at December 31, 2003. Internally classified real estate loans decreased $656,000 and personal and other loans increased $2,584,000 from December 31, 2003 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

     The increase in the internally graded loans is concentrated in several loans that were downgraded during the quarter ended March 31, 2004. The loans were downgraded due to bankruptcies, foreclosures and repossessions. Residential real estate loans that are internally graded totaling $4,624,000 and $5,280,000 at March 31, 2004 and December 31, 2003 consist of 73 and 64 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses

	March 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$1,662	15.3%	$2,099	29.4%
Real estate construction	316	9.7	340	6.7
Real estate mortgage	5,143	62.3	4,660	53.0
Installment	1,039	12.7	978	10.9

	$8,160	100%	$8,077	100%

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

     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2004, the Company’s liquid assets totaled $125,647,000.

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

     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.7 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2004 loans totaling approximately $245.1 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $88.6 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in a materially adverse way.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Off Balance Sheet Arrangements

     At March 31, 2004 we had unfunded loan commitments outstanding of $119.3 million and outstanding standby letters of credit of $6.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

     Capital. At March 31, 2004, total stockholders’ equity was $65,810,000 or 7.5% of total assets, which compares with $63,323,000 or 7.4% of total assets at December 31, 2003. The dollar increase in stockholders’ equity during the three months ended March 31, 2004 results from the Company’s net income of $2,106,000, proceeds from the issuance of common stock related to exercise of stock options of $32,000, the net effect of a $478,000 unrealized gain on investment securities net of applicable income taxes, and cash dividends declared of $1,512,000 of which $1,383,000 was reinvested under the Company’s dividend reinvestment plan.

     In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of March 31, 2004, the bank has granted key employees options to purchase a total of 48,601 shares of common stock. At March 31, 2004, 32,269 were exercisable.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Position and Dividends (Continued)

     SFAS No. 123, “Accounting for Stock Based Compensation’ ” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the quarters ended March 31, 2004 and 2003, respectively, would have been reduced to the proforma amounts indicated below:

(In Thousands)	2004	2003
Net Earnings:
As Reported	$2,106	$2,360
Proforma	$2,095	$2,337
Basic Earnings per common share:
As Reported	$.48	$.56
Proforma	$.48	$.55
Diluted Earnings per common share:
As Reported	$.48	$.55
Proforma	$.48	$.55

     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2004 the Company’s total risk-based capital ratio was 12.3% and its Tier I risk-based capital ratio was 11.1%. At December 31, 2003, the Company’s total risk-based capital ratio was 12.6% and its Tier I risk-based capital ratio was 12.4%. At March 31, 2004 and December 31, 2003, the Company had a leverage ratio of 7.6% and 8.8% respectively. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%.

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

     There have been no material changes in reported market risks during the three months ended March 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIE,USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

WILSON BANK HOLDING COMPANY (Registrant)
DATE:	May 10, 2004	/s/ Randall Clemons Randall Clemons President and Chief Executive Officer
DATE:	May 10, 2004	/s/ Lisa Pominski Lisa Pominski Senior Vice President & Chief Financial Officer