Form 10-Q/A
period 2004-03-31
WILSON BANK HOLDING CO
filed 2004-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Wilson Bank Holding Company (the “Form 10-Q”) filed on May 10, 2004 for the quarterly period ended March 31, 2004 is being filed to reflect certain changes to the Company’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are amending Item 1. Financial Statements to reflect the restatement of, among other items, our provision for possible loan losses, minority interest in net earnings of subsidiaries, earnings before income taxes, income taxes, net income, and earnings per share as a result of an amendment to the quarterly financial statements of one of the Company’s 50% owned subsidiaries. We are also amending Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the changes in Item 1.

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
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Unaudited)

	March 31,	December 31,
	2004	2003
	(In Thousands)
Assets
Loans	$611,304	592,791
Less: Allowance for loan losses	(8,968)	(8,077)

Net loans	602,336	584,714
Securities:
Held to maturity, at cost (market value — $17,138,000 and $17,326,000, respectively)	16,263	16,643
Available-for-sale, at market (amortized cost — $139,881,000 and $133,117,000, respectively)	140,516	132,893

Total securities	156,779	149,536
Loans held for sale	2,698	3,972
Other interest bearing assets	2,584	2,559
Federal funds sold	53,653	53,909

Total earning assets	818,050	794,690
Cash and due from banks	29,940	28,414
Bank premises and equipment, net	20,109	19,166
Accrued interest receivable	4,740	4,740
Deferred income tax asset	2,164	2,483
Other real estate	933	417
Other assets	2,814	2,709

Total assets	$878,750	852,619

Liabilities and Stockholders’ Equity
Deposits	$787,741	770,419
Securities sold under repurchase agreements	13,676	8,606
Federal Home Loan Bank advances	585	712
Accrued interest and other liabilities	4,783	3,010

Total liabilities	806,785	782,747

Minority interest	6,455	6,549

Stockholders’ equity:
Common stock, $2.00 par value; authorized 5,000,000 shares, issued 4,373,029 and 4,320,606 shares, respectively	8,746	8,642
Additional paid-in capital	13,240	11,928
Retained earnings	43,131	42,838
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $244,000 and $53,000, respectively	393	(85)

Total stockholders’ equity	65,510	63,323

Total liabilities and stockholders’ equity	$878,750	852,619

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(Dollars In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$10,296	10,113
Interest and dividends on securities:
Taxable securities	1,138	1,016
Exempt from Federal income taxes	178	167
Interest on loans held for sale	28	111
Interest on Federal funds sold	130	139

Total interest income	11,770	11,546

Interest expense:
Interest on negotiable order of withdrawal accounts	50	69
Interest on money market and savings accounts	786	717
Interest on certificates of deposit	2,813	3,042
Interest on securities sold under repurchase agreements	48	35
Interest on Federal Home Loan Bank advances	13	19

Total interest expense	3,710	3,882

Net interest income before provision for possible loan losses	8,060	7,664
Provision for possible loan losses	1,420	581

Net interest income after provision for possible loan losses	6,640	7,083

Non-interest income:
Service charges on deposit accounts	1,103	998
Other fees and commissions	433	317
Gain on sale of loans	320	706

	1,856	2,021

Non-interest expense:
Salaries and employee benefits	3,354	2,838
Occupancy expenses, net	381	325
Furniture and equipment expense	398	202
Data processing expense	58	90
Directors’ Fees	193	180
Other operating expenses	1,240	1,301
Loss on sale of other assets	28	10
Loss on sale of other real estate	5	45
Minority interest in net earnings of subsidiaries	(137)	232

	5,520	5,223

Earnings before income taxes	2,976	3,881
Income taxes	1,170	1,521

Net earnings	$1,806	2,360

Weighted average number of shares outstanding	4,355,124	4,249,190

Basic earnings per common share	$.41	.56

Diluted earnings per common share	$.41	.55

Dividends per share	$.35	.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(In Thousands)
Net earnings	$1,806	2,360

Other comprehensive gains (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $297,000 and $48,000 respectively	478	(78)

Other comprehensive earnings (losses)	478	(78)

Comprehensive earnings	$2,284	2,282

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$11,767	11,522
Fees and commissions received	1,536	1,315
Proceeds from sale of loans held for sale	16,657	34,580
Origination of loans held for sale	(15,063)	(28,684)
Interest paid	(4,003)	(3,854)
Cash paid to suppliers and employees	(4,134)	(4,181)
Income taxes paid	(407)	(645)

Net cash provided by operating activities	6,353	10,053

Cash flows from investing activities:
Purchase of available-for-sale securities	(49,323)	(39,143)
Proceeds from maturities, calls and principal payments of available for sale securities	42,543	34,761
Proceeds from sale of other real estate	73	58
Purchase of held-to-maturity securities	(250)	(305)
Proceeds from maturities, calls and principal payments of held-to-maturity securities	624	858
Loans made to customers, net of repayments	(19,636)	(12,073)
Purchase of premises and equipment	(1,273)	(148)

Net cash used in investing activities	(27,242)	(15,992)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	12,382	19,251
Net increase in time deposits	4,940	4,135
Increase in securities sold under repurchase agreements	5,070	424
Decrease in Federal Home Loan Bank advances	(127)	(174)
Dividends paid	(1,512)	(1,265)
Dividends paid to minority shareholders	(75)	(184)
Proceeds from sale of stock to minority shareholders	66	167
Proceeds from sale of common stock	1,383	1,138
Proceeds from sale of common stock pursuant to exercise of stock option	32	—

Net cash provided by financing activities	22,159	23,492

Net increase in cash and cash equivalents	1,270	17,553
Cash and cash equivalents at beginning of period	82,323	55,163

Cash and cash equivalents at end of period	$83,593	72,716

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,806	2,360
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	352	313
Provision for loan losses	1,420	581
Minority interests in net earnings of commercial bank Subsidiaries	(137)	232
Loss on sale of other real estate	5	45
Loss on sale of other assets	28	10
Decrease in loans held for sale	1,274	5,190
Increase in deferred tax assets	(10)	(6)
Increase in taxes payable	773	882
FHLB dividend reinvestment	(25)	(27)
Decrease (increase) in other assets, net	(133)	85
Increase in other liabilities	1,293	346
Decrease in interest receivable	—	14
Increase (decrease) in interest payable	(293)	28

Total adjustments	4,547	7,693

Net cash provided by operating activities	$6,353	10,053

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of income taxes of $297,000 and $48,000 for the quarters ended March 31, 2004 and 2003, respectively.	$478	(78)

Non-cash transfers from loans to other real estate	$594	384

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

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$8,077	$6,943
Add (deduct):
Losses charged to allowance	(596)	(191)
Recoveries credited to allowance	67	57
Provision for loan losses	1,420	581

Balance, March 31, 2004 and 2003, respectively	$8,968	$7,390

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

Results of Operations

     Net earnings decreased 23.5% to $1,806,000 for the three months ended March 31, 2004 from $2,360,000 in the first quarter of 2003. The decrease in net earnings was primarily due to a 144.4% increase in the provision for loan losses. See “Provision for Possible Loan Losses” for further explanation. Non-interest expense included a $369,000 decrease in minority interest in net earnings of subsidiaries.

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

Provision for Possible Loan Losses

     The provision for loan losses was $1,420,000 and $581,000, respectively, for the first three months of 2004 and 2003. Subsequent to March 31, 2004, the Company performed a detailed evaluation of one of the subsidiary bank’s loan officer’s portfolio. Based on this evaluation, it was determined that an additional provision should be made to the allowance for possible loan losses for the quarter ended March 31, 2004 in the amount of $808,000. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $8,968,000, an increase of 11.0% from $8,077,000 at December 31, 2003. The allowance for possible loan losses was 1.5% and 1.4% of total loans outstanding at March 31, 2004 and December 31, 2003, respectively.

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

Non-Interest Expenses

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, loss on sale of other assets, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $297,000 or 5.7% during the first three months of 2004 compared to the same period in 2003. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased from 238 at March 31, 2003 to 291 at March 31, 2004. Increases in occupancy expenses were also due to the Company’s growth. Other operating expenses for the three months ended March 31, 2004 decreased to $1,240,000 from $1,301,000 for the three months ended March 31, 2003. These expenses include Federal deposit insurance premiums, supplies and general operating costs. The minority interest in net earnings of subsidiaries decreased $369,000 due to the additional provision to the allowance for loan losses as discussed above in the “Provision for Possible Loan Losses”.

Income Taxes

     The Company’s income tax expense was $1,170,000 for the three months ended March 31, 2004, a decrease of $351,000 over the comparable period in 2003. The decrease is a result of the additional provision to the allowance for loan losses as discussed in the “Provision for Possible Loan Losses”. The percentage of income tax expense to net income before taxes was 39.3% and 39.2% for the periods ended March 31, 2004 and 2003, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Earnings Per Share, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2004 and 2003:

(In Thousands, except share amounts)	2004	2003
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$1,806	$2,360

Denominator – Weighted average number of common shares outstanding	4,355,124	4,249,190

Basic earnings per common share	$.41	$.56

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$1,806	$2,360

Denominator:
Weighted average number of common shares outstanding	4,355,124	4,249,190
Dilutive effect of stock options	11,287	9,050

	4,366,411	4,258,240

Diluted earnings per common share	$.41	$.55

Financial Condition

Balance Sheet Summary

     The Company’s total assets increased 3.1% to $878,750,000 during the three months ended March 31, 2004 from $852,619,000 at December 31, 2003. Loans, net of allowance for possible loan losses, totaled $602,336,000 at March 31, 2004, a 3.0% increase compared to $584,714,000 at December 31, 2003. This increase was primarily due to the Company’s ability to increase its market share of loans while maintaining its loan underwriting standards. Securities increased $7,243,000 or 4.8% to $156,779,000 at March 31, 2004. Federal funds sold decreased $256,000 to $53,653,000 at March 31, 2004 from $53,909,000 at December 31, 2003.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses

	March 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$1,162	15.3%	$2,099	29.4%
Real estate construction	316	9.7	340	6.7
Real estate mortgage	5,412	62.3	4,660	53.0
Installment	2,078	12.7	978	10.9

	$8,968	100%	$8,077	100%

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

Capital Position and Dividends

     Capital. At March 31, 2004, total stockholders’ equity was $65,510,000 or 7.5% of total assets, which compares with $63,323,000 or 7.4% of total assets at December 31, 2003. The dollar increase in stockholders’ equity during the three months ended March 31, 2004 results from the Company’s net income of $1,806,000, proceeds from the issuance of common stock related to exercise of stock options of $32,000, the net effect of a $478,000 unrealized gain on investment securities net of applicable income taxes, and cash dividends declared of $1,512,000 of which $1,383,000 was reinvested under the Company’s dividend reinvestment plan.

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

(In Thousands)	2004	2003
Net Earnings:
As Reported	$1,806	$2,360
Proforma	$1,795	$2,337
Basic Earnings per common share:
As Reported	$.41	$.56
Proforma	$.41	$.55
Diluted Earnings per common share:
As Reported	$.41	$.55
Proforma	$.41	$.55

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

PART II. OTHER INFORMATION

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

WILSON BANK HOLDING COMPANY (Registrant)
DATE:	August 9, 2004	/s/ Randall Clemons Randall Clemons President and Chief Executive Officer
DATE:	August 9, 2004	/s/ Lisa Pominski Lisa Pominski Senior Vice President & Chief Financial Officer