Form 10-Q
period 2004-06-30
WILSON BANK HOLDING CO
filed 2004-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Common stock outstanding: 4,430,591 shares at August 6, 2004

Part 1: FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets – June 30, 2004 and December 31, 2003.
Consolidated Statements of Earnings — For the three months and six months ended June 30, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2004 and 2003.
Consolidated Statements of Cash Flows — For the six months ended June 30, 2004 and 2003.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 4. Controls and Procedures
Part II: OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
Signatures
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Unaudited)

	June 30,	December 31,
	2004	2003
	(In Thousands)
Assets
Loans	$656,736	592,791
Less: Allowance for loan losses	(8,758)	(8,077)

Net loans	647,978	584,714
Securities:
Held to maturity, at cost (market value $15,630,000 and $17,326,000 respectively)	15,421	16,643
Available-for-sale, at market (amortized cost $119,149,000 and $133,117,000, respectively)	115,835	132,893

Total securities	131,256	149,536
Loans held for sale	2,136	3,972
Other interest bearing assets	2,609	2,559
Federal funds sold	29,936	53,909

Total earning assets	813,915	794,690
Cash and due from banks	24,898	28,414
Bank premises and equipment, net	20,311	19,166
Accrued interest receivable	4,470	4,740
Other real estate	751	417
Deferred income tax asset	3,684	2,483
Other assets	3,542	2,709

Total assets	$871,571	852,619

Liabilities and Stockholders’ Equity
Deposits	$781,823	770,419
Securities sold under repurchase agreements	9,832	8,606
Federal Home Loan Bank Advances	566	712
Federal funds purchased	2,276	—
Accrued interest and other liabilities	4,795	3,010

Total liabilities	799,292	782,747

Minority Interest	6,564	6,549

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 and 5,000,000 shares, respectively, issued 4,375,761 at June 30, 2004 and 4,320,606 shares at December 31, 2003, respectively	8,751	8,642
Additional paid-in capital	13,276	11,928
Retained earnings	45,547	42,838
Net unrealized gains on available-for-sale securities, net of income taxes of $1,154,000 and $53,000 respectively	(1,859)	(85)

Total stockholders’ equity	65,715	63,323

Total liabilities and stockholders’ equity	$871,571	852,619

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$10,754	10,012	$21,050	20,125
Interest and dividends on securities:
Taxable securities	1,109	917	2,247	1,933
Exempt from Federal income taxes	171	147	349	314
Interest on loans held for sale	48	94	76	205
Interest on Federal funds sold	73	138	203	277

Total interest income	12,155	11,308	23,925	22,854

Interest expense:
Interest on negotiable order of withdrawal accounts	56	69	106	138
Interest on money market and savings accounts	763	761	1,549	1,478
Interest on certificates of deposit	2,855	2,933	5,668	5,975
Interest on securities sold under repurchase agreements	42	43	90	78
Interest on Federal Home Loan Bank advances	10	13	23	32
Interest on Fed funds purchased	3	1	3	1

Total interest expense	3,729	3,820	7,439	7,702

Net interest income before provision for possible loan losses	8,426	7,488	16,486	15,152
Provision for possible loan losses	337	471	1,757	1,052

Net interest income after provision for possible loan losses	8,089	7,017	14,729	14,100

Non-interest income:
Service charges on deposit accounts	1,261	1,117	2,364	2,115
Other fees and commissions	380	422	813	739
Gain on sale of loans	380	878	700	1,584
Gain on sale of other real estate	—	5	—	5

Total non-interest income	2,021	2,422	3,877	4,443

Non-interest expense:
Salaries and employee benefits	3,554	3,027	6,908	5,865
Occupancy expenses, net	388	354	769	679
Furniture and equipment expense	376	225	774	427
Data processing expense	59	210	117	300
Directors’ fees	168	155	361	335
Other operating expenses	1,249	1,146	2,489	2,447
Loss on sale of other real estate	10	42	38	52
Loss on sale of other assets	30	(28)	35	17
Loss on sale of securities	68	—	68	—
Minority interest in net earnings of subsidiaries	295	246	158	478

Total non-interest expense	6,197	5,377	11,717	10,600

Earnings before income taxes	3,913	4,062	6,889	7,943
Income taxes	1,498	1,662	2,668	3,183

Net earnings	$2,415	2,400	$4,221	4,760

Basic earnings per common share	$.56	.56	$.97	1.12

Diluted earnings per common share	$.55	.56	$.96	1.12

Dividends per share	$—	—	$.35	.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Net earnings	$2,415	2,400	$4 ,221	4,760

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities Arising during period, net of income taxes of $1,423,000, $23,000, $1,127,000, and $25,000, respectively	(2,294)	37	(1,816)	(41)
Reclassification adjustment for net losses included in net earnings, net of taxes of $26,000	42	—	42	—

Other comprehensive earnings (losses)	(2,252)	37	(1,774)	(41)

Comprehensive earnings	$163	2,437	$2,447	4,719

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$24,235	23,406
Fees and commissions received	3,177	2,854
Proceeds from sale of loans	37,024	79,307
Origination of loans held for sale	(34,488)	(74,202)
Interest paid	(7,361)	(7,868)
Cash paid to suppliers and employees	(9,544)	(8,462)
Income taxes paid	(3,108)	(3,963)

Net cash provided by operating activities	9,935	11,072

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,461	2,071
Proceeds from maturities, calls, and principal payments of available-for-sale securities	56,509	86,624
Purchase of held-to-maturity securities	(250)	(1,010)
Purchase of available-for-sale securities	(67,025)	(73,790)
Loans made to customers, net of repayments	(65,906)	(15,442)
Purchase of premises and equipment	(1,884)	(1,287)
Proceeds from sale of other real estate	513	903
Proceeds from sale of other assets	125	—
Proceeds from sales of available for sale securities	24,337	—

Net cash used in investing activities	(52,120)	(1,931)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	(6,817)	91,227
Net increase (decrease) in time deposits	18,221	(63,255)
Increase in securities sold under repurchase agreements	1,226	2,142
Net decrease in advances from Federal Home Loan Bank	(146)	(196)
Net increase in Federal funds purchased	2,276	—
Dividends paid	(1,512)	(1,265)
Dividends paid to minority shareholders	(75)	(184)
Proceeds from sale of stock to minority shareholders	66	167
Proceeds from sale of common stock	1,383	1,138
Proceeds from exercise of stock options	74	5

Net cash provided by financing activities	14,696	29,779

Net increase (decrease) in cash and cash equivalents	(27,489)	38,920

Cash and cash equivalents at beginning of period	82,323	55,163

Cash and cash equivalents at end of period	$54,834	94,083

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by
Operating activities:
Net earnings	$4,221	4,760
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	829	614
Provision for loan losses	1,757	1,052
Minority interests in net earnings of commercial bank Subsidiaries	158	478
FHLB dividend reinvestment	(50)	(50)
Loss on sale of other real estate	38	47
Loss on sale of other assets	35	17
Security losses	68	—
Decrease in loans held for sale	1,836	3,521
Increase in deferred tax assets	(18)	(8)
Increase in other assets, net	(994)	(15)
Decrease in taxes payable	(422)	(772)
Decrease in interest receivable	270	601
Increase in other liabilities	2,129	993
Increase (decrease) in interest payable	78	(166)

Total adjustments	5,714	6,312

Net cash provided by operating activities	$9,935	11,072

Supplemental schedule of non-cash activities:
Unrealized loss in values of securities available-for-sale, net of income taxes of $1,101,000 and $25,000 for the six months ended June 30, 2004 and 2003, respectively	$(1,774)	(41)

Non-cash transfers from loans to other real estate	$885	594

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of operations for the three months and six months ended June 30, 2004 and 2003, comprehensive earnings for the three months and six months ended June 30, 2004 and 2003 and changes in cash flows for the six months ended June 30, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2003 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$8,077	6,943
Add (deduct):
Losses charged to allowance	(1,197)	(454)
Recoveries credited to allowance	121	119
Provision for loan losses	1,757	1,052

Balance, June 30, 2004 and 2003, respectively	$8,758	7,660

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

Results of Operations

     Net earnings decreased 11.3% to $4,221,000 for the six months ended June 30, 2004 from $4,760,000 in the first six months of 2003. Net earnings were $2,415,000 for the quarter ended June 30, 2004, an increase of $15,000 or .6% from $2,400,000 for the three months ended June 30, 2003 and an increase of $609,000 or 33.7% over the quarter ended March 31, 2004. The decrease in net earnings during the six months ended June 30, 2004 was primarily due to a 55.8% decrease in gain on sale of loans as mortgage refinancings slowed and an increase of $705,000 or 67.0% in provision for possible loan losses as a result of the Company’s detailed evaluation of the loan portfolio of one of its 50% owned subsidiary’s loan officers.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net Interest Income

     Net interest income represents the amount by which interest earned on various interest-earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $1,071,000 or 4.7% during the six months ended June 30, 2004 as compared to the same period in 2003. The increase in total interest income was $847,000 or 7.5% for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. Interest income increased $385,000 or 3.3% over the first three months of 2004. The increase in the first six months of 2004 was primarily attributable to a minor increase in the interest rate environment and an increase in volume. The ratio of average earning assets to total average assets was 95.2% and 95.4% for the six months ended June 30, 2004 and June 30, 2003, respectively.

     Interest expense decreased $263,000 or 3.4% for the six months ended June 30, 2004 as compared to the same period in 2003. The decrease was $91,000 or 2.4% for the three months ended June 30, 2004 as compared to the same period in 2003. Interest expense increased $19,000 or .5% for the quarter ended June 30, 2004 over the first three months of 2004. The overall decrease in total interest expense for the first six months of 2004 was primarily attributable to a decrease in the rates paid on deposits when compared to the six months ended June 30, 2003.

     The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $1,334,000 or 8.8% for the first six months of 2004 as compared to the same period in 2003. The increase was $938,000 or 12.5% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 and an increase of $366,000 or 4.5% when compared to the first quarter of 2004.

Provision for Possible Loan Losses

     The provision for possible loan losses was $1,757,000 and $1,052,000 for the first six months of 2004 and 2003, respectively. The provision for loan losses during the three month periods ended June 30, 2004 and 2003 was $337,000 and $471,000, respectively. Subsequent to March 31, 2004, the Company performed a detailed evaluation of one of its 50% owned subsidiary’s loan officer’s portfolios. Based on this evaluation, it was determined that an additional provision should be made to the allowance for possible loan losses for the quarter ended March 31, 2004 in the amount of $808,000. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $8,758,000, an increase of 8.4% from $8,077,000 at December 31, 2003. The allowance for possible loan losses as a percentage of total outstanding loans was 1.3% at June 30, 2004 and 1.4% at December 31, 2003, respectively.

     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at June 30, 2004 to be adequate.

Non-Interest Income

     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2003 decreased 12.7% to $3,877,000 from $4,443,000 for the same period in 2003. The decrease was $401,000 or 16.6% during the quarter ended June 30, 2004 compared to the second quarter in 2003, and there was an increase of $165,000 or 8.9% over the first three months of 2004. The decrease for the first six months of 2004 was due primarily to a decrease in gain on sale of loans. Gain on sale of loans decreased $884,000 or 55.8% during the six months ended June 30, 2004 compared to the same period in 2003. Gain on sale of loans decreased $498,000 or 56.7% during the quarter ended June 30, 2004 compared to the same quarter in 2003. The gain on sale of loans decreased significantly as a result of a decrease in financing mortgages due to higher rates. Service charges on deposit accounts totaled $2,364,000 and $2,115,000 during the six months ended June 30, 2004 and 2003, respectively, an increase of $249,000 or 11.8% and $1,261,000 and $1,117,000 during the quarters ended June 30, 2004 and 2003, respectively, an increase of $144,000 or 12.9%.

     The Company’s non interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non interest income generally reflect the registrant’s growth, while fees for origination of mortgage loans will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.

Non-Interest Expenses

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $1,117,000 or 10.5% during the first six months of 2004 compared to the same period in 2003. The increases for the quarter ended June 30, 2004 were $820,000 or 15.3% as compared to the comparable quarter in 2003 and $677,000 or 12.3% as compared to the first three months of 2004. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased to 298 at June 30, 2004 an increase from 266 at June 30, 2003. Increases in occupancy and furniture and equipment expenses were also due to the Company’s growth. Other operating expenses for the six months ended June 30, 2004 increased to $2,489,000 from $2,447,000 for the comparable period in 2003. Other operating expenses increased $103,000 or 9.0% during the quarter ended June 30, 2004 as compared to the same period in 2003. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income Taxes

     The Company’s income tax expense was $2,668,000 for the six months ended June 30, 2004, a decrease of $515,000 over the comparable period in 2003. Income tax expense was $1,498,000 for the quarter ended June 30, 2004, a decrease of $164,000 over the same period in 2003. The percentage of income tax expense to net income before taxes was 38.7% and 40.1% for the six months ended June 30, 2004 and 2003, respectively and 38.3% and 40.9% for the quarters ended June 30, 2004 and 2003. The percentage of income tax expense to net income before taxes was 39.3% for the first three months of 2004. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$2,415	2,400	$4,221	4,760

Denominator – Weighted average number of common shares outstanding	4,373,345	4,266,772	4,364,787	4,258,030

Basic earnings per common share	$.56	.56	$.97	1.12

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$2,415	2,400	$4,221	4,760

Denominator – Weighted average number of common shares outstanding	4,373,345	4,266,772	4,364,787	4,258,030
Dilutive effect of stock options	10,465	10,500	11,167	9,820

	4,383,810	4,277,272	4,375,954	4,267,850

Diluted earnings per common share	$.55	.56	$.96	1.12

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition

Balance Sheet Summary

     The Company’s total assets increased 2.2% to $871,571,000 during the six months ended June 30, 2004 from $852,619,000 at December 31, 2003. Total assets decreased $7,179,000 during the three-month period ended June 30, 2004 and increased $26,131,000 or 3.1% during the three-month period ended March 31, 2004. Loans, net of allowance for possible loan losses, totaled $647,978,000 at June 30, 2004, a 10.8% increase compared to $584,714,000 at December 31, 2003. Net loans increased $45,642,000 or 7.6% and $17,622,000 or 3.0% during the quarters ended June 30, 2004 and March 31, 2004, respectively. These increases were primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities decreased $18,280,000 or 12.2% to $131,256,000 at June 30, 2004 from $149,536,000 at December 31, 2003. Securities decreased $25,523,000 or 16.3% during the three months ended June 30, 2004. This decrease is a result of bonds being sold to provide liquid funds to fund loan growth. Federal funds sold also decreased as a result of loan growth from $23,973,000 to $29,936,000 at June 30, 2004 from $53,909,000 at December 31, 2003.

     Total liabilities increased by 2.1% to $799,292,000 at June 30, 2004 compared to $782,747,000 at December 31, 2003. From March 31, 2004, total liabilities decreased $7,493,000 or .9% . These increases were composed primarily of a $11,404,000 or 1.5% increase in total deposits, consisting primarily of increases in time deposits, and an increase of $1,226,000 or 14.2% in securities sold under repurchase agreements during the six months ended June 30, 2004. Federal Home Loan Bank advances decreased $146,000 during the six months ended June 30, 2004 and Federal funds purchased increased $2,276,000 during the six months ended June 30, 2004.

     The following schedule details the loans of the Company at June 30, 2004 and December 31, 2003:

	(In Thousands)
	June 30,	December 31,
	2004	2003
Commercial, financial & agricultural	$101,612	$174,235
Real estate – construction	67,032	39,508
Real estate – mortgage	406,708	314,168
Installment	82,276	64,880

	657,628	592,791
Unearned interest	(892)	(—)

	$656,736	$592,791

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

     The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $269,135,000, $74,930,000 and $2,217,000, respectively at June 30, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2004, the Company had nonaccrual loans totaling $568,000 as compared to $462,000 at December 31, 2003.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2004, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004		December 31, 2003
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$569	89	3,364	121
Impaired loans with no allowance for loan loss	—	—	—	—

	$569	89	$3,364	121

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following schedule details selected information as to non-performing loans of the Company at June 30, 2004:

	June 30, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$1,231	510	880	270
Installment loans	320	58	716	175
Commercial	36	—	170	17

	$1,587	568	1,766	462

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2004 totaled $2,155,000 a decrease from $2,228,000 at December 31, 2003. During the three months ended June 30, 2004, non-performing loans decreased $375,000 from $2,530,000 at March 31, 2004 The decrease in non-performing loans during the six months ended June 30, 2004 of $73,000 is due primarily to an decrease in non-performing installment loans of $513,000 offset by an increase in non-performing real estate loans of $591,000. No material losses on these loans are anticipated by management.

     The following table presents total internally graded loans as of June 30, 2004 and December 31, 2003:

	June 30, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$3,141	313	2,828	—
Real estate mortgage	6,491	1,095	5,377	19
Real estate construction	—	—	—	—
Consumer	1,555	396	979	180

	$11,187	1,804	9,184	199

	December 31, 2003
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$326	84	234	8
Real estate mortgage	5,280	1,487	3,793	—
Real estate construction	—	—	—	—
Consumer	1,050	248	712	90

	$6,656	1,819	4,739	98

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The collateral values securing internally graded loans, based on estimates received by management, total approximately $17,022,000 ($11,231,000 related to real property and $5,791,000 related to personal and other loans). The internally classified loans have increased $4,531,0000 or 68.1% from $6,656,000 at December 31, 2003, respectively. The increase in the internally classified loans is concentrated in several loans that were downgraded during the six months ended June 30, 2004. These loans were downgraded due primarily to bankruptcies and foreclosures. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

     Residential real estate loans that are internally classified totaling $6,491,000 and $5,280,000 at June 30, 2004 and December 31, 2003 consist of 103 and 64 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$620	15.5%	$2,099	29.4%
Real estate construction	315	10.2	340	6.7
Real estate mortgage	6,474	61.8	4,660	53.0
Installment	1,349	12.5	978	10.9

	$8,758	100%	$8,077	100%

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

     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2004, the Company’s liquid assets totaled $75,328,000.

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

     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $9.8 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2004 loans totaling approximately $224.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $84.1 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Off Balance Sheet Arrangements

At June 30, 2004 we had unfunded loan commitments outstanding of $125.7 million and outstanding standby letters of credit of $11.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

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

Capital Position and Dividends

     Capital. At June 30, 2004, total stockholders’ equity was $65,715,000 or 7.5% of total assets, which compares with $63,323,000 or 7.4% of total assets at December 31, 2003. The dollar increase in stockholders’ equity during the six months ended June 30, 2004 results from the Company’s net income of $4,221,000, the net effect of a $1,774,000 unrealized loss on investment securities net of applicable income taxes and cash dividends declared of $1,512,000 of which $1,383,000 was reinvested under the Company’s dividend reinvestment plan plus proceeds of $74,000 related to the exercise of stock options.

     In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of June 30, 2004, the bank has granted key employees options to purchase a total of 95,869 shares of common stock. At June 30, 2004, 29,804 shares were exercisable.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2004 and 2003, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Net Earnings
As Reported	$2,415	2,400	$4,221	4,760
Proforma	2,404	2,377	4,199	4,737
Basic earnings per common share
As Reported	$.56	.56	$.97	1.12
Proforma	.55	.56	.96	1.11
Diluted earnings per common share
As Reported	$.56	.56	$.97	1.12
Proforma	.55	.56	.96	1.11

     The Financial Accounting Standards Board has proposed a pronouncement that requires all companies to recognize compensation expense related to the issuance of stock options. However, implementation of this pronouncement has been delayed through Congressional action. The ultimate outcome remains unknown until Congress reaches a consensus on how to account for stock options. If the Company is required to expense stock options, it will have a negative impact on earnings, the effect of which has not yet been determined.

     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2004 the Company’s total risk-based capital ratio was 11.7% and its Tier I risk-based capital ratio was approximately 10.3% compared to ratios of 12.6% and 12.4%, respectively, at December 31, 2003. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

quarter) for the Company is 4.0%. At June 30, 2004 the Company had a leverage ratio of 7.8% compared to 8.8% at December 31, 2003.

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

     There have been no material changes in reported market risks during the six months ended June 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS ISSUER PURCHASES OF EQUITY SECURITIES

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders was held April 13, 2004.

     (b) Election of the entire board of directors.

     (c) (1) Each director was elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes
Charles Bell	2,882,871	2,882,871	0	0	0
Jack Bell	2,882,871	2,882,871	0	0	0
Mackey Bentley	2,882,871	2,882,871	0	0	0
Randall Clemons	2,882,871	2,882,871	0	0	0
Jimmy Comer	2,882,871	2,852,648	30,223	0	0
Jerry Franklin	2,882,871	2,882,871	0	0	0
John Freeman	2,882,871	2,882,871	0	0	0
Marshall Griffith	2,882,871	2,882,871	0	0	0
Harold Patton	2,882,871	2,882,871	0	0	0
James Patton	2,882,871	2,882,871	0	0	0
Elmer Richerson	2,882,871	2,882,871	0	0	0
John Trice	2,882,871	2,882,859	12	0	0
Bob Van Hooser	2,882,871	2,880,813	2,058	0	0

(2)	The amendment of the Company’s charter to increase the number of authorized shares of common stock from five million to ten million:

Number
of Shares				Broker
Voting	For	Against	Abstain	Non-Votes
2,882,871	2,815,858	61,418	5,595	0

PART II. OTHER INFORMATION, CONTINUED

(3)	The amendment of the Company’s charter to classify the board of directors into three categories and stagger the terms of the members of the board of directors:

Number
of Shares				Broker
Voting	For	Against	Abstain	Non-Votes
2,882,871	2,870,257	67	11,947	0

     (d) Not Applicable.

Item 5. OTHER INFORMATION

     Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 15, 2004 in order to be included in the Company’s Proxy Statement and form of proxy relating to the 2005 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.

     For any other shareholder proposals to be timely (but not considered for inclusion in the Company’s Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company’s main office (listed above) prior to January 29, 2005.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)

DATE:	August 9, 2004	/s/ Randall Clemons Randall Clemons Chairman and Chief Executive Officer

DATE:	August 9, 2004	/s/ Lisa Pominski Lisa Pominski Sr. Vice President & Chief Financial Officer