Form 10-Q
period 2004-09-30
WILSON BANK HOLDING CO
filed 2004-11-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Common stock outstanding: 4,431,641 shares at November 9, 2004

Part 1: FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets — September 30, 2004 and December 31, 2003.
Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2004 and 2003.
Consolidated Statements of Cash Flows — For the nine months ended September 30, 2004 and 2003.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Disclosures required by Item 3 are incorporated by reference to Management’s
Discussion and Analysis of Financial Condition and Results of Operation
Item 4. Controls and Procedures
Part II: OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.
Signatures
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Unaudited)

	September 30,	December 31,
	2004	2003
	(In Thousands)
Assets
Loans	$702,573	592,791
Less: Allowance for loan losses	(8,959)	(8,077)

Net loans	693,614	584,714
Securities:
Held to maturity, at cost (market value $15,332,000 and $17,326,000, respectively)	14,777	16,643
Available-for-sale, at market (amortized cost $120,980,000 and $133,117,000, respectively)	120,066	132,893

Total securities	134,843	149,536
Loans held for sale	3,582	3,972
Restricted equity securities	2,634	2,559
Federal funds sold	—	53,909

Total earning assets	834,673	794,690
Cash and due from banks	25,291	28,414
Bank premises and equipment, net	20,472	19,166
Accrued interest receivable	4,954	4,740
Other real estate	508	417
Deferred income tax asset	2,786	2,483
Other assets	3,732	2,709

Total assets	$892,416	852,619

Liabilities and Stockholders’ Equity
Deposits	$791,065	770,419
Securities sold under repurchase agreements	8,232	8,606
Federal Home Loan Bank Advances	10,476	712
Federal funds purchased	939	—
Accrued interest and other liabilities	5,383	3,010

Total liabilities	816,095	782,747

Minority Interest	6,917	6,549

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 and 5,000,000 shares, respectively, issued 4,430,591 at September 30, 2004 and 4,320,606 shares at December 31, 2003, respectively	8,885	8,642
Additional paid-in capital	14,766	11,928
Retained earnings	46,255	42,838
Net unrealized gains on available-for-sale securities, net of income taxes of $312,000 and $53,000, respectively	(502)	(85)

Total stockholders’ equity	69,404	63,323

Total liabilities and stockholders’ equity	$892,416	852,619

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$11,426	10,503	$32,476	30,628
Interest and dividends on securities:
Taxable securities	911	813	3,158	2,746
Exempt from Federal income taxes	158	151	507	465
Interest on loans held for sale	39	107	115	312
Interest on Federal funds sold	54	186	257	463

Total interest income	12,588	11,760	36,513	34,614

Interest expense:
Interest on negotiable order of withdrawal accounts	55	48	161	186
Interest on money market and savings accounts	681	714	2,230	2,192
Interest on certificates of deposit	3,140	2,961	8,808	8,936
Interest on securities sold under repurchase agreements	41	57	131	135
Interest on Federal Home Loan Bank advances	85	36	108	68
Interest on Federal funds purchased	9	1	12	2

Total interest expense	4,011	3,817	11,450	11,519

Net interest income before provision for possible loan losses	8,577	7,943	25,063	23,095
Provision for possible loan losses	515	466	2,272	1,518

Net interest income after provision for possible loan losses	8,062	7,477	22,791	21,577

Non-interest income:
Service charges on deposit accounts	1,293	1,129	3,657	3,244
Other fees and commissions	410	524	1,223	1,263
Gain on sale of loans	390	656	1,090	2,240
Gain on sale of other real estate	28	—	—	—
Gain on sale of premises and equipment	26	19	26	19

Total non-interest income	2,147	2,328	5,996	6,766

Non-interest expense:
Salaries and employee benefits	3,532	3,175	10,440	9,040
Occupancy expenses, net	392	283	1,161	962
Furniture and equipment expense	431	356	1,205	783
Advertising and marketing expenses	204	188	596	588
Data processing expense	73	266	190	566
Directors’ fees	169	154	530	489
Other operating expenses	1,115	1,064	3,212	3,111
Loss on sale of other real estate	—	33	10	80
Loss on sale of other assets	14	18	49	35
Loss on sale of securities	—	—	68	—
Minority interest in net earnings of subsidiaries	233	248	391	726

Total non-interest expense	6,163	5,785	17,852	16,380

Earnings before income taxes	4,046	4,020	10,935	11,963
Income taxes	1,587	1,600	4,255	4,783

Net earnings	$2,459	2,420	$6,680	7,180

Basic earnings per common share	$.55	.56	$1.52	1.68

Diluted earnings per common share	$.55	.56	$1.52	1.68

Dividends per share	$.40	0.33	$.75	.63

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Net earnings	$2,459	2,420	$6,680	7,180

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $842,000, $447,000, $285,000, and $472,000, respectively	1,357	(721)	(459)	(762)
Reclassification adjustment for net losses included in net earnings, net of taxes of $26,000	—	—	42	—

Other comprehensive earnings (losses)	1,357	(721)	(417)	(762)

Comprehensive earnings	$3,816	1,699	$6,263	6,418

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$36,342	34,570
Fees and commissions received	4,880	4,526
Proceeds from sale of loans	54,935	109,425
Origination of loans held for sale	(53,455)	(99,348)
Interest paid	(11,237)	(11,732)
Cash paid to suppliers and employees	(14,201)	(13,425)
Income taxes paid	(5,155)	(5,783)

Net cash provided by operating activities	12,109	18,233

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,846	2,251
Proceeds from maturities, calls, and principal payments of available-for-sale securities	57,656	115,218
Purchase of held-to-maturity securities	(250)	(2,370)
Purchase of available-for-sale securities	(70,022)	(146,795)
Loans made to customers, net of repayments	(112,695)	(35,390)
Purchase of premises and equipment	(2,450)	(3,370)
Proceeds from sale of other real estate	1,226	1,097
Proceeds from sale of other assets	162	—
Proceeds from sales of available-for-sale securities	24,337	—
Proceeds from sales of premises and equipment	37	—
Proceeds from sales of held-to-maturity securities	250	—

Net cash used in investing activities	(99,903)	(69,359)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	(19,460)	91,419
Net increase (decrease) in time deposits	40,106	(32,618)
Net increase (decrease) in securities sold under repurchase agreements	(374)	4,891
Net increase (decrease) in advances from Federal Home Loan Bank	9,764	(263)
Net increase in Federal funds purchased	939	—
Dividends paid	(3,262)	(2,651)
Dividends paid to minority shareholders	(283)	(249)
Proceeds from sale of stock to minority shareholders	252	224
Proceeds from sale of common stock	2,994	2,392
Proceeds from exercise of stock options	86	22

Net cash provided by financing activities	30,762	63,167

Net increase (decrease) in cash and cash equivalents	(57,032)	12,041
Cash and cash equivalents at beginning of period	82,323	55,163

Cash and cash equivalents at end of period	$25,291	67,204

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$6,680	7,180
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,251	754
Provision for loan losses	2,272	1,518
Minority interests in net earnings of commercial bank subsidiaries	391	726
FHLB dividend reinvestment	(75)	(75)
Loss on sale of other real estate	10	80
Loss on sale of other assets	49	—
Security losses	68	—
Gain on sale of premises and equipment	(26)	—
Increase in income tax receivable	(887)	—
Decrease in loans held for sale	390	7,837
Increase in deferred tax assets	(40)	(15)
Increase in other assets, net	(151)	(740)
Increase (decrease) in taxes payable	27	(985)
Increase in interest receivable	(214)	(1)
Increase in other liabilities	2,151	2,167
Increase (decrease) in interest payable	213	(213)

Total adjustments	5,429	11,053

Net cash provided by operating activities	$12,109	18,233

Supplemental schedule of non-cash activities:
Unrealized loss in values of securities available-for-sale, net of income taxes of $259,000 and $472,000 for the nine months ended September 30, 2004 and 2003, respectively.	$(417)	(762)

Non-cash transfers from loans to other real estate	$1,327	594

Non-cash transfers from loans to other assets	$196	—

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

     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of operations for the three months and nine months ended September 30, 2004 and 2003, comprehensive earnings for the three months and nine months ended September 30, 2004 and 2003 and changes in cash flows for the nine months ended September 30, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2003 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$8,077	6,943
Add (deduct):
Losses charged to allowance	(1,577)	(684)
Recoveries credited to allowance	187	161
Provision for loan losses	2,272	1,518

Balance, September 30, 2004 and 2003, respectively	$8,959	7,938

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Allowance for Loan Losses

     Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily available. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

     We establish the allocated amount separately for two different risk groups: (1) unique loans(commercial loans, including those loans considered impaired); and (2) homogenous loans(generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

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

     We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan review and the finance committees of our board of directors review the assessment prior to the filing of quarterly financial information.

Results of Operations

     Net earnings decreased 7.0% to $6,680,000 for the nine months ended September 30, 2004 from $7,180,000 in the first nine months of 2003. Net earnings were $2,459,000 for the quarter ended September 30, 2004, an increase of $39,000 or 1.6% from $2,420,000 for the three months ended September 30, 2003 and an increase of $44,000 or 1.8% over the quarter ended June 30, 2004. The decrease in net earnings during the nine months ended September 30, 2004 was primarily due to a 51.3% decrease in gain on sale of loans as mortgage refinancings slowed and an increase of $754,000 or 49.7% in provision for possible loan losses as a result of the Company’s detailed evaluation of the loan portfolio of one of its 50% owned subsidiary’s loan officers.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $1,899,000 or 5.5% during the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in total interest income was $828,000 or 7.0% for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Interest income increased $433,000 or 3.6% over the second quarter of 2004. The increase in the first nine months of 2004 was primarily attributable to a minor increase in the interest rate environment and an increase in volume. The ratio of average earning assets to total average assets was 94.6% and 94.7% for the nine months ended September 30, 2004 and September 30, 2003, respectively.

     Interest expense decreased $69,000 or 0.6% for the nine months ended September 30, 2004 as compared to the same period in 2003. Interest expense increased $194,000 or 5.1% for the three months ended September 30, 2004 as compared to the same period in 2003. Interest expense increased $282,000 or 7.6% for the quarter ended September 30, 2004 over the quarter ended June 30, 2004. The overall decrease in total interest expense for the first nine months of 2004 was primarily attributable to a decrease in the rates paid on deposits when compared to the nine months ended September 30, 2003. The increase during the third quarter of 2004 was primarily attributable to an increase in the rates paid on deposits during the quarter.

     The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $1,968,000 or 8.5% for the first nine months of 2004 as compared to the same period in 2003. The increase was $634,000 or 8.0% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 and an increase of $151,000 or 1.8% when compared to the second quarter of 2004.

Provision for Possible Loan Losses

     The provision for possible loan losses was $2,272,000 and $1,518,000 for the first nine months of 2004 and 2003, respectively. The provision for loan losses during the three month periods ended September 30, 2004 and 2003 was $515,000 and $466,000, respectively. Subsequent to March 31, 2004, the Company performed a detailed evaluation of one of its 50% owned subsidiary’s loan officer’s portfolios. Based on this evaluation, it was determined that an additional provision should be made to the allowance for possible loan losses for the quarter ended March 31, 2004 in the amount of $808,000. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $8,959,000 at September 30, 2004, an increase of 10.9% from $8,077,000 at December 31, 2003. The allowance for possible loan losses as a percentage of total outstanding loans was 1.3% at September 30, 2004 and 1.4% at December 31, 2003.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at September 30, 2004 to be adequate.

Non-Interest Income

     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of other real estate and gain on sale of premises and equipment. Total non-interest income for the nine months ended September 30, 2004 decreased 11.4% to $5,996,000 from $6,766,000 for the same period in 2004. Non-interest income increased $126,000 or 6.2% during the quarter ended September 30, 2004 compared to the second quarter in 2004 and there was a decrease of $181,000 or 7.8% over the third quarter of 2003. The decrease for the first nine months of 2004 was due primarily to a decrease in gain on sale of loans. Gain on sale of loans decreased $1,150,000 or 51.3% during the nine months ended September 30, 2004 compared to the same period in 2003. Gain on sale of loans decreased $266,000 or 40.5% during the quarter ended September 30, 2004 compared to the same quarter in 2003. The gain on sale of loans decreased significantly as a result of a decrease in refinancing of mortgages due to higher rates in the second and third quarters of 2004. Service charges on deposit accounts totaled $3,657,000 and $3,244,000 during the nine months ended September 30, 2004 and 2003, respectively, an increase of $413,000 or 12.7% and $1,293,000 and $1,129,000 during the quarters ended September 30, 2004 and 2003, respectively, an increase of $164,000 or 14.5%.

     The Company’s non interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non interest income generally reflect the registrant’s growth, while fees for origination of mortgage loans will often reflect market conditions and fluctuate more widely from period to period.

Non-Interest Expenses

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $1,472,000 or 9.0% during the first nine months of 2004 compared to the same period in 2003. The increases for the quarter ended September 30, 2004 were $378,000 or 6.5% as compared to the comparable quarter in 2003. Non-interest expenses decreased $34,000 or 0.5% as compared to the second quarter of 2004. The increases in non-interest expenses for the three and nine month periods ended September 30, 2004 are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased to 305 at September 30, 2004 from 267 at September 30, 2003. Increases in occupancy and furniture and equipment expenses were

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Expenses, Continued

also due to the Company’s growth. Other operating expenses for the nine months ended September 30, 2004 increased to $3,212,000 from $3,111,000 for the comparable period in 2003. Other operating expenses increased $51,000 or 4.8% during the quarter ended September 30, 2004 as compared to the same period in 2003. These expenses include supplies and general operating costs which increased as a result of continued growth of the Company.

Income Taxes

     The Company’s income tax expense was $4,255,000 for the nine months ended September 30, 2004, a decrease of $528,000 over the comparable period in 2003. Income tax expense was $1,587,000 for the quarter ended September 30, 2004, a decrease of $13,000 over the same period in 2003. The percentage of income tax expense to net income before taxes was 38.9% and 40.0% for the nine months ended September 30, 2004 and 2003, respectively and 39.2% and 39.8% for the quarters ended September 30, 2004 and 2003. The percentage of income tax expense to net income before taxes was 38.3% for the second quarter of 2004. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$2,459	2,420	$6,680	7,180

Denominator – Weighted average number of common shares outstanding	4,423,439	4,301,630	4,384,481	4,272,722

Basic earnings per common share	$.55	.56	$1.52	1.68

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$2,459	2,420	$6,680	7,180

Denominator – Weighted average number of common shares outstanding	4,423,439	4,301,630	4,384,481	4,272,722
Dilutive effect of stock options	8,017	11,736	13,881	10,486

	4,431,456	4,313,366	4,398,362	4,283,208

Diluted earnings per common share	$.55	.56	$1.52	1.68

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financial Condition

Balance Sheet Summary

     The Company’s total assets increased 4.7% to $892,416,000 during the nine months ended September 30, 2004 from $852,619,000 at December 31, 2003. Total assets increased $20,845,000 during the three-month period ended September 30, 2004 and decreased $7,179,000 during the three-month period ended June 30, 2004. Total assets increased $26,131,000 during the three month period ended March 31, 2004. Loans, net of allowance for possible loan losses, totaled $693,614,000 at September 30, 2004, a 18.6% increase compared to $584,714,000 at December 31, 2003. Net loans increased $45,636,000 or 7.0%, $45,642,000 or 7.6% and $17,622,000 or 3.0% during the quarters ended September 30, 2004, June 30, 2004, and March 31, 2004, respectively. These increases were primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities decreased $14,693,000 or 9.8% to $134,843,000 at September 30, 2004 from $149,536,000 at December 31, 2003. Securities increased $3,587,000 or 2.7% during the three months ended September 30, 2004. This overall decrease is a result of bonds being sold to provide liquid funds to fund loan growth. Federal funds sold also decreased as a result of loan growth to zero at September 30, 2004 from $53,909,000 at December 31, 2003.

     Total liabilities increased by 4.3% to $816,095,000 at September 30, 2004 compared to $782,747,000 at December 31, 2003. From June 30, 2004 total liabilities increased $16,803,000 or 2.1%. These increases were composed primarily of a $20,646,000 or 2.7% increase in total deposits, consisting primarily of increases in time deposits, and an increase of $9,764,000 in Federal Home Loan Bank advances during the nine months ended September 30, 2004. Federal funds purchased increased $939,000 during the nine months ended September 30, 2004.

     The following schedule details the loans of the Company at September 30, 2004 and December 31, 2003:

	(In Thousands)
	September 30,	December 31,
	2004	2003
Commercial, financial & agricultural	$111,094	$174,235
Real estate - construction	76,362	39,508
Real estate - mortgage	431,666	314,168
Installment	84,365	64,880

	703,487	592,791
Unearned interest	(914)	—

	$702,573	$592,791

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

     The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $275,061,000, $77,971,000 and $2,395,000, respectively at September 30, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2004, the Company had nonaccrual loans totaling $524,000 as compared to $462,000 at December 31, 2003.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2004, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004		December 31, 2003
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$524	72	3,364	121
Impaired loans with no allowance for loan loss	—	—	—	—

	$524	72	$3,364	121

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The following schedule details information as to non-performing loans of the Company at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate - mortgage	$1,843	459	880	270
Real estate - construction	—	—	—	—
Installment loans	498	65	716	175
Commercial	145	—	170	17

	$2,486	524	1,766	462

Renegotiated loans	$—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2004 totaled $3,010,000 an increase from $2,228,000 at December 31, 2003. During the quarter ended September 30, 2004, non-performing loans increased $855,000 from $2,155,000 at June 30, 2004. The increase in non-performing loans during the nine months ended September 30, 2004 of $782,000 is due primarily to an increase in non-performing real estate loans of $1,152,000 offset by a decrease in non-performing installment loans of $328,000. No material losses on these loans are anticipated by management.

     The following table presents total internally graded loans as of September 30, 2004 and December 31, 2003:

	September 30,
	2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,953	1,013	1,934	6
Real estate mortgage	7,299	2,404	4,876	19
Real estate construction	—	—	—	—
Consumer	2,180	899	1,077	204

	$12,432	4,316	7,887	229

	December 31, 2003
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$326	84	234	8
Real estate mortgage	5,280	1,487	3,793	—
Real estate construction	—	—	—	—
Consumer	1,050	248	712	90

	$6,656	1,819	4,739	98

     The collateral values securing internally graded loans, based on estimates received by management, total approximately $16,991,000 ($11,708,000 related to real property and $5,283,000 related to personal and other loans). The internally classified loans have increased $5,776,000 or 86.7% from $6,656,000 at December 31, 2003, respectively. The increase in the internally classified loans is concentrated in several loans that were downgraded during the nine months ended September 30, 2004. These loans were downgraded due primarily to bankruptcies and foreclosures. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Residential real estate loans that are internally classified totaling $7,299,000 and $5,280,000 at September 30, 2004 and December 31, 2003, respectively, consist of 103 and 64 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,569	15.8%	$2,099	29.4%
Real estate construction	121	10.8	340	6.7
Real estate mortgage	5,455	61.4	4,660	53.0
Installment	1,814	12.0	978	10.9

	$8,959	100.0%	$8,077	100.0%

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

     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2004, the Company’s liquid assets totaled $67,223,000.

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

     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.6 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2004 loans totaling approximately $291.3 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $72.7 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Off Balance Sheet Arrangements

     At September 30, 2004 we had unfunded loan commitments outstanding of $134.6 million and outstanding standby letters of credit of $11.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

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

Capital Position and Dividends

     Capital. At September 30, 2004, total stockholders’ equity was $69,404,000 or 7.8% of total assets, which compares with $63,323,000 or 7.4% of total assets at December 31, 2003. The dollar increase in stockholders’ equity during the nine months ended September 30, 2004 results from the Company’s net income of $6,680,000, the net effect of a $417,000 unrealized loss on investment securities net of applicable income taxes and cash dividends declared of $3,262,000 of which $2,994,000 was reinvested under the Company’s dividend reinvestment plan plus proceeds of $86,000 related to the exercise of stock options.

     In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of September 30, 2004, the bank has granted key employees options to purchase a total of 93,506 shares of common stock. At September 30, 2004, 35,003 shares were exercisable.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2004 and 2003, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Net Earnings
As Reported	$2,459	2,420	$6,680	7,180
Proforma	$2,448	2,397	$6,646	7,157
Basic earnings per common share
As Reported	$.55	.56	$1.52	1.68
Proforma	$.55	.56	$1.52	1.68
Diluted earnings per common share
As Reported	$.55	.56	$1.52	1.68
Proforma	$.55	.56	$1.51	1.67

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

     September 30, 2004 the Company’s total risk-based capital ratio was 11.5% and its Tier I risk-based capital ratio was approximately 10.3% compared to ratios of 12.6% and 12.4%, respectively, at December 31, 2003. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At September 30, 2004 the Company had a leverage ratio of 7.0% compared to 8.8% at December 31, 2003.

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

     There have been no material changes in reported market risks during the nine months ended September 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) None.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not Applicable.

Item 5. OTHER INFORMATION

          None

Item 6. EXHIBITS

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

WILSON BANK HOLDING COMPANY

(Registrant)

DATE: November 9, 2004	/s/ Randall Clemons

Randall Clemons
Chairman and Chief Executive Officer

DATE: November 9, 2004	/s/ Lisa Pominski

Lisa Pominski
Sr. Vice President & Chief Financial Officer