Form 10-K
period 2004-12-31
WILSON BANK HOLDING CO
filed 2005-03-16
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 0-20402

WILSON BANK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Tennessee	62-1497076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

623 West Main Street Lebanon, Tennessee	37087

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(615) 444-2265

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.00 par value per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $107,311,078. For purposes of this calculation, “affiliates” are considered to be the directors of the registrant. The market value calculation was determined using $28.50 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 7, 2005 were 4,490,081.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Items 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 12, 2005 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee, and two fifty-percent owned subsidiaries, DeKalb Community Bank (“DCB”) and Community Bank of Smith County (“CBSC”). The Bank, on December 31, 2004, had nine full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, two full service banking offices in eastern Davidson County and one banking facility located in Rutherford County. On January 4, 2004, the Bank opened its Leeville-109 branch. On February 2, 2004, the Bank opened a loan production office in Murfreesboro which was converted to a full service banking office on March 1, 2004. On March 15, 2004, the Company opened its Mt. Juliet branch. On February 18, 2005, the Bank opened its branch on Donelson Pike. DCB had two full service banking offices in DeKalb County, one office located in Smithville, Tennessee and one office located in Alexandria, Tennessee. CBSC had one office located in Carthage, Smith County, Tennessee and one office located in Gordonsville, Smith County, Tennessee. DCB began operations in April 1996 and CBSC began operations in December 1996. As of December 31, 2004, revenues and expenses of DCB and CBSC, have not had a material effect on the earnings of the Company.

In November 2004, DCB and CBSC entered into agreements with the Company and the Bank that provide for the merger of DCB and CBSC with and into the Bank subject to shareholder approval and regulatory approvals. At a special meeting of DCB’s shareholders held on March 14, 2005, DCB’s shareholders voted to approve the merger of DCB with and into the Bank. At a special meeting of CBSC’s shareholders to be held on March 24, 2005, CBSC’s shareholders will be asked to approve the merger of CBSC with and into the Bank.

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 151 Heritage Park Drive, Suite 102, in Murfreesboro, Tennessee; and 217 Donelson Pike, Nashville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County and Rutherford County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2004, the Company reported net earnings of approximately $9.1 million and had total assets of approximately $937.2 million.

DCB was organized and began operations as a de novo state chartered bank in 1996. Pending consummation of the merger, DCB is 50% owned by the Company and 50% owned by residents of DeKalb County. On November 16, 2004, the Company entered into a merger agreement with DCB, pursuant to which DCB will merge with and into the Bank with the Bank continuing as the surviving entity of the merger. At a special meeting of DCB’s shareholders held on March 14, 2005, DCB’s shareholders voted to approve the merger of DCB with and into the Bank. DCB operates two full-service branches, one in Smithville and one in Alexandria, Tennessee, which following consummation of the merger will be operated as DeKalb Community Bank, a Wilson Bank and Trust bank. Until consummation of the merger, DCB is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956.

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

CBSC was organized as a de novo state chartered bank in 1996. Pending consummation of its merger with Wilson Bank and Trust, CBSC is 50% owned by the Company and 50% owned by residents of Smith County. On November 16, 2004, the Company entered into a merger agreement with CBSC, pursuant to which CBSC will merge with and into the Bank with the Bank continuing as the surviving entity of the merger. At a special meeting of CBSC’s shareholders to be held on March 24, 2005, CBSC’s shareholders will be asked to approve the merger of CBSC with and into the Bank. CBSC operates two full-service branches, one in Gordonsville and one in Carthage. Following consummation of the merger, CBSC’s two branches will be operated as Community Bank of Gordonsville, a Wilson Bank and Trust bank, and Community Bank of Smith County, a Wilson Bank and Trust bank. CBSC is considered a subsidiary of the Company for purposes of the Bank Holding Company Act of 1956. Management believes that Smith County offers an environment for continued growth since it is contiguous to Wilson County and has only three other financial institutions serving its residents. CBSC offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. CBSC does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of CBSC. Furthermore, no concentration of loans exists within a single industry or group of related industries.

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 filed as Exhibit 13 to this Form 10-K (the “2004 Annual Report”), are incorporated herein by reference.

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

The Bank competes with much larger commercial banks in Wilson County, the Bank’s primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered outside of Tennessee and four banks owned by Tennessee multi-bank holding companies. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with two credit unions located in Wilson County and two locally-owned banks which were organized in 2001.

DCB competes with much larger commercial banks in DeKalb County, including two banks owned by Tennessee multi-bank holding companies. While these institutions enjoy existing depositor relationships and greater financial resources than DCB and can be expected to offer a wider range of banking services, the Company believes that DCB can expect to attract customers since it is locally owned and most loan and management decisions will be made at the local level. In addition, DCB is the only predominantly locally-owned commercial bank headquartered in DeKalb County.

CBSC competes with three commercial banks in Smith County, all of which are small community banking organizations. These institutions enjoy existing depositor relationships; however, the Company believes that CBSC can be expected to offer a wider range of banking services at CBSC through its financial resources as well as programs offered by other subsidiaries of the Company.

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

Employment

As of March 7, 2005, the Company and its subsidiaries collectively employed 277 full-time equivalent employees and 42 part-time employees. Additional personnel will be hired as needed to meet future growth.

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

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2004 Annual Report. Certain information not contained in the Company’s 2004 Annual Report, but required by Guide 3, is contained in the tables immediately following:

[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

I.	Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rates and Interest Differential

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

In this Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the prior year. Changes in interest income and expense not due solely to volume or rate changes have been allocated to the “change due to volume” and “change due to rate” in proportion to the relationship of the absolute dollar amounts of the change in each category.

Non-accrual loans have been included in the loan category. Loan fees of $1,056,000, $814,000 and $506,000 for 2004, 2003 and 2002, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$656,973	6.40%	42,037	568,227	6.81%	38,687	5,781	(2,431)	3,350
Investment securities — taxable	127,043	3.13	3,971	108,430	3.37	3,654	592	(275)	317
Investment securities - tax exempt	16,199	4.14	671	14,384	5.08	731	85	(145)	(60)
Taxable equivalent adjustment	—	2.13	346	—	2.62	377	44	(75)	(31)

Total tax-exempt investment securities	16,199	6.28	1,017	14,384	7.70	1,108	129	(220)	(91)

Total investment securities	143,242	3.48	4,988	122,814	3.88	4,762	746	(520)	226

Loans held for sale	3,634	4.43	161	6,643	5.39	358	(141)	(56)	(197)
Federal funds sold	29,505	1.08	319	56,226	1.04	584	(286)	21	(265)
Restricted equity securities	2,619	3.97	104	2,521	4.01	101	4	(1)	3

Total earning assets	835,973	5.70	47,609	756,431	5.88	44,492	4,524	(1,407)	3,117

Cash and due from banks	21,299			17,559
Allowance for possible loan losses	(8,596)			(7,637)
Bank premises and equipment	20,209			16,506
Other assets	10,950			9,201

Total assets	$879,835			792,060

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$62,723	.36%	223	52,770	.44%	234	37	(48)	(11)
Money market demand accounts	195,769	1.17	2,290	183,633	1.24	2,275	147	(132)	15
Individual retirement accounts	40,847	3.03	1,238	35,466	3.50	1,243	174	(179)	(5)
Other savings deposits	43,249	1.36	590	36,582	1.76	645	105	(160)	(55)
Certificates of deposit $100,000 and over	137,872	3.11	4,284	129,955	3.15	4,098	240	(54)	186
Certificates of deposit under $100,000	221,990	3.02	6,693	202,561	3.19	6,458	594	(359)	235

Total interest-bearing deposits	702,450	2.18	15,318	640,967	2.33	14,953	1,369	(1,004)	365

Securities sold under repurchase agreements	9,254	1.75	162	10,591	1.92	203	(24)	(17)	(41)
Federal funds purchased	1,157	1.82	21	104	1.92	2	19	—	19
Advances from Federal Home Loan Bank	5,343	4.68	250	827	7.13	59	217	(26)	191

Total interest-bearing liabilities	718,204	2.19	15,751	652,489	2.33	15,217	1,478	(944)	534

Demand deposits	83,448			70,160

Other liabilities	11,217			10,425
Stockholders’ equity	66,966			58,986

Total liabilities and stockholders’ equity	$879,835			792,060

Net interest income			31,858			29,275

Net yield on earning assets		3.81%			3.87%

Net interest spread		3.51%			3.55%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$568,227	6.81%	38,687	521,799	7.50%	39,120	3,327	(3,760)	(433)
Investment securities — taxable	108,430	3.37	3,654	91,528	4.69	4,292	705	(1,343)	(638)
Investment securities - tax exempt	14,384	5.08	731	15,175	5.26	798	(41)	(26)	(67)
Taxable equivalent adjustment	—	2.62	377	—	2.70	411	(20)	(14)	(34)

Total tax-exempt investment securities	14,384	7.70	1,108	15,175	7.97	1,209	(61)	(40)	(101)

Total investment securities	122,814	3.88	4,762	106,703	5.16	5,501	754	(1,493)	(739)

Loans held for sale	6,643	5.39	358	3,860	5.10	197	149	12	161
Federal funds sold	56,226	1.04	584	36,557	1.60	585	248	(249)	(1)
Restricted securities	2,521	4.01	101	2,232	4.39	98	12	(9)	3

Total earning assets	756,431	5.88	44,492	671,151	6.78	45,501	5,415	(6,424)	(1,009)

Cash and due from banks	17,559			15,472
Allowance for possible loan losses	(7,637)			(6,225)
Bank premises and equipment	16,506			15,265
Other assets	9,201			9,057

Total assets	$792,060			704,720

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$52,770	.44%	234	44,828	.84%	378	58	(202)	(144)
Money market demand accounts	183,633	1.24	2,275	144,484	2.03	2,928	669	(1,322)	(653)
Individual retirement accounts	35,466	3.50	1,243	30,342	4.63	1,406	214	(377)	(163)
Other savings deposits	36,582	1.76	645	36,905	2.58	951	(8)	(298)	(306)
Certificates of deposit $100,000 and over	129,955	3.15	4,098	125,224	3.85	4,817	178	(897)	(719)
Certificates of deposit under $100,000	202,561	3.19	6,458	189,966	3.89	7,398	463	(1,403)	(940)

Total interest-bearing deposits	640,967	2.33	14,953	571,749	3.13	17,878	2,000	(4,925)	(2,925)
Securities sold under repurchase agreements	10,591	1.92	203	11,929	2.09	249	(27)	(19)	(46)
Federal funds purchased	104	1.92	2	279	2.15	6	(3)	(1)	(4)
Advances from Federal Home Loan Bank	827	7.13	59	1,143	7.17	82	(23)	—	(23)

Total interest-bearing liabilities	652,489	2.33	15,217	585,100	3.11	18,215	1,929	(4,927)	(2,998)

Demand deposits	70,160			59,471
Other liabilities	10,425			9,926
Stockholders’ equity	58,986			50,223

Total liabilities and stockholders’ equity	$792,060			704,720

Net interest income			29,275			27,286

Net yield on earning assets		3.87%			4.07%

Net interest spread		3.55%			3.67%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

II.	Investment Portfolio:

A.	Investment securities at December 31, 2004 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$14,202	512	9	14,705
Mortgage-backed securities	235	—	—	235

	$14,437	512	9	14,940

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$109,945	24	1,586	108,383
Obligations of states and political subdivisions	1,035	61	—	1,096
Mortgage-backed securities	9,208	5	57	9,156

	$120,188	90	1,643	118,635

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

A.	Continued:

Securities at December 31, 2003 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$15,851	709	26	16,534
Mortgage-backed securities	792	1	1	792

	$16,643	710	27	17,326

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$122,046	621	886	121,781
Obligations of states and political subdivisions	1,380	81	—	1,461
Corporate bonds	500	—	1	499
Mortgage-backed securities	9,191	6	45	9,152

	$133,117	708	932	132,893

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

A.	Continued:

Securities at December 31, 2002 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$12,877	626	—	13,503
Mortgage-backed securities	1,336	3	4	1,335

	$14,213	629	4	14,838

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$96,375	1,359	26	97,708
Obligations of states and political subdivisions	1,804	80	—	1,884
Corporate bonds	1,705	16	—	1,721
Mortgage-backed securities	346	10	—	356

	$100,230	1,465	26	101,669

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2004:

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U.S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$—	—	—%
One to five years	182	182	6.47
Five to ten years	—	—	—
More than ten years	53	53	4.50

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	235	235	6.03

Obligations of states and political subdivisions*:
Less than one year	1,156	1,172	4.55
One to five years	3,794	3,938	4.15
Five to ten years	7,638	7,899	4.18
More than ten years	1,614	1,696	4.63

Total obligations of states and political subdivisions	14,202	14,705	4.25

Total held-to-maturity securities	$14,437	14,940	4.28%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$1,500	1,490	2.17%
One to five years	100,000	98,548	3.07
Five to ten years	15,470	15,323	3.51
More than ten years	2,183	2,178	2.92

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	119,153	117,539	3.11

Obligations of states and political subdivisions*:
Less than one year	100	100	5.25
One to five years	734	776	4.03
Five to ten years	201	220	4.65
More than ten years	—	—	—

Total obligations of states and political subdivisions	1,035	1,096	4.27

Total available-for-sale securities	$120,188	118,635	3.12%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2004, 2003, 2002, 2001 and 2000:

	In Thousands
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$217,372	174,235	192,945	190,700	157,254
Real estate — construction	49,085	39,508	30,794	25,044	31,531
Real estate — mortgage	384,062	314,168	267,145	228,316	195,480
Installment	73,482	64,880	59,721	50,741	48,198

Total loans	724,001	592,791	550,605	494,801	432,463

Less unearned interest	—	—	(4)	(35)	(174)

Total loans, net of unearned interest	724,001	592,791	550,601	494,766	432,289

Less allowance for possible loan losses	(9,370)	(8,077)	(6,943)	(5,489)	(4,525)

Net loans	$714,631	584,714	543,658	489,277	427,764

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2004:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:

Commercial, financial and agricultural	$121,860	64,808	30,704	217,372

Real estate — construction	45,505	3,580	—	49,085

	$167,365	68,388	30,704	266,457

Interest-Rate Sensitivity:

Fixed interest rates	$130,372	57,348	2,435	190,155

Floating or adjustable interest rates	36,993	11,040	28,269	76,302

Total commercial, financial and agricultural loans plus real estate - construction loans	$167,365	68,388	30,704	266,457

*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2004, 2003, 2002, 2001 and 2000:

	In Thousands, Except Percentages
	2004	2003	2002	2001	2000
Non-accrual loans:
Commercial, financial and agricultural	$7	17	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	526	270	327	71	—
Installment	91	175	156	98	100
Lease financing receivable	—	—	—	—	—

Total non-accrual	$624	462	483	169	100

Loans 90 days past due:
Commercial, financial and agricultural	$197	170	22	—	—
Real estate — construction	—	8	—	124	—
Real estate — mortgage	1,698	872	318	194	68
Installment	638	716	407	270	222
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$2,533	1,766	747	588	290

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate – mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$3,157	2,228	1,230	757	390

Total loans, net of unearned interest	$724,001	592,791	550,601	494,766	432,289

Percent of total loans outstanding, net of unearned interest	0.44%	0.38	0.22	0.15	0.09

Other real estate	$580	417	818	415	425

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $624,000 at December 31, 2004, $462,000 at December 31, 2003, $483,000 at December 31, 2002, $169,000 at December 31, 2001 and $100,000 at December 31, 2000. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2004 if the loans had been current totaled $13,000 compared to $8,000 in 2003, $12,000 in 2002, $12,000 in 2001 and $17,000 in 2000. The amount of interest and fee income recognized on total loans during 2004 totaled $42,037,000 as compared to $38,687,000 in 2003, $39,120,000 in 2002, $40,262,000 in 2001 and $35,743,000 in 2000.

At December 31, 2004, loans, which include the above, totaling $9,686,000 were included in the Company’s internal classified loan list. Of these loans $5,509,000 are real estate and $4,177,000 are various other types of loans. The values collateralizing these loans is estimated by management to be approximately $13,953,000 ($9,549,000 related to real property and $4,404,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2004 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2004 and 2003 other real estate totaled $580,000 and $417,000, respectively.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2004, 2003, 2002, 2001 and 2000 and the years then ended.

		In Thousands, Except Percentages
	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of period	$8,077	6,943	5,489	4,525	3,847

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(229)	(15)	(160)	(311)	(6)
Real estate construction	(7)	—	(8)	(83)	—
Real estate – mortgage	(632)	(145)	(218)	(131)	(186)
Installment	(1,430)	(806)	(713)	(726)	(681)
Lease financing	—	—	—	—	—

	(2,298)	(966)	(1,099)	(1,251)	(873)

Recoveries:
Commercial, financial and agricultural	53	13	2	4	—
Real estate construction	—	—	—	—	—
Real estate – mortgage	5	8	1	—	—
Installment	260	175	206	235	134
Lease financing	—	—	—	—	—

	318	196	209	239	134

Net loan charge-offs	(1,980)	(770)	(890)	(1,012)	(739)

Provision for loan losses charged to expense	3,273	1,904	2,344	1,976	1,417

Allowance for loan losses at end of period	$9,370	8,077	6,943	5,489	4,525

Total loans, net of unearned interest, at end of year	$724,001	592,791	550,601	494,766	432,289

Average total loans out- standing, net of unearned interest, during year	$656,973	568,227	521,799	460,556	395,441

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during year	0.30%	0.14	0.17	0.22	0.19

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.29%	1.36	1.26	1.11	1.05

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$4,754	30.0%	$2,099	29.4%
Real estate construction	114	6.8	340	6.7
Real estate mortgage	2,800	53.0	4,660	53.0
Installment	1,702	10.2	978	10.9

	$9,370	100.0%	$8,077	100.0%

	December 31, 2002		December 31, 2001
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$828	35.0%	$651	38.5%
Real estate construction	302	5.6	236	5.1
Real estate mortgage	4,723	48.5	3,892	46.1
Installment	1,090	10.9	710	10.3

	$6,943	100.0%	$5,489	100.0%

	December 31, 2000
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$480	36.4%
Real estate construction	535	7.3
Real estate mortgage	2,981	45.2
Installment	529	11.1

	$4,525	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

V.	Deposits:

The average amounts and average interest rates for deposits for 2004, 2003 and 2002 are detailed in the following schedule:

	2004		2003		2002
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$83,448	—%	70,160	—%	59,471	—%
Negotiable order of withdrawal accounts	62,723	.36%	52,770	.44%	44,828	.84%
Money market demand accounts	195,769	1.17%	183,633	1.24%	144,484	2.03%
Individual retirement accounts	40,847	3.03%	35,466	3.50%	30,342	4.63%
Other savings	43,249	1.36%	36,582	1.76%	36,905	2.58%
Certificates of deposit $100,000 and over	137,872	3.11%	129,955	3.15%	125,224	3.85%
Certificates of deposit under $100,000	221,990	3.02%	202,561	3.19%	189,966	3.89%

	$785,898	1.95%	711,127	2.10%	631,220	2.83%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2004:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$22,907	1,423	24,330

Three to six months	26,090	4,654	30,744

Six to twelve months	21,599	611	22,210

More than twelve months	87,778	6,228	94,006

	$158,374	12,916	171,290

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Return on assets (1)	1.04%	1.31%	1.33%
(Net income divided by average total assets)

Return on equity	13.61%	16.00%	16.98%
(Net income divided by average equity)

Dividend payout ratio	36.23%	26.36%	28.19%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	7.61%	7.45%	7.13%
(Average equity divided by average total assets)

Leverage capital ratio	8.71%	8.83%	7.57%
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

December 31, 2004

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2004 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities	$72,417

Add: Minority interest (limited to 25% of Tier I capital)	6,959

Total Tier I capital	79,376

Total capital:
Allowable allowance for possible loan losses (limited to 1.25% of risk-weighted assets)	8,926

Total capital	$88,302

Risk-weighted assets	$714,043

Risk-based capital ratios:
Tier I capital ratio	11.12%

Total risk-based capital ratio	12.37%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2004

VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2004, the Company and its subsidiary banks were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2004:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$724,001	104,892	37,229	62,072	101,781	418,027
Securities	133,072	30	76	400	2,240	130,326
Loans held for sale	3,515	3,515	—	—	—	—
Federal funds sold	25,516	25,516	—	—	—	—
Restricted equity securities	2,661	2,661	—	—	—	—

Total earning assets	888,765	136,614	37,305	62,472	104,021	548,353

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	68,228	68,228	—	—	—	—
Money market demand accounts	188,435	188,435	—	—	—	—
Individual retirement accounts	41,937	7,452	4,434	6,406	4,860	18,785
Other savings	38,342	38,342	—	—	—	—
Certificates of deposit, $100,000 and over	158,374	1,028	21,129	26,607	21,832	87,778
Certificates of deposit, under $100,000	235,124	1,883	31,778	30,427	47,761	123,275
Securities sold under repurchase agreements	6,679	6,679	—	—	—	—
Advances from Federal Home Loan Bank	15,263	—	—	—	—	15,263

	752,382	312,047	57,341	63,440	74,453	245,101

Interest-sensitivity gap	$136,383	(175,433)	(20,036)	(968)	29,568	303,252

Cumulative gap		(175,433)	(195,469)	(196,437)	(166,869)	136,383

Interest-sensitivity gap as % of total assets		(18.72)	(2.14)	(.10)	3.15	32.36

Cumulative gap as % of total assets		(18.72)	(20.86)	(20.96)	(17.81)	14.55

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has thirteen branch locations located at the following locations: 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 151 Heritage Park Drive, Suite 102 in Murfreesboro, Tennessee; and 217 Donelson Pike, Nashville, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet and the Heritage Park Drive branch contains less than 1,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mount Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter and its Heritage Park Drive facility in Murfreesboro, which are leased. The Bank also leases space at fifteen locations within Wilson County where it maintains and operates automatic teller machines.

DCB has a Bank facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a Bank facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. DCB owns both facilities. The West Broad Street facility serves as the main office for DCB. CBSC operates out of a building it owns at 1300 Main Street North, Carthage, Tennessee and a second facility that it owns in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. CBSC’s Carthage facility contains approximately 8,000 square feet of space and its Gordonsville facility contains approximately 7,000 square feet of space. DCB and CBSC lease space at four and five locations, respectively, where they maintain and operate automatic teller machines.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issues Purchasers of Equity Securities

Information required by this item is contained under the heading “Wilson Bank Holding Company Common Stock Market Information” on page 78 of the Company’s 2004 Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

Item 6. Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 22 of the Company’s 2004 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 23 through 33 of the Company’s 2004 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 31 through 32 of the Company’s 2004 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 35 through 77 and on page 34, respectively, of the Company’s 2004 Annual Report and are incorporated herein by reference.

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

Management Report on Internal Control Over Financial Reporting

As of the date of filing this Form 10-K, the Company, and its registered public accounting firm, have not finalized the report of management, and the related attestation of the registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting. In reliance on the Securities and Exchange Commission’s 45-day extension for issuers of a certain size, the required management report and related registered public accounting firm attestation are not included with this Form 10-K, but, rather, will be included in an amendment to this Form 10-K to be filed by the Company prior to the expiration of the 45-day extension. Currently, management of the Company is not aware of any material weaknesses in the Company’s internal control over financial reporting; however, no assurances can be given that a material weakness will not be discovered between the date of this Form 10-K and the date of the filing of the amendment to this Form 10-K described above.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials filed in connection with the Company’s 2005 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (52) — Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Ken Dill (59) — Mr. Dill joined the Bank in 1997. Prior to that time he was employed by Farm Credit Services, Lebanon, TN for 20 years. Currently, Mr. Dill serves as Senior Vice President of lending of the Bank. His primary duties include overseeing the lending function of the bank including SBA and commercial lending.

Elmer Richerson (52) — Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Larry Squires (53) — Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank’s investment and brokerage center.

Gary Whitaker (47) — Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (40) — Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.

John Goodman (38) — Mr. Goodman joined the Bank in November of 2002 as Senior Vice President. From 1998 to 2002 he was First Vice President of Commercial Lending for NBC Bank, Nashville, TN. His primary duties include the development of commercial lending and the supervision of the branch offices in the western portion of Wilson County and the eastern portion of Davidson County.

John McDearman (35) – Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. Currently he serves as Senior Vice President of the Bank, a position he has held since November of 2002. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio.

Christy Norton (38) — Mrs. Norton joined the Bank in February of 1989. Prior to that time she was employed by First Tennessee Bank, Lebanon, TN. She has held several positions for the Bank in Retail and Branch Administration and is currently a Senior Vice President, a position she has held since November of 2002. Her primary duties include bank operations and supervision of the Bank’s training department.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “ Item-1 Election of Directors – Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2005 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors – Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2005 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials filed in connection with the 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2005 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2004 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003:

	Number of Shares to	Weighted Average
	be Issued upon	Exercise Price of	Number of Shares Remaining Available for
	Exercise of	Outstanding	Future Issuance Under Equity Compensation
	Outstanding Options	Options	Plans (Excluding Shares Reflected in First
Plan Category	or Warrants	or Warrants	Column)
Equity compensation plans approved by shareholders	87,790	$17.26	93,399
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	87,790	$17.26	93,399

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Independent Public Accountant Information” in the Company’s definitive proxy materials filed in connection with the 2005 Annual Meeting of Shareholders.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. See Item 8.

(a)(2)	Financial Statement Schedules. Inapplicable.

(a)(3)	Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY

By:	/s/ J. Randall Clemons

J. Randall Clemons
President and Chief Executive Officer

Date:	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Randall Clemons	President, Chief Executive Officer and Director
	(Principal Executive Officer)	March 16, 2005
J. Randall Clemons

/s/ Lisa Pominski	Chief Financial Officer (Principal
	Financial and Accounting Officer)	March 16, 2005
Lisa Pominski

/s/ Elmer Richerson
	Executive Vice President & Director	March 16, 2005
Elmer Richerson

/s/ Charles Bell
	Director	March 16, 2005
Charles Bell

/s/ Jack W. Bell
	Director	March 16, 2005
Jack W. Bell

/s/ Mackey Bentley
	Director	March 16, 2005
Mackey Bentley

/s/ James F. Comer
	Director	March 16, 2005
James F. Comer

/s/ Jerry L. Franklin
	Director	March 16, 2005
Jerry L. Franklin

/s/ John B. Freeman
	Director	March 16, 2005
John B. Freeman

Signature	Title	Date
/s/ Marshall Griffith	Director	March 16, 2005
Marshall Griffith

/s/ Harold R. Patton	Director	March 16, 2005
Harold R. Patton

/s/ James Anthony Patton	Director	March 16, 2005
James Anthony Patton

/s/ John R. Trice	Director	March 16, 2005
John R. Trice

/s/ Robert T. VanHooser, Jr.	Director	March 16, 2005
Robert T. VanHooser, Jr.

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and DeKalb Community Bank. (Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

2.2	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and Community Bank of Smith County. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-122534)).

3.1	Charter of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

3.2	Bylaws of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442)).*

10.2	Executive Salary Continuation Agreement by and between the Company and J. Randall Clemons dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.3	Executive Salary Continuation Agreement by and between the Company and Elmer Richerson dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.4	Executive Salary Continuation Agreement by and between the Company and Gary D. Whitaker dated as of March 1, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.5	Executive Salary Continuation Agreement by and between the Company and Larry Squires dated September 16, 1996 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.6	Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.7	Form of Wilson Bank Holding Company Qualified Stock Option Agreement.*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2004 incorporated by reference into items 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or contract