Form 10-K/A
period 2004-12-31
WILSON BANK HOLDING CO
filed 2005-04-29
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________________

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

Common Stock, $2.00 par value per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒      No ☐

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

EXPLANATORY NOTE
SIGNATURES
INDEX TO EXHIBITS
EX-23.2 CONSENT OF REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.3 SECTION 302 CERTIFICATION OF THE CEO
EX-31.4 SECTION 302 CERTIFICATION OF THE CFO

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

EXPLANATORY NOTE

Wilson Bank Holding Company (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (“Original Filing”) in accordance with the Commission’s Exemptive Order # 34-50754, to:

•	amend and restate Item 9A to include a report of management and the Company’s independent registered public accounting firm on our internal control over financial reporting, and

•	to include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

As a result of these amendments, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1 to Form 10-K the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Report of Management on Internal Control Over Financial Reporting

Management of Wilson Bank Holding Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Wilson Bank Holding Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Wilson Bank Holding Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of Wilson Bank Holding Company are being made only in accordance with authorization of management and directors of Wilson Bank Holding Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Wilson Bank Holding Company’s assets that could have a material effect on Wilson Bank Holding Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated Wilson Bank Holding Company’s internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The management of Wilson Bank Holding Company assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, and this assessment identified the following material weakness in the company’s internal control over financial reporting. The Company’s registered public accounting firm prepares the initial draft of the financial statements and related notes based on financial information and electronic files prepared by the chief financial officer, with management of the Company thereafter reviewing and revising the financial statements and related notes.

Because of the material weakness described in the preceding paragraph, management has concluded that, as of December 31, 2004, Wilson Bank Holding Company’s internal control over financial reporting was not effective based on the COSO criteria. Even though a material weakness existed at December 31, 2004, management is completely satisfied that the consolidated financial statements were fairly stated in all material respects as of December 31, 2004 and 2003 and for the three years ended December 31, 2004.

The Company’s independent auditors have issued an attestation report on management’s assessment of the company’s internal control over financial reporting, which report is included herein.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of
Wilson Bank Holding Company, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Wilson Bank Holding Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of control procedures related to assembling information for the annual financial statements and related disclosures, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wilson Bank Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The chief financial officer accumulates financial information and electronic files which are provided to the Company’s registered public accounting firm. The accounting firm assembles an initial draft of the financial statements and related notes which management of the Company thereafter reviews and revises as appropriate. The lack of controls could result in incomplete or inaccurate disclosures in the financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated January 7, 2005 on those financial statements.

In our opinion, management’s assessment that Wilson Bank Holding Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Wilson Bank Holding Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wilson Bank Holding Company as of December 31, 2004 and 2003 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated January 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Maggart & Associates, P.C.

Nashville, Tennessee
April 21, 2005

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ J. Randall Clemons
J. Randall Clemons
President and Chief Executive Officer

Date: April 29, 2005

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

10.7	Form of Wilson Bank Holding Company Qualified Stock Option Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

13.1
Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2004 incorporated by reference into items 5, 6, 7, 7A and 8 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

21.1	Subsidiaries of the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23.1	Consent of Registered Public Accounting Firm (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23.2	Consent of Registered Public Accounting Firm. (Filed herewith).

31.1
Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

31.2
Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

32.2
Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*	Management compensatory plan or contract