Form 10-Q
period 2005-03-31
WILSON BANK HOLDING CO
filed 2005-05-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES ☑     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 4,929,242 shares at May 3, 2005

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the registrant and its subsidiary are as follows:

Consolidated Balance Sheets — March 31, 2005 and December 31, 2004.

Consolidated Statements of Earnings — For the three months ended March 31, 2005 and 2004.

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2005 and 2004.

Consolidated Statements of Cash Flows — For the three months ended March 31, 2005 and 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 4. Controls and Procedures

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Unaudited)

	March 31,	December 31,
	2005	2004
	(In Thousands)
Assets
Loans	$718,012	724,001
Less: Allowance for possible loan losses	(9,529)	(9,370)

Net loans	708,483	714,631

Securities:
Held to maturity, at cost (market value - $14,573,000 and $14,940,000, respectively)	14,294	14,437
Available-for-sale, at market (amortized cost - $134,413,000 and $120,188,000, respectively)	131,526	118,635

Total securities	145,820	133,072

Loans held for sale	6,357	3,515
Restricted equity securities	2,688	2,661
Federal funds sold	50,785	25,516

Total earning assets	914,133	879,395

Cash and due from banks	22,941	23,799
Bank premises and equipment, net	22,023	21,830
Accrued interest receivable	5,225	4,944
Deferred income tax asset	2,555	3,194
Other real estate	908	580
Goodwill	4,792	—
Other assets	5,629	3,506

Total assets	$978,206	937,248

Liabilities and Stockholders’ Equity
Deposits	$863,028	832,922
Securities sold under repurchase agreements	6,311	6,679
Federal Home Loan Bank advances	14,824	15,263
Accrued interest and other liabilities	7,228	3,864

Total liabilities	891,391	858,728

Minority interest	—	6,959

Stockholders’ equity:
Common stock, $2.00 par value; authorized 5,000,000 shares, issued 4,491,413 and 4,436,607 shares, respectively	9,857	8,873
Additional paid-in capital	29,502	14,856
Retained earnings	49,238	48,688
Net unrealized losses on available-for-sale securities, net of income taxes of $1,105,000 and $531,000 respectively	(1,782)	(856)

Total stockholders’ equity	86,815	71,561

Total liabilities and stockholders’ equity	$978,206	937,248

     See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	(Dollars In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$11,847	10,296
Interest and dividends on securities:
Taxable securities	973	1,138
Exempt from Federal income taxes	155	178
Interest on loans held for sale	34	28
Interest on Federal funds sold	214	130

Total interest income	13,223	11,770

Interest expense:
Interest on negotiable order of withdrawal accounts	99	50
Interest on money market and savings accounts	802	786
Interest on certificates of deposit	3,676	2,813
Interest on securities sold under repurchase agreements	30	48
Interest on Federal Home Loan Bank advances	165	13

Total interest expense	4,772	3,710

Net interest income before provision for possible loan losses	8,451	8,060
Provision for possible loan losses	393	1,420

Net interest income after provision for possible loan losses	8,058	6,640

Non-interest income:
Service charges on deposit accounts	1,218	1,103
Other fees and commissions	333	433
Gain on sale of loans	308	320
Gain on sale of other real estate	2	—
Gain on sale of fixed assets	1	—

	1,862	1,856

Non-interest expense:
Salaries and employee benefits	3,467	3,354
Occupancy expenses, net	419	381
Furniture and equipment expense	424	398
Data processing expense	51	58
Directors’ Fees	196	193
Other operating expenses	1,249	1,240
Loss on sale of other assets	8	28
Loss on sale of other real estate	—	5
Minority interest in net earnings (losses) of subsidiaries	236	(137)

	6,050	5,520

Earnings before income taxes	3,870	2,976
Income taxes	1,543	1,170

Net earnings	$2,327	1,806

Weighted average number of shares outstanding	4,472,419	4,355,124

Basic earnings per common share	$.52	.41

Diluted earnings per common share	$.52	.41

Dividends per share	$.40	.35

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(In Thousands)
Net earnings	$2,327	1,806

Other comprehensive gains (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $574,000 and $297,000 respectively	(926)	478

Other comprehensive earnings (losses)	(926)	478

Comprehensive earnings	$1,401	2,284

     See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)
Cash flows from operating activities:
Interest received	$12,935	$11,767
Fees and commissions received	1,551	1,536
Proceeds from sale of loans held for sale	15,106	16,657
Origination of loans held for sale	(17,640)	(15,063)
Interest paid	(3,935)	(4,003)
Cash paid to suppliers and employees	(4,093)	(4,134)
Income taxes refunded (paid)	319	(407)

Net cash provided by operating activities	4,243	6,353

Cash flows from investing activities:
Purchase of available-for-sale securities	(15,445)	(49,323)
Proceeds from maturities, calls and principal payments of available for sale securities	1,208	42,543
Proceeds from sale of other real estate	223	73
Purchase of held-to-maturity securities	—	(250)
Proceeds from maturities, calls and principal payments of held-to-maturity securities	135	624
Loans made to customers, net of repayments	5,130	(19,636)
Purchase of premises and equipment	(322)	(1,273)
Proceeds from sale of other assets	42	—
Proceeds from sale of premises and equipment	1	—

Net cash used in investing activities	(9,028)	(27,242)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	14,011	12,382
Net increase in time deposits	16,095	4,940
Increase (decrease) in securities sold under repurchase agreements	(368)	5,070
Decrease in Federal Home Loan Bank advances	(439)	(127)
Dividends paid	(1,777)	(1,512)
Dividends paid to minority shareholders	(77)	(75)
Proceeds from sale of stock to minority shareholders	68	66
Proceeds from sale of common stock	1,621	1,383
Proceeds from sale of common stock pursuant to exercise of stock option	62	32

Net cash provided by financing activities	29,196	22,159

Net increase in cash and cash equivalents	24,411	1,270

Cash and cash equivalents at beginning of period	49,315	82,323

Cash and cash equivalents at end of period	$73,726	$83,593

     See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,327	$1,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	385	352
Provision for loan losses	393	1,420
Minority interests in net earnings (losses) of commercial bank subsidiaries	236	(137)
Loss (gain) on sale of other real estate	(2)	5
Loss on sale of other assets	8	28
Gain on sale of fixed assets	(1)	—
Decrease (increase) in loans held for sale	(2,842)	1,274
Increase in deferred tax assets	(7)	(10)
Increase in taxes payable	1,869	773
FHLB dividend reinvestment	(27)	(25)
Decrease (increase) in other assets, net	21	(133)
Increase in other liabilities	1,327	1,293
Increase in interest receivable	(281)	—
Increase (decrease) in interest payable	837	(293)

Total adjustments	1,916	4,547

Net cash provided by operating activities	$4,243	$6,353

Supplemental schedule of non-cash activities:

Unrealized gain (loss) in values of securities available-for- sale, net of income taxes of $574,000 and $297,000 for the quarters ended March 31, 2005 and 2004, respectively.	$(926)	$478

Non-cash transfers from loans to other real estate	$549	$594

Non-cash transfers from loans to other assets	$76	$—

     See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

     The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (“Company”) and its wholly-owned subsidiary, Wilson Bank and Trust. On March 31, 2005, each of Dekalb Community Bank, a Tennessee state chartered bank and 50% owned subsidiary of the Company (Dekalb) and Community Bank of Smith County, a Tennessee state charted bank and 50% owned subsidiary of the Company (CBSC), merged with and into Wilson Bank & Trust. The merger of Dekalb with and into Wilson Bank and Trust, was approved by the Company as the sole shareholder of Wilson Bank & Trust on October 25, 2004 and by the shareholders of Dekalb on March 14, 2005. The merger of CBSC with and into Wilson Bank and Trust, was approved by the Company as the sole shareholder of Wilson Bank & Trust on October 25, 2004 and by the shareholders of CBSC on March 24, 2005. Following the mergers of Dekalb and CBSC with and into Wilson Bank & Trust, the Company will no longer account for Dekalb’s and CBSC’s result of operations as minority interest but rather will recognize 100% of Dekalb’s and CBSC’s results of operations.

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

     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, comprehensive earnings for the three months ended March 31, 2005 and 2004 and changes in cash flows for the three months ended March 31, 2005 and 2004. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2004 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

     Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$9,370	$8,077
Add (deduct):
Losses charged to allowance	(280)	(596)
Recoveries credited to allowance	46	67
Provision for loan losses	393	1,420

Balance, March 31, 2005 and 2004, respectively	$9,529	$8,968

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

Critical Accounting Policies

     The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for possible loan losses (ALL) we have made judgments and estimates which have significantly impacted our financial position and results of operations.

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

     We establish the allocated amount separately for two different risk groups(1) unique loans(commercial loans, including those loans considered impaired); and (2) homogenous loans(generally consumer and residential mortgage loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

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

Results of Operations

     Net earnings increased 28.8% to $2,327,000 for the three months ended March 31, 2005 from $1,806,000 in the first quarter of 2004. The increase in net earnings was primarily due to a 4.9% increase in the net interest income. Provision for possible loan losses decreased $1,027,000 for the three months ended March 31, 2005 compared to the same period in 2004. See “Provision for Possible Loan Losses” for further explanation. The Company expects to see a continued increase in the net interest income if rates continue to rise during the next three quarters of 2005.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net Interest Income

     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, increased $1,453,000 or 12.3% to $13,223,000 during the three months ended March 31, 2005 as compared to the first quarter of 2004. The increase in 2005 when compared to 2004 was primarily attributable to a 500 basis point increase in the interest rate environment and an increase in volume. The ratio of average earning assets to total average assets was 94.6% and 94.3% for the quarters ended March 31, 2005 and March 31, 2004, respectively.

     Interest expense increased $1,062,000 to $4,772,000 for the three months ended March 31, 2005 compared to the same period in 2004. The increase for the quarter ended March 31, 2005 was due primarily to an increase in the rates paid on deposits.

     The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $391,000 or 4.9% for the first three months of 2005 as compared to the first quarter of 2004.

Provision for Possible Loan Losses

     The provision for loan losses was $393,000 and $1,420,000, respectively, for the first three months of 2005 and 2004. During 2004, the Company performed a detailed evaluation of one of the subsidiary bank’s loan officer’s portfolio. Based on this evaluation, it was determined that an additional provision should be made to the allowance for possible loan losses in the amount of $808,000 for the three months ended March 31, 2004. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The allowance for possible loan losses was 1.3% of total loans outstanding at both March 31, 2005 and December 31, 2004.

     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2005 to be adequate.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income

     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of other real estate, and gain on sale of fixed assets. Total non-interest income for the three months ended March 31, 2005 increased to $1,862,000 from $1,856,000 for the same period in 2004. Service charges on deposit accounts increased $115,000 or 10.4% to $1,218,000. Other fees and commissions decreased $100,000 or 23.1% to $333,000.

Non-Interest Expenses

     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, loss on sale of other assets, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $530,000 or 9.6% during the first three months of 2005 compared to the same period in 2004. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased from 291 at March 31, 2004 to 296 at March 31, 2005. Increases in occupancy expenses were also due to the Company’s growth as the Company has opened 2 branches since the end of the first quarter of 2004. Other operating expenses for the three months ended March 31, 2005 increased to $1,249,000 from $1,240,000 for the three months ended March 31, 2004.

Income Taxes

     The Company’s income tax expense was $1,543,000 for the three months ended March 31, 2005, an increase of $373,000 over the comparable period in 2004. The percentage of income tax expense to net income before taxes was 39.9% and 39.3% for the periods ended March 31, 2005 and 2004, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

Earnings Per Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Earnings Per Share, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2005 and 2004:

(In Thousands, except share amounts)	2005	2004
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$2,327	$1,806

Denominator – Weighted average number of common shares outstanding	4,472,419	4,355,124

Basic earnings per common share	$.52	$.41

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$2,327	$1,802

Denominator:
Weighted average number of common shares outstanding	4,472,419	4,355,124
Dilutive effect of stock options	13,369	11,287

	4,485,788	4,366,411

Diluted earnings per common share	$.52	$.41

Financial Condition

Balance Sheet Summary

     The Company’s total assets increased 4.4% to $978,206,000 during the three months ended March 31, 2005 from $937,248,000 at December 31, 2004. Loans, net of allowance for possible loan losses, totaled $708,483,000 at March 31, 2005, a 0.9% decrease from $714,631,000 at December 31, 2004. This decrease is a result of several large loans being paid off during the quarter and the rising interest rate environment. Securities increased $12,748,000 or 9.6% to $145,820,000 at March 31, 2005. Federal funds sold increased $ 25,269,000 to $50,785,000 at March 31, 2005 from $25,516,000 at December 31, 2004.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Balance Sheet Summary, Continued

     Total liabilities increased by 3.9% to $891,391,000 for the three months ended March 31, 2005 compared to $858,728,000 at December 31, 2004. This increase was composed primarily of a $30,106,000 increase in total deposits from $832,922,000 at December 31, 2004 to $863,028,000 at March 31, 2005. The increase in deposits included an increase in time deposits of 8,100,000 and an increase in demand deposits of $22,006,000. Securities sold under repurchase agreements decreased $368,000 during the quarter ended March 31, 2005 and Federal Home Loan Bank advances decreased $439,000 during the quarter ended March 31, 2005.

     The consummation of the Dekalb and CBSC mergers also resulted in the Company recording $4,792,000 for goodwill at March 31, 2005 and an approximately $2,000,000 increase in “Other assets” at March 31, 2005.

     The following schedule details the loans of the Company at March 31, 2005 and December 31, 2004:

	(In Thousands)
	March 31,	December 31,
	2005	2004
Commercial, financial & agricultural	$99,389	$217,372
Real estate – construction	84,734	49,085
Real estate – mortgage	455,316	384,062
Installment	79,437	73,482

	718,876	724,001
Unearned interest	(864)	—

	$718,012	$724,001

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $ 279,339,000, $ 75,566,000 and $ 3,871,000, respectively at March 31, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2005, the Company had nonaccrual loans totaling $825,000 as compared to $624,000 at December 31, 2004.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2005, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          Impaired loans and related allowance for loan loss amounts at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005		December 31, 2004
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$825	93	295	41
Impaired loans with no allowance for loan loss	—	—	—	—

	$825	93	295	41

          The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

          The following schedule details selected information as to non-performing loans of the Company:

	March 31, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$1,231	751	1,698	526
Installment loans	564	74	638	91
Commercial	24	—	197	7

	$1,819	825	2,533	624

Renegotiated loans	$—	—	—	—

          Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2005 totaled $2,644,000 as compared to $3,157,000 at December 31, 2004. The decrease in non-performing loans during the three months ended March 31, 2005 of $513,000 is due primarily to a decrease in non-performing real estate & commercial loans. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          The following table presents total internally graded loans as of March 31, 2005 and December 31, 2004:

	March 31, 2005
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,141	929	204	8
Real estate mortgage	5,877	2,425	3,120	332
Real estate construction	—	—	—	—

Consumer	1,580	855	619	106

	$8,598	4,209	3,943	446

	December 31, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$2,410	932	1,478	—
Real estate mortgage	5,509	1,962	3,214	333
Real estate construction	—	—	—	—
Consumer	1,767	903	753	111

	$9,686	3,797	5,445	444

          At March 31, 2005, loans totaling $8,598,000 were included in the Company’s internal classified loan list. Of these loans $5,877,000 are real estate and $2,721,000 are personal and other loans. The collateral values securing these loans total approximately $12,461,000, ($10,106,000 related to real property and $2,355,000 related to personal loans). Internally classified loans decreased $1,088,000 or 11.2% from $9,686,000 at December 31, 2004. Internally classified real estate loans increased $368,000 and personal and other loans decreased $1,456,000 from December 31, 2004 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

     The decrease in the internally graded loans is concentrated in several loans that were upgraded during the quarter ended March 31, 2005. Residential real estate loans that are internally graded totaling $5,877,000 and $5,509,000 at March 31, 2005 and December 31, 2004 consist of 85 and 83 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$4,075	13.9%	$4,754	30.0%
Real estate construction	177	11.8	114	6.8
Real estate mortgage	3,524	63.3	2,800	53.0
Installment	1,753	11.0	1,702	10.2

	$9,529	100%	$9,370	100%

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

          Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2005, the Company’s liquid assets totaled $ 129,528,000.

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

          Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the Company’s subsidiary bank. These meetings focus on the spread between the Company’s cost of funds and interest yields generated primarily through loans and investments.

          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.8 million mature or will be subject to rate adjustments within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2005 loans totaling approximately $258.7 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $77.6 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future. Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in a materially adverse way.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Off Balance Sheet Arrangements

          At March 31, 2005 we had unfunded loan commitments outstanding of $138.1 million and outstanding standby letters of credit of $9.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

          Capital. At March 31, 2005, total stockholders’ equity was $86,815,000 or 8.9% of total assets, which compares with $71,561,000 or 7.6% of total assets at December 31, 2004. The dollar increase in stockholders’ equity during the three months ended March 31, 2005 results from the Company’s net income of $2,327,000, proceeds from the issuance of common stock related to exercise of stock options of $62,000, the net effect of a $730,000 unrealized loss on investment securities net of applicable income taxes, cash dividends declared of $1,777,000 of which $1,621,000 was reinvested under the Company’s dividend reinvestment plan, and an increase of $13,751,000 due to the merger of Dekalb and CBSC with and into Wilson Bank & Trust. In connection with the mergers, the Company issued 436,546 shares of its common stock to the former shareholders, other than the Company, of Dekalb and CBSC on March 31, 2005.

          In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of March 31, 2005, the bank has granted key employees options to purchase a total of 90,610 shares of common stock. At March 31, 2005, 28,428 were exercisable.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Position and Dividends (Continued

          In December, 2004, the Financial Accounting Standard Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Wilson Bank Holding Company the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Wilson Bank Holding Company is currently assessing the impact of this SFAS; however, management does not expect the impact to be material on the financial condition or result of operation.

          SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the quarters ended March 31, 2005 and 2004, respectively, would have been reduced to the proforma amounts indicated below:

(In Thousands)	2005	2004
Net Earnings:
As Reported	$2,327	$1,806
Proforma	$2,318	$1,795

Basic Earnings per common share:
As Reported	$.52	$.41
Proforma	$.52	$.41

Diluted Earnings per common share:
As Reported	$.52	$.41
Proforma	$.52	$.41

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Position and Dividends (Continued

          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At March 31, 2005 the Company’s total risk-based capital ratio was 12.9% and its Tier I risk-based capital ratio was 11.7%. At December 31, 2004, the Company’s total risk-based capital ratio was 12.4% and its Tier I risk-based capital ratio was 11.1%. At March 31, 2005 and December 31, 2004, the Company had a leverage ratio of 8.9% and 8.7% respectively. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%.

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

          There have been no material changes in reported market risks during the three months ended March 31, 2005.

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

          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

               None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of Company common stock during the quarter ended March 31, 2005.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None

(b)	Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not Applicable.

Item 5.	OTHER INFORMATION

               None

Item 6. EXHIBITS

(a)	Exhibits

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

WILSON BANK HOLDING COMPANY

(Registrant)

DATE: May 10, 2005	/s/ Randall Clemons

Randall Clemons
President and Chief Executive Officer

DATE: May 10, 2005	/s/ Lisa Pominski

Lisa Pominski
Senior Vice President & Chief Financial Officer