Form 10-Q
period 2005-06-30
WILSON BANK HOLDING CO
filed 2005-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005
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
Common stock outstanding: 4,991,078 shares at August 8, 2005

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets – June 30, 2005 and December 31, 2004.

Consolidated Statements of Earnings — For the three months and six months ended June 30, 2005 and 2004.

Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2005 and 2004.

Consolidated Statements of Cash Flows — For the six months ended June 30, 2005 and 2004.

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
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In Thousands)
Assets
Loans	$742,862	724,001
Less: Allowance for loan losses	(9,593)	(9,370)

Net loans	733,269	714,631

Securities:
Held to maturity, at cost (market value $14,632,000 and $14,940,000, respectively)	14,363	14,437
Available-for-sale, at market (amortized cost $147,410,000 and $120,188,000, respectively)	145,192	118,635

Total securities	159,555	133,072

Loans held for sale	4,595	3,515
Other interest bearing assets	2,688	2,661
Federal funds sold	21,600	25,516

Total earning assets	921,707	879,395

Cash and due from banks	27,594	23,799
Bank premises and equipment, net	21,745	21,830
Accrued interest receivable	5,318	4,944
Goodwill	4,805	—
Other real estate	484	580
Deferred income tax asset	2,288	3,194
Other assets	6,150	3,506

Total assets	$990,091	937,248

Liabilities and Stockholders’ Equity

Deposits	$875,190	832,922
Securities sold under repurchase agreements	5,374	6,679
Federal Home Loan Bank Advances	14,457	15,263
Accrued interest and other liabilities	4,964	3,864

Total liabilities	899,985	858,728

Minority Interest	—	6,959

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 4,930,640 at June 30, 2005 and 4,436,607 shares at December 31, 2004, respectively	9,860	8,873
Additional paid-in capital	29,521	14,856
Retained earnings	52,092	48,688
Net unrealized loss on available-for-sale securities, net of taxes of $849,000 and $531,000 respectively	(1,367)	(856)

Total stockholders’ equity	90,106	71,561

Total liabilities and stockholders’ equity	$990,091	937,248

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$12,408	$10,754	$24,255	$21,050
Interest and dividends on securities:
Taxable securities	1,104	1,109	2,117	2,247
Exempt from Federal income taxes	156	171	311	349
Interest on loans held for sale	48	48	82	76
Interest on Federal funds sold	288	73	502	203

Total interest income	14,044	12,155	27,267	23,925

Interest expense:
Interest on negotiable order of withdrawal accounts	148	56	247	106
Interest on money market and savings accounts	966	763	1,768	1,549
Interest on certificates of deposit	3,981	2,855	7,657	5,668
Interest on securities sold under repurchase agreements	33	42	63	90
Interest on Federal Home Loan Bank advances	159	10	324	23
Interest on Federal funds purchased	14	3	14	3

Total interest expense	5,301	3,729	10,073	7,439

Net interest income before provision for possible loan losses	8,743	8,426	17,194	16,486
Provision for possible loan losses	222	337	615	1,757

Net interest income after provision for possible loan losses	8,521	8,089	16,579	14,729

Non-interest income:
Service charges on deposit accounts	1,544	1,261	2,762	2,364
Other fees and commissions	394	380	727	813
Gain on sale of loans	452	380	760	700
Gain on sale of fixed asset	—	—	1	—

Total non-interest income	2,390	2,021	4,250	3,877

Non-interest expense:
Salaries and employee benefits	3,694	3,554	7,161	6,908
Occupancy expenses, net	418	388	837	769
Furniture and equipment expense	75	376	499	774
Data processing expense	394	59	445	117
Directors’ fees	167	168	363	361
Other operating expenses	1,501	1,249	2,750	2,489
Loss on sale of other real estate	12	10	18	38
Loss on sale of other assets	28	30	28	35
Loss on sale of securities	—	68	—	68
Minority interest in net earnings of subsidiaries	—	295	236	158

Total non-interest expense	6,289	6,197	12,337	11,717

Earnings before income taxes	4,622	3,913	8,492	6,889
Income taxes	1,768	1,498	3,311	2,668

Net earnings	$2,854	$2,415	$5,181	$4,221

Basic earnings per common share	$.59	$.56	$1.11	$.97

Diluted earnings per common share	$.59	$.55	$1.11	$.96

Dividends per share	$—	$—	$.40	$.35

     See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Net earnings	$2,854	$2,415	$5,181	$4,221

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $256,000, $1,423,000, $318,000, and $1,127,000, respectively	415	(2,294)	(511)	(1,816)
Reclassification adjustment for net losses included in net earnings, net of taxes of $26,000	—	42	—	42

Other comprehensive earnings (losses)	415	(2,252)	(511)	(1,774)

Comprehensive earnings	$3,269	$163	$4,670	$2,447

     See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2005	2004
	(In Thousands)
Cash flows from operating activities:
Interest received	$26,853	$24,235
Fees and commissions received	3,522	3,177
Proceeds from sale of loans	36,688	37,024
Origination of loans held for sale	(37,041)	(34,488)
Interest paid	(9,579)	(7,361)
Cash paid to suppliers and employees	(11,057)	(9,544)
Income taxes paid	(2,823)	(3,108)

Net cash provided by operating activities	6,563	9,935

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	567	1,461
Proceeds from maturities, calls, and principal payments of available-for-sale securities	2,660	56,509
Purchase of held-to-maturity securities	(508)	(250)
Purchase of available-for-sale securities	(29,854)	(67,025)
Loans made to customers, net of repayments	(20,197)	(65,906)
Purchase of premises and equipment	(390)	(1,884)
Proceeds from sale of other real estate	893	513
Proceeds from sale of other assets	73	125
Proceeds from sales of available for sale securities	—	24,337
Cash paid in merger	(13)	—

Net cash used in investing activities	(46,769)	(52,120)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	9,949	(6,817)
Net increase (decrease) in time deposits	32,319	18,221
Increase (decrease) in securities sold under repurchase agreements	(1,305)	1,226
Net decrease in advances from Federal Home Loan Bank	(806)	(146)
Net increase in Federal funds purchased	—	2,276
Dividends paid	(1,777)	(1,512)
Dividends paid to minority shareholders	(77)	(75)
Proceeds from sale of stock to minority shareholders	68	66
Proceeds from sale of common stock	1,621	1,383
Proceeds from exercise of stock options	93	74

Net cash provided by financing activities	40,085	14,696

Net decrease in cash and cash equivalents	(121)	(27,489)

Cash and cash equivalents at beginning of period	49,315	82,323

Cash and cash equivalents at end of period	$49,194	$54,834

     See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2005	2004
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$5,181	$4,221
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	782	829
Provision for loan losses	615	1,757
Minority interests in net earnings of commercial bank subsidiaries	236	158
FHLB dividend reinvestment	(48)	(50)
Loss on sale of other real estate	18	38
Loss on sale of other assets	28	35
Gain on sale of fixed assets	(1)	—
Security losses	—	68
Decrease (increase) in loans held for sale	(1,080)	1,836
Increase in deferred tax assets	(2)	(18)
Increase in other assets, net	(534)	(994)
Increase (decrease) in taxes payable	669	(422)
Decrease (increase) in interest receivable	(401)	270
Increase in other liabilities	606	2,129
Increase in interest payable	494	78

Total adjustments	1,382	5,714

Net cash provided by operating activities	$6,563	$9,935

Supplemental schedule of non-cash activities:

Unrealized loss in values of securities available-for-sale, net of taxes of $318,000 and $1,101,000 for the six months ended June 30, 2005 and 2004, respectively.	$(511)	$(1,774)

Non-cash transfers from loans to other real estate	$875	$885

Non-cash transfers from loans to other assets	$129	$—

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
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of operations for the three months and six months ended June 30, 2005 and 2004, comprehensive earnings for the three months and six months ended June 30, 2005 and 2004 and changes in cash flows for the six months ended June 30, 2005 and 2004. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2004 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$9,370	8,077
Add (deduct):
Losses charged to allowance	(484)	(1,197)
Recoveries credited to allowance	92	121
Provision for loan losses	615	1,757

Balance, June 30, 2005 and 2004, respectively	$9,593	758

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Merger of Subsidiary Banks
     On March 31, 2005 each of Dekalb Community Bank, a Tennessee state chartered bank and 50% owned subsidiary of the Company (“Dekalb”) and Community Bank of Smith County, a Tennessee state chartered bank and 50% owned subsidiary of the Company (“CBSC”) merged with and into Wilson Bank & Trust. Following the mergers of Dekalb and CBSC with and into Wilson Bank & Trust, the Company will no longer account for the outside 50% interest of Dekalb and CBSC’s results of operations as minority interest but rather will recognize 100% of Dekalb’s and CBSC’s results of operations. The purchase of the minority interest was accounted for as a purchase under the provisions of Statement of Financial Accounting Standards No. 141. The stock consideration paid totaled $13,751,000, cash paid totaled $13,000, and 50% of the book values at March 31, 2005 totaled $7,094,000 resulting in an excess of consideration over book value of $6,670,000. The excess was allocated $2,787,000 to the deposit base, $235,000 to fixed assets, $1,157,000 to deferred taxes payable and $4,805,000 to goodwill. Proforma results of operations (assuming the mergers took place on January 1, 2004) for the six months ended June 30, 2005 and June 30, 2004 are as follows:

	Six Months Ended June 30, 2005:
	(In Thousands except per share amounts)
		Proforma
	As Reported	Adjustments		Proforma
Total interest income	$27,267	$—		$27,267

Net income	$5,181	$790	(1)	$5,971

Weighted average shares outstanding	4,662,702	436,546	(2)	5,099,248

Dilutive effect of stock options	$12,537	$—		$12,537

Weighted average shares outstanding for dilutive earnings per share	4,675,239	436,546		5,111,785

Basic earnings per common share	$1.11	$—		$1.17

Diluted earnings per common share	$1.11	$—		$1.17

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Merger of Subsidiary Banks, Continued

	Six Months Ended June 30, 2004:
	(In Thousands except per share amounts)
		Proforma
	As Reported	Adjustments		Proforma
Total interest income	$23,925	$—		$23,925

Net income	$4,221	$712	(3)	$4,933

Weighted average shares outstanding	4,364,787	436,546	(2)	4,801,333

Dilutive effect of stock options	$11,167	$—		$11,167

Weighted average shares outstanding for dilutive earnings per share	4,375,954	436,546		4,812,500

Basic earnings per common share	$.97	$—		$1.03

Diluted earnings per common share	$.96	$—		$1.03

(1)	Add earnings of minority interest of $236,000 plus six months of estimated annual expense savings of $1,107,000

(2)	Add common shares issued for minority interest

(3)	Add earnings of minority interest of $158,000 plus six months of estimated annual expense savings of $1,107,000

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
Results of Operations
     Net earnings increased 22.7% to $5,181,000 for the six months ended June 30, 2005 from $4,221,000 in the first six months of 2004. Net earnings were $2,854,000 for the quarter ended June 30, 2005, an increase of $439,000, or 18.2%, from $2,415,000 for the three months ended June 30, 2004 and an increase of $527,000, or 22.6%, over the quarter ended March 31, 2005. The increase in net earnings during the six months ended June 30, 2005 was primarily due to a 4.3% increase in net interest income. Provision for possible loan losses decreased $1,142,000, or 65.0%, for the six months ended June 30, 2005 compared to the same period in 2004. See “Provision for Possible Loan Losses” for further explanation. The Company expects to see a continued increase in net interest income if rates continue to rise during the next two quarters of 2005.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $3,342,000, or 14.0%, during the six months ended June 30, 2005 as compared to the same period in 2004. The increase in total interest income was $1,889,000, or 15.5%, for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Interest income for the second quarter of 2005 increased $ 821,000, or 6.2%, over the first three months of 2005. The increase in the first six months of 2005 was primarily attributable to an increase in the interest rate environment and an increase in volume. The ratio of average earning assets to total average assets was 95.2% for the six months ended June 30, 2005 and June 30, 2004, respectively.
     Interest expense increased $2,634,000, or 35.4%, for the six months ended June 30, 2005 as compared to the same period in 2004. The increase was $1,572,000, or 42.2%, for the three months ended June 30, 2005 as compared to the same period in 2004. Interest expense increased $529,000 or 11.1% for the quarter ended June 30, 2005 over the first three months of 2005. The overall increase in total interest expense for the first six months of 2005 was primarily attributable to an increase in the rates paid on deposits when compared to the six months ended June 30, 2004 as the Company experienced competitive pressure on deposit pricing.
     The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $708,000, or 4.3%, for the first six months of 2005 as compared to the same period in 2004. The increase was $ 317,000, or 3.8%, for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 and an increase of $292,000, or 3.5%, when compared to the first quarter of 2005.
Provision for Possible Loan Losses
     The provision for possible loan losses was $615,000 and $1,757,000 for the first six months of 2005 and 2004, respectively. The provision for loan losses during the three month periods ended June 30, 2005 and 2004 was $222,000 and $337,000, respectively. During the first quarter of 2004, the Company performed a detailed evaluation of one of its subsidiary bank’s loan officer’s portfolios. Based on this evaluation, it was determined that an additional provision should be made to the allowance for possible loan losses for the quarter ended March 31, 2004 in the amount of $808,000 for the three months ended March 31, 2004. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $9,593,000, an increase of 2.4% from $9,370,000 at December 31, 2004. The allowance for possible loan losses as a percentage of total outstanding loans was 1.3% at both June 30, 2005 and December 31, 2004.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at June 30, 2005 to be adequate.
Non-Interest Income
     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2005 increased 9.6% to $4,250,000 from $3,877,000 for the same period in 2004. The increase was $369,000, or 18.2%, during the quarter ended June 30, 2005 compared to the second quarter in 2004 and there was an increase of $528,000, or 28.4%, over the first three months of 2005. The increase for the first six months of 2005 was due primarily to an increase in services charges on deposit accounts. Service charges on deposit accounts increased $398,000, or 16.8%, during the six months ended June 30, 2005 compared to the same period in 2004. Service charges on deposits increased $283,000, or 22.4%, during the quarter ended June 30, 2005 compared to the same quarter in 2004.
     The Company’s non interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non interest income generally reflect the registrant’s growth, while fees for origination of mortgage loans will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.
Non-Interest Expenses
     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $620,000, or 5.3%, during the first six months of 2005 compared to the same period in 2004. The increases for the quarter ended June 30, 2005 were $92,000, or 1.5%, as compared to the comparable quarter in 2004 and $239,000, or 3.9%, as compared to the first three months of 2005. The increase in non-interest expenses are attributable primarily to increases in employee salaries. The Company had 300 full time equivalent employees at June 30, 2005. Increases in occupancy and furniture and equipment expenses were also due to the Company’s growth. Other operating expenses for the six months ended June 30, 2005 increased to $2,750,000 from $2,489,000 for the comparable period in 2004. Other operating expenses increased $252,000, or 20.2%, during the quarter ended June 30, 2005 as compared to the same period in 2004. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Income Taxes
     The Company’s income tax expense was $3,311,000 for the six months ended June 30, 2005 an increase of $643,000 over the comparable period in 2004. Income tax expense was $1,768,000 for the quarter ended June 30, 2005, an increase of $270,000 over the same period in 2004. The percentage of income tax expense to net income before taxes was 39.0% and 38.7% for the six months ended June 30, 2005 and 2004, respectively, and 38.2% and 38.3% for the quarters ended June 30, 2005 and 2004, respectively. The percentage of income tax expense to net income before taxes was 39.9% for the first three months of 2005. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.
Earnings Per Share
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$2,854	2,415	$5,181	4,221

Denominator – Weighted average number of common shares outstanding	4,850,882	4,373,345	4,662,702	4,364,787

Basic earnings per common share	$.59	.56	$1.11	.97

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$2,854	2,415	$5,181	4,221

Denominator – Weighted average number of common shares outstanding	4,850,882	4,373,345	4,662,702	4,364,787
Dilutive effect of stock options	12,753	10,465	12,537	11,167

	4,863,635	4,383,810	4,675,239	4,375,954

Diluted earnings per common share	$.59	.55	$1.11	.96

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Financial Condition
Balance Sheet Summary
     The Company’s total assets increased 5.6% to $990,091,000 during the six months ended June 30, 2005 from $937,248,000 at December 31, 2004. Total assets increased $11,885,000 during the three-month period ended June 30, 2005 and $40,958,000, or 4.4%, during the three-month period ended March 31, 2005. Loans, net of allowance for possible loan losses, totaled $733,269,000 at June 30, 2005, a 2.6% increase compared to $ 714,631,000 at December 31, 2004. Net loans increased $24,786,000 or 3.5% during the three month period ended June 30, 2005 and decreased $6,148,000.00 or .9% during the three month period ended March 31, 2005. The increases were primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $26,483,000, or 19.9%, to $159,555,000 at June 30, 2005 from $133,072,000 at December 31, 2004. Securities increased $13,735,000, or 9.4%, during the three months ended June 30, 2005. Federal funds sold decreased from $25,516,000 at December 31, 2004 to $21,600,000 at June 30, 2005.
     Total liabilities increased by 4.8% to $899,985,000 at June 30, 2005 compared to $858,728,000 at December 31, 2004. From March 31, 2005 total liabilities increased $8,594,000 or 1.0%. These increases were composed primarily of a $42,268,000, or 5.1%, increase in total deposits, and a decrease of $1,305,000, or 19.5%, in securities sold under repurchase agreements during the six months ended June 30, 2005. Federal Home Loan Bank advances decreased $806,000 during the six months ended June 30, 2005.
     The following schedule details the loans of the Company at June 30, 2005 and December 31, 2004:

	(In Thousands)
	June 30,	December 31,
	2005	2004
Commercial, financial & agricultural	$93,772	217,372
Real estate – construction	92,008	49,085
Real estate – mortgage	472,721	384,062
Installment	85,209	73,482

	743,710	724,001
Unearned interest	(848)	(—)

	$742,862	$724,001

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, lContinued
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.
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
     The Company’s first mortgage single family residential, consumer and credit card loans which totaled approximately $280,869,000, $77,965,000 and $2,675,000, respectively, at June 30, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2005, the Company had nonaccrual loans totaling $635,000 as compared to $624,000 at December 31, 2004.

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
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2005, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005		December 31, 2004
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$635	124	$295	41
Impaired loans with no allowance for loan loss	—	—	—	—

	$635	124	$295	41

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The following schedule details selected information as to non-performing loans of the Company at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$895	556	$1,698	526
Installment loans	780	79	638	91
Commercial	127	—	197	7

	$1,802	635	$2,533	624

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2005 totaled $2,437,000 a decrease from $3,157,000 at December 31, 2004. During the three months ended June 30, 2005, non-performing loans increased $207,000 from $2,644,000 at March 31, 2005 The decrease in non-performing loans during the six months ended June 30, 2005 of $720,000 is due primarily to a decrease in non-performing real estate loans of $773,000 offset by an increase in non-performing installment loans of $130,000. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The following table presents total internally graded loans as of June 30, 2005 and December 31, 2004:

	June 30, 2005
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,045	851	—	177
Real estate mortgage	5,944	2,531	3	394
Real estate construction	—	—	—	—
Consumer	1,554	880	—	90

	$8,543	4,262	3,780	501

	December 31, 2004
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,410	932	1,478	—
Real estate mortgage	5,509	1,962	3,214	333
Real estate construction	—	—	—	—
Consumer	1,767	903	753	111

	$9,686	3,797	5,445	444

     The collateral values securing internally graded loans, based on estimates received by management, total approximately $12,078,000 ($9,874,000 related to real property and $ 2,204,000 related to personal and other loans). The internally classified loans have decreased $1,143,0000 or 11.8% from $9,686,000 at December 31, 2004 to $8,543,000 at June 30, 2005. Loans are listed as classified with information obtained about possible credit problems of the borrower that has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity, or capital resources.
     The decrease in the internally graded loans is concentrated in several loans that were upgraded during the six months ended June 30, 2005. Residential real estate loans that are internally classified totaling $5,944,000 and $5,509,000 at June 30, 2005 and December 31, 2004, respectively, consist of 83 loans at both December 31, 2004 and June 30, 2005, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2 . Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,400	12.6%	$4,754	30%

Real estate construction	200	12.3	114	6.8
Real estate mortgage	5,993	63.6	2,800	53.0
Installment	2,000	11.5	1,702	10.2

	$9,593	100%	$9,370	100%

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
     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2005, the Company’s liquid assets totaled $ 96,769,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $7,100,000 mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2005 loans totaling approximately $284.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $106.8 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.
Off Balance Sheet Arrangements
     At June 30, 2005 we had unfunded loan commitments outstanding of $147.2 million and outstanding standby letters of credit of $18.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
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
     At June 30, 2005, total stockholders’ equity was $90,106,000 or 9.1% of total assets, which compares with $71,561,000 or 7.6% of total assets at December 31, 2004. The dollar increase in stockholders’ equity during the six months ended June 30, 2005 results from the Company’s net income of $5,181,000, proceeds from the issuance of common stock related to exercise of stock options of $93,000, the net effect of a $324,000 unrealized loss on investment securities net of applicable income taxes, cash dividends declared of $1,777,000 of which $1,621,000 was reinvested under the Company’s dividend reinvestment plan, and an increase of $13,751,000 due to the merger of Dekalb and CBSC with and into Wilson Bank & Trust. In connection with the mergers, the Company issued 436,546 shares of its common stock to the minority shareholders, other than the Company, of Dekalb and CBSC on March 31, 2005.
     In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of June 30, 2005, the bank has granted key employees options to purchase a total of 90,779 shares of common stock. At June 30, 2005, 26,347 shares were exercisable.
     SFAS No. 123, “Accounting for Stock Based Compensation”’ as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the Stock Option Plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2005 and 2004, respectively, would have been reduced to the proforma amounts indicated below:

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Net Earnings
As Reported	$2,854	2,415	$5,181	4,221
Proforma	2,845	2,404	5,163	4,199

Basic earnings per common share
As Reported	$.59	.56	$1.11	.97
Proforma	.59	.55	1.11	.96

Diluted earnings per common share
As Reported	$.59	.56	$1.11	.96
Proforma	.59	.55	1.10	.96
     In December, 2004, the Financial Accounting Standard Board (“FASB”) reissued SFAS No. 123 related to share based payments. For the Company the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first annual reporting period after December 15, 2005. Wilson Bank Holding Company is currently assessing the impact of SFAS 123R; however, management does not expect the impact to be material on the financial condition or result of operation.
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary banks and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. At June 30, 2005 the Company’s total risk-based capital ratio was 12.8% and its Tier I risk-based capital ratio was approximately 11.5% compared to ratios of 12.4% and 11.1%, respectively, at December 31, 2004. The required Tier I leverage capital ratio (Tier I capital to average assets for the most recent quarter) for the Company is 4.0%. At June 30, 2005 the Company had a leverage ratio of 9.2% compared to 8.7% at December 31, 2004.

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
     There have been no material changes in reported market risks during the six months ended June 30, 2005.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
     There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of Company common stock during the three months ended June 30, 2005.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held April 12, 2005 at which the shareholders voted on the following board members: Jack Bell, Harold Patton, Elmer Richerson, and Mackey Bentley
Each director was elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes
Jack Bell	2,764,606	2,759,160	5,446	0	0
Mackey Bentley	2,764,606	2,759,160	5,446	0	0
Harold Patton	2,764,606	2,757,459	7,147	0	0
Elmer Richerson	2,764,606	2,759,160	5,446	0	0
In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

Charles Bell	2006
Randall Clemons	2006
Jerry Franklin	2006
James Patton	2006
Jimmy Comer	2007
John Freeman	2007
Marshall Griffith	2007
John Trice	2007
Bob Vanhooser	2007

Item 5. OTHER INFORMATION
     Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 15, 2005 in order to be included in the Company’s Proxy Statement and form of proxy relating to the 2006 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.
     For any other shareholder proposals to be timely (but not considered for inclusion in the Company’s Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company’s main office (listed above) prior to January 29, 2006.
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

WILSON BANK HOLDING COMPANY

(Registrant)

DATE: August 9, 2005	/s/ Randall Clemons

Randall Clemons
President and Chief Executive Officer

DATE: August 9, 2005	/s/ Lisa Pominski

Lisa Pominski
Senior Vice President & Chief Financial Officer