Form 10-Q
period 2005-09-30
WILSON BANK HOLDING CO
filed 2005-11-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period FROM                      TO
Commission File Number 0-20402
WILSON BANK HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Tennessee	62-1497076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
623 West Main Street, Lebanon, TN 37087
(Address of principal executive Offices (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 4,491,026 shares at November 8, 2005

Part I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets — September 30, 2005 and December 31, 2004.

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2005 and 2004.

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2005 and 2004.

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2005 and 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 4.	Controls and Procedures.

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits

Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In Thousands)
Assets
Loans	$773,761	724,001
Less: Allowance for loan losses	(9,579)	(9,370)

Net loans	764,182	714,631

Securities:
Held to maturity, at cost (market value $15,271,000 and $14,940,000, respectively)	14,992	14,437
Available-for-sale, at market (amortized cost $145,887,000 and $120,188,000, respectively)	143,241	118,635

Total securities	158,233	133,072

Loans held for sale	3,419	3,515
Restricted equity securities	2,749	2,661
Federal funds sold	—	25,516

Total earning assets	928,583	879,395

Cash and due from banks	30,755	23,799
Bank premises and equipment, net	22,175	21,830
Accrued interest receivable	5,798	4,944
Goodwill	4,805	—
Other real estate	178	580
Premium on purchased deposits	2,667	—
Deferred income tax asset	2,472	3,194
Other assets	3,443	3,506

Total assets	$1,000,876	937,248

Liabilities and Stockholders’ Equity
Deposits	$880,682	832,922
Securities sold under repurchase agreements	7,856	6,679
Federal Home Loan Bank Advances	14,084	15,263
Accrued interest and other liabilities	5,587	3,864

Total liabilities	908,209	858,728

Minority Interest	—	6,959

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 4,991,893 at September 30, 2005 and 4,436,607 shares at December 31, 2004, respectively	9,983	8,873
Additional paid-in capital	31,440	14,856
Retained earnings	52,877	48,688
Net unrealized losses on available-for-sale securities, net of income taxes of $1,013,000 and $531,000, respectively	(1,633)	(856)

Total stockholders’ equity	92,667	71,561

Total liabilities and stockholders’ equity	$1,000,876	937,248

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$13,570	$11,426	$37,825	$32,476
Interest and dividends on securities:
Taxable securities	1,239	911	3,356	3,158
Exempt from Federal income taxes	157	158	468	507
Interest on loans held for sale	43	39	125	115
Interest on Federal funds sold	133	54	635	257

Total interest income	15,142	12,588	42,409	36,513

Interest expense:
Interest on negotiable order of withdrawal accounts	177	55	424	161
Interest on money market and savings accounts	1,063	681	2,831	2,230
Interest on certificates of deposit	4,350	3,140	12,007	8,808
Interest on securities sold under repurchase agreements	47	41	110	131
Interest on Federal Home Loan Bank advances	155	85	479	108
Interest on Fed funds purchased	—	9	14	12

Total interest expense	5,792	4,011	15,865	11,450

Net interest income before provision for possible loan losses	9,350	8,577	26,544	25,063
Provision for possible loan losses	281	515	896	2,272

Net interest income after provision for possible loan losses	9,069	8,062	25,648	22,791

Non-interest income:
Service charges on deposit accounts	1,441	1,293	4,203	3,657
Other fees and commissions	239	410	966	1,195
Gain on sale of loans	429	390	1,189	1,090
Gain on sale of other real estate	—	28	—	28
Gain on sale of premises and equipment	—	26	1	26

Total non-interest income	2,109	2,147	6,359	5,996

Non-interest expense:
Salaries and employee benefits	3,714	3,532	10,875	10,440
Occupancy expenses, net	440	392	1,277	1,161
Furniture and equipment expense	394	431	1,281	1,205
Advertising and marketing expenses	256	204	608	596
Data processing expense	85	73	201	190
Directors’ fees	158	169	521	530
Other operating expenses	1,241	1,115	3,580	3,212
Loss on sale of other real estate	23	—	41	10
Loss on sale of other assets	8	14	36	49
Loss on sale of securities	—	—	—	68
Minority interest in net earnings of subsidiaries	—	233	236	391

Total non-interest expense	6,319	6,163	18,656	17,852

Earnings before income taxes	4,859	4,046	13,351	10,935
Income taxes	1,855	1,587	5,166	4,255

Net earnings	$3,004	$2,459	8,185	$6,680

Basic earnings per common share	$.60	$.56	1.72	$1.52

Diluted earnings per common share	$.60	$.55	1.71	$1.52

Dividends per share	$.45	$.45	.85	$.75

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Net earnings	$3,004	2,459	$8,185	6,680

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $165,000, $842,000, $482,000, and $285,000, respectively	(266)	1,357	(777)	(459)
Reclassification adjustment for net losses included in net earnings, net of taxes of $26,000	—	—	—	42

Other comprehensive earnings (losses)	(266)	1,357	(777)	(417)

Comprehensive earnings	$2,738	3,819	$7,408	6,263

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2005	2004
	(In Thousands)
Cash flows from operating activities:
Interest received	$41,460	$36,342
Fees and commissions received	5,169	4,880
Proceeds from sale of loans	59,200	54,935
Origination of loans held for sale	(57,915)	(53,455)
Interest paid	(15,256)	(11,237)
Cash paid to suppliers and employees	(16,406)	(14,201)
Income taxes paid	(4,557)	(5,155)

Net cash provided by operating activities	11,700	12,109

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	750	1,846
Proceeds from maturities, calls, and principal payments of available-for-sale securities	4,160	57,656
Purchase of held-to-maturity securities	(1,327)	(250)
Purchase of available-for-sale securities	(29,863)	(70,022)
Loans made to customers, net of repayments	(51,496)	(112,695)
Cash paid in merger	(13)
Increase in interest bearing accounts	(88)
Purchase of premises and equipment	(1,199)	(2,450)
Proceeds from sale of other real estate	1,188	1,226
Proceeds from sale of other assets	127	162
Proceeds from sales of available-for-sale securities	—	24,337
Proceeds from sales of premises and equipment	—	37
Proceeds from sales of held-to-maturity securities	—	250

Net cash used in investing activities	(77,761)	(99,903)

Cash flows from financing activities:
Net decrease in non-interest bearing, savings and NOW deposit accounts	(63,959)	(19,460)
Net increase in time deposits	111,719	40,106
Net increase (decrease) in securities sold under repurchase agreements	1,177	(374)
Net increase (decrease) in advances from Federal Home Loan Bank	(1,179)	9,764
Net increase in Federal funds purchased	—	939
Dividends paid	(3,996)	(3,262)
Dividends paid to minority shareholders	(77)	(283)
Proceeds from sale of stock to minority shareholders	68	252
Proceeds from sale of common stock	3,648	2,994
Proceeds from exercise of stock options	100	86

Net cash provided by financing activities	47,501	30,762

Net decrease in cash and cash equivalents	(18,560)	(57,032)

Cash and cash equivalents at beginning of period	49,315	82,323

Cash and cash equivalents at end of period	$30,755	$25,291

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2005	2004
	(In Thousands)
Reconciliation of net earnings to net cash provided by Operating activities:
Net earnings	$8,185	$6,680
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,236	1,251
Provision for loan losses	896	2,272
Minority interests in net earnings of commercial bank subsidiaries	236	391
FHLB dividend reinvestment	(121)	(75)
Loss on sale of other real estate	41	10
Loss on sale of other assets	36	49
Security losses	—	68
Gain on sale of premises and equipment	(1)	(26)
Increase (decrease) in income tax receivable	669	(887)
Decrease in loans held for sale	96	390
Increase in deferred tax assets	(16)	(40)
Increase in other assets, net	(426)	(151)
Increase (decrease) in taxes payable	(39)	27
Increase in interest receivable	(854)	(214)
Increase in other liabilities	1,153	2,151
Increase (decrease) in interest payable	609	213

Total adjustments	3,515	5,429

Net cash provided by operating activities	$11,700	$12,109

Supplemental schedule of non-cash activities:

Unrealized loss in values of securities available-for-sale, net of income taxes of $482,000 and $258,000 for the nine months ended September 30, 2005 and 2004, respectively.	$(777)	$(417)

Non-cash transfers from loans to other real estate	$827	$1,327

Non-cash transfers from loans to other assets	$222	$196

Goodwill and other intangible assets related to acquisition of minority interests in exchange for common stock	$7,592	$—

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
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of operations for the three months and nine months ended September 30, 2005 and 2004, comprehensive earnings for the three months and nine months ended September 30, 2005 and 2004 and changes in cash flows for the nine months ended September 30, 2005 and 2004. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2004 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$9,370	8,077
Add (deduct):
Losses charged to allowance	(819)	(1,577)
Recoveries credited to allowance	132	187
Provision for loan losses	896	2,272

Balance, September 30, 2005 and 2004, respectively	$9,579	8,959

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Merger of Subsidiary Banks
     On March 31, 2005, each of Dekalb Community Bank, a Tennessee state chartered bank and 50% owned subsidiary of the Company (“Dekalb”) and Community Bank of Smith County, a Tennessee state chartered bank and 50% owned subsidiary of the Company (“CBSC”) merged with and into Wilson Bank & Trust. Following the mergers of Dekalb and CBSC with and into Wilson Bank & Trust, the Company will no longer account for the outside 50% interest of Dekalb and CBSC’s results of operations as minority interest but rather will recognize 100% of Dekalb’s and CBSC’s results of operations. The purchase of the minority interest was accounted for as a purchase under the provisions of Statement of Financial Accounting Standards No. 141. The stock consideration paid totaled $13,751,000, cash paid totaled $13,000, and 50% of the book values at March 31, 2005 totaled $7,094,000 resulting in an excess of consideration over book value of $6,670,000. The excess was allocated $2,787,000 to premium on purchased deposits, $235,000 to fixed assets, $1,157,000 to deferred taxes payable and $4,805,000 to goodwill. Pro forma results of operations (assuming the mergers took place on January 1, 2004) for the nine months ended September 30, 2005 and September 30, 2004 are as follows:

	Nine Months Ended September 30, 2005:
	(In Thousands except per share amounts)
		Proforma
	As Reported	Adjustments		Proforma
Total interest income	$42,409	$—		$42,409

Net income	$8,185	$1,066	(1)	$9,251

Weighted average shares outstanding	4,767,419	436,546	(2)	5,203,965

Dilutive effect of stock options	16,191	—		16,191

Weighted average shares outstanding for dilutive earnings per share	4,783,610	436,546		5,220,156

Basic earnings per common share	$1.72	$—		$1.78

Diluted earnings per common share	$1.71	$—		$1.77

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Merger of Subsidiary Banks, Continued

	Nine Months Ended September 30, 2004:
	(In Thousands except per share amounts)
		Proforma
	As Reported	Adjustments		Proforma
Total interest income	$36,513	$—		$36,513

Net income	$6,680	$1,221	(3)	$7,901

Weighted average shares outstanding	4,384,481	436,546	(2)	4,821,027

Dilutive effect of stock options	13,881	—		13,881

Weighted average shares outstanding for dilutive earnings per share	4,398,362	436,546		4,812,500

Basic earnings per common share	$1.52	$—		$1.64

Diluted earnings per common share	$1.52	$—		$1.63

(1)	Add earnings of minority interest of $236,000 plus nine months of estimated annual expense savings of $1,107,000

(2)	Add common shares issued for minority interest

(3)	Add earnings of minority interest of $391,000 plus nine months of estimated annual expense savings of $1,107,000

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
          Our management assesses the adequacy of the ALL prior to the end of each month. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily available. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.
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
Results of Operations
          Net earnings increased 22.5% to $8,185,000 for the nine months ended September 30, 2005 from $6,680,000 in the first nine months of 2004. Net earnings were $3,004,000 for the quarter ended September 30, 2005, an increase of $545,000 or 22.2% from $2,459,000 for the three months ended September 30, 2004 and an increase of $150,000 or 5.3% over the quarter ended June 30, 2005. The increase in net earnings during the nine months ended September 30, 2005 was due to a 5.9% increase in net interest income. Provision for possible loan losses decreased $1,376,000 or 60.6% for the nine months ended September 20, 2005 compared to the same period in 2004. See “Provision for Possible Loan Losses” for further explanation. The Company expects to see a continued increase in net interest income if rates continue to rise during the last quarter of 2005.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Net Interest Income
          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $5,896,000 or 16.1% during the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in total interest income was $2,554,000 or 20.3% for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Interest income increased $1,098,000 or 7.8% over the second quarter of 2005. The increase in the first nine months of 2005 was primarily attributable to an increase in the interest rate environment and an increase in volume. The ratio of average earning assets to total average assets was 94.7% and 94.6% for the nine months ended September 30, 2005 and September 30, 2004, respectively.
          Interest expense increased $4,415,000 or 38.6% for the nine months ended September 30, 2005 as compared to the same period in 2004. Interest expense increased $1,781,000 or 44.4% for the three months ended September 30, 2005 as compared to the same period in 2004. Interest expense increased $491,000 or 9.3% for the quarter ended September 30, 2005 over the quarter ended June 30, 2005. The overall increase in total interest expense for the first nine months of 2004 was primarily attributable to an increase in the rates paid on deposits when compared to the nine months ended September 30, 2004.
          The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $1,481,000 or 5.9% for the first nine months of 2005 as compared to the same period in 2004. The increase was $773,000 or 9.0% for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 and an increase of $607,000 or 6.9% when compared to the second quarter of 2005.
Provision for Possible Loan Losses
          The provision for possible loan losses was $896,000 and $2,272,000 for the first nine months of 2005 and 2004, respectively. The provision for loan losses during the three month periods ended September 30, 2005 and 2004 was $281,000 and $515,000, respectively. During the first quarter of 2004, the Company performed a detailed evaluation of one of its subsidiary bank loan officer’s portfolios. Based on this evaluation, it was determined that an additional provision should be made to the allowance for possible loan losses for the quarter ended March 31, 2004. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $9,579,000, an increase of 2.2% from $9,370,000 at December 31, 2004. The allowance for possible loan losses as a percentage of total outstanding loans was 1.2% at September 30, 2005 and 1.3% at December 31, 2004.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at September 30, 2005 to be adequate.
Non-Interest Income
          The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, and gain on sale of premises and equipment. Total non-interest income for the nine months ended September 30, 2005 increased 6.1% to $6,359,000 from $5,996,000 for the same period in 2004. Non-interest income decreased $281,000 or 11.7% during the quarter ended September 30, 2005 compared to the second quarter in 2005, and there was a decrease of $38,000 or 1.8% over the third quarter of 2004. The increase for the first nine months of 2005 was due to an increase in gain on sale of loans. Gain on sale of loans increased $99,000 or 9.1% during the nine months ended September 30, 2005 compared to the same period in 2004. Gain on sale of loans increased $39,000 or 10.0% during the quarter ended September 30, 2005 compared to the same quarter in 2004. Service charges on deposit accounts totaled $4,203,000 and $3,657,000 during the nine months ended September 30, 2005 and 2004, respectively, an increase of $546,000 or 14.9% and $1,441,000 and $1,293,000 during the quarters ended September 30, 2005 and 2004, respectively, an increase of $148,000 or 11.5%.
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
Non-Interest Expenses
          Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $804,000 or 4.5% during the first nine months of 2005 compared to the same period in 2004. The increases for the quarter ended September 30, 2005 were $156,000 or 2.5% as compared to the comparable quarter in 2004 and an increase of $30,000 or 0.5% as compared to the second quarter of 2005. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of full time equivalent employees increased to 310 at September 30, 2005 from 305 at September 30, 2004. Increases in occupancy and furniture and equipment expenses were also due to the Company’s growth.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Non-Interest Expenses, Continued
Other operating expenses for the nine months ended September 30, 2005 increased to $3,580,000 from $3,212,000 for the comparable period in 2004. Other operating expenses increased $126,000 or 11.3% during the quarter ended September 30, 2005 as compared to the same period in 2004. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.
Income Taxes
          The Company’s income tax expense was $5,166,000 for the nine months ended September 30, 2005, an increase of $911,000 over the comparable period in 2004. Income tax expense was $1,855,000 for the quarter ended September 30, 2005, an increase of $268,000 over the same period in 2004. The percentage of income tax expense to net income before taxes was 38.7% and 38.9% for the nine months ended September 30, 2005 and 2004, respectively and 38.2% and 39.2% for the quarters ended September 30, 2005 and 2004. The percentage of income tax expense to net income before taxes was 38.3% for the second quarter of 2005. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.
Earnings Per Share
          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
          The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common stockholders	$3,004	2,459	$8,185	6,680

Denominator — Weighted average number of common shares outstanding	4,973,440	4,423,439	4,767,419	4,384,481

Basic earnings per common share	$.60	.56	$1.72	1.52

Diluted EPS Computation:
Numerator — Earnings available to common stockholders	$3,004	2,459	$8,185	6,680

Denominator — Weighted average number of common shares outstanding	4,973,440	4,423,439	4,767,419	4,384,481
Dilutive effect of stock options	16,699	8,017	16,191	13,881

	4,990,139	4,431,456	4,783,610	4,398,362

Diluted earnings per common share	$.60	.55	$1.71	1.52

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Financial Condition
Balance Sheet Summary
          The Company’s total assets increased 6.8% to $1,000,876,000 during the nine months ended September 30, 2005 from $937,248,000 at December 31, 2004. Total assets increased $10,785,000 during the three-month period ended September 30, 2005 and increased $11,885,000 during the three-month period ended June 30, 2005. Total assets increased $40,958,000 during the three-month period ended March 31, 2005. Loans, net of allowance for possible loan losses, totaled $764,182,000 at September 30, 2005, a 6.9% increase compared to $714,631,000 at December 31, 2004. Net loans increased $30,913,000 or 4.2%, $24,786,000 or 3.5% and decreased $6,148,000 or 0.9% during the quarters ended September 30, 2005, June 30, 2005, and March 31, 2005, respectively. These increases were primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities increased $25,161,000 or 18.9% to $158,233,000 at September 30, 2005 from $133,072,000 at December 31, 2004. Securities decreased $1,322,000 or 0.8% during the three months ended September 30, 2004. Federal funds sold decreased as a result of loan growth to zero at September 30, 2005 from $25,516,000 at December 31, 2004.
          Total liabilities increased by 5.8% to $908,209,000 at September 30, 2005 compared to $858,728,000 at December 31, 2004. From June 30, 2005 total liabilities increased $8,224,000 or 1.0%. These increases were composed primarily of a $5,492,000 or 0.6% increase in total deposits and an increase of $2,482,000 in Securities sold under repurchase agreements during the nine months ended September 30, 2005.
          The following schedule details the loans of the Company at September 30, 2005 and December 31, 2004:

	(In Thousands)
	September 30,	December 31,
	2005	2004
Commercial, financial & agricultural	$94,350	217,372
Real estate — construction	104,984	49,085
Real estate — mortgage	484,387	384,062
Installment	90,040	73,482

	$773,761	$724,001

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
          The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $286,733,000, $82,199,000 and $2,496,000, respectively, at September 30, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
          Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2005, the Company had nonaccrual loans totaling $618,000 as compared to $624,000 at December 31, 2004.

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
          Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2005, the Company had no loans that have had the terms modified in a troubled debt restructuring.
          The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
          Impaired loans and related allowance for loan loss amounts at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005		December 31, 2004
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$618	85	295	41
Impaired loans with no allowance for loan loss	—	—	—	—

	$618	85	$295	41

          The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
          The following schedule details selected information as to non-performing loans of the Company at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$1,355	567	1,698	526
Installment loans	413	51	638	91
Commercial	38	—	197	7

	$1,806	618	2,533	624

Renegotiated loans	$—	—	—	—

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2005 totaled $2,424,000 a decrease from $3,157,000 at December 31, 2004. During the quarter ended September 30, 2005, non-performing loans decreased $13,000 from $2,437,000 at June 30, 2005. The decrease in non-performing loans during the nine months ended September 30, 2005 of $733,000 is due primarily to a decrease in non-performing real estate loans of $302,000, a decrease in non-performing installment loans of $265,000, and a decrease in non-performing commercial loans of $166,000. No material losses on these loans are anticipated by management.
          The following table presents total internally graded loans as of September 30, 2005 and December 31, 2004:

		September 30,
		2005
		(In Thousand)
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$840	679	161	—
Real estate mortgage	6,075	2,949	2,651	475
Real estate construction	—	—	—	—
Consumer	1,284	783	463	38

	$8,199	4,411	3,275	513

		December 31,
		2005
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,410	932	1,478	—
Real estate mortgage	5,509	1,962	3,214	333
Real estate construction	—	—	—	—
Consumer	1,767	903	753	111

	$9,686	3,797	5,445	444

          The collateral values securing internally graded loans, based on estimates received by management, total approximately $12,031,000 ($9,699,000 related to real property and $2,332,000 related to personal and other loans). The internally classified loans have decreased $1,497,000 or 15.5% from $9,686,000 at December 31, 2004, respectively. The decrease in the internally classified loans is concentrated in loans that were upgraded during the nine months ended September 30, 2005. These loans were upgraded due to a minimizing of risk and management felt that due to a lower risk that these loans could be upgraded. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          Residential real estate loans that are internally classified totaling $6,075,000 and $5,509,000 at September 30, 2005 and December 31, 2004 consist of 86 and 83 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.
          The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,372	12.2%	$4,754	30.0%
Real estate construction	259	13.6	114	6.8
Real estate mortgage	5,830	64.6	2,800	53.0
Installment	2,118	11.6	1,702	10.2

	$9,579	100.0%	$9,370	100.0%

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
          Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2005, the Company’s liquid assets totaled $95,295,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk, and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $16.6 million mature or will be subject to rate adjustments within the next twelve months.
          A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2005 loans totaling approximately $313.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
          As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $125.0 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Off Balance Sheet Arrangements
          At September 30, 2005 we had unfunded loan commitments outstanding of $155.8 million and outstanding standby letters of credit of $16.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
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
Capital Position and Dividends
          At September 30, 2005, total stockholders’ equity was $92,667,000 or 9.3% of total assets, which compares with $71,561,000 or 7.6% of total assets at December 31, 2004. The dollar increase in stockholders’ equity during the nine months ended September 30, 2005 results from the Company’s net income of $8,185,000, proceeds from the issuance of common stock related to exercise of stock options of $100,000, the net effect of a $580,000 unrealized loss on investment securities net of applicable income taxes, cash dividends declared of $3,996,000 of which $3,646,000 was reinvested under the Company’s dividend reinvestment plan, and an increase of $13,751,000 due to the merger of Dekalb and CBSC with and into Wilson Bank & Trust. In connection with the mergers, the Company issued 436,546 shares of its common stock to the minority shareholders, other than the Company, of Dekalb and CBSC on March 31, 2005.
          In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 100,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of September 30, 2005, the bank has granted key employees options to purchase a total of 139,122 shares of common stock. At September 30, 2005, 32,947 of these options were exercisable.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends, Continued
          SFAS No. 123, “Accounting for Stock Based Compensation”’ as amended by SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2005 and 2004, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Net Earnings
As Reported	$3,004	2,459	$8,185	6,680
Proforma	$2,995	2,448	$8,158	6,646

Basic earnings per common share
As Reported	$.60	.56	$1.72	1.52
Proforma	$.60	.55	$1.71	1.52

Diluted earnings per common share
As Reported	$.60	.55	$1.71	1.52
Proforma	$.60	.55	$1.71	1.51
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
          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of September 30, 2005 and December 31, 2005.

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands		(Dollars in Thousands)
September 30, 2005 Actual:
Total Capital	$99,074	12.6%	$92,430	12.2%
Tier 1 Capital	89,495	11.5	89,258	11.0
Leverage	89,495	9.0	89,258	9.1

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2004 Actual:
Total Capital	$81,357	12.4%	$72,140	11.4%
Tier 1 Capital	72,417	11.1	65,112	10.1
Leverage	72,417	8.7	65,112	8.0

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
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
          There have been no material changes in reported market risks during the nine months ended September 30, 2005.
Item 4. Controls and Procedures
          The Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
          There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEED
The Company did not repurchase any shares of Company common stock during the three months ended September 30, 2005.
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

WILSON BANK HOLDING COMPANY

(Registrant)

DATE:	November 9, 2005	/s/ Randall Clemons

Randall Clemons
Chairman and Chief Executive Officer

DATE:	November 9, 2005	/s/ Lisa Pominski

Lisa Pominski
Sr. Vice President & Chief Financial Officer