Form 10-K/A
period 2004-12-31
WILSON BANK HOLDING CO
filed 2005-12-14
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ____________________
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
Common Stock, $2.00 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐
Indicate by check mark whether the registrant is a shall company (as defined in Rule 12b-2) of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $107,311,078. For purposes of this calculation, “affiliates” are considered to be the directors of the registrant. The market value calculation was determined using $28.50 per share.
Shares of common stock, $2.00 par value per share, outstanding on March 7, 2005 were 4,490,081.

EXPLANATORY NOTE
Item 9A. Controls and Procedures
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
Ex-31.5 Section 302 Certification of the CEO
Ex-31.6 Section 302 Certification of the CFO

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

EXPLANATORY NOTE
Wilson Bank Holding Company (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (“Amendment No. 2”) to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2005 (the “Original Filing”), as amended by Amendment No. 1 to Form 10-K filed with the Commission on April 29, 2005 (“Amendment No. 1”). This Amendment No. 2 is being filed to reflect that, upon further evaluation following the Company’s receipt of a comment letter from the staff of the Commission related to the material weakness in the Company’s internal control over financial reporting at December 31, 2004 and regarding the impact of this material weakness on the effectiveness of the Company’s disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are not effective at December 31, 2004.
As a result of these amendments, the Company is also filing as exhibits to this Amendment No. 2 to Form 10-K the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 2 to Form 10-K the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except for the amendments described above, this Amendment No. 2 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing, as amended by Amendment No. 1.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out a subsequent evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this subsequent evaluation of these disclosure controls and procedures and after reconsidering the impact of the material weakness in the Company’s internal control over financial reporting on the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this report.
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

Date: December 14, 2005

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

21.1	Subsidiaries of the Company (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23.1	Consent of Registered Public Accounting Firm (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23.2	Consent of Registered Public Accounting Firm (incorporated herein by reference to the Company’s Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2004).

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

31.3
Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2004).

31.4
Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Company’s Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2004).

31.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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