Form 10-K
period 2005-12-31
WILSON BANK HOLDING CO
filed 2006-03-13
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, $2.00 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.). (Check one):
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $139,571,185. For purposes of this calculation, “affiliates” are considered to be the directors of the registrant. The market value calculation was determined using $32.50 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Shares of common stock, $2.00 par value per share, outstanding on March 10, 2006 were 5,057,706.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Items 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 11, 2006 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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
All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2005, had ten full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, two full service banking offices in eastern Davidson County, one banking facility and one full service banking office located in Rutherford County, two full service banking offices in DeKalb County, Tennessee and two full service banking facilities in Smith County, Tennessee.
Prior to March 31, 2005, the Company owned a 50% interest in DeKalb Community Bank and Community Bank of Smith County. On March 31, 2005, the Company acquired the minority interest in the subsidiaries when the two subsidiaries were merged into the Bank with the shareholders of these subsidiaries, other than the Company, receiving shares of the Company’s common stock in exchange for their shares of common stock in the subsidiaries. Prior to March 31, 2005, these two 50% owned subsidiaries were included in the consolidated financial statements.
The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 151 Heritage Park Drive, Suite 102, in Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad St, Murfreesboro, Tennessee, 576 West Broad Street, Smithville, Tennessee, 306 Brush Creek Road, Alexandria, Tennessee,1300 Main Street North, Carthage, Tennessee, and 7 New Middleton Highway, Gordonsville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County and Smith County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.
The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2005, the Company reported net earnings of approximately $11.0 million and had total assets of approximately $1.05 billion.
Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 filed as Exhibit 13 to this Form 10-K (the “2005 Annual Report”), are incorporated herein by reference.
Regulation and Supervision
In addition to the information set forth herein, Management’s Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference in Item 7 hereof, further discusses recent banking legislation and regulation and should be reviewed in conjunction herewith.
The Company and the Bank are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and is qualified in its entirety by reference to such statutes. Other state and federal legislation and regulations directly and indirectly affecting banks are likely to be enacted or implemented in the future; however, such legislation and regulations and their effect on the business of the Company and its subsidiaries cannot be predicted.
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “Act”) and is registered with the Board of Governors of the Federal Reserve System (the “Board”). The Company is required to file annual reports with, and is subject to examination by, the Board. The Bank is chartered under the laws of the State of Tennessee and is subject to the supervision of, and is regularly examined by, the Tennessee Department of Financial Institutions. The Bank is also regularly examined by the Federal Deposit Insurance Corporation.
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
The Company and the Bank is subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act, respectively, on any extensions of credit to the bank holding company or its subsidiary bank, on investments in the stock or other securities of the bank holding company or its subsidiary bank, and on taking such stock or other securities as collateral for loans of any borrower. The Bank takes Company Common Stock as collateral for borrowings subject to the aforementioned restrictions.
The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.
The Financial Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.
The maximum permissible rates of interest on most commercial and consumer loans made by the Company’s bank subsidiaries are governed by Tennessee’s general usury law and the Tennessee Industrial Loan and Thrift Companies Act (“Industrial Loan Act”). Certain other usury laws affect limited classes of loans, but the Company believes that the laws referenced above are the most significant. Tennessee’s general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan

Act, which is generally applicable to most of the loans made by the Company’s bank subsidiary in Tennessee, authorizes an interest rate of up to 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.
Competition
The banking industry is highly competitive. The Company, through its subsidiary bank, competes with national and state banks for deposits, loans, and trust and other services.
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
The Bank competes with much larger commercial banks in DeKalb County, including two banks owned by Tennessee multi-bank holding companies. While these institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since and most loan and management decisions will be made at the local level.
The Bank competes with three commercial banks in Smith County, all of which are small community banking organizations. These institutions enjoy existing depositor relationships; however, the Company believes that the Bank can be expected to offer a wider range of banking services through its financial resources as well as broader range of product offerings.
Given the competitive market place, the Company makes no predictions as to how its relative position will change in the future.
Monetary Policies
The results of operations of the Bank and the Company are affected by the policies of the regulatory authorities, particularly the Board. An important function of the Board is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements relating to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans and paid for deposits. Policies of the regulatory agencies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The effect of such policies upon the future business and results of operations of the Company and the Bank cannot be predicted with accuracy.
Employment
As of March 10, 2006, the Company and its subsidiary collectively employed 313 full-time equivalent employees. Additional personnel will be hired as needed to meet future growth.
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
Statistical Information Required by Guide 3
The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2005 Annual Report. Certain information not contained in the Company’s 2005 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
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

Non-accrual loans have been included in the loan category. Loan fees of $2,197,000, $1,815,000 and $1,495,000 for 2005, 2004 and 2003, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$747,922	6.72%	50,283	656,973	6.51%	42,796	6,072	1,415	7,487

Investment securities — taxable	134,539	3.31	4,447	127,043	3.13	3,971	241	235	476

Investment securities - tax exempt	15,596	3.99	623	16,199	4.14	671	(24)	(24)	(48)

Taxable equivalent adjustment	—	2.06	321	—	2.13	346	(13)	(12)	(25)

Total tax-exempt investment securities	15,596	6.05	944	16,199	6.28	1,017	(37)	(36)	(73)

Total investment securities	150,135	3.59	5,391	143,242	3.48	4,988	243	160	403

Loans held for sale	4,122	4.25	175	3,634	4.43	161	21	(7)	14

Federal funds sold	24,363	2.76	673	29,505	1.08	319	(65)	419	354

Restricted securities	2,632	4.44	117	2,619	3.97	104	1	12	13

Total earning assets	929,174	6.10	56,639	835,973	5.79	48,368	5,587	2,684	8,271

Cash and due from banks	25,126			21,299

Allowance for possible loan losses	(9,566)			(8,596)

Bank premises and equipment	21,987			20,209

Other assets	16,598			10,950

Total assets	$983,319			879,835

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$72,453	.89%	650	62,723	.36%	223	40	387	427
Money market demand accounts	190,867	1.65	3,142	195,769	1.17	2,290	(59)	911	852
Individual retirement accounts	44,725	3.48	1,555	40,847	3.03	1,238	124	193	317
Other savings deposits	40,524	1.94	787	43,249	1.36	590	(39)	236	197
Certificates of deposit $100,000 and over	174,628	3.81	6,659	137,872	3.11	4,284	1,288	1,087	2,375
Certificates of deposit under $100,000	246,872	3.45	8,527	221,990	3.02	6,693	807	1,027	1,834

Total interest-bearing deposits	770,069	2.77	21,320	702,450	2.18	15,318	1,575	4,428	6,002

Securities sold under repurchase agreements	6,622	2.70	179	9,254	1.75	162	(55)	72	17
Federal funds purchased	1,023	2.05	21	1,157	1.82	21	(2)	2	—
Advances from Federal Home Loan Bank	14,500	4.34	630	5,343	4.68	250	399	(19)	380

Total interest-bearing liabilities	792,214	2.80	22,150	718,204	2.19	15,751	1,728	4,671	6,399

Demand deposits	98,486			83,448

Other liabilities	5,284			11,217

Stockholders’ equity	87,335			66,966

Total liabilities and stockholders’ equity	$983,319			879,835

Net interest income			34,489			32,617

Net yield on earning assets		3.71%			3.90%

Net interest spread		3.30%			3.60%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$656,973	6.51%	42,796	568,227	6.93%	39,368	5,909	(2,481)	3,428

Investment securities — taxable	127,043	3.13	3,971	108,430	3.37	3,654	592	(275)	317

Investment securities - tax exempt	16,199	4.14	671	14,384	5.08	731	85	(145)	(60)

Taxable equivalent adjustment	—	2.13	346	—	2.62	377	44	(75)	(31)

Total tax-exempt investment securities	16,199	6.28	1,017	14,384	7.70	1,108	129	(220)	(91)

Total investment securities	143,242	3.48	4,988	122,814	3.88	4,762	746	(520)	226

Loans held for sale	3,634	4.43	161	6,643	5.39	358	(141)	(56)	(197)

Federal funds sold	29,505	1.08	319	56,226	1.04	584	(286)	21	(265)

Restricted equity securities	2,619	3.97	104	2,521	4.01	101	4	(1)	3

Total earning assets	835,973	5.79	48,368	756,431	5.97	45,173	4,600	(1,405)	3,195

Cash and due from banks	21,299			17,559

Allowance for possible loan losses	(8,596)			(7,637)

Bank premises and equipment	20,209			16,506

Other assets	10,950			9,201

Total assets	$879,835			792,060

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$62,723	.36%	223	52,770	.44%	234	37	(48)	(11)
Money market demand accounts	195,769	1.17	2,290	183,633	1.24	2,275	147	(132)	15
Individual retirement accounts	40,847	3.03	1,238	35,466	3.50	1,243	174	(179)	(5)
Other savings deposits	43,249	1.36	590	36,582	1.76	645	105	(160)	(55)
Certificates of deposit $100,000 and over	137,872	3.11	4,284	129,955	3.15	4,098	240	(54)	186
Certificates of deposit under $100,000	221,990	3.02	6,693	202,561	3.19	6,458	594	(359)	235

Total interest-bearing deposits	702,450	2.18	15,318	640,967	2.33	14,953	1,369	(1,004)	365

Securities sold under repurchase agreements	9,254	1.75	162	10,591	1.92	203	(24)	(17)	(41)
Federal funds purchased	1,157	1.82	21	104	1.92	2	19	—	19
Advances from Federal Home Loan Bank	5,343	4.68	250	827	7.13	59	217	(26)	191

Total interest-bearing liabilities	718,204	2.19	15,751	652,489	2.33	15,217	1,478	(944)	534

Demand deposits	83,448			70,160

Other liabilities	11,217			10,425

Stockholders’ equity	66,966			58,986

Total liabilities and stockholders’ equity	$879,835			792,060

Net interest income			32,617			29,956

Net yield on earning assets		3.90%			3.96%

Net interest spread		3.60%			3.64%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
II.	Investment Portfolio:
A.	Investment securities at December 31, 2005 consist of the following:

	Securities Held-To-Maturity
		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$14,241	202	69	14,374
Mortgage-backed securities	133	—	—	133

	$14,374	202	69	14,507

	Securities Available-For-Sale
		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$138,056	—	3,349	134,707
Obligations of states and political subdivisions	1,340	23	4	1,359
Mortgage-backed securities	3,426	1	29	3,398

	$142,822	24	3,382	139,464

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
II. Investment Portfolio, Continued:
     A. Continued:
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

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
II. Investment Portfolio, Continued:
     A. Continued:
          Securities at December 31, 2003 consist of the following:

	Securities Held-To-Maturity
		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$15,851	709	26	16,534
Mortgage-backed securities	792	1	1	792

	$16,643	710	27	17,326

	Securities Available-For-Sale
		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$122,046	621	886	121,781
Obligations of states and political subdivisions	1,380	81	—	1,461
Corporate bonds	500	—	1	499
Mortgage-backed securities	9,191	6	45	9,152

	$133,117	708	932	132,893

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
II.	Investment Portfolio, Continued:
B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2005:

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yields
Held-To-Maturity Securities	(In Thousands, Except Yields)
U.S. Treasury and other U.S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$—	—	—%
One to five years	91	91	5.92
Five to ten years	—	—	—
More than ten years	42	42	3.86

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	133	133	5.27

Obligations of states and political subdivisions*:
Less than one year	129	131	4.60
One to five years	7,103	7,184	4.11
Five to ten years	5,918	5,941	3.66
More than ten years	1,091	1,118	4.76

Total obligations of states and political subdivisions	14,241	14,374	3.98

Total held-to-maturity securities	$14,374	14,507	3.99%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
II.	Investment Portfolio, Continued:
B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$26,259	25,811	2.51%
One to five years	107,002	104,246	3.63
Five to ten years	7,185	7,020	3.92
More than ten years	1,036	1,028	4.63

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	141,482	138,105	3.44

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to five years	1,139	1,147	3.51
Five to ten years	201	212	4.66
More than ten years	—	—	—

Total obligations of states and political subdivisions	1,340	1,359	3.68

Total available-for-sale securities	$142,822	139,464	3.45%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
III.	Loan Portfolio:
A.	Loan Types
The following schedule details the loans of the Company at December 31, 2005, 2004, 2003, 2002 and 2001:

	In Thousands
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$251,494	217,372	174,235	192,945	190,700
Real estate — construction	58,672	49,085	39,508	30,794	25,044
Real estate — mortgage	414,543	384,062	314,168	267,145	228,316
Installment	86,079	73,482	64,880	59,721	50,741

Total loans	810,788	724,001	592,791	550,605	494,801

Less unearned interest	—	—	—	(4)	(35)

Total loans, net of unearned interest	810,788	724,001	592,791	550,601	494,766

Less allowance for possible loan losses	(9,083)	(9,370)	(8,077)	(6,943)	(5,489)

Net loans	$801,705	714,631	584,714	543,658	489,277

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2005:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:
Commercial, financial and agricultural	$151,289	70,315	29,890	251,494
Real estate — construction	48,776	9,896	—	58,672

	$200,065	80,211	29,890	310,166

Interest-Rate Sensitivity:

Fixed interest rates	$152,035	56,141	1,515	209,691

Floating or adjustable interest rates	48,030	24,070	28,375	100,475

Total commercial, financial and agricultural loans plus real estate - construction loans	$200,065	80,211	29,890	310,166

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
C.	Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2005, 2004, 2003, 2002 and 2001:

	In Thousands, Except Percentages
	2005	2004	2003	2002	2001
Non-accrual loans:
Commercial, financial and agricultural	$—	7	17	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	190	526	270	327	71
Installment	35	91	175	156	98

Total non-accrual	$225	624	462	483	169

Loans 90 days past due:
Commercial, financial and agricultural	$80	197	170	22	—
Real estate — construction	42	—	8	—	124
Real estate — mortgage	1,585	1,698	872	318	194
Installment	308	638	716	407	270

Total loans 90 days past due	$2,015	2,533	1,766	747	588

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Installment	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$2,240	3,157	2,228	1,230	757

Total loans, net of unearned interest	$810,788	724,001	592,791	550,601	494,766

Percent of total loans outstanding, net of unearned interest	0.28%	0.44	0.38	0.22	0.15

Other real estate	$277	580	417	818	415

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued:
The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $225,000 at December 31, 2005, $624,000 at December 31, 2004, $462,000 at December 31, 2003, $483,000 at December 31, 2002 and $169,000 at December 31, 2001. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2005 if the loans had been current totaled $13,000 compared to $13,000 in 2004, $8,000 in 2003, $12,000 in 2002 and $12,000 in 2001. The amount of interest and fee income recognized on total loans during 2005 totaled $50,283,000 as compared to $42,796,000 in 2004, $39,368,000 in 2003, $39,788,000 in 2002 and $40,955,000 in 2001.
At December 31, 2005, loans, which include the above, totaling $8,751,000 were included in the Company’s internal classified loan list. Of these loans $6,921,000 are real estate and $1,830,000 are various other types of loans. The values collateralizing these loans is estimated by management to be approximately $16,494,000 ($14,225,000 related to real property and $2,268,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
At December 31, 2005 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
At December 31, 2005 and 2004 other real estate totaled $277,000 and $580,000, respectively.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued:
There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
IV.	Summary of Loan Loss Experience:
The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2005, 2004, 2003, 2002 and 2001 and the years then ended.

	In Thousands, Except Percentages
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of period	$9,370	8,077	6,943	5,489	4,525

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(359)	(229)	(15)	(160)	(311)
Real estate construction	—	(7)	—	(8)	(83)
Real estate — mortgage	(133)	(632)	(145)	(218)	(131)
Installment	(1,124)	(1,430)	(806)	(713)	(726)

	(1,616)	(2,298)	(966)	(1,099)	(1,251)

Recoveries:
Commercial, financial and agricultural	4	53	13	2	4
Real estate construction	—	—	—	—	—
Real estate — mortgage	3	5	8	1	—
Installment	186	260	175	206	235

	193	318	196	209	239

Net loan charge-offs	(1,423)	(1,980)	(770)	(890)	(1,012)

Provision for loan losses charged to expense	1,136	3,273	1,904	2,344	1,976

Allowance for loan losses at end of period	$9,083	9,370	8,077	6,943	5,489

Total loans, net of unearned interest, at end of year	$810,788	724,001	592,791	550,601	494,766

Average total loans out- standing, net of unearned interest, during year	$747,922	656,973	568,227	521,799	460,556

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during year	0.19%	0.30	0.14	0.17	0.22

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.12%	1.29	1.36	1.26	1.11

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
IV.	Summary of Loan Loss Experience, Continued:
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
The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,802	31.0%	$4,754	30.0%
Real estate construction	253	7.2	114	6.8
Real estate mortgage	4,162	51.2	2,800	53.0
Installment	1,866	10.6	1,702	10.2

	$9,083	100.0%	$9,370	100.0%

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,099	29.4%	$828	35.0%
Real estate construction	340	6.7	302	5.6
Real estate mortgage	4,660	53.0	4,723	48.5
Installment	978	10.9	1,090	10.9

	$8,077	100.0%	$6,943	100.0%

	December 31, 2001
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$651	38.5%
Real estate construction	236	5.1
Real estate mortgage	3,892	46.1
Installment	710	10.3

	$5,489	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
V.	Deposits:
The average amounts and average interest rates for deposits for 2005, 2004 and 2003 are detailed in the following schedule:

	2005		2004		2003
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$98,486	—%	83,448	—%	70,160	—%
Negotiable order of withdrawal accounts	72,453	.89%	62,723	.36%	52,770	.44%
Money market demand accounts	190,867	1.65%	195,769	1.17%	183,633	1.24%
Individual retirement accounts	44,725	3.48%	40,847	3.03%	35,466	3.50%
Other savings	40,524	1.94%	43,249	1.36%	36,582	1.76%
Certificates of deposit $100,000 and over	174,628	3.81%	137,872	3.11%	129,955	3.15%
Certificates of deposit under $100,000	246,872	3.45%	221,990	3.02%	202,561	3.19%

	$868,555	2.45%	785,898	1.95%	711,127	2.10%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2005:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$27,203	240	27,443

Three to six months	38,057	5,139	43,196

Six to twelve months	48,109	3,258	51,367

More than twelve months	68,942	5,932	74,874

	$182,311	14,569	196,880

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
VI.	Return on Equity and Assets:
The following schedule details selected key ratios of the Company at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Return on assets (1)	1.12%	1.04%	1.31%
(Net income divided by average total assets)

Return on equity	12.59%	13.61%	16.00%
(Net income divided by average equity)

Dividend payout ratio	37.44%	36.23%	26.36%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	8.88%	7.61%	7.45%
(Average equity divided by average total assets)

Leverage capital ratio	9.13%	8.71%	8.83%
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
December 31, 2005
VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s risk-based capital at December 31, 2005 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities and goodwill	$92,377

Total capital:
Allowable allowance for possible loan losses (limited to 1.25% of risk-weighted assets)	9,083

Total capital	$101,460

Risk-weighted assets	$792,557

Risk-based capital ratios:
Tier I capital ratio	11.66%

Total risk-based capital ratio	12.80%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2005
VI.	Return on Equity and Assets, Continued:
The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2005, the Company and its subsidiary banks were in compliance with these requirements.
The following schedule details the Company’s interest rate sensitivity at December 31, 2005:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$810,788	142,787	40,135	68,751	121,642	437,473
Securities	153,838	30	—	4,664	21,247	127,897
Loans held for sale	2,935	2,935	—	—	—	—
Federal funds sold	5,640	5,640	—	—	—	—
Restricted equity securities	2,782	2,782	—	—	—	—

Total earning assets	975,983	154,174	40,135	73,415	142,889	565,370

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	86,037	86,037	—	—	—	—
Money market demand accounts	202,235	202,235	—	—	—	—
Individual retirement accounts	46,413	6,814	2,576	9,306	8,075	19,642
Other savings	38,421	38,421	—	—	—	—
Certificates of deposit, $100,000 and over	182,311	1,061	25,337	38,411	48,559	68,943
Certificates of deposit, under $100,000	260,313	2,247	40,671	44,204	85,160	88,031
Securities sold under repurchase agreements	9,156	9,156	—	—	—	—
Advances from Federal Home Loan Bank	13,688	—	—	—	—	13,688

	838,574	345,971	68,584	91,921	141,794	190,304

Interest-sensitivity gap	$137,409	(191,797)	(28,449)	(18,506)	1,095	375,066

Cumulative gap		(191,797)	(220,246)	(238,752)	(237,657)	137,409

Interest-sensitivity gap as % of total assets		(18.23)	(2.70)	(1.76)	.10	35.64

Cumulative gap as % of total assets		(18.23)	(20.93)	(22.69)	(22.59)	13.05

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 1A. Risk Factors.
          The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.
          The Company operates primarily in Wilson, DeKalb and Smith counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions could reduce the Company’s growth rate, affect the ability of its customers to repay their loans and generally affect its financial condition and results of operations. The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
          The Company could sustain losses if its asset quality declines.
          The Company’s earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Company’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect its results of operations and financial condition.
          An inadequate allowance for loan losses would reduce the Company’s earnings.
          The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.
          Liquidity needs could adversely affect the Company’s results of operations and financial condition.
          The Company relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
          Competition from financial institutions and other financial service providers may adversely affect the Company’s profitability.
          The banking business is highly competitive and the Company experiences competition in each of its markets from many other financial institutions. The Company competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Company’s primary market areas and elsewhere. Many of the Company’s competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Company has.
          Additionally, the Company faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Company’s customers, and may attempt to hire the Company’s management and employees.
          The Company competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Company has to attract its customer base from other existing financial institutions and from new residents. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less interest on its loans and paying more interest on its deposits, which reduces the Company’s net interest income. The Company’s profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.
          The Company’s key management personnel may leave at any time.
          The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially Randall Clemons, its president and chief executive officer and Elmer Richerson, the president of the Bank. While the Company does not have employment agreements with any of its personnel and can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future, it has entered into non-competition agreements with such persons which would prevent them in most circumstances, from competing with the Bank for one year following their termination. In addition, these persons are parties to certain deferred compensation and equity incentive plans, the benefits of which would cease to accrue upon the termination of the person’s employment with the Company or the Bank.
          The Company, as well as the Bank, operate in a highly regulated environment and are supervised and examined by various federal and state regulatory agencies who may adversely affect the Company’s ability to conduct business.
          The Tennessee Department of Financial Institutions and the Board of Governors of the Federal Reserve supervise and examine the Bank and the Company, respectively. Because the Bank’s deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:
•	explicit standards as to capital and financial condition;

•	limitations on the permissible types, amounts and extensions of credit and investments;

•	restrictions on permissible non-banking activities; and

•	restrictions on dividend payments.
          Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. As a result, the Company must expend significant time and expense to assure that it is in compliance with regulatory requirements and agency practices.
          The Company, as well as the Bank, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company or the Bank may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such change could adversely affect the Company’s results of operations.
          The Company’s common stock is thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.
          The Company’s common stock is not traded through an organized exchange, but rather is traded in individually-arranged transactions between buyers and sellers. Therefore, recent prices may not necessarily reflect the actual value of the Company’s common stock. A shareholder’s ability to sell the shares of Company common stock in a timely manner may be substantially limited by the lack of a trading market for the common stock.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has eighteen branch locations located at the following locations: 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 151 Heritage Park Drive, Suite 102 in Murfreesboro, Tennessee; and 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad in Murfreesboro, Tennessee, 576 West Broad Street in Smithville, Tennessee, 306 Brush Creek Road in Alexandria, Tennesee, 1300 Main Street North in Carthage, Tennessee, and 7 New Middleton Highway in Gordonsville, TN.
The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet and the Heritage Park Drive branch contains less than 1,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mount Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space. The NorthWest Broad Street facility contains approximately 2800 square feet. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its Heritage Park Drive facility in Murfreesboro and its North West Broad facility in Murfreesboro, which are leased. The Bank also leases space at 25 locations within Wilson County, DeKalb County and Smith County where it maintains and operates automatic teller machines.
The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders in the fourth quarter of 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Wilson Bank Holding Company Common Stock Market Information” on page 90 of the Company’s 2005 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2005.
Item 6. Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 22 of the Company’s 2005 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 23 through 37 of the Company’s 2005 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 34 of the Company’s 2005 Annual Report and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 41 through 89 and on page 40, respectively, of the Company’s 2005 Annual Report and are incorporated herein by reference.
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
Management Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is contained on pages 38 through 39 of Wilson Bank Holding Company’s 2005 Annual Report and is incorporated herein by reference.
Changes in Internal Controls
Other than as described below with respect to the process by which the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005 were prepared, no changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 identified a material weakness in the Company’s internal control over financial reporting as a result of the fact that the Company’s independent registered public accounting firm prepared the initial draft of the financial statements and related notes based on financial information and electronic files prepared by the chief financial officer of the Company, with management of the Company thereafter reviewing and revising the financial statements and related notes. During the fiscal quarter ended December 31, 2005, the Company’s management implemented changes to the process by which the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005 were to be prepared resulting in the practice of Company personnel preparing, without the assistance of the Company’s independent registered public accounting firm, the initial draft of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005, including all numerical and textual financial statement and footnote disclosures contained therein, with these Company-prepared financial statements and related footnotes thereafter being provided to the Company’s independent registered public accounting firm for audit. Because of these changes, the Company was able to successfully remediate the material weakness identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this item with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials filed in connection with the Company’s 2006 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:
James Randall Clemons (53) — Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.
Ken Dill (60) — Mr. Dill joined the Bank in 1997. Prior to that time he was employed by Farm Credit Services, Lebanon, TN for 20 years. Currently, Mr. Dill serves as Senior Vice President of lending of the Bank. His primary duties include overseeing the lending function of the bank including SBA and commercial lending.
Elmer Richerson (53) — Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Larry Squires (54) — Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank’s investment and brokerage center.
Gary Whitaker (48) — Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.
Lisa Pominski (41) — Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.
John Goodman (39) — Mr. Goodman joined the Bank in November of 2002 as Senior Vice President-Western Division. From 1998 to 2002 he was First Vice President of Commercial Lending for NBC Bank, Nashville, TN. His primary duties include the development of commercial lending and the supervision of the branch offices in the western portion of Wilson County and the eastern portion of Davidson County.
John McDearman (37) — Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. Currently he serves as Senior Vice President-Central Division of the Bank, a position he has held since November of 2002. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio.
Christy Norton (39) — Mrs. Norton joined the Bank in February of 1989. Prior to that time she was employed by First Tennessee Bank, Lebanon, TN. She has held several positions for the Bank in Retail and Branch Administration and is currently a Senior Vice President, a position she has held since November of 2002. Her primary duties include bank operations and supervision of the Bank’s training department.
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
The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “ Item-1 Election of Directors — Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2006 Annual Meeting of Shareholders.
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors — Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2006 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials filed in connection with the 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2006 Annual Meeting of Shareholders.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2005 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003:

	Number of Shares to	Weighted Average
	be Issued upon	Exercise Price of	Number of Shares Remaining Available for
	Exercise of	Outstanding	Future Issuance Under Equity Compensation
	Outstanding Options	Options	Plans (Excluding Shares Reflected in First
Plan Category	or Warrants	or Warrants	Column)
Equity compensation plans approved by shareholders	81,862	$18.93	88,415
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	81,862	$18.93	88,415
Item 13. Certain Relationships and Related Transactions
Information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2006 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Information” in the Company’s definitive proxy materials filed in connection with the 2006 Annual Meeting of Shareholders.
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

Date: March 13, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

/s/ Elmer Richerson Elmer Richerson	Executive Vice President & Director	March 13, 2006

/s/ Charles Bell Charles Bell	Director	March 13, 2006

/s/ Jack W. Bell Jack W. Bell	Director	March 13, 2006

/s/ Mackey Bentley Mackey Bentley	Director	March 13, 2006

/s/ James F. Comer James F. Comer	Director	March 13, 2006

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 13, 2006

John B. Freeman	Director

Signature	Title	Date

Marshall Griffith	Director

/s/ Harold R. Patton Harold R. Patton	Director	March 13, 2006

/s/ James Anthony Patton James Anthony Patton	Director	March 13, 2006

/s/ John R. Trice John R. Trice	Director	March 13, 2006

/s/ Robert T. VanHooser, Jr. Robert T. VanHooser, Jr.	Director	March 13, 2006

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and DeKalb Community Bank. (Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

2.2	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and Community Bank of Smith County. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-122534)).

3.1	Charter of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

3.2	Bylaws of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442)).*

10.2	Executive Salary Continuation Agreement by and between the Company and J. Randall Clemons dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.3	Executive Salary Continuation Agreement by and between the Company and Elmer Richerson dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.4	Executive Salary Continuation Agreement by and between the Company and Gary D. Whitaker dated as of March 1, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10.5	Executive Salary Continuation Agreement by and between the Company and Larry Squires dated September 16, 1996 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.6	Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.7	Form of Wilson Bank Holding Company Incentive Stock Option Agreement.*

10.8	Director and Named Executive Officer Compensation Summary.*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2005 incorporated by reference into items 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or contract