Form 10-Q
period 2006-03-31
WILSON BANK HOLDING CO
filed 2006-05-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission File Number 0-20402
WILSON BANK HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Tennessee	62-1497076

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

623 West Main Street, Lebanon, TN	37087

(Address of Principal Executive Offices)	Zip Code
(615) 444-2265

(Registrant’s telephone number, including area code)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑	NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 5,058,921 shares at May 9, 2006

Part 1:	FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated financial statements of the registrant and its subsidiary are as follows:

Consolidated Balance Sheets — March 31, 2006 and December 31, 2005.

Consolidated Statements of Earnings — For the three months ended March 31, 2006 and 2005.

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2006 and 2005.

Consolidated Statements of Cash Flows — For the three months ended March 31, 2006 and 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 4.	Controls and Procedures

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in Thousands
	Except Per Share Amounts)
Assets
Loans	$830,799	$801,788
Less: Allowance for possible loan losses	(9,313)	(9,083)

Net loans	821,486	801,705

Securities:
Held to maturity, at cost (market value — $14,381 and $14,507 respectively)	14,317	14,374
Available-for-sale, at market (amortized cost — $141,304 and $142,822 respectively)	137,931	139,464

Total securities	152,248	153,838

Loans held for sale	5,544	2,935
Restricted equity securities	2,782	2,782
Federal funds sold	48,069	5,640

Total earning assets	1,030,129	966,900

Cash and due from banks	31,930	40,811
Bank premises and equipment, net	25,408	23,601
Accrued interest receivable	6,622	6,332
Deferred income tax asset	3,143	3,131
Other real estate	710	277
Goodwill	4,805	4,805
Other intangible assets, net	2,389	2,488
Other assets	3,476	3,918

Total assets	$1,108,612	$1,052,263

Liabilities and Shareholders’ Equity
Deposits	$982,447	929,589
Securities sold under repurchase agreements	7,729	9,156
Federal Home Loan Bank advances	13,260	13,688
Accrued interest and other liabilities	7,338	4,720

Total liabilities	1,010,774	957,153

Shareholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 5,058,006 and 4,995,979 shares, respectively	10,116	9,992
Additional paid-in capital	33,521	31,502
Retained earnings	56,282	55,688
Net unrealized losses on available-for-sale securities, net of income taxes of $1,292 and $1,286 respectively	(2,081)	(2,072)

Total shareholders’ equity	97,838	95,110

Total liabilities and shareholders’ equity	$1,108,612	$1,052,263

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$14,713	$11,847
Interest and dividends on securities:
Taxable securities	1,222	973
Exempt from Federal income taxes	154	155
Interest on loans held for sale	36	34
Interest on Federal funds sold	319	214

Total interest income	16,444	13,223

Interest expense:
Interest on negotiable order of withdrawal accounts	307	99
Interest on money market and savings accounts	1,320	802
Interest on certificates of deposit	4,906	3,676
Interest on securities sold under repurchase agreements	72	30
Interest on Federal Home Loan Bank advances	141	165

Total interest expense	6,746	4,772

Net interest income before provision for possible loan losses	9,698	8,451
Provision for possible loan losses	432	393

Net interest income after provision for possible loan losses	9,266	8,058

Non-interest income:
Service charges on deposit accounts	1,276	1,218
Other fees and commissions	682	333
Gain on sale of loans	419	308
Gain on sale of other assets	4	—
Gain on sale of other real estate	—	2
Other income	1	1

	2,382	1,862

Non-interest expense:
Salaries and employee benefits	4,161	3,467
Occupancy expenses, net	568	419
Furniture and equipment expense	308	424
Data processing expense	223	51
Directors’ fees	214	196
Other operating expenses	1,425	1,249
Loss on sale of other assets	—	8
Loss on sale of other real estate	14	—
Securities losses	126	—
Minority interest in net earnings of subsidiaries	—	236

	7,039	6,050

Earnings before income taxes	4,609	3,870
Income taxes	1,767	1,543

Net earnings	$2,842	$2,327

Weighted average number of shares outstanding-basic	5,036,301	4,472,419

Weighted average number of shares outstanding-diluted	5,071,809	4,485,788

Basic earnings per common share	$.56	$.52

Diluted earnings per common share	$.56	$.52

Dividends per share	$.45	$.40

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)
Net earnings	$2,842	$2,327

Other comprehensive losses, net of tax:
Unrealized losses on available-for-sale securities arising during period, net of taxes of $54 and $574, respectively	(87)	(926)
Reclassification adjustment for net losses included in net earnings, net of taxes of $48	78	—

Other comprehensive losses	(9)	(926)

Comprehensive earnings	$2,833	$1,401

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$16,144	$12,935
Fees and commissions received	1,959	1,551
Proceeds from sale of loans held for sale	9,867	15,106
Origination of loans held for sale	(12,057)	(17,640)
Interest paid	(5,869)	(3,935)
Cash paid to suppliers and employees	(5,515)	(4,093)
Income taxes refunded (paid)	(421)	319

Net cash provided by operating activities	4,108	4,243

Cash flows from investing activities:
Purchase of available-for-sale securities	(10,409)	(15,445)
Proceeds from sale of available for sale securities	10,303	—
Proceeds from maturities, calls and principal payments of available for sale securities	1,515	1,208
Proceeds from sale of other real estate	143	223
Proceeds from maturities, calls and principal payments of held-to-maturity securities	50	135
Loans made to customers, net of repayments	(20,885)	5,130
Purchase of premises and equipment	(2,203)	(322)
Proceeds from sale of other assets	41	42
Proceeds from sale of premises and equipment	—	1

Net cash used in investing activities	(21,445)	(9,028)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	21,275	14,011
Net increase in time deposits	31,583	16,095
Decrease in securities sold under repurchase agreements	(1,427)	(368)
Repayment of Federal Home Loan Bank advances	(428)	(439)
Dividends paid	(2,248)	(1,777)
Dividends paid to minority shareholders	—	(77)
Proceeds from sale of stock to minority shareholders	—	68
Proceeds from sale of common stock pursuant to to dividend reinvestment plan	2,063	1,621
Proceeds from sale of common stock pursuant to exercise of stock option	67	62

Net cash provided by financing activities	50,885	29,196

Net increase in cash and cash equivalents	33,548	24,411

Cash and cash equivalents at beginning of period	46,451	49,315

Cash and cash equivalents at end of period	$79,999	$73,726

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,842	$2,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	485	385
Stock option compensation	13	—
Provision for loan losses	432	393
Minority interests in net earnings of commercial bank subsidiaries	—	236
Loss (gain) on sale of other real estate	14	(2)
Securities losses	126	—
Loss (gain) on sale of other assets	(4)	8
Gain on sale of fixed assets	—	(1)
Increase in loans held for sale	(2,609)	(2,842)
Increase in deferred tax assets	(6)	(7)
Increase in taxes payable	1,352	1,869
FHLB dividend reinvestment	—	(27)
Decrease in other assets, net	414	21
Increase in other liabilities	462	1,327
Increase in interest receivable	(290)	(281)
Increase in interest payable	877	837

Total adjustments	$1,266	1,916

Net cash provided by operating activities	$4,108	$4,243

Supplemental schedule of non-cash activities:

Unrealized loss in value of securities available-for-sale, net of income taxes of $6 and $574 for the quarters ended March 31, 2006 and 2005, respectively	$(9)	$(926)

Non-cash transfers from loans to other real estate	$590	$549

Non-cash transfers from loans to other assets	$82	$76

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
WILSON BANK HOLDING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
     The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (“Company”) and its wholly-owned subsidiary, Wilson Bank and Trust. On March 31, 2005, each of Dekalb Community Bank, a Tennessee state chartered bank and 50% owned subsidiary of the Company (Dekalb) and Community Bank of Smith County, a Tennessee state charted bank and 50% owned subsidiary of the Company (CBSC), merged with and into Wilson Bank & Trust. The merger of Dekalb with and into Wilson Bank and Trust, was approved by the Company as the sole shareholder of Wilson Bank & Trust on October 25, 2004 and by the shareholders of Dekalb on March 14, 2005. The merger of CBSC with and into Wilson Bank and Trust, was approved by the Company as the sole shareholder of Wilson Bank & Trust on October 25, 2004 and by the shareholders of CBSC on March 24, 2005. Following the mergers on March 31, 2005 of Dekalb and CBSC with and into Wilson Bank & Trust, the Company no longer accounts for Dekalb’s and CBSC’s result of operations as minority interest but rather recognizes 100% of Dekalb’s and CBSC’s results of operations.
     The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, comprehensive earnings for the three months ended March 31, 2006 and 2005 and changes in cash flows for the three months ended March 31, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2005 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Balance, January 1, 2006 and 2005, respectively	$9,083	$9,370
Add (deduct):
Losses charged to allowance	(297)	(280)
Recoveries credited to allowance	95	46
Provision for loan losses	432	393

Balance, March 31, 2006 and 2005, respectively	$9,313	$9,529

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Forms 10-K and increased competition with other financial institutions, lack of sustained growth in the Company’s market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
     We establish the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer and residential mortgage loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
     The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.
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
Results of Operations
     Net earnings increased 22.1% to $2,842,000 for the three months ended March 31, 2006 from $2,327,000 in the first quarter of 2005. The increase in net earnings was primarily due to a 14.7% increase in the net interest income. The Company expects to see a continued increase in the net interest income if rates continue to rise during the remainder of 2006.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, increased $3,221,000, or 24.4%, to $16,444,000 during the three months ended March 31, 2006 as compared to the first quarter of 2005. The increase in 2006 when compared to 2005 was primarily attributable to a 200 basis point increase in the interest rate environment and an increase in volume. The ratio of average earning assets to total average assets was 93.6% and 94.6% for the quarters ended March 31, 2006 and March 31, 2005, respectively.
     Interest expense increased $1,974,000 to $6,746,000 for the three months ended March 31, 2006 compared to the same period in 2005. The increase for the quarter ended March 31, 2006 was due primarily to an increase in the rates paid on deposits.
     The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,247,000, or 14.7%, for the first three months of 2006 as compared to the first quarter of 2005.
Provision for Possible Loan Losses
     The provision for loan losses was $432,000 and $393,000, respectively, for the first three months of 2006 and 2005. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The allowance for possible loan losses was 1.1% of total loans outstanding at both March 31, 2006 and December 31, 2005.
     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company’s loan review officers, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2006 to be adequate.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Non-Interest Income
     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, gain on sale of other real estate, and gain on sale of fixed assets. Total non-interest income for the three months ended March 31, 2006 increased to $2,382,000 from $1,862,000 for the same period in 2005. Other fees and commissions increased $349,000, or 105%, to $682,000 relating to an increase in brokerage fees and check card income. Gain on sale of loans increased $111,000, or 36%, to $419,000.
Non-Interest Expenses
     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, loss on sale of other assets, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $989,000, or 16.3%, during the first three months of 2006 compared to the same period in 2005. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased from 296 at March 31, 2005 to 322 at March 31, 2006. Increases in occupancy expenses were also due to the Company’s growth as the Company opened one branch during 2005. Other operating expenses for the three months ended March 31, 2006 increased to $1,425,000 from $1,249,000 for the three months ended March 31, 2005.
Income Taxes
     The Company’s income tax expense was $1,767,000 for the three months ended March 31, 2006, an increase of $224,000 over the comparable period in 2005. The percentage of income tax expense to net income before taxes was 38.3% and 39.9% for the periods ended March 31, 2006 and 2005, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.
Earnings Per Share
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Earnings Per Share, Continued
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2006 and 2005:

	2006	2005
	(In Thousands except per share data)
Basic EPS Computation:
Numerator — Earnings available to common shareholders	$2,842	$2,327

Denominator — Weighted average number of common shares outstanding	5,036,301	4,472,419

Basic earnings per common share	$.56	$.52

Diluted EPS Computation:
Numerator — Earnings available to common shareholders	$2,842	$2,327

Denominator:
Weighted average number of common shares outstanding	5,036,301	4,472,419
Dilutive effect of stock options	35,508	13,369

	5,071,809	4,485,788

Diluted earnings per common share	$.56	$.52

Financial Condition
Balance Sheet Summary
     The Company’s total assets increased 5.4% to $1,108,612,000 during the three months ended March 31, 2006 from $1,052,263,000 at December 31, 2005. Loans, net of allowance for possible loan losses, totaled $821,486,000 at March 31, 2006, a 2.5% increase from $801,705,000 at December 31, 2005. Securities decreased $1,590,000, or 1.0%, to $152,248,000 at March 31, 2006. Federal funds sold increased $42,429,000 to $48,069,000 at March 31, 2006 from $5,640,000 at December 31, 2005.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     Total liabilities increased by 5.6% to $1,010,774,000 during the three months ended March 31, 2006 compared to $929,589,000 at December 31, 2005. This increase was composed primarily of a $52,858,000 increase in total deposits from $957,153,000 at December 31, 2005 to $982,447,000 at March 31, 2006. The increase in deposits included an increase in time deposits of $31,583,000 and an increase in demand deposits, NOW and savings accounts of $21,275,000. Securities sold under repurchase agreements decreased $1,427,000 during the quarter ended March 31, 2006, and Federal Home Loan Bank advances decreased $428,000 during the quarter ended March 31, 2006.
     The consummation of the Dekalb and CBSC mergers also resulted in the Company recording $4,805,000 for goodwill at March 31, 2005 and an approximately $2,000,000 increase in “Other assets” at March 31, 2006.
     The following schedule details the loans of the Company at March 31, 2006 and December 31, 2005:

	(In Thousands)
	March 31,	December 31,
	2006	2005
Commercial, financial & agricultural	$256,780	$251,494
Real estate — construction	60,323	58,674
Real estate — mortgage	430,951	414,543
Installment	82,745	86,079

	830,799	810,788
Allowance for possible losses	(9,313)	(9,083)

	$821,486	$801,705

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
Balance Sheet Summary, Continued
     The Company’s first mortgage single family residential, consumer and credit card loans which totaled approximately $298,042,000, $79,999,000 and $2,395,000, respectively, at March 31, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2006, the Company had nonaccrual loans totaling $455,000 as compared to $225,000 at December 31, 2005.
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
     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2006, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     Impaired loans and related allowance for loan loss amounts at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006		December 31, 2005
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$455	71	—	—
Impaired loans with no allowance for loan loss	—	—	—	—

	$455	71	—	—

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The following schedule details selected information as to non-performing loans of the Company:

	March 31, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$1,659	413	1,627	190
Installment loans	280	42	308	35
Commercial	54	—	80	—

	$1,993	455	2,015	225

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2006 totaled $2,448,000 as compared to $2,240,000 at December 31, 2005. The increase in non- performing loans during the three months ended March 31, 2006 of $208,000 is due primarily to an increase in non-performing real estate loans. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     The following table presents total internally graded loans as of March 31, 2006 and December 31, 2005:

		March 31, 2006
		(In thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,420	1,028	392	—
Real estate mortgage	6,295	4,037	2,164	94
Real estate construction	—	—	—	—

Consumer	1,239	935	272	32

	$8,954	6,000	2,828	126

		December 31, 2005
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$711	568	143	—
Real estate mortgage	6,921	3,968	2,562	391
Real estate construction	—	—	—	—
Consumer	1,119	758	330	31

	$8,751	5,294	3,035	422

     At March 31, 2006, loans totaling $8,954,000 were included in the Company’s internal classified loan list. Of these loans $6,295,000 are real estate and $2,659,000 are personal and other loans. The collateral values securing these loans total approximately $18,853,000, ($14,086,000 related to real property and $4,767,000 related to personal loans). Internally classified loans increased $203,000, or 2.3%, from $8,751,000 at December 31, 2005. Internally classified real estate loans decreased $626,000 and personal and other loans increased $829,000 from December 31, 2005 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
     Residential real estate loans that are internally graded totaling $6,295,000 and $6,921,000 at March 31, 2006 and December 31, 2005, respectively, consist of 87 and 88 separate loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Loans In	Amount	Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$2,309	30.9%	$2,802	31.0%
Real estate construction	349	7.3	253	7.2
Real estate mortgage	4,534	51.9	4,162	51.2
Installment	2,121	9.9	1,866	10.6

	$9,313	100%	$9,083	100%

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
     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2006, the Company’s liquid assets totaled $104,057,000.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $29.7 million mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2006, loans totaling approximately $352.1 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $147.8 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future. Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in a materially adverse way.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Off Balance Sheet Arrangements
     At March 31, 2006, we had unfunded loan commitments outstanding of $164.8 million and outstanding standby letters of credit of $16.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
     Capital. At March 31, 2006, total shareholders’ equity was $97,838,000, or 8.8%, of total assets, which compares with $95,110,000, or 9.0%, of total assets at December 31, 2005. The dollar increase in shareholders’ equity during the three months ended March 31, 2006 results from the Company’s net income of $2,842,000, proceeds from the issuance of common stock related to exercise of stock options of $67,000, the net effect of a $15,000 unrealized loss on investment securities net of applicable income taxes of $6,000, cash dividends declared of $2,248,000 of which $2,063,000 was reinvested under the Company’s dividend reinvestment plan, and $13,000 related to stock option compensation.
     In April, 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of March 31, 2006, the bank has granted key employees options to purchase a total of 82,932 shares of common stock. At March 31, 2006, options to purchase 26,288 shares were exercisable.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends,Continued
     In December, 2004, the Financial Accounting Standard Board (“FASB”) reissued SFAS No. 123(revised 2004) (“SFAS 123(R)”) related to share based payments. For Wilson Bank Holding Company SFAS 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Wilson Bank Holding Company does not expect the impact to be material to the financial condition or results of operation. For the three months ended, March 31, 2006, the Company recorded $13,000 in compensation expense related to stock options.
     SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As was permitted prior to 2006, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost was recognized for the stock option plan during 2005. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the quarter ended March 31, 2005, would have been reduced to the proforma amounts indicated below. Proforma earnings for the three months ended March 31, 2006 were not reflected due to SFAS No. 123(R) being effective for the entire period.

(In Thousands)	2005
Net Earnings:
As Reported	$2,327
Proforma	$2,318

Basic Earnings per common share:
As Reported	$.52
Proforma	$.52

Diluted Earnings per common share:
As Reported	$.52
Proforma	$.52

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends, Continued
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary bank have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of March 31, 2006 and December 31, 2005.

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)
March 31, 2006
Actual:
Total Capital	$104,427	12.6%	$104,447	12.58%
Tier 1 Capital	95,114	11.47	94,771	11.42
Leverage	95,114	8.88	94,771	8.85

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2005
Actual:
Total Capital	$101,460	12.8%	$101,521	12.77%
Tier 1 Capital	92,377	11.66	92,117	11.65
Leverage	92,377	9.13	92,117	9.10

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
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
     There have been no material changes in reported market risks during the three months ended March 31, 2006.

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
     Other than the changes to the process by which the Company’s audited financial statements are prepared as described in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10K for the year ended December 31, 2005, the implementation of which continued during the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
          None
Item 1A. RISK FACTORS
          There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended March 31, 2006.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not Applicable.
Item 5. OTHER INFORMATION
          None
Item 6. EXHIBITS
(a)	Exhibits
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 10, 2006	/s/ Randall Clemons

Randall Clemons
President and Chief Executive Officer

DATE: May 10, 2006	/s/ Lisa Pominski

Lisa Pominski
Senior Vice President & Chief Financial Officer