Form 10-Q
period 2006-06-30
WILSON BANK HOLDING CO
filed 2006-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to_______________
Commission File Number 0-20402
WILSON BANK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Tennessee	62-1497076

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

623 West Main Street, Lebanon, TN	37087

(Address of principal executive offices)	Zip Code
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
Large Accelerated Filer ☐       Accelerated Filer ☒       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 5,059,922 shares at August 9, 2006

PART I: FINANCIAL INFORMATION
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30,	December 31,
	2005	2005
	(In Thousands)
Assets
Loans	$857,272	$810,788
Less: Allowance for loan losses	(9,619)	(9,083)

Net loans	847,653	801,705
Securities:
Held to maturity, at cost (market value $14,192 and $14,507, respectively)	14,192	14,374
Available-for-sale, at market (amortized cost $140,017 and $142,822, respectively)	135,928	139,464

Total securities	150,120	153,838
Loans held for sale	4,668	2,935
Other interest bearing assets	3,011	2,782
Federal funds sold	23,615	5,640

Total earning assets	1,029,067	966,900
Cash and due from banks	32,010	40,811
Bank premises and equipment, net	26,789	23,601
Accrued interest receivable	6,728	6,332
Goodwill	4,805	4,805
Other intangible assets, net	2,290	2,488
Other real estate	946	277
Deferred income tax asset	3,425	3,131
Other assets	3,995	3,918

Total assets	$1,110,055	1,052,263

Liabilities and Stockholders’ Equity
Deposits	$980,247	$929,589
Securities sold under repurchase agreements	8,893	9,156
Federal Home Loan Bank advances	12,880	13,688
Accrued interest and other liabilities	7,438	4,720

Total liabilities	1,009,458	957,153

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 5,059,922 at June 30, 2006 and 4,995,979 shares at December 31, 2005, respectively	10,120	9,992
Additional paid-in capital	33,562	31,502
Retained earnings	59,438	55,688
Net unrealized loss on available-for-sale securities, net of taxes of $1,565 and $1,286, respectively	(2,523)	(2,072)

Total stockholders’ equity	100,597	95,110

Total liabilities and stockholders’ equity	$1,110,055	$1,052,263

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$15,626	$12,408	$30,339	$24,255
Interest and dividends on securities:
Taxable securities	1,268	1,104	2,490	2,117
Exempt from Federal income taxes	160	156	314	311
Interest on loans held for sale	58	48	94	82
Interest on Federal funds sold	492	288	811	502

Total interest income	17,604	14,044	34,048	27,267

Interest expense:
Interest on negotiable order of withdrawal accounts	322	148	629	247
Interest on money market and savings accounts	1,703	966	3,023	1,768
Interest on certificates of deposit	5,436	3,981	10,342	7,657
Interest on securities sold under repurchase agreements	80	33	152	63
Interest on Federal Home Loan Bank advances	141	159	282	324
Interest on Federal funds purchased	—	14	—	14

Total interest expense	7,682	5,301	14,428	10,073

Net interest income before provision for possible loan losses	9,922	8,743	19,620	17,194
Provision for possible loan losses	485	222	917	615

Net interest income after provision for possible loan losses	9,437	8,521	18,703	16,579

Non-interest income:
Service charges on deposit accounts	1,550	1,544	2,826	2,762
Other fees and commissions	801	394	1,487	727
Gain on sale of loans	426	452	845	760
Gain on sale of fixed assets	—	—	—	1
Other income	3	—	4	—

Total non-interest income	2,780	2,390	5,162	4,250

Non-interest expense:
Salaries and employee benefits	4,357	3,694	8,518	7,161
Occupancy expenses, net	361	418	929	837
Furniture and equipment expense	355	75	663	499
Data processing expense	134	394	357	445
Directors’ fees	186	167	400	363
Other operating expenses	1,642	1,501	3,067	2,750
Loss on sale of other real estate	5	12	19	18
Loss on sale of other assets	45	28	45	28
Loss on sale of securities	—	—	126	—
Minority interest in net earnings of subsidiaries	—	—	—	236

Total non-interest expense	7,085	6,289	14,125	12,337

Earnings before income taxes	5,130	4,622	9,741	8,492
Income taxes	1,976	1,768	3,743	3,311

Net earnings	3,156	2,854	5,998	5,181

Weighted average number of shares outstanding-basic	5,059,099	4,850,882	5,047,862	4,662,702

Weighted average number of shares outstanding-diluted	5,094,898	4,863,635	5,083,024	4,675,239

Basic earnings per common share	$.62	$.59	$1.19	$1.11

Diluted earnings per common share	$.62	$.59	$1.18	$1.11

Dividends per share	$—	$—	$.45	$.40

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Net earnings	$3,156	$2,854	$5,998	$5 ,181

Other comprehensive gains (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $273, $256, $327 and $318, respectively	(442)	415	(529)	(511)

Reclassification adjustment for net losses included in net earnings, net of taxes of $48	—	—	78	—

Other comprehensive gains (losses)	(442)	415	(451)	(511)

Comprehensive earnings	$2,714	$3,269	$5,547	$4,670

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$33,582	$26,853
Fees and commissions received	4,317	3,522
Proceeds from sale of loans held for sale	43,470	36,688
Origination of loans held for sale	(44,358)	(37,041)
Interest paid	(13,320)	(9,579)
Cash paid to suppliers and employees	(10,893)	(11,057)
Income taxes paid	(4,318)	(2,823)

Net cash provided by operating activities	8,480	6,563

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to- maturity securities	171	567
Proceeds from maturities, calls, and principal payments of available-for-sale securities	7,209	2,660
Purchase of held-to-maturity securities	—	(508)
Purchase of available-for-sale securities	(15,028)	(29,854)
Purchase of restricted equity securities	(182)	—
Loans made to customers, net of repayments	(48,154)	(20,197)
Purchase of premises and equipment	(3,932)	(390)
Proceeds from sale of other real estate	439	893
Proceeds from sale of other assets	138	73
Proceeds from sales of available for sale securities	10,532	—
Cash paid in merger	—	(13)

Net cash used in investing activities	(48,807)	(46,769)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	11,202	9,949
Net increase in time deposits	39,456	32,319
Decrease in securities sold under repurchase agreements	(263)	(1,305)
Net decrease in advances from Federal Home Loan Bank	(808)	(806)
Dividends paid	(2,248)	(1,777)
Dividends paid to minority shareholders	—	(77)
Proceeds from sale of stock to minority shareholders	—	68
Proceeds from sale of common stock	2,063	1,621
Proceeds from exercise of stock options	99	93

Net cash provided by financing activities	49,501	40,085

Net increase (decrease) in cash and cash equivalents	9,174	(121)

Cash and cash equivalents at beginning of period	46,451	49,315

Cash and cash equivalents at end of period	$55,625	$49,194

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$5,998	$5,181
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	721	782
Provision for loan losses	917	615
Minority interests in net earnings of commercial bank subsidiaries	—	236
FHLB dividend reinvestment	(47)	(48)
Loss on sale of other real estate	19	18
Loss on sale of other assets	45	28
Gain on sale of fixed assets	—	(1)
Security losses	126	—
Decrease in loans held for sale	(1,733)	(1,080)
Increase in deferred tax assets	(14)	(2)
Increase in other assets, net	100	(534)
Increase (decrease) in taxes payable	(555)	669
Decrease (increase) in interest receivable	(396)	(401)
Increase in other liabilities	2,191	606
Increase in interest payable	1,108	494

Total adjustments	2,482	1,382

Net cash provided by operating activities	$8,480	$6,563

Supplemental schedule of non-cash activities:
Unrealized loss in values of securities available-for-sale, net of taxes of $280 and $318, for the six months ended June 30, 2006 and 2005, respectively	$451	$(511)

Non-cash transfers from loans to other real estate	$1,127	$875

Non-cash transfers from loans to other assets	$162	$129

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
     The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (“Company”) and its wholly-owned subsidiary, Wilson Bank and Trust. On March 31, 2005, each of Dekalb Community Bank, a Tennessee state chartered bank and 50% owned subsidiary of the Company (“Dekalb”) and Community Bank of Smith County, a Tennessee state charted bank and 50% owned subsidiary of the Company (“CBSC”), merged with and into Wilson Bank & Trust. The merger of Dekalb with and into Wilson Bank & Trust, was approved by the Company as the sole shareholder of Wilson Bank & Trust on October 25, 2004 and by the shareholders of Dekalb on March 14, 2005. The merger of CBSC with and into Wilson Bank & Trust, was approved by the Company as the sole shareholder of Wilson Bank & Trust on October 25, 2004 and by the shareholders of CBSC on March 24, 2005. Following the mergers on March 31, 2005 of Dekalb and CBSC with and into Wilson Bank & Trust, the Company no longer accounts for Dekalb’s and CBSC’s result of operations as minority interest but rather recognizes 100% of Dekalb’s and CBSC’s results of operations.
     The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of operations for the three and six months ended June 30, 2006 and 2005, comprehensive earnings for the three and six months ended June 30, 2006 and 2005 and changes in cash flows for the six months ended June 30, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2005 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In Thousands)
Balance, January 1, 2006 and 2005, respectively	$9,083	$9,370
Add (deduct):
Losses charged to allowance	(525)	(484)
Recoveries credited to allowance	144	92
Provision for loan losses	917	615

Balance, June 30, 2006 and 2005, respectively	$9,619	$9,593

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
     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K and increased competition with other financial institutions, lack of sustained growth in the Company’s market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.
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
Results of Operations
     Net earnings increased 15.8% to $5,998,000 for the six months ended June 30, 2006 from $5,181,000 in the first six months of 2005. Net earnings were $3,156,000 for the quarter ended June 30, 2006, an increase of $302,000, or 10.6%, from $2,854,000 for the three months ended June 30, 2005 and an increase of $314,000, or 11.0%, over the quarter ended March 31, 2006. The increase in net earnings during the six months ended June 30, 2006 as compared to the prior year period was primarily due to a 14.1% increase in net interest income. Provision for possible loan losses increased $302,000, or 49.1%, for the six months ended June 30, 2006 compared to the same period in 2005. The Company expects to see a continued increase in net interest income if rates continue to rise during the next two quarters of 2006.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $6,781,000, or 24.9%, during the six months ended June 30, 2006 as compared to the same period in 2005. The increase in total interest income was $3,560,000, or 25.3%, for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Interest income for the second quarter of 2006 increased $1,160,000, or 7.1%, over the first three months of 2006. The increase in the first six months of 2006 was primarily attributable to an increase in the interest rate environment and an increase in volume. The ratio of average earning assets to total average assets was 93.7% and 95.2% for the six months ended June 30, 2006 and June 30, 2005, respectively.
     Interest expense increased $4,355,000, or 43.2%, for the six months ended June 30, 2006 as compared to the same period in 2005. The increase was $2,381,000, or 44.9%, for the three months ended June 30, 2006 as compared to the same period in 2005. Interest expense increased $936,000 or 13.9% for the quarter ended June 30, 2006 over the first three months of 2006. The overall increase in total interest expense for the first six months of 2006 was primarily attributable to an increase in the rates paid on deposits when compared to the six months ended June 30, 2005 as the Company experienced competitive pressure on deposit pricing.
     The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $2,426,000, or 14.1%, for the first six months of 2006 as compared to the same period in 2005. The increase was $1,179,000, or 13.5%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 and $224,000, or 2.3%, when compared to the first quarter of 2006.
Provision for Possible Loan Losses
     The provision for possible loan losses was $917,000 and $615,000 for the first six months of 2006 and 2005, respectively. The provision for loan losses during the three month periods ended June 30, 2006 and 2005 was $485,000 and $222,000, respectively. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $9,619,000, an increase of 5.9% from $9,083,000 at December 31, 2005. The allowance for possible loan losses as a percentage of total outstanding loans was 1.12% and 1.13% at June 30, 2006 and December 31, 2005, respectively

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at June 30, 2006 to be adequate.
Non-Interest Income
     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2006 increased 21.5% to $5,162,000 from $4,250,000 for the same period in 2005. The increase was $390,000, or 16.3%, during the quarter ended June 30, 2006 compared to the second quarter in 2005 and there was an increase of $398,000, or 16.7%, over the first three months of 2006. The increase for the first six months of 2006 was due primarily to an increase in other fees and commissions. Other fees and commissions increased $760,000, or 104.5%, during the six months ended June 30, 2006 compared to the same period in 2005. Other fees and commissions increased $407,000, or 103.3%, during the quarter ended June 30, 2006 compared to the same quarter in 2005. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees. Increase in other fees and commissions is attributable to an increase in brokerage fees.
     The Company’s non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non interest income generally reflect the registrant’s growth, while fees for origination of mortgage loans will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.
Non-Interest Expenses
     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $1,787,000, or 14.5%, during the first six months of 2006 compared to the same period in 2005. The increase for the quarter ended June 30, 2006 was $796,000, or 12.7%, as compared to the comparable quarter in 2005. The Company experienced a decrease of $46,000 or 0.7%, in non-interest expenses in the quarter as compared to the first three months of 2006. The increase in non-interest expenses for the prior year’s comparable period is attributable primarily to increases in employee salaries. The Company had 343 full time equivalent employees at June 30, 2006. Increases in occupancy and furniture and equipment expenses were also due to the Company’s growth. Other operating expenses for the six months ended June 30, 2006 increased to $3,067,000 from $2,750,000 for the comparable period in 2005. Other operating expenses increased $141,000, or 9.4%, during the quarter ended June 30, 2006 as compared to the same period in 2005. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased as a result of continued growth of the Company.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Income Taxes
     The Company’s income tax expense was $3,743,000 for the six months ended June 30, 2006 an increase of $432,000 over the comparable period in 2005. Income tax expense was $1,976,000 for the quarter ended June 30, 2006, an increase of $208,000 over the same period in 2005. The percentage of income tax expense to net income before taxes was 38.4% and 39.0% for the six months ended June 30, 2006 and 2005, respectively, and 38.5% and 38.3% for the quarters ended June 30, 2006 and 2005, respectively. The percentage of income tax expense to net income before taxes was 38.3% for the first three months of 2006. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.
Earnings Per Share
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$3,156	2,854	$5,998	5,181

Denominator — Weighted average number of common shares outstanding	5,059,099	4,850,882	5,047,862	4,662,702

Basic earnings per common share	$.62	.59	$1.19	1.11

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$3,156	2,854	$5,998	5,181

Denominator — Weighted average number of common shares outstanding	5,059,099	4,850,882	5,047,862	4,662,702
Dilutive effect of stock options	35,799	12,753	35,162	12,537

	5,094,898	4,863,635	5,083,024	4,675,239

Diluted earnings per common share	$.62	.59	$1.18	1.11

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Financial Condition
Balance Sheet Summary
     The Company’s total assets increased 5.5% to $1,110,055,000 during the six months ended June 30, 2006 from $1,052,263,000 at December 31, 2005. Total assets increased $1,443,000 during the three-month period ended June 30, 2006 and $56,349,000, or 5.3%, during the three-month period ended March 31, 2006. Loans, net of allowance for possible loan losses, totaled $847,653,000 at June 30, 2006, a 5.7% increase compared to $801,705,000 at December 31, 2005. Net loans increased $26,167,000, or 3.2%, during the three month period ended June 30, 2006 and increased $19,781,000, or 2.5%, during the three month period ended March 31, 2006. The increases were primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities decreased $3,718,000, or 2.4%, to $150,120,000 at June 30, 2006 from $153,838,000 at December 31, 2005. Securities decreased $2,128,000, or 1.4%, during the three months ended June 30, 2006. Federal funds sold increased from $5,640,000 at December 31, 2005 to $23,615,000 at June 30, 2006.
     Total liabilities increased by 5.5% to $1,009,458,000 at June 30, 2006 compared to $957,153,000 at December 31, 2005. From March 31, 2006 total liabilities decreased $1,315,000 or 0.1%. The increase in total liabilities for the six months ended June 30, 2006, was comprised primarily of a $50,658,000, or 5.4%, increase in total deposits, offset by a decrease of $263,000, or 2.9%, in securities sold under repurchase agreements during the six months ended June 30, 2006. Federal Home Loan Bank advances decreased $808,000 during the six months ended June 30, 2006.
     The following schedule details the loans of the Company at June 30, 2006 and December 31, 2005:

	(In Thousands)
	June 30,	December 31,
	2006	2005
Commercial, financial & agricultural	$278,830	$251,494
Real estate — construction	56,318	58,672
Real estate — mortgage	429,789	414,543
Installment	92,335	86,079

	857,272	810,788
Allowance for possible losses	(9,619)	(9,083)

	$847,653	$801,705

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
     The Company’s first mortgage single family residential, consumer and credit card loans which totaled approximately $302,515,000, $80,552,000 and $2,662,000, respectively, at June 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2006, the Company had nonaccrual loans totaling $708,000 as compared to $225,000 at December 31, 2005.

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
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2006, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006		December 31, 2005
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$708	78	$—	—
Impaired loans with no allowance for loan loss	—	—	—	—

	$708	78	$—	$—

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The following schedule details selected information as to non-performing loans of the Company at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$2,658	669	$1,627	190
Installment loans	316	39	308	35
Commercial	156	—	80	—

	$3,130	708	$2,015	225

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2006 totaled $3,130,000 an increase from $2,015,000 at December 31, 2005. During the three months ended June 30, 2006, non-performing loans increased $1,137,000 from $1,993,000 at March 31, 2006. The increase in non-performing loans during the six months ended June 30, 2006 of $1,115,000 is due primarily to an increase in non-performing real estate loans of $1,031,000. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The following table presents total internally graded loans as of June 30, 2006 and December 31, 2005:

	June 30, 2006
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$1,042	1,001	41	—
Real estate mortgage	5,641	4,103	1,444	94
Real estate construction	—	—	—	—
Consumer	1,532	1,332	181	19

	$8,215	6,436	1,666	113

	December 31, 2005
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$711	568	143	—
Real estate mortgage	6,921	3,968	2,562	391
Real estate construction	—	—	—	—
Consumer	1,119	758	330	31

	$8,751	5,294	3,035	422

     The collateral values securing internally graded loans, based on estimates received by management, total approximately $11,697,000 ($8,361,000 related to real property and $3,336,000 related to personal and other loans). The internally classified loans have decreased $536,000, or 6.1%, from $8,751,000 at December 31, 2005 to $8,215,000 at June 30, 2006. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
     The decrease in the internally graded loans is concentrated in several loans that were upgraded during the six months ended June 30, 2006. Residential real estate loans that are internally classified totaling $5,641,000 and $6,921,000 at June 30, 2006 and December 31, 2005, respectively, consist of 77 and 88 loans at December 31, 2005 and June 30, 2006, respectively that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$1,495	32.5%	$2,802	31.0%
Real estate construction	292	6.6	253	7.2
Real estate mortgage	5,731	50.1	4,162	51.2
Installment	2,101	10.8	1,866	10.6

	$9,619	100.0%	$9,083	100.0%

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
     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2006, the Company’s liquid assets totaled $74,400,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $31.1 million mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2006 loans totaling approximately $370.2 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately$159.3 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.
Off Balance Sheet Arrangements
     At June 30, 2006, the Company had unfunded loan commitments outstanding of $166.5 million and outstanding standby letters of credit of $19.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
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
     At June 30, 2006, total stockholders’ equity was $100,597,000, or 9.1%, of total assets, which compares with $95,110,000, or 9.0%, of total assets at December 31, 2005. The dollar increase in stockholders’ equity during the six months ended June 30, 2006 results from the Company’s net income of $5,998,000, proceeds from the issuance of common stock related to exercise of stock options of $99,000, the net effect of a $730,000 unrealized loss on investment securities net of applicable income taxes of $279,000, cash dividends declared of $2,248,000 of which $2,063,000 was reinvested under the Company’s dividend reinvestment plan and $26,000 related to stock option compensation.
     In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of June 30, 2006, the bank has granted key employees options to purchase a total of 81,016 shares of common stock. At June 30, 2006, options to purchase 25,512 shares were exercisable.
     In December 2004, the Financial Accounting Standard Board (“FASB”) reissued SFAS No. 123 (revised 2004) “Share-Based Payement” (“SFAS 123(R)”) related to share based payments. For the Company, SFAS 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Wilson Bank Holding Company does not expect the impact to be material to the financial condition or results of operation. For the three and six months ended, June 30, 2006, the Company recorded $13,000 and $13,000 in compensation expense related to stock options.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) as amended by SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As was permitted prior to 2006, management has elected to continue accounting for the Stock Option Plan under APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost was recognized for the Stock Option Plan during 2005. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2005, would have been reduced to the proforma amounts indicated below. Proforma earnings for the three and six months ended June 30, 2006 were not reflected due to SFAS No. 123(R) being effective for the entire period.

(In Thousands)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Earnings:
As Reported	$2,854	$5,181
Proforma	$2,845	$5,163
Basic Earnings per common share:
As Reported	$.59	$1.11
Proforma	$.59	$1.11
Diluted Earnings per common share:
As Reported	$.59	$1.11
Proforma	$.59	$1.10
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary bank have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of June 30, 2006 and December 31, 2005.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Wilson Bank Holding Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)
June 30, 2006
Actual:
Total Capital	$107,934	12.40%	$107,981	12.41%
Tier 1 Capital	98,315	11.30	97,991	11.26
Leverage	98,315	8.93	97,991	8.90
For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
December 31, 2005
Actual:
Total Capital	$101,460	12.80%	$101,521	12.77%
Tier 1 Capital	92,377	11.66	92,117	11.65
Leverage	92,377	9.13	92,117	9.10
For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
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
FORM 10-Q, CONTINUED
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
     There have been no material changes in reported market risks during the six months ended June 30, 2006.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.
     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) None
     (b) Not applicable.
     (c) The Company did not repurchase any shares of Company common stock during the quarter ended June 30, 2006.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     (a) None
     (b) Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held April 11, 2006 at which the shareholders voted on the following board members: Charles Bell, J. Randall Clemons, Jerry L. Franklin and James Anthony Patton.
Each director was elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes
Charles Bell	3,100,453	3,098,744	1,709	0	0
J. Randall Clemons	3,100,453	3,098,559	1,894	0	0
Jerry L. Franklin	3,100,453	3,098,744	1,709	0	0
James Anthony Patton	3,100,453	3,098,744	1,709	0	0

In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

James F.Comer	2007
John B. Freeman	2007
Marshall Griffith	2007
John R. Trice	2007
Robert T. VanHooser	2007
Jack W. Bell	2008
Mackey Bentley	2008
Harold R.Patton	2008
H. Elmer Richerson	2008
Item 5. OTHER INFORMATION
     Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 15, 2006 in order to be included in the Company’s Proxy Statement and form of proxy relating to the 2006 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.
     For any other shareholder proposals to be timely (but not considered for inclusion in the Company’s Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company’s main office (listed above) prior to January 29, 2007.
Item 6. EXHIBITS
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

WILSON BANK HOLDING COMPANY (Registrant)
DATE:	August 9, 2006	/s/ Randall Clemons Randall Clemons President and Chief Executive Officer
DATE:	August 9, 2006	/s/ Lisa Pominski Lisa Pominski Senior Vice President & Chief Financial Officer