Form 10-Q
period 2006-09-30
WILSON BANK HOLDING CO
filed 2006-11-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Common stock outstanding: 5,117,859 shares at November 9, 2006

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets — September 30, 2006 and December 31, 2005

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2006 and 2005

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2006 and 2005

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
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In Thousands)
Assets
Loans	$870,185	$810,788
Less: Allowance for loan losses	(10,261)	(9,083)

Net loans	859,924	801,705

Securities:
Held to maturity, at cost (market value $14,274 and $14,507, respectively)	14,248	14,374
Available-for-sale, at market (amortized cost $137,171 and $142,822, respectively)	134,310	139,464

Total securities	148,558	153,838

Loans held for sale	5,864	2,935
Restricted equity securities	3,049	2,782
Federal funds sold	44,010	5,640

Total earning assets	1,061,405	966,900

Cash and due from banks	34,385	40,811
Bank premises and equipment, net	28,153	23,601
Accrued interest receivable	6,960	6,332
Goodwill	4,805	4,805
Other intangible assets, net	2,191	2,488
Other real estate	806	277
Deferred income tax asset	2,964	3,131
Other assets	3,955	3,918

Total assets	$1,145,624	$1,052,263

Liabilities and Stockholders’ Equity
Deposits	$1,008,226	$929,589
Securities sold under repurchase agreements	8,484	9,156
Federal Home Loan Bank Advances	17,481	13,688
Accrued interest and other liabilities	7,336	4,720

Total liabilities	1,041,527	957,153

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 5,117,759 at September 30, 2006 and 4,995,979 shares at December 31, 2005, respectively	10,235	9,992
Additional paid-in capital	35,545	31,502
Retained earnings	60,082	55,688
Net unrealized losses on available-for-sale securities, net of income taxes of $1,095 and $1,286, respectively	(1,765)	(2,072)

Total stockholders’ equity	104,097	95,110

Total liabilities and stockholders’ equity	$1,145,624	$1,052,263

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,467	$13,570	$46,806	$37,825
Interest and dividends on securities:
Taxable securities	1,318	1,239	3,808	3,356
Exempt from Federal income taxes	159	157	473	468
Interest on loans held for sale	64	43	158	125
Interest on Federal funds sold	274	133	1,085	635

Total interest income	18,282	15,142	52,330	42,409

Interest expense:
Interest on negotiable order of withdrawal accounts	313	177	942	424
Interest on money market and savings accounts	1,499	1,063	4,522	2,831
Interest on certificates of deposit	6,160	4,350	16,502	12,007
Interest on securities sold under repurchase agreements	89	47	241	110
Interest on Federal Home Loan Bank advances	164	155	446	479
Interest on Fed funds purchased	—	—	—	14

Total interest expense	8,225	5,792	22,653	15,865

Net interest income before provision for possible loan losses	10,057	9,350	29,677	26,544
Provision for possible loan losses	922	281	1,839	896

Net interest income after provision for possible loan losses	9,135	9,069	27,838	25,648

Non-interest income:
Service charges on deposit accounts	1,562	1,441	4,388	4,203
Other fees and commissions	742	239	2,229	966
Gain on sale of loans	483	429	1,328	1,189
Gain on sale of premises and equipment	—	—	—	1
Other income	2	—	6	—

Total non-interest income	2,789	2,109	7,951	6,359

Non-interest expense:
Salaries and employee benefits	4,169	3,714	12,687	10,875
Occupancy expenses, net	482	440	1,411	1,277
Furniture and equipment expense	361	394	1,024	1,281
Advertising and marketing expenses	293	256	822	608
Data processing expense	180	114	537	559
Directors’ fees	194	158	594	521
Other operating expenses	1,551	1,212	4,089	3,222
Loss on sale of other real estate	43	23	62	41
Loss on sale of other assets	24	8	69	36
Loss on sale of securities	—	—	126	—
Minority interest in net earnings of subsidiaries	—	—	—	236

Total non-interest expense	7,297	6,319	21,421	18,656

Earnings before income taxes	4,627	4,859	14,368	13,351
Income taxes	1,745	1,855	5,488	5,166

Net earnings	$2,882	$3,004	$8,880	$8,185

Basic earnings per common share	$.57	$.60	$1.75	$1.72

Diluted earnings per common share	$.56	$.60	$1.74	$1.71

Dividends per share	$.45	$.45	$.90	$.85

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Net earnings	$2,882	3,004	$8,880	8,185

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $470, $165, $143, and $482, respectively	758	(266)	229	(777)
Reclassification adjustment for net gains included in net earnings, net of taxes of $48	—	—	78	—

Other comprehensive earnings (losses)	758	(266)	307	(777)

Comprehensive earnings	$3,640	2,738	$9,187	7,408

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$51,587	$41,460
Fees and commissions received	6,623	5,169
Proceeds from sale of loans	67,976	59,200
Origination of loans held for sale	(69,577)	(57,915)
Interest paid	(20,855)	(15,256)
Cash paid to suppliers and employees	(17,447)	(16,406)
Income taxes paid	(6,935)	(4,557)

Net cash provided by operating activities	11,372	11,700

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	369	750
Proceeds from maturities, calls, and principal payments of available-for-sale securities	18,335	4,160
Purchase of held-to-maturity securities	(260)	(1,327)
Purchase of available-for-sale securities	(23,288)	(29,863)
Loans made to customers, net of repayments	(62,177)	(51,496)
Cash paid in merger	—	(13)
Increase in interest bearing accounts	—	(88)
Purchase of premises and equipment	(5,681)	(1,199)
Proceeds from sale of other real estate	1,249	1,188
Proceeds from sale of other assets	163	127
Proceeds from sales of available-for-sale securities	10,532	—
Purchase of restricted equity securities	(189)	—

Net cash used in investing activities	(60,947)	(77,761)

Cash flows from financing activities:
Net decrease in non-interest bearing, savings and NOW deposit accounts	(6,154)	(63,959)
Net increase in time deposits	84,791	111,719
Net increase (decrease) in securities sold under repurchase agreements	(672)	1,177
Repayment of advances from Federal Home Loan Bank	(1,207)	(1,179)
Advances from Federal Home Loan Bank	5,000	—
Dividends paid	(4,525)	(3,996)
Dividends paid to minority shareholders	—	(77)
Proceeds from sale of stock to minority shareholders	—	68
Proceeds from sale of common stock	4,150	3,648
Proceeds from exercise of stock options	136	100

Net cash provided by financing activities	81,519	47,501

Net decrease in cash and cash equivalents	31,944	(18,560)

Cash and cash equivalents at beginning of period	46,451	49,315

Cash and cash equivalents at end of period	$78,395	$30,755

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by Operating activities:
Net earnings	$8,880	$8,185
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,428	1,236
Provision for loan losses	1,839	896
Minority interests in net earnings of commercial bank Subsidiaries	—	236
FHLB dividend reinvestment	(78)	(121)
Loss on sale of other real estate	62	41
Loss on sale of other assets	69	36
Security losses	126	—
Gain on sale of premises and equipment	—	(1)
Increase (decrease) in income tax receivable	—	669
Decrease (increase) in loans held for sale	(2,929)	96
Increase in deferred tax assets	(23)	(16)
Decrease (increase) in other assets, net	10	(426)
Increase (decrease) in taxes payable	(1,434)	(39)
Increase in interest receivable	(628)	(854)
Increase in other liabilities	2,252	1,153
Increase (decrease) in interest payable	1,798	609

Total adjustments	2,492	3,515

Net cash provided by operating activities	$11,372	$11,700

Supplemental schedule of non-cash activities:

Unrealized loss in values of securities available-for-sale, net of income taxes of $191,000 and $482,000 for the nine months ended September 30, 2006 and 2005, respectively	$307	$(777)

Non-cash transfers from loans to other real estate	$1,840	$827

Non-cash transfers from loans to other assets	$279	$222

Goodwill and other intangible assets related to acquisition of minority interests in exchange for common stock	$—	$7,592

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
     The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (“Company”) and its wholly-owned subsidiary, Wilson Bank and Trust. On March 31, 2005, each of Dekalb Community Bank, a Tennessee state chartered bank and 50% owned subsidiary of the Company (“Dekalb”) and Community Bank of Smith County, a Tennessee state charted bank and 50% owned subsidiary of the Company (“CBSC”) merged with and into Wilson Bank & Trust. The merger of Dekalb with and into Wilson Bank & Trust was approved by the Company as the sole shareholder of Wilson Bank & Trust on October 25, 2004 and by the shareholders of Dekalb on March 14, 2005. The merger of CBSC with and into Wilson Bank & Trust was approved by the Company as the sole shareholder of Wilson Bank & Trust on October 25, 2004 and by the shareholders of CBSC on March 24, 2005. Following the mergers on March 31, 2005 of Dekalb and CBSC with and into Wilson Bank & Trust, the Company no longer accounts for Dekalb’s and CBSC’s result of operations as minority interest but rather recognizes 100% of Dekalb’s and CBSC’s results of operations.
     The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, the results of operations for the three months and nine months ended September 30, 2006 and 2005, comprehensive earnings for the three months and nine months ended September 30, 2006 and 2005 and changes in cash flows for the nine months ended September 30, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2005 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
Balance, January 1, 2006 and 2005, respectively	$9,083	9,370
Add (deduct):
Losses charged to allowance	(890)	(819)
Recoveries credited to allowance	229	132
Provision for loan losses	1,839	896

Balance, September 30, 2006 and 2005, respectively	$10,261	9,579

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
          In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those identified in the Company’s Annual Report on Form 10-K as well as increased competition with other financial institutions, lack of sustained growth in the Company’s market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.
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
Results of Operations
          Net earnings increased 8.5% to $8,880,000 for the nine months ended September 30, 2006 from $8,185,000 in the first nine months of 2005. Net earnings were $2,882,000 for the quarter ended September 30, 2006, a decrease of $122,000, or 4.1%, from $3,004,000 for the three months ended September 30, 2005 and a decrease of $274,000, or 8.7% over the quarter ended June 30, 2006. The decrease in net earnings during the nine months ended September 30, 2006 was due to a 14.8% increase in non-interest expense reflecting the Company’s branch expansion in 2006. Net earnings for the nine months ended September 30, 2006 were also negatively impacted by the increase in provision for possible loan losses of $943,000 or 105.2%. See “Provision for Possible Loan Losses” for further explanation.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Net Interest Income
          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $9,921,000, or 23.4%, during the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in total interest income was $3,140,000, or 20.7, for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. Interest income increased $678,000, or 3.9, over the second quarter of 2006. The increase in the first nine months of 2006 was primarily attributable to an increase in the interest rate environment and an increase in loan volume. The ratio of average earning assets to total average assets was 94.6% and 94.7% for the nine months ended September 30, 2006 and September 30, 2005, respectively.
          Interest expense increased $6,788,000, or 42.8%, for the nine months ended September 30, 2006 as compared to the same period in 2005. Interest expense increased $2,433,000, or 42.0%, for the three months ended September 30, 2006 as compared to the same period in 2005. Interest expense increased $543,000, or 7.1%, for the quarter ended September 30, 2006 over the quarter ended June 30, 2006. The overall increase in total interest expense for the first nine months of 2006 was primarily attributable to an increase in the rates paid on deposits when compared to the nine months ended September 30, 2005 as the Company experienced competitive pricing pressure for deposits.
          The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $3,133,000, or 11.8%, for the first nine months of 2006 as compared to the same period in 2005. The increase in net interest income was $707,000, or 7.6%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 and an increase of $135,000, or 1.4%, when compared to the second quarter of 2006.
Provision for Possible Loan Losses
          The provision for possible loan losses was $1,839,000 and $896,000 for the first nine months of 2006 and 2005, respectively. The provision for loan losses during the three months period ended September 30, 2006 and 2005 was $922,000 and $281,000, respectively. The increase in the provision in the third quarter was primarily related to the Company’s discovering during the third quarter of 2006, that a former branch officer had engaged in what appeared to be inappropriate banking procedures when documenting loans and releasing the underlying collateral. The Bank continues to review the former officer’s portfolio for any undetermined losses. This review could result in additional loan loss provision during the fourth quarter of 2006. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $10,261,000, an increase of 13.0%from $9,083,000 at December 31, 2005. The allowance for possible loan losses as a percentage of total outstanding loans was 1.2% at September 30, 2006 and 1.1% at December 31, 2005.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at September 30, 2006 to be adequate.
Non-Interest Income
          The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, gain on sale of loans, and gain on sale of premises and equipment. Total non-interest income for the nine months ended September 30, 2006 increased 25.0% to $7,951,000 from $6,359,000 for the same period in 2005. Non-interest income increased $9,000, or 0.3%, during the quarter ended September 30, 2006 compared to the second quarter in 2006, and there was an increase of $680,000, or 32.2%, over the third quarter of 2005. The increase for the first nine months of 2006 was due to an increase in other fees and commission. Other fees and commission increased $1,263,000 or 130.7% during the nine months ended September 30, 2006 compared to the same period in 2005. Other fees and commission increased $503,000, or 210.5%, during the quarter ended September 30, 2006 compared to the same quarter in 2005. The increase in other fees and commissions was primarily due to an increase in brokerage fees paid to the Company’s investment department resulting the rising interest rates. Service charges on deposit accounts totaled $4,338,000 and $4,203,000 during the nine months ended September 30, 2006 and 2005, respectively, an increase of $135,000, or 3.2%, and $1,562,000 and $1,441,000 during the quarters ended September 30, 2006 and 2005, respectively, an increase of $121,000, or 8.4%.
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
Non-Interest Expenses
          Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $2,765,000, or 14.8%, during the first nine months of 2006 compared to the same period in 2005. The increases for the quarter ended September 30, 2006 were $978,000, or 15.5%, as compared to the comparable quarter in 2005 and an increase of $212,000, or 3.0%, as compared to the second quarter of 2006. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of full time equivalent employees increased to 351 at September 30, 2006 from 310 at September 30, 2005. Increases in salary, occupancy and furniture and equipment expenses were due to the Company’s opening two new offices during 2006.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Non-Interest Expenses, Continued
          Other operating expenses for the nine months ended September 30, 2006 increased to $4,089,000 from $3,222,000 for the comparable period in 2005. Other operating expenses increased $339,000, or 28.0%, during the quarter ended September 30, 2006 as compared to the same period in 2005. These expenses include Federal deposit insurance premiums, supplies and general operating costs which increased for the nine months ended September 30, 2006 as a result of continued growth of the Company.
Income Taxes
          The Company’s income tax expense was $5,488,000 for the nine months ended September 30, 2006, an increase of $322,000 over the comparable period in 2005. Income tax expense was $1,745,000 for the quarter ended September 30, 2006, a decrease of $110,000 over the same period in 2005. The percentage of income tax expense to net income before taxes was 38.2% and 38.7% for the nine months ended September 30, 2006 and 2005, respectively, and 37.7% and 38.2% for the quarters ended September 30, 2006 and 2005, respectively. The percentage of income tax expense to net income before taxes was 38.5% for the second quarter of 2006. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.
Earnings Per Share
          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
          The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$2,882	$3,004	$8,880	$8,185

Denominator — Weighted average number of common shares outstanding	5,098,790	4,973,440	5,065,025	4,767,419

Basic earnings per common share	$.57	$.60	$1.75	$1.72

Diluted EPS Computation:
Numerator — Earnings available to common stockholders	$2,882	3,004	$8,880	8,185

Denominator — Weighted average number of common shares outstanding	5,098,790	4,973,440	5,065,025	4,767,419
Dilutive effect of stock options	35,205	16,699	34,031	16,191

	5,133,995	4,990,139	5,099,056	4,783,610

Diluted earnings per common share	$.56	$.60	$1.74	1.71

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Financial Condition
Balance Sheet Summary
          The Company’s total assets increased 8.9% to $1,145,624,000 during the nine months ended September 30, 2006 from $1,052,263,000 at December 31, 2005. Total assets increased $35,569,000 during the three-month period ended September 30, 2006, $1,443,000 during the three-month period ended June 30, 2006 and $56,349,000 during the three-month period ended March 31, 2006. Loans, net of allowance for possible loan losses, totaled $859,924,000 at September 30, 2006, a 7.3% increase compared to $801,705,000 at December 31, 2005. Net loans increased $12,271,000, or 1.4%, $26,167,000, or 3.2%, and $19,781,000, or 2.5%, during the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006, respectively. These increases were primarily due to the Company’s ability to increase its market share of such loans while maintaining its loan underwriting standards. Securities decreased $5,280,000, or 3.4%, to $148,558,000 at September 30, 2006 from $153,838,000 at December 31, 2005. Securities decreased $1,562,000, or 1.0%, during the three months ended September 30, 2006. Federal funds sold increased to 44,010,000 at September 30, 2006 from $5,640,000 at December 31, 2005. The increase in Federal funds sold for the period ended September 30, 2006 was primarily due to an increase in total deposits due to the Company’s branch expansion and rising rates on deposits.
          Total liabilities increased by 8.8% to $1,041,527,000 at September 30, 2006 compared to $957,153,000 at December 31, 2005. From June 30, 2006, total liabilities increased $32,069,000, or 3.2%. These increases were composed primarily of a $78,637,000, or 8.5%, increase in total deposits and an increase of $3,793,000 in Federal Home Loan Bank advances during the nine months ended September 30, 2006.
          The following schedule details the loans of the Company at September 30, 2006 and December 31, 2005:

	(In Thousands)
	September 30,	December 31,
	2006	2005
Commercial, financial & agricultural	$281,526	$251,494
Real estate — construction	58,100	58,672
Real estate — mortgage	448,709	414,543
Installment	81,850	86,079

	$870,185	$810,788
Allowance for possible losses	(10,261)	(9,083)

	$859,924	$801,705

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
          The Company’s first mortgage single family residential, consumer and credit card loans which totaled approximately $310,459,000, $78,802,000 and $2,406,000, respectively, at September 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
          The Company considers all loans subject to the provisions of SFAS Nos.114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.
          Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2006, the Company had nonaccrual loans totaling $78,000 as compared to $225,000 at December 31, 2005.

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
          Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2006, the Company had no loans that have had the terms modified in a troubled debt restructuring.
          The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
          Impaired loans and related allowance for loan loss amounts at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006		December 31, 2005
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$78	17	—	—
Impaired loans with no allowance for loan loss	—	—	—	—

	$78	17	$—	—

          The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral. The following schedule details selected information as to non-performing loans of the Company at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$385	15	1,627	190
Installment loans	738	26	308	35
Commercial	126	37	80	—

	$1,249	78	2,015	225

Renegotiated loans	$—	—	—	—

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,Continued
          Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2006 totaled $1,327,000 a decrease from $2,240,000 at December 31, 2005. During the quarter ended September 30, 2006, non-performing loans decreased $2,511,000 from $3,838,000 at June 30, 2006. The decrease in non-performing loans during the nine months ended September 30, 2006 of $913,000 is due primarily to a decrease in non-performing real estate loans of $1,417,000, offset by an increase in non-performing installment loans of $421,000, and an increase in non-performing commercial loans of $83,000. No material losses on these loans are anticipated by management.
          The following table presents total internally graded loans as of September 30, 2006 and December 31, 2005:

		September 30,
		2006
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,475	2,041	38	396
Real estate mortgage	5,494	3,973	1,374	147
Real estate construction	—	—	—	—
Consumer	2,162	1,758	136	268

	$10,131	7,772	1,548	811

		December 31,
		2005
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$711	568	143	—
Real estate mortgage	6,921	3,968	2,562	391
Real estate construction	—	—	—	—
Consumer	1,119	758	330	31

	$8,751	5,294	3,035	422

          The collateral values securing internally graded loans, based on estimates received by management, total approximately $11,305,000 ($6,979,000 related to real property, $3,043,000 related to commercial loans, and $1,283,000 related to personal and other loans). The internally classified loans have increased $1,380,000, or 15.8%, from $8,751,000 at December 31, 2005. The increase in the internally classified loans is concentrated in loans that were downgraded during the nine months ended September 30, 2006. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     Residential real estate loans that are internally classified totaling $5,494,000 and $6,921,000 at September 30, 2006 and December 31, 2005, respectively, consist of 78 and 88 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$3,144	32.3%	$2,802	31.0%
Real estate construction	320	6.7	253	7.2
Real estate mortgage	4,776	51.6	4,162	51.2
Installment	2,021	9.4	1,866	10.6

	$10,261	100.0%	$9,083	100.0%

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
          Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2006, the Company’s liquid assets totaled $99,484,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk, and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2006, securities totaling approximately $39.1 million mature or will be subject to rate adjustments within the next twelve months.
          A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2006, loans totaling approximately $383.2 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
          As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $181.8 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Off Balance Sheet Arrangements
          At September 30, 2006, we had unfunded loan commitments outstanding of $146.9 million and outstanding standby letters of credit of $20.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
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
Capital Position and Dividends
          At September 30, 2006, total stockholders’ equity was $104,097,000, or 9.1%, of total assets, which compares with $95,110,000, or 9.0%, of total assets at December 31, 2005. The dollar increase in stockholders’ equity during the nine months ended September 30, 2006 results from the Company’s net income of $8,880,000, proceeds from the issuance of common stock related to exercise of stock options of $136,000, the net effect of a $307,000 unrealized gain on investment securities net of applicable income taxes, cash dividends declared of $4,525,000 of which $4,150,000 was reinvested under the Company’s dividend reinvestment plan and $39,000 related to stock option compensation
          In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of September 30, 2006, the Bank has outstanding options granted to key employees totaling 77,456 shares of common stock. At September 30, 2006, options to purchase 29,514 shares were exercisable.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends, Continued
          In December 2004, the Financial Accounting Standard Board (“FASB”) reissued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) related to share based payments. For the Company, SFAS 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Wilson Bank Holding Company does not expect the impact to be material to the financial condition or results of operation. For the three and nine months ended, September 30, 2006, the Company recorded $13,000 and $39,000 in compensation expense related to stock options.
          SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) as amended by SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As was permitted prior to 2006, management has elected to continue accounting for the Stock Option Plan under APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost was recognized for the Stock Option Plan during 2005. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2005, would have been reduced to the proforma amounts indicated below. Proforma earnings for the three and nine months ended September 30, 2006 were not reflected due to SFAS No. 123(R) being effective for the entire period.

	Three Months Ended,	Nine Months Ended,
(In Thousands)	September 30, 2005	September 30, 2005
Net Earnings:
As Reported	$3,004	$8,185
Proforma	2,995	8,158

Basic Earnings per common share:
As Reported	$.60	$1.71
Proforma	.60	1.71

Diluted Earnings per common share:
As Reported	$.60	$1.71
Proforma	.60	1.71

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends, Continued
          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of September 30, 2006 and December 31, 2005.

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands		(Dollars in Thousands)
September 30, 2006
Actual:
Total Capital	$104,097	11.96%	$103,977	12.54%
Tier 1 Capital	101,057	10.85	100,937	11.35
Leverage	101,057	9.27	100,937	9.26

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2005
Actual:
Total Capital	$101,460	12.80%	$101,521	12.77%
Tier 1 Capital	92,377	11.66	92,117	11.65
Leverage	92,377	9.13	92,117	9.10

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
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
          There have been no material changes in reported market risks during the nine months ended September 30, 2006.
Item 4. Controls and Procedures
          The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated. The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.
          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended September 30, 2006.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not Applicable.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 9, 2006	/s/ Randall Clemons Randall Clemons
President and Chief Executive Officer

DATE: November 9, 2006	/s/ Lisa Pominski Lisa Pominski
Senior Vice President & Chief Financial Officer