Form 10-K
period 2006-12-31
WILSON BANK HOLDING CO
filed 2007-03-16
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-20402
WILSON BANK HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Tennessee	62-1497076

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

623 West Main Street
Lebanon, Tennessee	37087

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $160,971,534. For purposes of this calculation, “affiliates” are considered to be the directors of the registrant. The market value calculation was determined using $36.50 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Shares of common stock, $2.00 par value per share, outstanding on March 15, 2007 were 5,177,390.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into Items 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 10, 2007 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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
All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2006, had ten full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, two full service banking offices in eastern Davidson County, one banking facility and three full service banking offices located in Rutherford County, two full service banking offices in DeKalb County, Tennessee and two full service banking facilities in Smith County, Tennessee.
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
The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 151 Heritage Park Drive, Suite 102, in Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad St, Murfreesboro, Tennessee, 3110 Memorial Blvd, Murfreesboro, Tennessee, 210 Commerce Drive, Smyrna, Tennessee, 576 West Broad Street, Smithville, Tennessee, 306 Brush Creek Road, Alexandria, Tennessee,1300 Main Street North, Carthage, Tennessee, and 7 New Middleton Highway, Gordonsville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County and Smith County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries
The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2006, the Company reported net earnings of approximately $10.6 million and had total assets of approximately $1.2 billion.
Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 filed as Exhibit 13 to this Form 10-K (the “2006 Annual Report”), are incorporated herein by reference.
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
Employment
As of March 14, 2007, the Company and its subsidiary collectively employed 353 full-time equivalent employees. Additional personnel will be hired as needed to meet future growth.
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
Statistical Information Required by Guide 3
The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2006 Annual Report. Certain information not contained in the Company’s 2006 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
I.	Distribution of Assets, Liabilities and Stockholders’ Equity;

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

In this Schedule, “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the prior year. Changes in interest income and expense not due solely to volume or rate changes have been allocated to the “change due to volume” and “change due to rate” in proportion to the relationship of the absolute dollar amounts of the change in each category.

Non-accrual loans have been included in the loan category. Loan fees of $2,359,000, $2,197,000 and $1,815,000 for 2006, 2005 and 2004, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$845,311	7.40%	62,567	747,922	6.72%	50,283	6,912	5,372	12,284

Investment securities — taxable	138,724	3.83	5,312	134,539	3.31	4,447	143	722	865

Investment securities - tax exempt	15,986	3.96	633	15,596	3.99	623	15	(5)	10

Taxable equivalent adjustment	—	2.04	326	—	2.06	321	8	(3)	5

Total tax-exempt investment securities	15,986	6.00	959	15,596	6.05	944	23	(8)	15

Total investment securities	154,710	4.05	6,271	150,135	3.59	5,391	169	711	880

Loans held for sale	4,554	4.41	201	4,122	4.25	175	19	7	26

Federal funds sold	36,973	4.91	1,814	24,363	2.76	673	455	686	1,141

Restricted equity securities	2,838	5.74	163	2,632	4.44	117	10	36	46

Total earning assets	1,044,386	6.80	71,016	929,174	6.10	56,639	7,467	6,910	14,377

Cash and due from banks	29,693			25,126

Allowance for possible loan losses	(9,597)			(9,566)

Bank premises and equipment	26,931			21,987

Other assets	21,649			16,598

Total assets	$1,113,062			983,319

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$84,484	1.49%	1,262	72,453	.89%	650	121	491	612
Money market demand accounts	209,011	2.38	4,980	190,867	1.65	3,142	325	1,513	1,838
Individual retirement accounts	48,764	4.32	2,104	44,725	3.48	1,555	150	399	549
Other savings deposits	37,561	2.59	975	40,524	1.94	787	(60)	248	188
Certificates of deposit $100,000 and over	207,155	4.38	9,071	174,628	3.81	6,659	1,338	1,074	2,412
Certificates of deposit under $100,000	290,021	4.48	12,980	246,872	3.45	8,527	1,644	2,809	4,453

Total interest-bearing deposits	876,996	3.58	31,372	770,069	2.77	21,320	3,518	6,534	10,052

Securities sold under repurchase agreements	8,460	4.18	354	6,622	2.70	179	59	116	175
Federal funds purchased	—	—	—	1,023	2.05	21	(10)	(11)	(21)
Advances from Federal Home Loan Bank	14,718	4.43	652	14,500	4.34	630	9	13	22

Total interest-bearing liabilities	900,174	3.60	32,378	792,214	2.80	22,150	3,576	6,652	10,228

Demand deposits	105,176			98,486

Other liabilities	7,048			5,284

Stockholders’ equity	100,664			87,335

Total liabilities and stockholders’ equity	$1,113,062			983,319

Net interest income			38,638			34,489

Net yield on earning assets		3.70%			3.71%

Net interest spread		3.20%			3.30%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006

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

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$72,453	.89%	650	62,723	.36%	223	40	387	427
Money market demand accounts	190,867	1.65	3,142	195,769	1.17	2,290	(59)	911	852
Individual retirement accounts	44,725	3.48	1,555	40,847	3.03	1,238	124	193	317
Other savings deposits	40,524	1.94	787	43,249	1.36	590	(39)	236	197
Certificates of deposit $100,000 and over	174,628	3.81	6,659	137,872	3.11	4,284	1,288	1,087	2,375
Certificates of deposit under $100,000	246,872	3.45	8,527	221,990	3.02	6,693	807	1,027	1,834

Total interest-bearing deposits	770,069	2.77	21,320	702,450	2.18	15,318	1,575	4,428	6,002

Securities sold under repurchase agreements	6,622	2.70	179	9,254	1.75	162	(55)	72	17
Federal funds purchased	1,023	2.05	21	1,157	1.82	21	(2)	2	—
Advances from Federal Home Loan Bank	14,500	4.34	630	5,343	4.68	250	399	(19)	380

Total interest-bearing liabilities	792,214	2.80	22,150	718,204	2.19	15,751	1,728	4,671	6,399

Demand deposits	98,486			83,448

Other liabilities	5,284			11,217

Stockholders’ equity	87,335			66,966

Total liabilities and stockholders’ equity	$983,319			879,835

Net interest income			34,489			32,617

Net yield on earning assets		3.71%			3.90%

Net interest spread		3.30%			3.60%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
II.	Investment Portfolio:
A.	Securities at December 31, 2006 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$14,270	116	71	14,315
Mortgage-backed securities	61	—	—	61

	$14,331	116	71	14,376

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$168,236	12	2,345	165,903
Obligations of states and political subdivisions	1,929	3	8	1,924
Mortgage-backed securities	1,664	11	3	1,672

	$171,829	26	2,356	169,499

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
II.	Investment Portfolio, Continued:
A.	Continued:

Investment securities at December 31, 2005 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$14,241	202	69	14,374
Mortgage-backed securities	133	—	—	133

	$14,374	202	69	14,507

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$138,056	—	3,349	134,707
Obligations of states and political subdivisions	1,340	23	4	1,359
Mortgage-backed securities	3,426	1	29	3,398

	$142,822	24	3,382	139,464

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
II.	Investment Portfolio, Continued:
A.	Continued:

Securities at December 31, 2004 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$14,202	512	9	14,705
Mortgage-backed securities	235	—	—	235

	$14,437	512	9	14,940

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$109,945	24	1,586	108,383
Obligations of states and political subdivisions	1,035	61	—	1,096
Mortgage-backed securities	9,208	5	57	9,156

	$120,188	90	1,643	118,635

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
II.	Investment Portfolio, Continued:
B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage backed securities) of the Company at December 31, 2006:

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U.S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$30	30	3.98%
One to five years	—	—	—
Five to ten years	19	19	6.71
More than ten years	12	12	7.33

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	61	61	5.50

Obligations of states and political subdivisions*:
Less than one year	1,082	1,084	4.66
One to five years	7,035	7,068	4.16
Five to ten years	5,159	5,159	4.19
More than ten years	994	1,004	5.07

Total obligations of states and political subdivisions	14,270	14,315	4.27

Total held-to-maturity securities	$14,331	14,376	4.28%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
II.	Investment Portfolio, Continued:
B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$47,382	46,856	3.41%
One to five years	72,399	70,885	4.03
Five to ten years	42,566	42,343	5.87
More than ten years	7,553	7,491	6.01

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	169,900	167,575	4.40

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to five years	405	400	3.00
Five to ten years	—	—	—
More than ten years	1,524	1,524	3.98

Total obligations of states and political subdivisions	1,929	1,924	3.77

Total available-for-sale securities	$171,829	169,499	4.40%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
III.	Loan Portfolio:
A.	Loan Types

The following schedule details the loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002:

	In Thousands
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$301,589	251,494	217,372	174,235	192,945
Real estate — construction	67,162	58,672	49,085	39,508	30,794
Real estate — mortgage	439,164	414,543	384,062	314,168	267,145
Installment	82,964	86,079	73,482	64,880	59,721

Total loans	890,879	810,788	724,001	592,791	550,605

Less unearned interest	—	—	—	—	(4)

Total loans, net of unearned interest	890,879	810,788	724,001	592,791	550,601

Less allowance for possible loan losses	(10,209)	(9,083)	(9,370)	(8,077)	(6,943)

Net loans	$880,670	801,705	714,631	584,714	543,658

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2006:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:

Commercial, financial and agricultural	$193,579	77,359	30,651	301,589

Real estate — construction	55,926	11,236	—	67,162

	$249,505	88,595	30,651	368,751

Interest-Rate Sensitivity:

Fixed interest rates	$189,608	67,467	1,323	258,398

Floating or adjustable interest rates	59,897	21,128	29,328	110,353

Total commercial, financial and agricultural loans plus real estate - construction loans	$249,505	88,595	30,651	368,751

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
III. Loan Portfolio, Continued:
     C. Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002:

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002
Non-accrual loans:
Commercial, financial and agricultural	$817	—	7	17	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	387	190	526	270	327
Installment	156	35	91	175	156
Lease financing receivable	—	—	—	—	—

Total non-accrual	$1,360	225	624	462	483

Loans 90 days past due:
Commercial, financial and agricultural	$739	80	197	170	22
Real estate — construction	44	42	—	8	—
Real estate — mortgage	2,604	1,585	1,698	872	318
Installment	556	308	638	716	407
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$3,943	2,015	2,533	1,766	747

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate – mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current – considered uncollectible	$—	—	—	—	—

Total non-performing loans	$5,303	2,240	3,157	2,228	1,230

Total loans, net of unearned interest	$890,879	810,788	724,001	592,791	550,601

Percent of total loans outstanding, net of unearned interest	.59%	0.28	0.44	0.38	0.22

Other real estate	$555	277	580	417	818

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
III. Loan Portfolio, Continued:
C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $1,360,000 at December 31, 2006, $225,000 at December 31, 2005, $624,000 at December 31, 2004, $462,000 at December 31, 2003 and $483,000 at December 31, 2002. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2006 if the loans had been current totaled $11,000 compared to $13,000 in 2005, $13,000 in 2004, $8,000 in 2003 and $12,000 in 2002. The amount of interest and fee income recognized on total loans during 2006 totaled $62,567,000 as compared to $50,283,000 in 2005, $42,796,000 in 2004, $39,368,000 in 2003 and $39,788,000 in 2002.

At December 31, 2006, loans, which include the above, totaling $12,283,000 were included in the Company’s internal classified loan list. Of these loans $7,767,000 are real estate and $4,516,000 are various other types of loans. The values collateralizing these loans is estimated by management to be approximately $12,365,000 ($7,966,000 related to real property securing real estate loans and $4,399,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2006, there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2006 and 2005, other real estate totaled $555,000 and $277,000, respectively.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
III. Loan Portfolio, Continued:
C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2006 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2006, 2005, 2004, 2003 and 2002 and the years then ended.

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of period	$9,083	9,370	8,077	6,943	5,489

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(861)	(359)	(229)	(15)	(160)
Real estate construction	(7)	—	(7)	—	(8)
Real estate – mortgage	(327)	(133)	(632)	(145)	(218)
Installment	(1,822)	(1,124)	(1,430)	(806)	(713)
Lease financing	—	—	—	—	—

	(3,017)	(1,616)	(2,298)	(966)	(1,099)

Recoveries:
Commercial, financial and agricultural	17	4	53	13	2
Real estate construction	21	—	—	—	—
Real estate – mortgage	13	3	5	8	1
Installment	286	186	260	175	206
Lease financing	—	—	—	—	—

	337	193	318	196	209

Net loan charge-offs	(2,680)	(1,423)	(1,980)	(770)	(890)

Provision for loan losses charged to expense	3,806	1,136	3,273	1,904	2,344

Allowance for loan losses at end of period	$10,209	9,083	9,370	8,077	6,943

Total loans, net of unearned interest, at end of year	$890,879	810,788	724,001	592,791	550,601

Average total loans out- standing, net of unearned interest, during year	$845,311	747,922	656,973	568,227	521,799

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during year	0.32%	0.19	0.30	0.14	0.17

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.15%	1.12	1.29	1.36	1.26

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
IV.	Summary of Loan Loss Experience, Continued:

The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

Management conducts a continuous review of all loans that are delinquent, previously charged down or which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors of the Company periodically reviews the adequacy of the allowance for loan losses.

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,573	33.9%	$2,802	31.0%
Real estate construction	392	7.5	253	7.2
Real estate mortgage	5,288	49.3	4,162	51.2
Installment	1,956	9.3	1,866	10.6

	$10,209	100.0%	$9,083	100.0%

	December 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$4,754	30.0%	$2,099	29.4%
Real estate construction	114	6.8	340	6.7
Real estate mortgage	2,800	53.0	4,660	53.0
Installment	1,702	10.2	978	10.9

	$9,370	100.0%	$8,077	100.0%

	December 31, 2002
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$828	35.0%
Real estate construction	302	5.6
Real estate mortgage	4,723	48.5
Installment	1,090	10.9

	$6,943	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
V.	Deposits:

The average amounts and average interest rates for deposits for 2006, 2005 and 2004 are detailed in the following schedule:

	2006		2005		2004
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$105,176	—%	98,486	—%	83,448	—%
Negotiable order of withdrawal accounts	84,484	1.49%	72,453	.89%	62,723	.36%
Money market demand accounts	209,011	2.38%	190,867	1.65%	195,769	1.17%
Individual retirement accounts	48,764	4.32%	44,725	3.48%	40,847	3.03%
Other savings	37,561	2.59%	40,524	1.94%	43,249	1.36%
Certificates of deposit $100,000 and over	207,155	4.38%	174,628	3.81%	137,872	3.11%
Certificates of deposit under $100,000	290,021	4.48%	246,872	3.45%	221,990	3.02%

	$982,172	3.19%	868,555	2.45%	785,898	1.95%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2006:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$46,382	540	46,922

Three to six months	54,619	1,906	56,525

Six to twelve months	98,428	6,569	104,997

More than twelve months	38,643	5,607	44,250

	$238,072	14,622	252,694

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Return on assets (1)	.95%	1.12%	1.04%
(Net income divided by average total assets)

Return on equity	10.51%	12.59%	13.61%
(Net income divided by average equity)

Dividend payout ratio	43.26%	37.44%	36.23%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	9.04%	8.88%	7.61%
(Average equity divided by average total assets)

Leverage capital ratio	9.32%	9.13%	8.71%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)

The minimum leverage capital ratio required by the regulatory agencies is 4%.

(1)	Includes minority interest earnings of consolidated subsidiaries in 2005 and 2004.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2006 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities and goodwill	$102,801

Total capital:
Allowable allowance for possible loan losses (limited to 1.25% of risk-weighted assets)	10,209

Total capital	$113,010

Risk-weighted assets	$952,088

Risk-based capital ratios:
Tier I capital ratio	10.80%

Total risk-based capital ratio	11.87%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2006, the Company and Wilson Bank & Trust were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2006:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$890,879	172,135	42,552	90,346	140,180	445,666
Securities	183,830	2,766	5,866	6,040	33,296	135,862
Loans held for sale	7,065	7,065	—	—	—	—
Federal funds sold	60,070	60,070	—	—	—	—
Restricted equity securities	2,940	2,940	—	—	—	—

Total earning assets	1,144,784	244,976	48,418	96,386	173,476	581,528

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	92,151	92,151	—	—	—	—
Money market demand accounts	215,383	215,383	—	—	—	—
Individual retirement accounts	52,195	5,223	5,222	7,029	19,225	15,496
Other savings	35,347	35,347	—	—	—	—
Certificates of deposit, $100,000 and over	238,072	3,663	42,219	55,119	98,428	38,643
Certificates of deposit, under $100,000	334,761	4,712	65,056	61,551	156,720	46,722
Securities sold under repurchase agreements	13,394	13,394	—	—	—	—
Advances from Federal Home Loan Bank	17,092		—	—	—	17,092

	998,395	369,873	112,497	123,699	274,373	117,953

Interest-sensitivity gap	$146,389	(124,897)	(64,079)	(27,313)	(100,897)	463,575

Cumulative gap		(124,897)	(188,976)	(216,289)	(317,186)	146,389

Interest-sensitivity gap as % of total assets		(10.15)	(5.21)	(2.22)	(8.20)	37.68

Cumulative gap as % of total assets		(10.15)	(15.36)	(17.58)	(25.78)	11.90

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties
The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has eighteen branch locations located at the following locations: 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 151 Heritage Park Drive, Suite 102 in Murfreesboro, Tennessee; 31110 Memorial Blvd in Murfreesboro, Tennessee, 210 Commerce Drive in Smyrna, Tennessee, 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad in Murfreesboro, Tennessee, 576 West Broad Street in Smithville, Tennessee, 306 Brush Creek Road in Alexandria, Tennessee, 1300 Main Street North in Carthage, Tennessee, and 7 New Middleton Highway in Gordonsville, TN.
The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet and the Heritage Park Drive branch contains less than 1,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mount Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space. The NorthWest Broad Street facility contains approximately 2800 square feet. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. Also, the Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its Heritage Park Drive facility in Murfreesboro and its North West Broad facility in Murfreesboro, which are leased. The Bank also leases space at 30 locations within Wilson County, DeKalb County, Rutherford, Davidson, and Smith County where it maintains and operates automatic teller machines.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders in the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Wilson Bank Holding Company Common Stock Market Information” on page 93 of the Company’s 2006 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2006.
Item 6. Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 22 of the Company’s 2006 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 23 through 38 of the Company’s 2006 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 34 through 35 of the Company’s 2006 Annual Report and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 41 through 92 and on pages 39 through 40, respectively, of the Company’s 2006 Annual Report and are incorporated herein by reference.
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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is contained on pages 39 through 40 of Wilson Bank Holding Company’s 2006 Annual Report and is incorporated herein by reference.
Changes in Internal Controls
No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials filed in connection with the Company’s 2007 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:
James Randall Clemons (54) — Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.
Ken Dill (61) — Mr. Dill joined the Bank in 1997. Prior to that time he was employed by Farm Credit Services, Lebanon, TN for 20 years. Currently, Mr. Dill serves as Senior Vice President of lending of the Bank. His primary duties include overseeing the lending function of the bank including SBA and commercial lending and supervision of the Rutherford County offices.
Elmer Richerson (54) — Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.
Larry Squires (55) — Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank’s investment and brokerage center.
Gary Whitaker (49) — Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.
Lisa Pominski (42) — Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst.

Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.
John Goodman (40) — Mr. Goodman joined the Bank in November of 2002 as Senior Vice President-Western Division. From 1998 to 2002 he was First Vice President of Commercial Lending for NBC Bank, Nashville, TN. His primary duties include the development of commercial lending and the supervision of the branch offices in the western portion of Wilson County and the eastern portion of Davidson County.
John McDearman (38) – Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. Currently he serves as Senior Vice President-Central Division of the Bank, a position he has held since November of 2002. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio.
Christy Norton (40) — Mrs. Norton joined the Bank in February of 1989. Prior to that time she was employed by First Tennessee Bank, Lebanon, TN. She has held several positions for the Bank in Retail and Branch Administration and is currently a Senior Vice President, a position she has held since November of 2002. Her primary duties include bank operations and supervision of the Bank’s training department.
Paula Evans (38) — Mrs. Evans joined the Bank in October of 1999. Prior to that time she was compliance officer at Sun Trust, Nashville, TN. Her primary duties include the supervision of the Regulatory Department, including compliance, loan review and internal audit.
Barry Buckley (54) — Mr. Buckley joined the Bank in June of 2006 as Senior Vice President-Eastern Division. Prior to joining the Bank in 2006, he was a Regional Executive for Rutherford Bank & Trust, an office of Greene County Bank, Murfreesboro, Tennessee. His primary duties include the supervision of the branch offices in Trousdale, Dekalb, and Smith counties.
Ralph Mallicoat- (51) — Mr. Mallicoat joined the Bank in July of 2006 as Senior Vice President. Prior to joining the Bank in 2006, he was President and CEO of Liberty State Bank, Lebanon, Tennessee. Hs primary duties include development of the lending function and overseeing SBA loans.
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
The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “ Item-1 Election of Directors – Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2007 Annual Meeting of Shareholders.
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors – Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2007 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials filed in connection with the 2007 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2007 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2006 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003:

Number of Shares to
	be Issued upon	Weighted Average	Number of Shares Remaining Available
	Exercise of	Exercise Price of	for Future Issuance Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans (Excluding Shares
Plan Category	or Warrants	or Warrants	Reflected in First Column)
Equity compensation plans approved by shareholders	72,975	$20.46	95,860

Equity compensation plans not approved by shareholders	—	—	—

Total	72,975	$20.46	95,860

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2007 Annual Meeting of Shareholders.
Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Director Independence” in the Company’s definitive proxy materials filed in connection with the 2007 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Information” in the Company’s definitive proxy materials filed in connection with the 2007 Annual Meeting of Shareholders.
Item 15. Exhibits, Financial Statement Schedules
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

Date: March 16, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons	President, Chief Executive Officer and Director(Principal Executive Officer)	March 16, 2007

J. Randall Clemons

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Elmer Richerson Elmer Richerson	Executive Vice President & Director	March 16, 2007

/s/ Charles Bell Charles Bell	Director	March 16, 2007

/s/ Jack W. Bell Jack W. Bell	Director	March 16, 2007

/s/ Mackey Bentley Mackey Bentley	Director	March 16, 2007

/s/ James F. Comer James F. Comer	Director	March 16, 2007

Jerry L. Franklin	Director

/s/ John B. Freeman John B. Freeman	Director	March 16, 2007

Signature	Title	Date

/s/ Marshall Griffith Marshall Griffith	Director	March 16, 2007

/s/ Harold R. Patton Harold R. Patton	Director	March 16, 2007

/s/ James Anthony Patton James Anthony Patton	Director	March 16, 2007

/s/ John R. Trice John R. Trice	Director	March 16, 2007

/s/ Robert T. VanHooser, Jr. Robert T. VanHooser, Jr.	Director	March 16, 2007

INDEX TO EXHIBITS
2.1	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and DeKalb Community Bank. (Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).
2.2	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and Community Bank of Smith County. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-122534)).
3.1	Charter of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).
3.2	Bylaws of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).
4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).
10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442)).*
10.2	Executive Salary Continuation Agreement by and between the Company and J. Randall Clemons dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*
10.3	Executive Salary Continuation Agreement by and between the Company and Elmer Richerson dated as of March 30, 1995 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*
10.4	Executive Salary Continuation Agreement by and between the Company and Gary D. Whitaker dated as of March 1, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*
10.5	Executive Salary Continuation Agreement by and between the Company and Larry Squires dated September 16, 1996 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.6	Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.7	Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.8	Director and Named Executive Officer Compensation Summary.*
13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2006 incorporated by reference into items 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or contract