Form 10-Q
period 2007-03-31
WILSON BANK HOLDING CO
filed 2007-05-10
CIK 885275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Common stock outstanding: 5,178,284 shares at May 9, 2007

Part 1: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

Consolidated Balance Sheets — March 31, 2007 and December 31, 2006

Consolidated Statements of Earnings — For the three months ended March 31, 2007 and 2006

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows — For the three months ended March 31, 2007 and 2006

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
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31	December 31,
	2007	2006
	(Unaudited)
	Dollars in Thousands
	Except Per Share Amounts)
Assets
Loans	$908,924	$890,879
Less: Allowance for possible loan losses	(10,339)	(10,209)

Net loans	898,585	880,670

Securities:
Held to maturity, at cost (market value $13,633 and $14,376, respectively)	13,617	14,331
Available-for-sale, at market (amortized cost $200,938 and $171,829, respectively)	198,971	169,499

Total securities	212,588	183,830

Loans held for sale	5,406	7,065
Restricted equity securities	2,940	2,940
Federal funds sold	123,980	60,070

Total earning assets	1,243,499	1,134,575

Cash and due from banks	13,993	43,334
Bank premises and equipment, net	28,867	28,705
Accrued interest receivable	9,096	8,019
Deferred income tax asset	3,084	3,211
Other real estate	695	555
Goodwill	4,805	4,805
Other intangible assets, net	1,993	2,092
Other assets	4,890	4,989

Total assets	$1,310,922	$1,230,285

Liabilities and Shareholders’ Equity
Deposits	$1,168,399	$1,086,729
Securities sold under repurchase agreements	7,659	13,394
Federal Home Loan Bank advances	16,670	17,092
Accrued interest and other liabilities	9,420	6,902

Total liabilities	1,202,148	1,124,117

Shareholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 5,177,671 and 5,122,340 shares, respectively	10,355	10,244
Additional paid-in capital	37,659	35,624
Retained earnings	61,974	61,738
Net unrealized losses on available-for-sale securities, net of income taxes of $753 and $892, respectively	(1,214)	(1,438)

Total shareholders’ equity	108,774	106,168

Total liabilities and shareholders’ equity	$1,310,922	$1,230,285

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(Dollars In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$17,327	$14,713
Interest and dividends on securities:
Taxable securities	1,982	1,222
Exempt from Federal income taxes	152	154
Interest on loans held for sale	67	36
Interest on Federal funds sold	1,076	319

Total interest income	20,604	16,444

Interest expense:
Interest on negotiable order of withdrawal accounts	357	307
Interest on money market and savings accounts	1,753	1,320
Interest on certificates of deposit	8,264	4,906
Interest on securities sold under repurchase agreements	87	72
Interest on Federal Home Loan Bank advances	194	141

Total interest expense	10,655	6,746

Net interest income before provision for possible loan losses	9,949	9,698
Provision for possible loan losses	762	432

Net interest income after provision for possible loan losses	9,187	9,266

Non-interest income:
Service charges on deposit accounts	1,498	1,276
Other fees and commissions	747	682
Gain on sale of loans	433	419
Gain on sale of other assets	—	4
Gain on sale of other real estate	—	—
Other income	—	1

Total non-interest income	2,678	2,382

Non-interest expense:
Salaries and employee benefits	4,683	4,161
Occupancy expenses, net	461	568
Furniture and equipment expense	371	308
Data processing expense	205	223
Directors’ fees	225	214
Other operating expenses	1,757	1,425
Loss on sale of other assets	44	—
Loss on sale of other real estate	16	14
Securities losses	—	126

Total non-interest expense	7,762	7,039

Earnings before income taxes	4,103	4,609
Income taxes	1,567	1,767

Net earnings	$2,536	$2,842

Weighted average number of shares outstanding-basic	5,159,031	5,036,301

Weighted average number of shares outstanding-diluted	5,188,611	5,071,809

Basic earnings per common share	$.49	$.56

Diluted earnings per common share	$.49	$.56

Dividends per share	$.45	$.45

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	( Thousands)
Net earnings	$2,536	$2,842

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $139 and $54, respectively	224	(87)
Reclassification adjustment for net losses included in net earnings, net of taxes of $48	—	78

Other comprehensive earnings (losses)	224	(9)

Comprehensive earnings	$2,760	$2,833

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$19,508	$16,144
Fees and commissions received	2,245	1,959
Proceeds from sale of loans held for sale	22,741	9,867
Origination of loans held for sale	(20,649)	(12,057)
Interest paid	(6,899)	(5,869)
Cash paid to suppliers and employees	(8,871)	(5,515)
Income taxes paid	(1,127)	(421)

Net cash provided by operating activities	6,948	4,108

Cash flows from investing activities:
Purchase of held-to-maturity securities	(402)	—
Purchase of available-for-sale securities	(37,531)	(10,409)
Proceeds from sale of available for sale securities	—	10,303
Proceeds from maturities, calls and principal payments of available for sale securities	8,438	1,515
Proceeds from sale of other real estate	46	143
Proceeds from maturities, calls and principal payments of held-to-maturity securities	1,119	50
Loans made to customers, net of repayments	(18,983)	(20,885)
Purchase of premises and equipment	(575)	(2,203)
Proceeds from sale of other assets	155	41

Net cash used in investing activities	(47,733)	(21,445)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	29,097	21,275
Net increase in time deposits	52,573	31,583
Decrease in securities sold under repurchase agreements	(5,735)	(1,427)
Repayment of Federal Home Loan Bank advances	(422)	(428)
Dividends paid	(2,305)	(2,248)
Proceeds from sale of common stock pursuant to dividend reinvestment plan	2,113	2,063
Proceeds from sale of common stock pursuant to exercise of stock option	33	67

Net cash provided by financing activities	75,354	50,885

Net increase in cash and cash equivalents	34,569	33,548

Cash and cash equivalents at beginning of period	103,404	46,451

Cash and cash equivalents at end of period	$137,973	$79,999

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,536	$2,842
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	493	485
Stock option compensation	5	13
Provision for loan losses	762	432
Loss on sale of other real estate	16	14
Securities losses	—	126
Loss (gain) on sale of other assets	44	(4)
Decrease (increase) in loans held for sale	1,659	(2,609)
Increase in deferred tax assets	(12)	(6)
Increase in taxes payable	—	1,352
Decrease in other assets, net	4	414
Increase (decrease) in other liabilities	(1,238)	462
Increase in interest receivable	(1,077)	(290)
Increase in interest payable	3,756	877

Total adjustments	$4,412	$1,266

Net cash provided by operating activities	$6,948	$4,108

Supplemental schedule of non-cash activities:

Unrealized gain (loss) in value of securities available-for- sale, net of income taxes of $139 and $6 for the quarters ended March 31, 2007 and 2006, respectively	$224	$(9)

Non-cash transfers from loans to other real estate	$202	$590

Non-cash transfers from loans to other assets	$104	$82

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
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, comprehensive earnings for the three months ended March 31, 2007 and 2006 and changes in cash flows for the three months ended March 31, 2007 and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2006 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
Balance, January 1, 2007 and 2006, respectively	$10,209	$9,083
Add (deduct):
Losses charged to allowance	(708)	(297)
Recoveries credited to allowance	76	95
Provision for loan losses	762	432

Balance, March 31, 2007 and 2006, respectively	$10,339	$9,313

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
Results of Operations
     Net earnings decreased 10.8% to $2,536,000 for the three months ended March 31, 2007 from $2,842,000 in the first quarter of 2006. The decrease in net earnings was primarily due to a 10.3% increase in non-interest expense, offset by a 2.6% increase in the net interest income. Net earnings for the three months ended March 31, 2007 compared to March 31, 2006 were also negatively impacted by the increase in provision for possible loan losses of $330,000, or 76.4%. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the quarter ended March 31, 2007 was 3.14% as compared to 3.27% for the first quarter of 2006, reflecting the competitive pricing pressures for loans and deposits experienced by the Company in its market areas, the increase in the provision for loan losses described below, the outpacing of loan growth by deposit growth, a shift in deposit mix to higher costing time deposits and the growth in investment securities, which carry lower yields than loans.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, increased 4,160,000, or 25.3%, to $20,604,000 during the three months ended March 31, 2007 as compared to the first quarter of 2006. The increase in 2007 when compared to 2006 was primarily attributable to the growth of loans and the increased growth in investments and fed funds sold caused by a high volume of growth in deposits. The ratio of average earning assets to total average assets was 93.6% for the quarters ended March 31, 2007 and March 31, 2006.
     Interest expense increased $3,909,000 to $10,655,000 for the three months ended March 31, 2007 compared to the same period in 2006. The increase for the quarter ended March 31, 2007 was due primarily to an increase in the volume of deposits due to branch expansion in 2006 as well as increased competition on deposit pricing in our market area and a shift in deposits to higher costing time deposits.
     The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $251,000, or 2.6%, for the first three months of 2007 as compared to the first quarter of 2006.
Provision for Possible Loan Losses
     The provision for possible loan losses was $762,000 and $432,000, respectively, for the first three months of 2007 and 2006, respectively. The increase in the provision was primarily related to increased charge-offs resulting from the Company’s discovering during the second half of 2006, that a former branch officer had engaged in what appeared to be inappropriate banking procedures when documenting loans and releasing the underlying collateral. The Bank continues to review the former officer’s portfolio for any undetermined losses. This review could result in additional charge-offs and a related increase in the loan loss provision during 2007. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for identifying and monitoring its loan portfolio. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $10,339,000, an increase of 1.3% from $10,209,000 at December 31, 2006. The allowance for possible loan losses was 1.1% of total loans outstanding at both March 31, 2007 and December 31, 2006.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Provision for Possible Loan Losses, Continued
The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company’s loan review officers, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2007 to be adequate.
Non-Interest Income
     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, and gain on sale of loans. Total non-interest income for the three months ended March 31, 2007 increased to $2,678,000 from $2,382,000 for the same period in 2006. Other fees and commissions increased $65,000, or 9.5%, to $747,000 relating to an increase in brokerage fees and service charge on deposit accounts increased $222,000, or 17.4%, to $1,498,000.
Non-Interest Expenses
     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, loss on sale of other assets, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $723,000, or 10.3%, during the first three months of 2007 compared to the same period in 2006. The increase in non-interest expenses are attributable primarily to an increase in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased from 322 at March 31, 2006 to 365 at March 31, 2007. Other operating expenses for the three months ended March 31, 2007 increased to $1,757,000 from $1,425,000 for the three months ended March 31, 2006.
Income Taxes
     The Company’s income tax expense was $1,567,000 for the three months ended March 31, 2007, a decrease of $200,000 over the comparable period in 2006. The percentage of income tax expense to net income before taxes was 38.2% and 38.3% for the periods ended March 31, 2007 and 2006, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.
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
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands
	except per share data)
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$2,536	$2,842

Denominator – Weighted average number of common shares outstanding	5,159,031	5,036,301

Basic earnings per common share	$.49	$.56

Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$2,536	$2,842

Denominator:
Weighted average number of common shares outstanding	5,159,031	5,036,301
Dilutive effect of stock options	29,580	35,508

	5,188,611	5,071,809

Diluted earnings per common share	$.49	$.56

Financial Condition
Balance Sheet Summary
     The Company’s total assets increased 6.6% to $1,310,922,000 during the three months ended March 31, 2007 from $1,230,285,000 at December 31, 2006. Loans, net of allowance for possible loan losses, totaled $898,585,000 at March 31, 2007, a 2.0% increase from $880,670,000 at December 31, 2006. Securities increased $28,758,000, or 15.6%, to $212,588,000 at March 31, 2007 while Federal funds sold increased $63,910,000 to $123,980,000 at March 31, 2007 from $60,070,000 at December 31, 2006 each reflecting a growth in deposits that exceeded loan growth.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     Total liabilities increased by 6.9% to $1,202,148,000 during the three months ended March 31, 2007 compared to $1,124,117,000 at December 31, 2006. This increase was composed primarily of an $81,670,000 increase in total deposits from $1,086,729,000 at December 31, 2006 to $1,168,399,000 at March 31, 2007. The increase in deposits included an increase in time deposits of $52,573,000 and an increase in demand deposits, NOW and savings accounts of $29,097,000. Securities sold under repurchase agreements decreased $5,735,000 during the quarter ended March 31, 2007, and Federal Home Loan Bank advances decreased $422,000 during the quarter ended March 31, 2007.
     The following schedule details the loans of the Company at March 31, 2007 and December 31, 2006:

	(In Thousands)
	March 31,	December 31,
	2007	2006
Commercial, financial & agricultural	$302,307	$301,589
Real estate – construction	75,516	67,162
Real estate – mortgage	452,668	439,164
Installment	78,433	82,964

	908,924	890,879
Allowance for possible losses	(10,339)	(10,209)

	$898,585	$880,670

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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     The Company’s first mortgage single family residential, consumer and credit card loans which totaled approximately $313,006,000, $73,696,000 and $2,566,000, respectively, at March 31, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2007, the Company had nonaccrual loans totaling $1,874,000 as compared to $1,360,000 at December 31, 2006.
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
     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2007, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the first quarter of 2007 was $632,000 as compared to $202,000 for the quarter ended March 31, 2006. The increase in net charge-offs is primarily related to the Company’s ongoing examination of the former branch manager’s loan portfolio described above.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     Impaired loans and related allowance for loan loss amounts at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$1,872	305	868	177
Impaired loans with no allowance for loan loss	—	—	—	—

	$1,872	305	868	177

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The following schedule details selected information as to non-performing loans of the Company:

	March 31, 2007		December 31, 2006
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$4,893	869	2,648	387
Installment loans	371	—	556	156
Commercial	1,605	1,005	739	817

	$6,869	1,874	3,943	1,360

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2007 totaled $8,743,000 as compared to $5,303,000 at December 31, 2006. The increase in non- performing loans during the three months ended March 31, 2007 of $3,440,000 is due primarily to an increase in non-performing real estate loans and commercial loans, offset by a decrease in non-performing installment loans. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     The following table presents total internally graded loans as of March 31, 2007 and December 31, 2006:
March 31, 2007
(In thousands)

		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,681	1,319	36	326
Real estate mortgage	9,796	8,130	1,070	596
Real estate construction	—	—	—	—
Consumer	2,265	1,411	139	715

	$13,742	10,860	1,245	1,637

December 31, 2006
(In Thousands)

		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,357	1,947	38	372
Real estate mortgage	7,767	6,024	1,147	596
Real estate construction	—	—	—	—
Consumer	2,159	1,230	112	817

	$12,283	9,201	1,297	1,785

     At March 31, 2007, loans totaling $13,742,000 were included in the Company’s internal classified loan list. Of these loans $9,796,000 are real estate and $3,946,000 are personal and other loans. The collateral values securing these loans total approximately $23,514,000, ($11,681,000 related to real property and $11,833,000 related to personal loans). Internally classified loans increased $1,459,000, or 11.9% from $12,283,000 at December 31, 2006. Internally classified real estate loans increased $2,029,000 and personal and other loans decreased $570,000 from December 31, 2006 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
     Residential real estate loans that are internally graded totaling $9,796,000 and $7,767,000 at March 31, 2007 and December 31, 2006, respectively, consist of 91 and 77 loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Loans In	Amount	Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,495	33.3%	$2,573	33.9%
Real estate construction	429	8.3	392	7.5
Real estate mortgage	5,298	49.8	5,288	49.3
Installment	2,117	8.6	1,956	9.3

	$10,339	100.0%	$10,209	100.0%

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
     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2007, the Company’s liquid assets totaled $162,865,000.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $48.1 million mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2007, loans totaling approximately $415.3 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $271.9 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
     At March 31, 2007, we had unfunded loan commitments outstanding of $129.2 million and outstanding standby letters of credit of $16.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
     Capital. At March 31, 2007, total shareholders’ equity was $108,774,000, or 8.3%, of total assets, which compares with $106,168,000, or 8.6%, of total assets at December 31, 2006. The dollar increase in shareholders’ equity during the three months ended March 31, 2007 results from the Company’s net income of $2,536,000, proceeds from the issuance of common stock related to exercise of stock options of $33,000, the net effect of a $224,000 unrealized gain on investment securities net of applicable income taxes of $139,000, cash dividends declared of $2,305,000 of which $2,113,000 was reinvested under the Company’s dividend reinvestment plan, and $5,000 related to stock option compensation.
     In April, 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of March 31, 2007, the bank has granted key employees options to purchase a total of 75,661 shares of common stock. At March 31, 2007, options to purchase 26,429 shares were exercisable.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends, Continued
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and the Company’s subsidiary bank have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of March 31, 2007 and December 31, 2006.

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)
March 31, 2007
Actual:
Total Capital	$115,522	11.90%	$115,505	12.16%
Tier 1 Capital	105,183	10.83	104,785	11.03
Leverage	105,183	8.41	104,785	8.41

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2006
Actual:
Total Capital	$113,010	11.87%	$112,706	11.84%
Tier 1 Capital	102,801	10.80	102,497	10.77
Leverage	102,801	9.32	102,497	9.29

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
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
     There have been no material changes in reported market risks during the three months ended March 31, 2007.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by us: in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, its Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended March 31, 2007.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not Applicable.
Item 5. OTHER INFORMATION
None
Item 6. EXHIBITS
(a)	Exhibits
31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)
DATE: May 10, 2007	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 10, 2007	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer