Form 10-Q
period 2007-06-30
WILSON BANK HOLDING CO
filed 2007-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Common stock outstanding: 6,906,197 shares at August 9, 2007

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets – June 30, 2007 and December 31, 2006.

Consolidated Statements of Earnings — For the three months and six months ended June 30, 2007 and 2006.

Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2007 and 2006.

Consolidated Statements of Cash Flows — For the six months ended June 30, 2007 and 2006.

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
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In Thousands)
Assets
Loans	$931,525	$890,879
Less: Allowance for loan losses	(9,716)	(10,209)

Net loans	921,809	880,670

Securities:
Held to maturity, at cost (market value $12,912 and $14,376, respectively)	12,996	14,331
Available-for-sale, at market (amortized cost $241,574 and $171,829, respectively)	236,967	169,499

Total securities	249,963	183,830

Loans held for sale	4,892	7,065
Restricted equity securities	2,940	2,940
Federal funds sold	19,295	60,070

Total earning assets	1,198,899	1,134,575

Cash and due from banks	54,672	43,334
Bank premises and equipment, net	29,097	28,705
Accrued interest receivable	8,737	8,019
Goodwill	4,805	4,805
Other intangible assets, net	1,894	2,092
Other real estate	422	555
Deferred income tax asset	4,105	3,211
Other assets	5,143	4,989

Total assets	$1,307,774	1,230,285

Liabilities and Stockholders’ Equity
Deposits	$1,164,658	$1,086,729
Securities sold under repurchase agreements	7,442	13,394
Federal Home Loan Bank advances	16,277	17,092
Accrued interest and other liabilities	9,415	6,902

Total liabilities	1,197,792	1,124,117

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 6,903,886 at June 30, 2007 and 5,122,340 shares at December 31, 2006, respectively	13,808	10,244
Additional paid-in capital	34,222	35,624
Retained earnings	64,795	61,738
Net unrealized loss on available-for-sale securities, net of taxes of $1,764 and $892, respectively	(2,843)	(1,438)

Total stockholders’ equity	109,982	106,168

Total liabilities and stockholders’ equity	$1,307,774	$1,230,285

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in Thousands
		Except per Share Amounts)
Interest income:
Interest and fees on loans	$17,873	$15,626	$35,200	$30,339
Interest and dividends on securities:
Taxable securities	2,642	1,268	4,624	2,490
Exempt from Federal income taxes	145	160	297	314
Interest on loans held for sale	62	58	129	94
Interest on Federal funds sold	810	492	1,886	811

Total interest income	21,532	17,604	42,136	34,048

Interest expense:
Interest on negotiable order of withdrawal accounts	653	322	1,010	629
Interest on money market and savings accounts	1,851	1,703	3,604	3,023
Interest on certificates of deposit	8,694	5,436	16,958	10,342
Interest on securities sold under repurchase agreements	88	80	175	152
Interest on Federal Home Loan Bank advances	191	141	385	282

Total interest expense	11,477	7,682	22,132	14,428

Net interest income before provision for possible loan losses	10,055	9,922	20,004	19,620
Provision for possible loan losses	790	485	1,552	917

Net interest income after provision for possible loan losses	9,265	9,437	18,452	18,703

Non-interest income:
Service charges on deposit accounts	1,736	1,550	3,234	2,826
Other fees and commissions	942	801	1,689	1,487
Gain on sale of loans	502	426	935	845
Other income	—	3	—	4

Total non-interest income	3,180	2,780	5,858	5,162

Non-interest expense:
Salaries and employee benefits	4,734	4,357	9,417	8,518
Occupancy expenses, net	515	361	976	929
Furniture and equipment expense	367	355	738	663
Data processing expense	199	134	404	357
Directors’ fees	183	186	408	400
Other operating expenses	1,774	1,642	3,531	3,067
Loss on sale of other real estate	54	5	70	19
Loss on sale of other assets	30	45	74	45
Loss on sale of securities	—	—	—	126
Loss on sale of fixed assets	30	—	30	—

Total non-interest expense	7,886	7,085	15,648	14,125

Earnings before income taxes	4,559	5,130	8,662	9,741
Income taxes	1,739	1,976	3,306	3,743

Net earnings	2,820	3,156	5,356	5,998

Weighted average number of shares outstanding-basic	6,904,499	6,745,465	6,891,675	6,730,483

Weighted average number of shares outstanding-diluted	6,947,722	6,793,197	6,931,524	6,777,365

Basic earnings per common share	$.41	$.47	$.78	$.89

Diluted earnings per common share	$.41	$.46	$.77	$.88

Dividends per share	$—	$—	$.45	$.45

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In Thousands)
Net earnings	$2,820	$3,156	$5,356	$5,998

Other comprehensive losses, net of tax:
Unrealized losses on available-for-sale securities arising during period, net of taxes of $1,012, $273, $872 and $327, respectively	(1,629)	(442)	(1,405)	(529)

Reclassification adjustment for net losses included in net earnings, net of taxes of $48	—	—	—	78

Other comprehensive losses	(1,629)	(442)	(1,405)	(451)

Comprehensive earnings	$1,191	$2,714	$3,951	$5,547

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$41,387	$33,582
Fees and commissions received	4,923	4,317
Proceeds from sale of loans held for sale	46,897	43,470
Origination of loans held for sale	(43,789)	(44,358)
Interest paid	(21,192)	(13,320)
Cash paid to suppliers and employees	(13,501)	(10,893)
Income taxes paid	(2,876)	(4,318)

Net cash provided by operating activities	11,849	8,480

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to- maturity securities	1,735	171
Proceeds from maturities, calls, and principal payments of available-for-sale securities	29,664	7,209
Purchase of held-to-maturity securities	(402)	—
Purchase of available-for-sale securities	(99,376)	(15,028)
Purchase of restricted equity securities	—	(182)
Loans made to customers, net of repayments	(43,584)	(48,154)
Purchase of premises and equipment	(1,274)	(3,932)
Proceeds from sale of other real estate	617	439
Proceeds from sale of other assets	293	138
Proceeds from sale of available for sale securities	—	10,532
Proceeds from sale of bank premises and equipment	22	—

Net cash used in investing activities	(112,305)	(48,807)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	39,752	11,202
Net increase in time deposits	38,177	39,456
Decrease in securities sold under repurchase agreements	(5,952)	(263)
Net decrease in advances from Federal Home Loan Bank	(815)	(808)
Dividends paid	(2,305)	(2,248)
Proceeds from sale of common stock	2,113	2,063
Proceeds from exercise of stock options	49	99

Net cash provided by financing activities	71,019	49,501

Net increase (decrease) in cash and cash equivalents	(29,437)	9,174

Cash and cash equivalents at beginning of period	103,404	46,451

Cash and cash equivalents at end of period	$73,967	$55,625

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$5,356	$5,998
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	997	721
Provision for loan losses	1,552	917
FHLB dividend reinvestment	—	(47)
Stock option compensation	6	26
Loss on sale of other real estate	70	19
Loss on sale of other assets	74	45
Loss on sale of fixed assets	30	—
Security losses	—	126
Decrease (increase) in loans held for sale	2,173	(1,733)
Increase in deferred tax assets	(22)	(14)
Decrease (increase) in other assets, net	(634)	100
Increase (decrease) in taxes payable	—	(555)
Decrease (increase) in interest receivable	(718)	(396)
Increase in other liabilities	2,025	2,165
Increase in interest payable	940	1,108

Total adjustments	6,493	2,482

Net cash provided by operating activities	$11,849	$8,480

Supplemental schedule of non-cash activities:

Unrealized loss in values of securities available-for-sale, net of taxes of $872 and $279, for the six months ended June 30, 2007 and 2006, respectively	$1,405	$451

Non-cash transfers from loans to other real estate	$554	$1,127

Non-cash transfers from loans to other assets	$339	$162

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
     The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (“Company”) and its wholly-owned subsidiary, Wilson Bank and Trust
     The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006, comprehensive earnings for the three and six months ended June 30, 2007 and 2006 and changes in cash flows for the six months ended June 30, 2007 and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2006 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In Thousands)
Balance, January 1, 2007 and 2006, respectively	$10,209	$9,083
Add (deduct):
Losses charged to allowance	(2,198)	(525)
Recoveries credited to allowance	153	144
Provision for loan losses	1,552	917

Balance, June 30, 2007 and 2006, respectively	$9,716	$9,619

Stock Split
     On April 23, 2007, the Company’s Board of Directors declared a four-for-three stock split for shareholders of record as of May 8, 2007. Each shareholder received one (1) additional share for each three (3) shares owned with no allowance for fractional shares. The stock was distributed to shareholders on May 31, 2007. The stock split had no impact on the total capital of the Company. Per share data will be adjusted retroactively for reporting periods prior to May 31, 2007.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary, Wilson Bank & Trust. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
Critical Accounting Policies
          The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for possible loan losses (ALL) and the recognition of our deferred income tax assets, we have made judgments and estimates which have significantly impacted our financial position and results of operations.

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
Results of Operations
          Net earnings decreased 10.7% to $5,356,000 for the six months ended June 30, 2007 from $5,998,000 in the first six months of 2006. Net earnings were $2,820,000 for the quarter ended June 30, 2007, a decrease of $336,000, or 10.6%, from $3,156,000 for the three months ended June 30, 2006 and an increase of $284,000, or 11.2%, over the quarter ended March 31, 2007. The decrease in net earnings during the six months ended June 30, 2007 as compared to the prior year period was primarily due to a 53.4% increase in total interest expense, offset by a 23.8% increase in interest income. Net earnings for the six months ended June 30, 2007 compared to June 30, 2006 were also negatively impacted by the increase in provision for possible loan losses of $635,000 or 69.2%. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the six months ended June 30, 2007 was 3.30% as compared to 3.78% for the first six months of 2006 and the net interest margin was 3.32% for the quarter ended June 30, 2007 compared to 3.40% for the quarter ended March 31, 2007. The decrease in

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
net interest margin is contributed to the competitive pricing pressures for loans and deposits experienced by the Company in its market areas, the increase in the provision for loan losses described in more detail below, growth in investment securities which carry lower yields than loans, a shift in deposit mix to higher costing deposits, the continued flat to inverted shape of the yield curve, and the outpacing of loan growth by deposit growth.
Net Interest Income
          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $8,088,000, or 23.8%, during the six months ended June 30, 2007 as compared to the same period in 2006. The increase in total interest income was $3,928,000, or 22.3%, for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. Interest income for the second quarter of 2007 increased $928,000, or 4.5%, over the first three months of 2007. The increase in the first six months of 2007 was primarily attributable to higher yields on earning assets and the increased growth in investments and federal funds sold resulting from the fact that the growth in deposits outpaced loan growth. The ratio of average earning assets to total average assets was 93.8% and 93.7% for the six months ended June 30, 2007 and June 30, 2006, respectively.
          Interest expense increased $7,704,000, or 53.4%, for the six months ended June 30, 2007 as compared to the same period in 2006. The increase was $3,795,000, or 49.4%, for the three months ended June 30, 2007 as compared to the same period in 2006. Interest expense increased $822,000 or 7.7% for the quarter ended June 30, 2007 over the first three months of 2007. The increase for the quarter ended June 30, 2007 and for the six months ended June 30, 2007 was due primarily to an increase in the volume of deposits due to branch expansion in 2006 as well as increased competition on deposit pricing in our market area and a shift in deposits to higher costing deposits.
          The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $384,000, or 2.0%, for the first six months of 2007 as compared to the same period in 2006. The increase was $133,000, or 1.3%, for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 and $106,000, or 1.1%, when compared to the first quarter of 2007.
Provision for Possible Loan Losses
          The provision for possible loan losses was $1,552,000 and $917,000 for the first six months of 2007 and 2006, respectively. The provision for loan losses during the three month periods ended June 30, 2007 and 2006 was $790,000 and $485,000, respectively. The increase in the provision in each of 2007 second quarter and first six months of 2007 was primarily related to increased charge-offs resulting from the Company’s discovery during the second half of 2006, that a former branch officer had engaged in what appeared to be inappropriate banking procedures when documenting loans and releasing the underlying collateral. The Bank continues to review the former officer’s portfolio for any undetermined losses. This review has resulted in additional charge-offs and a related increase in the loan loss provision during 2007 and management anticipates additional charge-offs during the second half of 2007. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The increase in charge-offs lowered the allowance for possible loan losses (net of charge offs and recoveries) to $9,716,000, a decrease of 4.8% from $10,209,000 at December 31, 2006. The allowance for possible loan losses as a percentage of total outstanding loans was 1.04% and 1.15% at June 30, 2007 and December 31, 2006, respectively.
          The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at June 30, 2007 to be adequate.
Non-Interest Income
          The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2007 increased 13.5% to $5,858,000 from $5,162,000 for the same period in 2006. The increase was $400,000, or 14.4%, during the quarter ended June 30, 2007 compared to the second quarter in 2006 and there was an increase of $502,000, or 18.7%, over the first three months of 2007. The increase for the first six months of 2007 was due primarily to an increase in service charges on deposit accounts. Service charges on deposit accounts increased $408,000, or 14.4%, during the six months ended June 30, 2007 compared to the same period in 2006. Service charges on deposit accounts increased $186,000, or 12.0%, during the quarter ended June 30, 2007 compared to the same quarter in 2006. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees. Other fees and commissions increased $202,000 or 13.6% during the six months ended June 30, 2007 compared to the same period in 2006. The increase was $186,000, or 12.0% during the quarter ended June 30, 2007 compared to the second quarter in 2006 and there was an increase of $195,000 or 26.1% over the first three months of 2007. Increase in other fees and commissions is attributable to an increase in brokerage fees.
Non-Interest Expenses
          Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other real estate and other operating expenses. Total non-interest expenses increased $1,523,000, or 10.8%, during the first six months of 2007 compared to the same period in 2006. The increase for the quarter ended June 30, 2007 was $801,000, or 11.3%, as compared to the comparable quarter in 2006. The Company experienced an increase of $124,000, or 1.6%, in non-interest expenses in the quarter as compared to the first three months of 2007. The increase in non-interest expenses is attributable primarily to an increase in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased from 343 at June 30, 2006 to 365 at June 30, 2007. Other operating expenses for the six months ended June 30, 2007 increased to

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
$3,531,000 from $3,067,000 for the comparable period in 2006. Other operating expenses increased $132,000, or 8.0% during the quarter ended June 30, 2007 as compared to the same period in 2006.
Income Taxes
          The Company’s income tax expense was $3,306,000 for the six months ended June 30, 2007 a decrease of $437,000 over the comparable period in 2006. Income tax expense was $1,739,000 for the quarter ended June 30, 2007, a decrease of $237,000 over the same period in 2006. The percentage of income tax expense to net income before taxes was 38.2% and 38.4% for the six months ended June 30, 2007 and 2006, respectively, and 38.1% and 38.5% for the quarters ended June 30, 2007 and 2006, respectively. The percentage of income tax expense to net income before taxes was 38.2% for the first three months of 2007 and 38.1% for the quarter ended June 30, 2007. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.
Earnings Per Share
          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
          The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$2,820	3,156	$5,356	$5,998

Denominator – Weighted average number of common shares outstanding	6,904,499	6,745,465	6,891,675	6,730,483

Basic earnings per common share	$.41	$.47	$.78	$.89

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$2,820	$3,156	$5,356	$5,998

Denominator – Weighted average number of common shares outstanding	6,904,499	6,745,465	6,891,675	6,730,483
Dilutive effect of stock options	43,223	47,732	39,849	46,882

	6,947,722	6,793,197	6,931,524	6,777,365

Diluted earnings per common share	$.41	$.46	$.77	$.88

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Financial Condition
Balance Sheet Summary
          The Company’s total assets increased 6.3% to $1,307,774,000 during the six months ended June 30, 2007 from $1,230,285,000 at December 31, 2006. Total assets decreased $3,148,000 during the three-month period ended June 30, 2007 and there was an increase of $80,637,000, or 6.6%, during the three-month period ended March 31, 2007. Loans, net of allowance for possible loan losses, totaled $921,809,000 at June 30, 2007, a 4.7% increase compared to $880,670,000 at December 31, 2006. Loan growth has slowed as a result of competition in the target market as well as increased charge-offs resulting from our continued investigation into the activities of a former branch manager. Securities increased $66,133,000, or 36.0%, to $249,963,000 at June 30, 2007 from $183,830,000 at December 31, 2006. Securities increased $37,375,000, or 17.6%, during the three months ended June 30, 2007. The significant growth in the Company’s securities was due to replacing securities that were due to mature in the second half of 2007 with excess federal funds. Federal funds sold decreased from $60,070,000 at December 31, 2006 to $19,295,000 at June 30, 2007.
          Total liabilities increased by 6.5% to $1,197,792,000 at June 30, 2007 compared to $1,124,117,000 at December 31, 2006. From March 31, 2007 total liabilities decreased $4,356,000 or 0.4%. The increase in total liabilities for the six months ended June 30, 2007, was comprised primarily of a $77,929,000, or 7.2%, increase in total deposits, offset by a decrease of $5,952,000, or 44.4%, in securities sold under repurchase agreements during the six months ended June 30, 2007. Federal Home Loan Bank advances decreased $815,000 during the six months ended June 30, 2007.
          The following schedule details the loans of the Company at June 30, 2007 and December 31, 2006:

	(In Thousands)
	June 30,	December 31,
	2007	2006
Commercial, financial & agricultural	$299,719	$301,589
Real estate – construction	87,633	67,162
Real estate – mortgage	466,020	439,164
Installment	78,153	82,964

	931,525	890,879
Allowance for possible losses	(9,716)	(10,209)

	$921,809	$880,670

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
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
          The Company’s first mortgage single family residential, consumer and credit card loans which totaled approximately $321,570,000, $71,951,000 and $2,848,000, respectively, at June 30, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
          Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interests are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2007, the Company had nonaccrual loans totaling $3,524,000 as compared to $1,360,000 at December 31, 2006. The increase in nonaccrual loans is primarily related to the Company’s ongoing examination of the former branch manager’s loan portfolio described above.

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
          Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2007, the Company had no loans that have had the terms modified in a troubled debt restructuring.
          The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the period ended June 30, 2007 was $2,198,000 as compared to $525,000 for the period ended June 30, 2006. The increase in net charge-offs is primarily related to the Company’s ongoing examination of the former branch manager’s loan portfolio described above.
          Impaired loans and related allowance for loan loss amounts at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$3,524	422	$868	177
Impaired loans with no allowance for loan loss	—	—	—	—

	$3,524	422	$868	$177

          The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          The following schedule details selected information as to non-performing loans of the Company at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$1,686	1,736	$2,648	387
Installment loans	372	156	556	156
Commercial	1,816	1,632	739	817

	$3,874	3,524	$3,943	1,360

Renegotiated loans	$—	—	—	—

          Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2007 totaled $7,398,000 an increase from $5,303,000 at December 31, 2006. During the three months ended June 30, 2007, non-performing loans decreased $1,345,000 from $8,743,000 at March 31, 2007. The increase in non-performing loans during the six months ended June 30, 2007 of $2,095,000 is due primarily to an increase in non-performing commercial loans of $1,892,000 and an increase in non-performing real estate loans of $387,000, offset by a decrease in non-performing installment loans. The increase in non performing loans is primarily related to the Company’s ongoing examination of the former branch manager’s loan portfolio described above. No material losses on these loans are anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          The following table presents total internally graded loans as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$3,630	1,591	1,788	251
Real estate mortgage	6,289	3,111	2,827	351
Real estate construction	—	—	—	—
Consumer	1,648	527	810	311

	$11,567	5,229	5,425	913

	December 31, 2006
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$2,357	1,947	38	372
Real estate mortgage	7,767	6,024	1,147	596
Real estate construction	—	—	—	—
Consumer	2,159	1,230	112	817

	$12,283	9,201	1,297	1,785

          The collateral values securing internally graded loans, based on estimates received by management, total approximately $21,260,000 ($8,832,000 related to real property and $12,428,000 related to personal and other loans). The internally classified loans have decreased $716,000, or 5.8%, from $12,283,000 at December 31, 2006 to $11,567,000 at June 30, 2007. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
     Residential real estate loans that are internally classified totaling $6,289,000 and $7,767,000 at June 30, 2007 and December 31, 2006, respectively, consist of 14 and 20 loans at December 31, 2006 and June 30, 2007, respectively that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2007		December 31, 2006
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$1,751	32.2%	$2,573	33.9%

Real estate construction	570	9.4	392	7.5
Real estate mortgage	5,245	50.0	5,288	49.3
Installment	2,150	8.4	1,956	9.3

	$9,716	100.0%	$10,209	100.0%

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
          Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2007, the Company’s liquid assets totaled $182,425,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $49.7 million mature or will be subject to rate adjustments within the next twelve months.
          A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2007 loans totaling approximately $432.0 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
          As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $257.8 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.
Off Balance Sheet Arrangements
          At June 30, 2007, the Company had unfunded loan commitments outstanding of $187.5 million and outstanding standby letters of credit of $16.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends
          At June 30, 2007, total stockholders’ equity was $109,982,000, or 8.4%, of total assets, which compares with $106,168,000, or 8.6%, of total assets at December 31, 2006. The dollar increase in stockholders’ equity during the six months ended June 30, 2007 results from the Company’s net income of $5,356,000, proceeds from the issuance of common stock related to exercise of stock options of $49,000, the net effect of a $2,277,000 unrealized loss on investment securities net of applicable income taxes of $872,000, cash dividends declared of $2,305,000 of which $2,113,000 was reinvested under the Company’s dividend reinvestment plan and $6,000 related to stock option compensation.
          In April, 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of June 30, 2007, the Company has granted key employees options to purchase a total of 99,703 shares of common stock. At June 30, 2007, options to purchase 34,265 shares were exercisable.
          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary bank have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary’s capital ratios as of June 30 , 2007 and December 31, 2006.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)
June 30, 2007
Actual:
Total Capital	$112,050	12.08%	$117,761	12.24%
Tier 1 Capital	102,334	11.03	107,665	11.19
Leverage	102,334	8.25	107,665	8.36

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2006
Actual:
Total Capital	$113,010	11.87%	$112,706	11.84%
Tier 1 Capital	102,801	10.80	102,497	10.77
Leverage	102,801	9.32	102,497	9.29

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
Impact of Inflation
          Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.
          There have been no material changes in reported market risks during the six months ended June 30, 2007.

Item 4.	Controls and Procedures
          The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, its Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective.
          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended June 30, 2007.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held April 10, 2007 at which the shareholders voted on the following board members: James F. Comer, John B. Freeman, Marshall Griffith, John R. Trice, and Robert T. Vanhooser, Jr.

Each director was elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes
James F. Comer	2,930,003	2,907,237	22,766	0
John B. Freeman	2,930,003	2,921,617	8,386	0	0
Marshall Griffith	2,930,003	2,921,617	8,386	0	0
John R. Trice	2,930,003	2,921,571	8,432	0	0
Robert T. Vanhooser Jr.	2,930,003	2,921,429	8,574	0	0

In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

Jack W. Bell	2008
Mackey Bentley	2008
Harold R. Patton	2008
H. Elmer Richerson	2008
Charles Bell	2009
Randall Clemons	2009
Jerry L. Franklin	2009
James Anthony Patton	2009
Item 5. OTHER INFORMATION
     Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 15, 2007 in order to be included in the Company’s Proxy Statement and form of proxy relating to the 2007 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.
          For any other shareholder proposals to be timely (but not considered for inclusion in the Company’s Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company’s main office (listed above) prior to January 29, 2008.
Item 6. EXHIBITS
Exhibits
31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)
DATE: August 9, 2007	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 9, 2007	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer