Form 10-Q
period 2007-09-30
WILSON BANK HOLDING CO
filed 2007-11-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Common stock outstanding: 6,911,111 shares at November 8, 2007

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements.
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets — September 30, 2007 and December 31, 2006.
Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2007 and 2006.
Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2007 and 2006.
Consolidated Statements of Cash Flows — For the nine months ended September 30, 2007 and 2006.
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
Item 1A. Risk Factors.
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
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In Thousands)
Assets
Loans	$971,883	$890,879
Less: Allowance for loan losses	(9,351)	(10,209)

Net loans	962,532	880,670
Securities:
Held to maturity, at cost (market value $12,895 and $14,376, respectively)	12,881	14,331
Available-for-sale, at market (amortized cost $225,335 and $171,829, respectively)	223,695	169,499

Total securities	236,576	183,830
Loans held for sale	7,157	7,065
Restricted equity securities	2,983	2,940
Federal funds sold	24,315	60,070

Total earning assets	1,233,563	1,134,575
Cash and due from banks	44,685	43,334
Bank premises and equipment, net	30,137	28,705
Accrued interest receivable	9,869	8,019
Goodwill	4,805	4,805
Other intangible assets, net	1,795	2,092
Other real estate	1,584	555
Deferred income tax asset	2,979	3,211
Other assets	5,205	4,989

Total assets	$1,334,622	$1,230,285

Liabilities and Stockholders’ Equity
Deposits	$1,185,569	$1,086,729
Securities sold under repurchase agreements	8,426	13,394
Federal Home Loan Bank Advances	15,870	17,092
Accrued interest and other liabilities	10,006	6,902

Total liabilities	1,219,871	1,124,117

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 6,907,877 at September 30, 2007 and 5,122,340 shares at December 31, 2006, respectively	13,816	10,244
Additional paid-in capital	34,283	35,624
Retained earnings	67,664	61,738
Net unrealized losses on available-for-sale securities, net of income taxes of $628 and $892, respectively	(1,012)	(1,438)

Total stockholders’ equity	114,751	106,168

Total liabilities and stockholders’ equity	$1,334,622	$1,230,285

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$18,783	$16,467	$53,983	$46,806
Interest and dividends on securities:
Taxable securities	3,105	1,318	7,729	3,808
Exempt from Federal income taxes	143	159	440	473
Interest on loans held for sale	56	64	185	158
Interest on Federal funds sold	328	274	2,214	1,085

Total interest income	22,415	18,282	64,551	52,330

Interest expense:
Interest on negotiable order of withdrawal accounts	893	313	1,903	942
Interest on money market and savings accounts	1,816	1,499	5,420	4,522
Interest on certificates of deposit	8,874	6,160	25,832	16,502
Interest on securities sold under repurchase agreements	78	89	253	241
Interest on Federal Home Loan Bank advances	188	164	573	446

Total interest expense	11,849	8,225	33,981	22,653

Net interest income before provision for possible loan losses	10,566	10,057	30,570	29,677
Provision for possible loan losses	805	922	2,357	1,839

Net interest income after provision for possible loan losses	9,761	9,135	28,213	27,838

Non-interest income:
Service charges on deposit accounts	1,624	1,562	4,858	4,388
Other fees and commissions	1,010	742	2,699	2,229
Gain on sale of loans	458	483	1,393	1,328
Other income	—	2	—	6

Total non-interest income	3,092	2,789	8,950	7,951

Non-interest expense:
Salaries and employee benefits	4,805	4,169	14,222	12,687
Occupancy expenses, net	563	482	1,539	1,411
Furniture and equipment expense	373	361	1,111	1,024
Data processing expense	279	180	683	537
Directors’ fees	188	194	596	594
Advertising	339	293	962	822
Other operating expenses	1,559	1,551	4,467	4,089
Loss on sale of other real estate	53	43	123	62
Loss on sale of other assets	43	24	117	69
Loss on sale of securities	—	—	—	126
Loss on sale of fixed assets	—	—	30	—

Total non-interest expense	8,202	7,297	23,850	21,421

Earnings before income taxes	4,651	4,627	13,313	14,368
Income taxes	1,776	1,745	5,082	5,488

Net earnings	$2,875	$2,882	$8,231	$8,880

Weighted average number of shares outstanding
Basic	6,888,456	6,798,387	6,880,332	6,753,367

Diluted	6,930,522	6,845,327	6,918,969	6,798,741

Basic earnings per common share	$.42	$.42	$1.20	$1.32

Diluted earnings per common share	$.42	$.42	$1.19	$1.31

Dividends per share	$—	$.45	$.45	$.90

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In Thousands)
Net earnings	$2,875	$2,882	$8,231	$8,880

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of income taxes of $1,136, $470, $264, and $143, respectively	1,831	758	426	229
Reclassification adjustment for net gains included in net earnings, net of taxes of $48	—	—	—	78

Other comprehensive earnings	1,831	758	426	307

Comprehensive earnings	$4,706	$3,640	$8,657	$9,187

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$62,662	$51,587
Fees and commissions received	7,557	6,623
Proceeds from sale of loans	69,073	67,976
Origination of loans held for sale	(67,772)	(69,577)
Interest paid	(32,983)	(20,855)
Cash paid to suppliers and employees	(20,743)	(17,447)
Income taxes paid	(4,662)	(6,935)

Net cash provided by operating activities	13,132	11,372

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity Securities	1,844	369
Proceeds from maturities, calls, and principal payments of available-for-sale Securities	47,917	18,335
Purchase of held-to-maturity securities	(402)	(260)
Purchase of available-for-sale securities	(101,376)	(23,288)
Loans made to customers, net of repayments	(86,512)	(62,177)
Purchase of premises and equipment	(2,789)	(5,681)
Proceeds from sale of other real estate	799	1,249
Proceeds from sale of other assets	414	163
Proceeds from sales of available-for-sale securities	—	10,532
Purchase of restricted equity securities	(43)	(189)
Proceeds from sale of bank premises and equipment	52	—

Net cash used in investing activities	(140,096)	(60,947)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	48,487	(6,154)
Net increase in time deposits	50,353	84,791
Net decrease in securities sold under repurchase agreements	(4,968)	(672)
Repayment of advances from Federal Home Loan Bank	(1,222)	(1,207)
Advances from Federal Home Loan Bank	—	5,000
Dividends paid	(2,305)	(4,525)
Proceeds from sale of common stock	2,113	4,150
Proceeds from exercise of stock options	102	136

Net cash provided by financing activities	92,560	81,519

Net increase (decrease) in cash and cash equivalents	(34,404)	31,944
Cash and cash equivalents at beginning of period	103,404	46,451

Cash and cash equivalents at end of period	$69,000	78,395

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by
Operating activities:
Net earnings	$8,231	$8,880
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,533	1,428
Provision for loan losses	2,357	1,839
FHLB dividend reinvestment	—	(78)
Loss on sale of other real estate	123	62
Loss on sale of other assets	117	69
Security losses	—	126
Loss on sale of premises and equipment	30	—
Decrease in income tax receivable	452	—
Increase in loans held for sale	(92)	(2,929)
Increase in deferred tax assets	(32)	(23)
Decrease (increase) in other assets, net	(857)	10
Increase in interest receivable	(1,850)	(628)
Increase in other liabilities	2,122	818
Increase in interest payable	998	1,798

Total adjustments	4,901	2,492

Net cash provided by operating activities	$13,132	$11,372

Supplemental schedule of non-cash activities:
Unrealized gain in values of securities available-for-sale, net of tax benefit of $264,000 and $191,000 for the nine months ended September 30, 2007 and 2006, respectively	$426	$307

Non-cash transfers from loans to other real estate	$1,951	$1,840

Non-cash transfers from loans to other assets	$342	$279

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
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2007 and December 31, 2006, the results of operations for the three months and nine months ended September 30, 2007 and 2006, comprehensive earnings for the three months and nine months ended September 30, 2007 and 2006 and changes in cash flows for the nine months ended September 30, 2007 and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2006 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(In Thousands)
Balance, January 1, 2007 and 2006, respectively	$10,209	$9,083
Add (deduct):
Losses charged to allowance	(3,449)	(890)
Recoveries credited to allowance	234	229
Provision for loan losses	2,357	1,839

Balance, September 30, 2007 and 2006, respectively	$9,351	$10,261

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
Results of Operations
     Net earnings decreased 7.3% to $8,231,000 for the nine months ended September 30, 2007 from $8,880,000 in the first nine months of 2006. Net earnings were $2,875,000 for the quarter ended September 30, 2007, a decrease of $7,000, or 0.2%, from $2,882,000 for the three months ended September 30, 2006 and an increase of $55,000, or 1.9%, over the quarter ended June 30, 2007. The decrease in net earnings during the nine months ended September 30, 2007 as compared to the prior year period was primarily due to an 11.3% increase in non-interest expense. Net earnings for the nine months ended September 30, 2007 compared to September 30, 2006 were also negatively impacted by the increase in provision for possible loan losses of $518,000, or 28.2%. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the nine months ended September 30, 2007 was 3.4% as compared to 3.8% for the first nine months of 2006, and the net interest margin was 3.5% for the quarter ended September 30, 2007 compared to 3.3% for the quarter ended June 30, 2007 and 3.4% for the quarter ended March 31, 2007.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $12,221,000, or 23.4%, during the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in total interest income was $4,133,000, or 22.6, for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. Interest income increased $883,000, or 4.1, over the second quarter of 2007. The increase in the first nine months of 2007 was primarily attributable to higher yields on earning assets and the increased growth in investments and federal funds sold resulting from the fact that the growth in deposits outpaces loan growth. The ratio of average earning assets to total average assets was 91.7% and 94.6% for the nine months ended September 30, 2007 and September 30, 2006, respectively.
     Interest expense increased $11,328,000, or 50.0%, for the nine months ended September 30, 2007 as compared to the same period in 2006. Interest expense increased $3,624,000, or 44.1%, for the three months ended September 30, 2007 as compared to the same period in 2006. Interest expense increased $372,000, or 3.2%, for the quarter ended September 30, 2007 over the quarter ended June 30, 2007. The overall increase in total interest expense for the first nine months of 2007 was primarily attributable to increase in the volume of deposits due to branch expansion in 2006 as well as increased competition on deposit pricing in our market area and a shift in deposits to higher costing deposits.
     The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $893,000, or 3.0%, for the first nine months of 2007 as compared to the same period in 2006. The increase in net interest income for the quarter ended September 30, 2007 was $509,000, or 5.1%, compared to the quarter ended September 30, 2006 and $511,000, or 5.1%, when compared to the second quarter of 2007.
Provision for Possible Loan Losses
     The provision for possible loan losses was $2,357,000 and $1,839,000 for the first nine months of 2007 and 2006, respectively. The provision for loan losses during the three month period ended September 30, 2007 and 2006 was $805,000 and $922,000, respectively. The increase in the provision for the nine months was primarily related to increased charge-offs resulting from the Company’s discovery during the second half of 2006 that a former branch officer had engaged in what appeared to be inappropriate banking procedures when documenting loans and releasing the underlying collateral. The Bank continues to review the former officer’s portfolio for any undetermined losses. This review has resulted in additional charge-offs and a related increase in the loan loss provision during 2007 and management anticipates additional charge-offs during the last quarter of 2007. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The increase in charge-offs lowered the allowance for possible loan losses (net of charge-offs and recoveries) to $9,351,000, a decrease of 8.4% from $10,209,000 at December 31, 2006. The allowance for possible loan losses as a percentage of total outstanding loans was 0.96% at September 30, 2007 and 1.15% at December 31, 2006.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at September 30, 2007 to be adequate.
Non-Interest Income
     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2007 increased 12.6% to $8,950,000 from $7,951,000 for the same period in 2006. Non-interest income decreased $88,000, or 2.8%, during the quarter ended September 30, 2007 compared to the second quarter in 2007, and there was an increase of $303,000, or 10.9%, over the third quarter of 2006. The increase for the first nine months of 2007 was due to an increase in service charges on deposit accounts. Service charges on deposit accounts increased $470,000, or 10.7%, during the nine months ended September 30, 2007 compared to the same period in 2006. Service charges on deposit accounts increased $62,000, or 4.0%, during the quarter ended September 30, 2007 compared to the same quarter in 2006. Other fees and commissions totaled $2,699,000 and $2,229,000 during the nine months ended September 30, 2007 and 2006, respectively, an increase of $470,000, or 21.1%, and $1,010,000 and $742,000 during the quarters ended September 30, 2007 and 2006, respectively, an increase of $268,000, or 36.1%. The increase in other fees and commissions was primarily due to an increase in brokerage fees paid to the Company’s investment department.
Non-Interest Expenses
     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, other operating expenses and minority interest in net earnings of subsidiaries. Total non-interest expenses increased $2,429,000, or 11.3%, during the first nine months of 2007 compared to the same period in 2006. The increases for the quarter ended September 30, 2007 were $905,000, or 12.4%, as compared to the comparable quarter in 2006 and of $316,000, or 4.0%, as compared to the second quarter of 2007. The increases in non-interest expenses are attributable primarily to increases in employee salaries and benefits. The number of full time equivalent employees increased to 361 at September 30, 2007 from 351 at September 30, 2006.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     Other operating expenses for the nine months ended September 30, 2007 increased to $5,429,000 from $4,911,000 for the comparable period in 2006. Other operating expenses increased $54,000, or 2.9%, during the quarter ended September 30, 2007 as compared to the same period in 2006.
Income Taxes
     The Company’s income tax expense was $5,082,000 for the nine months ended September 30, 2007, a decrease of $406,000 over the comparable period in 2006. Income tax expense was $1,776,000 for the quarter ended September 30, 2007, an increase of $31,000 over the same period in 2006. The percentage of income tax expense to net income before taxes was 38.2% for both the nine months ended September 30, 2007 and 2006 and 38.2% and 37.7% for the quarters ended September 30, 2007 and 2006, respectively. The percentage of income tax expense to net income before taxes was 38.1% for the second quarter of 2007. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.
Earnings Per Share
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$2,875	$2,882	$8,231	$8,880

Denominator — Weighted average number of common shares outstanding	6,888,456	6,798,387	6,880,332	6,753,367

Basic earnings per common share	$.42	$.42	$1.20	$1.32

Diluted EPS Computation:
Numerator — Earnings available to common stockholders	$2,875	2,882	$8,231	8,880

Denominator — Weighted average number of common shares outstanding	6,888,456	6,798,387	6,880,332	6,753,367
Dilutive effect of stock options	42,066	46,940	38,637	45,374

	6,930,522	6,845,327	6,918,969	6,798,741

Diluted earnings per common share	$.42	$.42	$1.19	1.31

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Financial Condition
Balance Sheet Summary
     The Company’s total assets increased 8.9% to $1,334,622,000 during the nine months ended September 30, 2007 from $1,230,285,000 at December 31, 2006. Total assets increased $26,848,000 during the three-month period ended September 30, 2007, decreased $3,148,000 during the three-month period ended June 30, 2007 and increased $80,637,000 during the three-month period ended March 31, 2007. Loans, net of allowance for possible loan losses, totaled $962,532,000 at September 30, 2007, a 9.3% increase compared to $880,670,000 at December 31, 2006. Net loans increased $40,723,000, or 4.4%, $23,224,000, or 2.6%, and $17,915,000, or 2.0%, during the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007, respectively. Securities increased $52,746,000, or 28.7%, to $236,576,000 at September 30, 2007 from $183,830,000 at December 31, 2006. Securities decreased $13,387,000, or 5.4%, during the three months ended September 30, 2007. Federal funds sold decreased to $24,315,000 at September 30, 2007 from $60,070,000 at December 31, 2006.
     Total liabilities increased by 8.5% to $1,219,871,000 at September 30, 2007 compared to $1,124,117,000 at December 31, 2006. From June 30, 2007, total liabilities increased $22,079,000, or 1.8%. The increase in total liabilities was composed primarily of a $98,840,000, or 9.1%, increase in total deposits, offset by a decrease of $4,968,000, or 37.1%, in securities sold under repurchase agreements during the nine months ended September 30, 2007. Federal Home Loan Bank advances decreased $1,222,000 during the nine months ended September 30, 2007.
     The following schedule details the loans of the Company at September 30, 2007 and December 31, 2006:

	(In Thousands)
	September 30,	December 31,
	2007	2006
Commercial, financial & agricultural	$295,314	$301,589
Real estate — construction	94,910	67,162
Real estate — mortgage	502,173	439,164
Installment	79,486	82,964

Allowance for possible losses	$971,883	$890,879
	(9,351)	(10,209)

	$962,532	$880,670

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, SFAS No. 5 “Accounting for Contingencies” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.
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
     The Company’s first mortgage single family residential, consumer and credit card loans, which totaled approximately $323,979,000, $71,976,000 and $2,632,000, respectively, at September 30, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2007, the Company had nonaccrual loans totaling $2,955,000 as compared to $1,360,000 at December 31, 2006. The increase in non-accrual loans is primarily related to the Company’s ongoing examination of the former branch manager’s loan portfolio described above.

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
     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2007, the Company had no loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the nine months ended September 30, 2007 was $3,215,000 as compared to $661,000 for the nine months ended September 30, 2006. The increase in charge-offs is primarily related to the Company’s ongoing examination of the former branch manager’s loan portfolio described above.
     Impaired loans and related allowance for loan loss amounts at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$2,956	225	$868	177
Impaired loans with no allowance for loan loss	—	—	—	—

	$2,956	225	$868	177

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$1,083	2,082	2,648	387
Installment loans	394	149	556	156
Commercial	112	836	739	817

	$1,589	2,955	3,943	1,360

Renegotiated loans	$—	—	—	—

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2007 totaled $4,544,000 a decrease from $5,303,000 at December 31, 2006. During the quarter ended September 30, 2007, non-performing loans decreased $2,854,000 from $7,398,000 at June 30, 2007. The decrease in non-performing loans during the nine months ended September 30, 2007 of $759,000 is due primarily to a decrease in non-performing commercial loans of $720,000, a decrease in non-performing installment loans of $169,000, offset by an increase in non-performing real estate loans of $130,000. No material losses on these loans are anticipated by management.
     The following table presents total internally graded loans as of September 30, 2007 and December 31, 2006:

		September 30,
		2007
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,737	1,259	1,478	—
Real estate mortgage	4,857	2,289	2,217	351
Real estate construction	—	—	—	—
Consumer	1,285	387	662	236

	$8,879	3,935	4,357	587

		December 31,
		2006
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,357	1,947	38	372
Real estate mortgage	7,767	6,024	1,147	596
Real estate construction	—	—	—	—
Consumer	2,159	1,230	112	817

	$12,283	9,201	1,297	1,785

     The collateral values securing internally graded loans, based on estimates received by management, total approximately $13,040,000 ($8,355,000 related to real property, $3,505,000 related to commercial loans, and $1,180,000 related to personal and other loans). The internally classified loans have decreased $3,404,000, or 27.7%, from $12,283,000 at December 31, 2006. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     Residential real estate loans that are internally classified totaling $4,857,000 and $7,767,000 at September 30, 2007 and December 31, 2006, respectively, consist of 66 and 20 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material loss on these loans is anticipated by management.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2007		December 31, 2006
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,850	30.3%	$2,573	33.9%
Real estate construction	737	9.8	392	7.5
Real estate mortgage	5,198	51.7	5,288	49.3
Installment	1,566	8.2	1,956	9.3

	$9,351	100.0%	$10,209	100.0%

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
     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2007, the Company’s liquid assets totaled $166,733,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk, and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2007, securities totaling approximately $34.9 million mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2007, loans totaling approximately $487.4 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $273.0 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Off Balance Sheet Arrangements
     At September 30, 2007, we had unfunded loan commitments outstanding of $164.6 million and outstanding standby letters of credit of $21.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
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
Capital Position and Dividends
     At September 30, 2007, total stockholders’ equity was $114,751,000, or 8.6%, of total assets, which compares with $106,168,000, or 8.6%, of total assets at December 31, 2006. The dollar increase in stockholders’ equity during the nine months ended September 30, 2007 results from the Company’s net income of $8,231,000, proceeds from the issuance of common stock related to exercise of stock options of $102,000, the net effect of a $690,000 unrealized gain on investment securities net of applicable income taxes of $264,000, cash dividends declared of $2,305,000 of which $2,113,000 was reinvested under the Company’s dividend reinvestment plan and $16,000 related to stock option compensation.
     In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of September 30, 2007, the Company has outstanding options granted to key employees to purchase a total of 92,643 shares of common stock. At September 30, 2007, options to purchase 39,062 shares were exercisable.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of September 30, 2007 and December 31, 2006.

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands		(Dollars in Thousands)
September 30, 2007
Actual:
Total Capital	$124,102	12.36%	$120,332	11.99%
Tier 1 Capital	110,958	11.06	110,601	11.02
Leverage	110,958	8.51	110,601	8.48

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2006
Actual:
Total Capital	$113,010	11.87%	$112,705	11.84%
Tier 1 Capital	102,801	10.80	102,497	10.77
Leverage	102,801	9.32	102,497	9.29

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
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
     There have been no material changes in reported market risks during the nine months ended September 30, 2007.
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
     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) Not applicable.
(c) The Company did not repurchase any shares of Company common stock during the quarter ended September 30, 2007.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 9, 2007	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 9, 2007	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer