Form 10-Q
period 2008-03-31
WILSON BANK HOLDING CO
filed 2008-05-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 6,976,226 shares at May 9, 2008

Part 1:		FINANCIAL INFORMATION

	Item 1.	Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

Consolidated Balance Sheets — March 31, 2008 and December 31, 2007.

Consolidated Statements of Earnings — For the three months ended March 31, 2008 and 2007.

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2008 and 2007.

Consolidated Statements of Cash Flows — For the three months ended March 31, 2008 and 2007.

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
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
	Dollars in Thousands
	Except Per Share Amounts)
Assets
Loans	$1,027,657	$997,526
Less: Allowance for possible loan losses	(9,662)	(9,473)

Net loans	1,017,995	988,053

Securities:
Held to maturity, at cost (market value $13,992 and $13,480, respectively)	13,924	13,450
Available-for-sale, at market (amortized cost $215,350 and $210,561, respectively)	215,729	209,931

Total securities	229,653	223,381

Loans held for sale	6,401	6,034
Restricted equity securities	2,983	2,983
Federal funds sold	57,590	14,722

Total earning assets	1,314,622	1,235,173

Cash and due from banks	34,213	44,853
Bank premises and equipment, net	30,582	30,411
Accrued interest receivable	9,060	8,864
Deferred income tax asset	2,164	2,539
Other real estate	1,749	1,268
Goodwill	4,805	4,805
Other intangible assets, net	1,597	1,696
Other assets	4,767	4,636

Total assets	$1,403,559	$1,334,245

Liabilities and Shareholders’ Equity
Deposits	$1,246,569	$1,182,590
Securities sold under repurchase agreements	9,827	9,771
Federal Home Loan Bank advances	15,049	15,470
Accrued interest and other liabilities	10,869	8,229

Total liabilities	1,282,314	1,216,060

Shareholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 6,976,027 and 6,916,390 shares, respectively	13,952	13,833
Additional paid-in capital	36,176	34,373
Retained earnings	70,883	70,368
Net unrealized losses on available-for-sale securities, net of income taxes of $145 and $241, respectively	234	(389)

Total shareholders’ equity	121,245	118,185

Total liabilities and shareholders’ equity	$1,403,559	$1,334,245

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2008 and 2007

	2008	2007
	(Dollars In Thousands
	Except Per Share Amounts)
	(Unaudited)
Interest income:
Interest and fees on loans	$18,839	$17,327
Interest and dividends on securities:
Taxable securities	2,650	1,966
Exempt from Federal income taxes	152	152
Interest on loans held for sale	55	67
Interest on Federal funds sold	476	1,076
Interest and dividends on restricted securities	52	16

Total interest income	22,224	20,604

Interest expense:
Interest on negotiable order of withdrawal accounts	954	357
Interest on money market and savings accounts	1,145	1,753
Interest on certificates of deposit	8,990	8,264
Interest on securities sold under repurchase agreements	64	87
Interest on Federal Home Loan Bank advances	178	194

Total interest expense	11,331	10,655

Net interest income before provision for possible loan losses	10,893	9,949
Provision for possible loan losses	916	762

Net interest income after provision for possible loan losses	9,977	9,187

Non-interest income:
Service charges on deposit accounts	1,455	1,498
Other fees and commissions	1,169	734
Gain on sale of loans	422	433
Other income	74	13

Total non-interest income	3,120	2,678

Non-interest expense:
Salaries and employee benefits	4,990	4,683
Occupancy expenses, net	525	461
Furniture and equipment expense	363	371
Data processing expense	263	205
Directors’ fees	219	225
Other operating expenses	2,019	1,757
Loss on sale of other assets	1	44
Loss on sale of other real estate	31	16
Loss on sale of fixed assets	2	—

Total non-interest expense	8,413	7,762

Earnings before income taxes	4,684	4,103
Income taxes	1,810	1,567

Net earnings	$2,874	$2,536

Weighted average number of shares outstanding-basic	6,954,648	6,878,708

Weighted average number of shares outstanding-diluted	6,990,341	6,918,148

Basic earnings per common share	$.41	$.37

Diluted earnings per common share	$.41	$.37

Dividends per share	$.30	$.34

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	( Thousands)
Net earnings	$2,874	$2,536

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $386 and $139 respectively	623	224

Other comprehensive earnings	623	224

Comprehensive earnings	$3,497	$2,760

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2008	2007
	(In Thousands)
Cash flows from operating activities:
Interest received	$22,032	$19,508
Fees and commissions received	2,698	2,245
Proceeds from sale of loans held for sale	22,411	22,741
Origination of loans held for sale	(22,356)	(20,649)
Interest paid	(11,323)	(6,899)
Cash paid to suppliers and employees	(7,218)	(8,871)
Income taxes paid	(274)	(1,127)

Net cash provided by operating activities	5,970	6,948

Cash flows from investing activities:
Purchase of held-to-maturity securities	(1,260)	(402)
Purchase of available-for-sale securities	(98,905)	(37,531)
Proceeds from maturities, calls and principal payments of available for sale securities	94,118	8,438
Proceeds from sale of other real estate	299	46
Proceeds from maturities, calls and principal payments of held-to-maturity securities	780	1,119
Loans made to customers, net of repayments	(31,670)	(18,983)
Purchase of premises and equipment	(567)	(575)
Proceeds from sale of other assets	7	155

Net cash used in investing activities	(37,198)	(47,733)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	22,709	29,097
Net increase in time deposits	41,270	52,573
Increase (decrease) in securities sold under repurchase agreements	56	(5,735)
Repayment of Federal Home Loan Bank advances	(421)	(422)
Dividends paid	(2,075)	(2,305)
Proceeds from sale of common stock pursuant to to dividend reinvestment plan	1,850	2,113
Proceeds from sale of common stock pursuant to exercise of stock option	67	33

Net cash provided by financing activities	63,456	75,354

Net increase in cash and cash equivalents	32,228	34,569

Cash and cash equivalents at beginning of period	59,575	103,404

Cash and cash equivalents at end of period	$91,803	$137,973

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2008 and 2007
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2008	2007
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,874	$2,536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	497	493
Stock option compensation	5	5
Provision for loan losses	916	762
Loss on sale of other real estate	31	16
Loss on sale of premises and equipment	2	—
Loss on sale of other assets	1	44
Decrease (increase) in loans held for sale	(367)	1,659
Increase in deferred tax assets	(11)	(12)
Increase in taxes payable	1,547	—
(Increase) decrease in other assets, net	(314)	4
Increase (decrease) in other liabilities	977	(1,238)
Increase in interest receivable	(196)	(1,077)
Increase in interest payable	8	3,756

Total adjustments	3,096	$4,412

Net cash provided by operating activities	$5,970	$6,948

Supplemental schedule of non-cash activities:

Unrealized gain in value of securities available-for- sale, net of income taxes of $386 and $139 for the quarters ended March 31, 2008 and 2007, respectively.	$623	$224

Non-cash transfers from loans to other real estate	$811	$202

Non-cash transfers from loans to other assets	$1	$104

Change in accounting principal related to deferred compensation plan	$284	$—

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
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, comprehensive earnings for the three months ended March 31, 2008 and 2007 and changes in cash flows for the three months ended March 31, 2008 and 2007. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2007 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Balance, January 1, 2008 and 2007, respectively	$9,473	$10,209
Add (deduct):
Losses charged to allowance	(886)	(708)
Recoveries credited to allowance	159	76
Provision for loan losses	916	762

Balance, March 31, 2008 and 2007, respectively	$9,662	$10,339

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
          In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Forms 10-K and also includes, without limitation, adverse real estate market conditions, increased competition with other financial institutions, lack of sustained growth in the economy in the Company’s market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
Results of Operations
          Net earnings increased 13.3% to $2,874,000 for the three months ended March 31, 2008 from $2,536,000 in the first quarter of 2007. The increase in net earnings was primarily due to a 9.5% increase in net interest income, a 16.5% increase in non-interest income, offset by an 8.4% increase in the non interest expense. Net earnings for the three months ended March 31, 2008 compared to March 31, 2007 were also negatively impacted by the increase in provision for possible loan losses of $154,000, or 20.2%. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the quarter ended March 31, 2008 was 3.00% as compared to 3.14% for the first quarter of 2007, reflecting the competitive pricing pressures for loans and deposits experienced by the Company in its market areas, the increase in the provision for loan losses described below, the outpacing of loan growth by deposit growth, a shift in deposit mix to higher costing time deposits and the growth in investment securities, which carry lower yields than loans.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,Continued
Net Interest Income
          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, increased 1,620,000, or 7.9%, to $22,224,000 during the three months ended March 31, 2008 as compared to the first quarter of 2007. The increase in 2008 when compared to 2007 was primarily attributable to the growth of loans and the increased growth in investments and fed funds sold caused by a high volume of growth in deposits. The ratio of average earning assets to total average assets was 94.4% and 93.6% for the quarters ended March 31, 2008 and March 31, 2007, respectively.
          Interest expense increased $676,000 to $11,331,000 for the three months ended March 31, 2008 compared to the same period in 2007. The increase for the quarter ended March 31, 2008 was due primarily to an increase in the volume of deposits due to branch expansion in early 2008, as well as increased competition on deposit pricing in our market area and a shift in deposits to higher costing time deposits.
          The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $944,000, or 9.5%, for the first three months of 2008 as compared to the first quarter of 2007.
Provision for Possible Loan Losses
          The provision for possible loan losses was $916,000 and $762,000, respectively, for the first three months of 2008 and 2007, respectively. The increase in the provision was primarily related to the Company’s decision to increase the provision for possible loan losses during 2008 due to the worsening economic conditions. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge offs and recoveries) to $9,662,000, an increase of 2.0% from $9,473,000 at December 31, 2007. The allowance for possible loan losses was .94% and .95% of total loans outstanding at March 31, 2008 and December 31, 2007, respectively.
          The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company’s loan review officers, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2008 to be adequate.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,Continued
Non-Interest Income
          The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, and gain on sale of loans. Total non-interest income for the three months ended March 31, 2008 increased to $3,120,000 from $2,678,000 for the same period in 2007. Other fees and commissions increased $435,000, or 59.3%, to $1,169,000 relating primarily to an increase in check card interchange fees due to the Company changing vendors. Services charges on deposit accounts decreased $43,000, or 2.9%, to $1,455,000.
Non-Interest Expenses
          Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, loss on sale of other assets, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $651,000, or 8.4%, during the first three months of 2008 compared to the same period in 2007. The increase in non-interest expenses is attributable primarily to an increase in employee salaries and benefits associated with the number of employees necessary to support the Company’s operations. The number of employees was 365 at both March 31, 2008 and March 31, 2007, respectively. Other operating expenses for the three months ended March 31, 2008 increased to $2,019,000 from $1,757,000 for the three months ended March 31, 2007, relating primarily to an increase in FDIC premiums of $165,000 or 569.0% to $194,000 at March 31, 2008, compared to $29,000 at March 31, 2007.
Income Taxes
          The Company’s income tax expense was $1,810,000 for the three months ended March 31, 2008, an increase of $243,000 over the comparable period in 2007. The percentage of income tax expense to net income before taxes was 38.6% and 38.2% for the periods ended March 31, 2008 and 2007, respectively. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

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
          The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2008 and 2007:

	2008	2007
	(Dollars in thousands
	except per share data)
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$2,874	$2,536

Denominator – Weighted average number of common shares outstanding	6,954,648	6,878,708

Basic earnings per common share	$.41	$.37

Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$2,874	$2,536

Denominator:
Weighted average number of common shares outstanding	6,954,648	6,878,708
Dilutive effect of stock options	35,693	39,440

	6,990,341	6,918,148

Diluted earnings per common share	$.41	$.37

Financial Condition
Balance Sheet Summary
          The Company’s total assets increased 5.2% to $1,403,559,000 during the three months ended March 31, 2008 from $1,334,245,000 at December 31, 2007. Loans, net of allowance for possible loan losses, totaled $1,017,995,000 at March 31, 2008, a 3.0% increase from $988,053,000 at December 31, 2007. Securities increased $6,272,000, or 2.8%, to $229,653,000 at March 31, 2008 while Federal funds sold increased $42,868,000 to $57,590,000 at March 31, 2008 from $14,722,000 at December 31, 2007, each reflecting a growth in deposits that exceeded loan growth.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
          Total liabilities increased by 5.4% to $1,282,314,000 during the three months ended March 31, 2008 compared to $1,216,060,000 at December 31, 2007. This increase was composed primarily of a $63,979,000 increase in total deposits from $1,182,590,000 at December 31, 2007 to $1,246,569,000 at March 31, 2008. The increase in deposits included an increase in time deposits of $41,270,000 and an increase in demand deposits, NOW and savings accounts of $22,709,000. Securities sold under repurchase agreements increased $56,000 during the quarter ended March 31, 2008, and Federal Home Loan Bank advances decreased $421,000 during the quarter ended March 31, 2008.
          The following schedule details the loans of the Company at March 31, 2008 and December 31, 2007:

	(In Thousands)
	March 31,	December 31,
	2008	2007
Commercial, financial & agricultural	$338,160	$337,368
Real estate – construction	113,330	100,036
Real estate – mortgage	503,680	486,504
Installment	72,487	73,618

	1,027,657	997,526
Allowance for possible losses	(9,662)	(9,473)

	$1,017,995	$988,053

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
          A loan is impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate and it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
          The Company’s first mortgage single family residential, consumer and credit card loans, which totaled approximately $333,436,000, $70,452,000 and $2,670,000, respectively, at March 31, 2008, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
          The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are not considered determinative unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.
          Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectability of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2008, the Company had nonaccrual loans totaling $6,922,000 as compared to $2,167,000 at December 31, 2007.
          Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. Such loans, generally, have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, however, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.
          Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2008, the Company had no loans that have had the terms modified in a troubled debt restructuring.
          Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the first quarter of 2008 was $727,000 as compared to $632,000 for the quarter ended March 31, 2007.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
          Impaired loans and related allowance for loan loss amounts at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$6,922	748	2,167	313
Impaired loans with no allowance for loan loss	—	—	—	—

	$6,922	748	2,167	313

          The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
          The following schedule details selected information as to non-performing loans of the Company:

	March 31, 2008		December 31, 2007
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$2,570	5,245	1,592	1,620
Installment loans	299	1,230	437	13
Commercial	—	447	97	534

	$2,869	6,922	2,126	2,167

Renegotiated loans	$—	—	—	—

          Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2008 totaled $9,791,000 as compared to $4,293,000 at December 31, 2007. The increase of $5,498,000 in non-performing loans during the three months ended March 31, 2008 is due primarily to an increase in non-performing real estate loans and installment loans, offset by a decrease in non-performing commercial loans. The increase in non-performing real estate loans is due to two customers with large relationships. No material charge-offs on these loans are currently anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
          The following table presents certain internally graded loans as of March 31, 2008 and December 31, 2007:

	March 31, 2008
	(In thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$6,108	5,545	563	—
Real estate mortgage	4,569	1,967	2,193	409
Real estate construction	—	—	—	—
Consumer	912	290	531	91

	$11,589	7,802	3,287	500

	December 31, 2007
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,935	913	1,022	—
Real estate mortgage	5,135	2,464	2,413	258
Real estate construction	—	—	—	—
Consumer	909	330	487	92

	$7,979	3,707	3,922	350

          At March 31, 2008, loans totaling $11,589,000 were included in the Company’s internal classified loan list. Of these loans $4,569,000 are real estate and $7,020,000 are other commercial and consumer loans. The collateral values securing these loans total approximately $16,499,000, ($7,860,000 related to real property and $8,639,000 related to personal loans). Internally classified loans increased $3,610,000, or 45.2%, from $7,979,000 at December 31, 2007. Internally classified commercial loans increased $4,173,000 and personal and real estate loans decreased $563,000 from December 31, 2007 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
          Residential real estate loans that are internally graded totaling $4,569,000 and $5,135,000 at March 31, 2008 and December 31, 2007, respectively, consist of 73 and 69 loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans are currently anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Loans In	Amount	Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,048	32.9%	$2,941	33.8%
Real estate construction	724	11.0	724	10.0
Real estate mortgage	4,887	49.0	3,897	48.8
Consumer	2,003	7.1	1,911	7.4

	$9,662	100.0%	$9,473	100 .0%

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
     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2008, the Company’s liquid assets totaled $186,370,000.
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
          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $9.9 million mature or will be subject to rate adjustments within the next twelve months.
          A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2008, loans totaling approximately $467.7 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
          As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $314.7 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
          At March 31, 2008, we had unfunded loan commitments outstanding of $170.4 million and outstanding standby letters of credit of $19.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
          Capital. At March 31, 2008, total shareholders’ equity was $121,245,000, or 8.6%, of total assets, which compares with $118,185,000, or 8.9%, of total assets at December 31, 2007. The dollar increase in shareholders’ equity during the three months ended March 31, 2008 results from the Company’s net income of $2,874,000, proceeds from the issuance of common stock related to exercise of stock options of $67,000, the net effect of a $1,008,000 unrealized gain on investment securities net of applicable income taxes of $386,000, cash dividends declared of $2,075,000 of which $1,850,000 was reinvested under the Company’s dividend reinvestment plan, a charge to retained earnings of $284,000 relating to a change in accounting principle for executive officer deferred compensation, and $5,000 related to stock option compensation.
          In April 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of March 31, 2008, the Company has granted key employees options to purchase a total of 80,091 shares of common stock. At March 31, 2008, options to purchase 30,382 shares were exercisable.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends, Continued
          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and the Company’s subsidiary bank have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of March 31, 2008 and December 31, 2007.

	Wilson Bank Holding Company		Wilson Bank & Trust

	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)
March 31, 2008
Actual:
Total Capital	$124,271	11.25%	$124,457	11.26%
Tier 1 Capital	114,609	10.37	114,415	10.36
Leverage	114,609	8.45	114,415	8.44

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2007
Actual:
Total Capital	$123,242	11.67%	$123,572	12.08%
Tier 1 Capital	113,769	10.77	113,350	11.08
Leverage	113,769	8.63	113,350	8.60

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
Fair Value Measurements
          SAFS 157 provides guidance on how entities should measure fair value under generally accepted accounting principles (GAAP). For any assets or liabilities requiring a fair value, SFAS 157 establishes a hierarchy of assets valuation summarized as follows:

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
➢	Level 1 assets are those with unadjusted quoted prices in active markets for identical assets to the instrument of security being valued, for example stocks trading on the New York Stock Exchange.

➢	Level 2 assets are those where pricing inputs for the assets are observable, either directly or indirectly.

➢	Level 3 assets are those that don’t have readily observable pricing inputs.
          Except for marketable securities, restricted equity securities and impaired loans, the Company does not account for any other assets or liabilities using fair value. All marketable securities and restricted equity securities are considered Level 2 assets since their fair values are determined using observable pricing inputs. Impaired loans are considered Level 3 assets.
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
          There have been no material changes in reported market risks during the three months ended March 31, 2008.
Item 4. Controls and Procedures
          The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by the Company: in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, its Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended March 31, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not Applicable.
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

WILSON BANK HOLDING COMPANY

(Registrant)

DATE: May 9, 2008	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 9, 2008	/s/ Lisa Pominski

Lisa Pominski
Senior Vice President & Chief Financial Officer