Form 10-Q
period 2008-06-30
WILSON BANK HOLDING CO
filed 2008-08-11
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 7,033,609 shares at August 11, 2008

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets — June 30, 2008 and December 31, 2007.	3

Consolidated Statements of Earnings — For the three months and six months ended June 30, 2008 and 2007.	4

Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2008 and 2007.	5

Consolidated Statements of Cash Flows — For the six months ended June 30, 2008 and 2007.	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 4. Controls and Procedures	23

Part II: OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certification of the CEO
EX-32.2 Section 906 Certification of the CFO

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in Thousands
	Except Per Share Amounts)

Assets
Loans	$1,068,930	$997,526
Less: Allowance for possible loan losses	(10,475)	(9,473)

Net loans	1,058,455	988,053

Securities:
Held to maturity, at cost (market value $12,662 and $13,480, respectively)	12,636	13,450
Available-for-sale, at market (amortized cost $213,290 and $210,561, respectively)	207,050	209,931

Total securities	219,686	223,381

Loans held for sale	4,160	6,034
Restricted equity securities	2,983	2,983
Federal funds sold	13,943	14,722

Total earning assets	1,299,227	1,235,173

Cash and due from banks	46,755	44,853
Bank premises and equipment, net	30,971	30,411
Accrued interest receivable	9,191	8,864
Deferred income tax asset	4,713	2,539
Other real estate	1,850	1,268
Goodwill	4,805	4,805
Other intangible assets, net	1,498	1,696
Other assets	4,365	4,636

Total assets	$1,403,375	$1,334,245

Liabilities and Shareholders’ Equity
Deposits	$1,250,289	$1,182,590
Securities sold under repurchase agreements	8,626	9,771
Federal Home Loan Bank advances	14,641	15,470
Accrued interest and other liabilities	9,576	8,229

Total liabilities	1,283,132	1,216,060

Shareholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 6,977,247 and 6,916,390 shares, respectively	13,954	13,833
Additional paid-in capital	36,194	34,373
Retained earnings	73,946	70,368
Net unrealized losses on available-for-sale securities, net of income taxes of $2,389 and $241, respectively	(3,851)	(389)

Total shareholders’ equity	120,243	118,185

Total liabilities and shareholders’ equity	$1,403,375	$1,334,245

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in Thousands
		Except per Share Amounts)

Interest income:
Interest and fees on loans	$18,674	$17,873	$37,513	$35,200
Interest and dividends on securities:
Taxable securities	2,982	2,620	5,632	4,586
Exempt from Federal income taxes	137	145	289	297
Interest on loans held for sale	44	62	99	129
Interest on Federal funds sold	178	810	654	1,886
Interest and dividends on restricted securities	4	22	56	38

Total interest income	22,019	21,532	44,243	42,136

Interest expense:
Interest on negotiable order of withdrawal accounts	905	653	1,859	1,010
Interest on money market and savings accounts	1,012	1,851	2,157	3,604
Interest on certificates of deposit	8,231	8,694	17,221	16,958
Interest on securities sold under repurchase agreements	33	88	97	175
Interest on Federal Home Loan Bank advances	174	191	352	385

Total interest expense	10,355	11,477	21,686	22,132

Net interest income before provision for possible loan losses	11,664	10,055	22,557	20,004
Provision for possible loan losses	1,224	790	2,140	1,552

Net interest income after provision for possible loan losses	10,440	9,265	20,417	18,452

Non-interest income:
Service charges on deposit accounts	1,490	1,736	2,945	3,234
Other fees and commissions	1,354	942	2,523	1,689
Gain on sale of loans	375	502	797	935
Gain on sale of securities	92	—	92	—
Other income	79	—	153	—

Total non-interest income	3,390	3,180	6,510	5,858

Non-interest expense:
Salaries and employee benefits	5,128	4,734	10,118	9,417
Occupancy expenses, net	570	515	1,095	976
Furniture and equipment expense	369	367	732	738
Data processing expense	286	199	549	404
Directors’ fees	188	183	407	408
Other operating expenses	2,221	1,774	4,240	3,531
Loss on sale of other real estate	35	54	66	70
Loss on sale of other assets	2	30	3	74
Loss on sale of fixed assets	18	30	20	30

Total non-interest expense	8,817	7,886	17,230	15,648

Earnings before income taxes	5,013	4,559	9,697	8,662
Income taxes	1,950	1,739	3,760	3,306

Net earnings	3,063	2,820	5,937	5,356

Weighted average number of shares outstanding-basic	6,976,514	6,904,499	6,956,906	6,891,675

Weighted average number of shares outstanding-diluted	7,013,387	6,947,722	6,992,847	6,931,524

Basic earnings per common share	$.44	$.41	$.85	$.78

Diluted earnings per common share	$.44	$.41	$.85	$.77

Dividends per share	$—	$—	$.30	$.34

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In Thousands)

Net earnings	$3,063	$2,820	$5,937	$5,356

Other comprehensive losses, net of tax:
Unrealized losses on available-for-sale securities arising during period, net of taxes of $2,499, $1,012, $2,113 and $872, respectively	(4,028)	(1,629)	(3,405)	(1,405)

Reclassification adjustment for net gains included in net earnings, net of taxes of $35	(57)	—	(57)	—

Other comprehensive losses	(4,085)	(1,629)	(3,462)	(1,405)

Comprehensive earnings (losses)	$(1,022)	$1,191	$2,475	$3,951

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2008	2007
	(In Thousands)
Cash flows from operating activities:
Interest received	$43,840	$41,387
Fees and commissions received	5,621	4,923
Proceeds from sale of loans held for sale	42,837	46,897
Origination of loans held for sale	(40,166)	(43,789)
Interest paid	(22,254)	(21,192)
Cash paid to suppliers and employees	(13,891)	(13,501)
Income taxes paid	(4,104)	(2,876)

Net cash provided by operating activities	11,883	11,849

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	2,463	1,735
Proceeds from maturities, calls, and principal payments of available-for-sale securities	147,523	29,664
Purchase of held-to-maturity securities	(1,659)	(402)
Purchase of available-for-sale securities	(150,074)	(99,376)
Loans made to customers, net of repayments	(74,168)	(43,584)
Purchase of premises and equipment	(1,399)	(1,274)
Proceeds from sale of other real estate	956	617
Proceeds from sale of other assets	14	293
Proceeds from sale of bank premises and equipment	—	22

Net cash used in investing activities	(76,344)	(112,305)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	30,716	39,752
Net increase in time deposits	36,983	38,177
Decrease in securities sold under repurchase agreements	(1,145)	(5,952)
Net decrease in advances from Federal Home Loan Bank	(829)	(815)
Dividends paid	(2,075)	(2,305)
Proceeds from sale of common stock	1,850	2,113
Proceeds from exercise of stock options	84	49

Net cash provided by financing activities	65,584	71,019

Net increase (decrease) in cash and cash equivalents	1,123	(29,437)

Cash and cash equivalents at beginning of period	59,575	103,404

Cash and cash equivalents at end of period	$60,698	$73,967

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2008 and 2007
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2008	2007
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$5,937	$5,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	941	997
Provision for loan losses	2,140	1,552
Stock option compensation	8	6
Loss on sale of other real estate	66	70
Loss on sale of other assets	3	74
Loss on sale of fixed assets	20	30
Security gains	(92)	—
Decrease in loans held for sale	1,874	2,173
Increase in deferred tax assets	(26)	(22)
Decrease (increase) in other assets, net	100	(634)
Decrease in taxes payable	(318)	—
Increase in interest receivable	(327)	(718)
Increase in other liabilities	2,125	2,025
Increase in interest payable	(568)	940

Total adjustments	5,946	6,493

Net cash provided by operating activities	$11,883	$11,849

Supplemental schedule of non-cash activities:

Unrealized loss in values of securities available-for-sale, net of taxes of $2,148 and $872, for the six months ended June 30, 2008 and 2007, respectively.	$3,462	$1,405

Non-cash transfers from loans to other real estate	$1,604	$554

Non-cash transfers from loans to other assets	$22	$339

Change in accounting principle related to deferred compensation plan	$284	$—

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
Fair Value Measurements
          SAFS 157 provides guidance on how entities should measure fair value under generally accepted accounting principles (GAAP). For any assets or liabilities requiring a fair value, SFAS 157 establishes a hierarchy of assets valuation summarized as follows:
•	Level 1 assets are those with unadjusted quoted prices in active markets for identical assets to the instrument of security being valued, for example stocks trading on the New York Stock Exchange.

•	Level 2 assets are those where pricing inputs for the assets are observable, either directly or indirectly.

•	Level 3 assets are those that don’t have readily observable pricing inputs.
     Except for marketable securities, restricted equity securities and impaired loans, the Company does not account for any other assets or liabilities using fair value. All marketable securities and restricted equity securities are considered Level 2 assets since their fair values are determined using observable pricing inputs. Impaired loans are considered Level 3 assets
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, comprehensive earnings for the three and six months ended June 30, 2008 and 2007 and changes in cash flows for the six months ended June 30, 2008 and 2007. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2007 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2008	2007
	(In Thousands)

Balance, January 1, 2008 and 2007, respectively	$9,473	$10,209
Add (deduct):
Losses charged to allowance	(1,386)	(2,198)
Recoveries credited to allowance	248	153
Provision for loan losses	2,140	1,552

Balance, June 30, 2008 and 2007, respectively	$10,475	$9,716

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary, Wilson Bank & Trust. This discussion should be read in conjunction with the consolidated financial statements included herewith. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
          In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect” “intend” “should” “may” “could” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those risks described in the Company’s Annual Report on Form 10-K and also includes, without limitation, deterioration in real estate market conditions in the Company’s market area, increased competition with other financial institutions, lack of sustained growth in the economy in the Company’s market area, rapid fluctuations in interest rates, significant downturns in the business of one or more large customers, changes in the legislative and regulatory environment, inadequate allowance for loan losses and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those projected in forward-looking statements.

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
          We establish the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer and residential mortgage loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on one or more of the following: the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations
Net earnings increased 10.9% to $5,937,000 for the six months ended June 30, 2008 from $5,356,000 in the first six months of 2007. Net earnings were $3,063,000 for the quarter ended June 30, 2008, an increase of $243,000, or 8.6%, from $2,820,000 for the three months ended June 30, 2007 and an increase of $189,000, or 6.6%, over the quarter ended March 31, 2008. The increase in net earnings during the six months ended June 30, 2008 as compared to the prior year period was primarily due to a 5.0% increase in total interest income, offset by a 2.0% decrease in interest expense. Net earnings for the six months ended June 30, 2008 compared to June 30, 2007 were negatively impacted by the increase in provision for possible loan losses of $588,000, or 37.9% over the prior year’s comparable period. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the six months ended June 30, 2008 was 3.48% as compared to 3.30% for the first six months of 2007 and the net interest margin was 3.16% for the quarter ended June 30, 2008 compared to 3.32% for the quarter ended June 30, 2007. The increase in net interest margin for the six months ended June 30, 2008, reflects the decrease in deposit pricing and the outpacing of loan growth by deposit growth.
Net Interest Income
          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $2,107,000, or 5.0%, during the six months ended June 30, 2008 as compared to the same period in 2007. The increase in total interest income was $487,000, or 2.3%, for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. Interest income for the second quarter of 2008 decreased $205,000, or 0.9%, over the first three months of 2008. The increase in the first six months of 2008 was primarily attributable to the growth of loans and the increased fed funds sold primarily attributable to the growth in deposits. The ratio of average earning assets to total average assets was 94.3% and 93.8% for the six months ended June 30, 2008 and June 30, 2007, respectively.
          Interest expense decreased $446,000, or 2.0%, for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease was $1,122,000, or 9.8%, for the three months ended June 30, 2008 as compared to the same period in 2007. Interest expense decreased $976,000, or 8.6%, for the quarter ended June 30, 2008 over the first three months of 2008. The decrease for the quarter ended June 30, 2008 and for the six months ended June 30, 2008 was primarily due to a decrease in the rates paid on deposits reflecting the actions of the Federal Reserve Open Markets Committee to lower short term interest rates.
          The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $2,553,000, or 12.8%, for the first six months of 2008 as compared to the same period in 2007. The increase was $1,609,000, or 16.0%, for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 and $771,000, or 7.1%, when compared to the first quarter of 2008.
Provision for Possible Loan Losses
          The provision for possible loan losses was $2,140,000 and $1,552,000 for the first six months of 2008 and 2007, respectively. The provision for loan losses during the three month periods

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
ended June 30, 2008 and 2007 was $1,224,000 and $790,000, respectively. The increase in the provision in each of 2008 second quarter and first six months of 2008 related to the Company’s decision to increase the provision of possible loan losses during 2008 due to an increase in loan growth and the continued weakening of economic conditions. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge-offs and recoveries) to $10,475,000, an increase of 10.6% from $9,473,000 at December 31, 2007 and a reduction of $189,000, or 2.0% from March 31, 2008. The allowance for possible loan losses was .98% and .95% of total loans at June 30, 2008 and December 31, 2007, respectively.
          The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at June 30, 2008 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses.
Non-Interest Income
          The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2008 increased 11.1% to $6,510,000 from $5,858,000 for the same period in 2007. The increase was $210,000, or 6.6%, during the quarter ended June 30, 2008 compared to the second quarter in 2007 and there was an increase of $270,000, or 8.6%, over the first three months of 2008. The increase for the first six months of 2008 was due primarily to an increase in other fees and commissions and an increase in other income. Other fees and commissions increased $834,000, or 49.4%, during the six months ended June 30, 2008 compared to the same period in 2007. Other fees and commissions increased $412,000, or 43.7%, during the quarter ended June 30, 2008 compared to the same quarter in 2007. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees. Other income increased $153,000 during the six months ended June 30, 2008 due to a reclassification of income and expenses relating to debit and credit card exchange fees. Service charges on deposit accounts decreased $289,000, or 8.9%, during the six months ended June 30, 2008 compared to the same period in 2007 as a result of a reduction in insufficient fund fees resulting from the bank changing the posting of debit card transaction from delayed posting to real time balances.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
The decrease was $246,000, or 14.2% during the quarter ended June 30, 2008 compared to the second quarter of 2007 and there was an increase of $35,000, or 2.4%, over the first three months of 2008.
Non-Interest Expenses
          Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other real estate and other operating expenses. Total non-interest expenses increased $1,582,000, or 10.1%, during the first six months of 2008 compared to the same period in 2007. The increase for the quarter ended June 30, 2008 was $931,000, or 11.8%, as compared to the comparable quarter in 2007. The Company experienced an increase of $404,000, or 4.8%, in non-interest expenses in the quarter as compared to the first three months of 2008. The increase in non-interest expenses is attributable primarily to an increase in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. The number of employees increased from 365 at June 30, 2007 to 369 at June 30, 2008. Other operating expenses for the six months ended June 30, 2008 increased to $4,240,000 from $3,531,000 for the comparable period in 2007. Other operating expenses increased $447,000, or 25.2%, during the quarter ended June 30, 2008 as compared to the same period in 2007. The increase in other operating expenses for the six months ended June 30, 2008 related primarily to an increase in FDIC insurance premiums of $335,000, or 558.3% to $395,000 at June 30, 2008 compared to $60,000 at June 30, 2007 due to exhausting a one time credit allowed by the FDIC in determining the FDIC insurance premium.
Income Taxes
          The Company’s income tax expense was $3,760,000 for the six months ended June 30, 2008 an increase of $454,000 over the comparable period in 2007. Income tax expense was $1,950,000 for the quarter ended June 30, 2008, an increase of $211,000 over the same period in 2007. The percentage of income tax expense to net income before taxes was 38.8% and 38.2% for the six months ended June 30, 2008 and 2007, respectively, and 38.9% and 38.1% for the quarters ended June 30, 2008 and 2007, respectively. The percentage of income tax expense to net income before taxes was 38.6% for the first three months of 2008. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

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
          The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)

Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$3,063	$2,820	$5,937	$5,356

Denominator — Weighted average number of common shares outstanding	6,976,514	6,904,499	6,956,906	6,891,675

Basic earnings per common share	$.44	$.41	$.85	$.78

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$3,063	$2,820	$5,937	$5,356

Denominator — Weighted average number of common shares outstanding	6,976,514	6,904,499	6,956,906	6,891,675
Dilutive effect of stock options	36,873	43,223	35,941	39,849

	7,013,387	6,947,722	6,992,847	6,931,524

Diluted earnings per common share	$.44	$.41	$.85	$.77

Financial Condition
Balance Sheet Summary
          The Company’s total assets increased 5.2% to $1,403,375,000 during the six months ended June 30, 2008 from $1,334,245,000 at December 31, 2007. Total assets decreased $184,000 during the three-month period ended June 30, 2008 after increasing $69,314,000, or 5.2%, during the three-month period ended March 31, 2008. Loans, net of allowance for possible loan losses, totaled $1,058,455,000 at June 30, 2008, a 7.1% increase compared to $988,053,000 at December 31, 2007. Loans increased $40,460,000, or 4.0%, during the three months ended June 30, 2008. Securities decreased $3,695,000, or 1.7%, to $219,686,000 at June 30, 2008 from $223,381,000 at December 31, 2007. Securities decreased

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
$9,967,000, or 4.3%, during the three months ended June 30, 2008. Federal funds sold decreased from $14,722,000 at December 31, 2007 to $13,943,000 at June 30, 2008, reflecting a growth in loans that exceeded deposit growth.
          Total liabilities increased by 5.5% to $1,283,132,000 at June 30, 2008 compared to $1,216,060,000 at December 31, 2007. For the quarter ended June 30, 2008 total liabilities increased $818,000, or 0.1%. The increase in total liabilities for the six months ended June 30, 2008, was comprised primarily of a $67,699,000, or 5.7%, increase in total deposits, offset by a decrease of $1,145,000, or 11.7%, in securities sold under repurchase agreements during the six months ended June 30, 2008. Federal Home Loan Bank advances decreased $829,000 during the six months ended June 30, 2008.
          The following schedule details the loans of the Company at June 30, 2008 and December 31, 2007:

	(In Thousands)
	June 30,	December 31,
	2008	2007

Commercial, financial & agricultural	$349,553	$337,368
Real estate — construction	110,957	100,036
Real estate — mortgage	532,828	486,504
Consumer	75,592	73,618

	1,068,930	997,526
Allowance for possible losses	(10,475)	(9,473)

	$1,058,455	$988,053

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
          A loan is impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate and it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          The Company’s first mortgage single family residential, consumer and credit card loans, which totaled approximately $354,067,000, $68,238,000 and $2,814,000, respectively, at June 30, 2008, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
          Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2008, the Company had nonaccrual loans totaling $9,281,000 as compared to $2,167,000 at December 31, 2007. The increase in nonaccrual loans is primarily related to loans included in three large relationships in the Company’s loan portfolio where the borrower has indicated that it is unable to repay the loan in full.
          Other loans may be classified as impaired when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate. Such loans generally have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.
          Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2008, the Company had no loans that have had the terms modified in a troubled debt restructuring.
          Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the period ended June 30, 2008 was $1,138,000 as compared to $2,045,000 for the period ended June 30, 2007.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          Impaired loans and related allowance for loan loss amounts at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$9,281	1,354	$2,167	313
Impaired loans with no allowance for loan loss	—	—	—	—

	$9,281	1,354	$2,167	$313

          The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral. The increase in impaired loans includes three large relationships which make up 75% of the impaired loans at June 30, 2008 and make up 0.8% of the Company’s total loan portfolio.
          The following schedule details selected information as to non-performing loans of the Company at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$2,839	8,843	$1,592	1,620
Installment loans	328	226	437	13
Commercial	3	212	97	534

	$3,170	9,281	$2,126	2,167

Renegotiated loans	$—	—	—	—

          Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2008 totaled $12,451,000 an increase from $4,293,000 at December 31, 2007. During the three months ended June 30, 2008, non-performing loans increased $2,660,000 from $9,791,000 at March 31, 2008. The increase in non-performing loans during the six months ended June 30, 2008 of $8,158,000 is due primarily to an increase in non-performing real estate loans of $8,470,000 and an increase in non-performing installment loans of $104,000, offset by a decrease in non-performing commercial loans of $416,000. The increase in non performing loans relates primarily to two customers with non-performing loans totaling $6,937,000. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to loan losses.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2 . Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
          The following table presents total internally graded loans as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and Agricultural	$589	136	453	—
Real estate mortgage	11,844	3,517	8,327	—
Real estate construction	8,199	1,408	6,791	—
Consumer	1,174	325	811	38

	$21,806	5,386	16,382	38

	December 31, 2007
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and Agricultural	$1,935	913	1,022	—
Real estate mortgage	5,104	2,433	2,413	258
Real estate construction	57	32	25	—
Consumer	883	329	462	92

	$7,979	3,707	3,922	350

          The collateral values securing internally graded loans, based on estimates received by management, total approximately $48,351,000 ($26,198,000 related to real property, $17,033,000 related to real estate construction, and $5,120,000 related to personal and other loans). The internally classified loans have increased $13,827,000, or 173.3%, from $7,979,000 at December 31, 2007 to $21,806,000 at June 30, 2008. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
          Residential real estate loans that are internally classified totaling $11,844,000 and $5,104,000 at June 30, 2008 and December 31, 2007, respectively, consist of 99 and 67 loans at June 30, 2008 and December 31 2007, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans are currently anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2008		December 31, 2007
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,496	32.7%	$2,941	33.8%
Real estate construction	3,049	10.4	724	10.0
Real estate mortgage	3,185	49.8	3,897	48.8
Consumer	2,745	7.1	1,911	7.4

	$10,475	100.0%	$9,473	100.0%

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
          Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2008, the Company’s liquid assets totaled $123,221,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.5 million mature or will be subject to rate adjustments within the next twelve months.
          A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2008, loans totaling approximately $447.3 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
          As for liabilities, certificates of deposit of $100,000 or greater totaling approximately$309.7 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
          At June 30, 2008, the Company had unfunded loan commitments outstanding of $183.3 million and outstanding standby letters of credit of $20.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends
          At June 30, 2008, total stockholders’ equity was $120,243,000, or 8.6% of total assets, which compares with $118,185,000, or 8.9% of total assets at December 31, 2007. The dollar increase in stockholders’ equity during the six months ended June 30, 2008 results from the Company’s net income of $5,937,000, proceeds from the issuance of common stock related to exercise of stock options of $83,000, the net effect of a $5,610,000 unrealized loss on investment securities net of applicable income taxes of $2,148,000, cash dividends declared of $2,075,000 of which $1,850,000 was reinvested under the Company’s dividend reinvestment plan, a charge to retained earnings of $284,000 relating to a change in accounting principle for executive officer deferred compensation, and $9,000 related to stock option compensation.
          In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of June 30, 2008, the Company has granted key employees options to purchase a total of 78,171 shares of common stock. At June 30, 2008, options to purchase 29,620 shares were exercisable.
          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary bank have none, and

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary’s capital ratios as of June 30 , 2008 and December 31, 2007.

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)

June 30, 2008
Actual:
Total Capital	$128,673	11.81%	$128,524	11.80%
Tier 1 Capital	117,791	10.81	117,641	10.80
Leverage	117,791	8.51	117,641	8.49

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2007
Actual:
Total Capital	$123,242	11.67%	$123,572	12.08%
Tier 1 Capital	113,769	10.77	113,350	11.08
Leverage	113,769	8.63	113,350	8.60

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
          The Company is considered to be well capitalized under regulatory definition.
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
          There have been no material changes in reported market risks during the six months ended June 30, 2008.
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
          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended June 30, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held April 8, 2008 at which the shareholders voted on the following board members: Jack W. Bell, Mackey Bentley, Harold R. Patton, and H. Elmer Richerson.
Each director was elected by the following tabulation:

	Number
	Of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes
Jack W. Bell	4,345,435	4,329,855	15,580	0	0
Mackey Bentley	4,345,435	4,361,398	15,963	0	0
Harold R. Patton	4,345,435	4,329,855	15,580	0	0
H. Elmer Richerson	4,345,435	4,329,821	15,614	0	0
In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

Charles Bell	2009
Randall Clemons	2009
Jerry L. Franklin	2009
James Anthony Patton	2009
James F. Comer	2010
John B Freeman	2010
Marshall Griffith	2010
John R. Trice	2010
Robert T. Vanhooser Jr.	2010

Item 5.	OTHER INFORMATION
     Shareholders intending to submit proposals for presentation at the next Annual Meeting and inclusion in the Proxy Statement and form of proxy for such meeting should forward such proposals to J. Randall Clemons, Wilson Bank Holding Company, 623 West Main Street, Lebanon, Tennessee 37087. Proposals must be in writing and must be received by the Company prior to November 7, 2008 in order to be included in the Company’s Proxy Statement and form of proxy relating to the 2007 Annual Meeting of Shareholders. Proposals should be sent to the Company by certified mail, return receipt requested, and must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.
     For any other shareholder proposals to be timely (but not considered for inclusion in the Company’s Proxy Statement), a shareholder must forward such proposal to Mr. Clemons at the Company’s main office (listed above) prior to January 21, 2009.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 11, 2008	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 11, 2008	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer