Form 10-Q
period 2008-09-30
WILSON BANK HOLDING CO
filed 2008-11-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
YES ☒                         NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                         Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                         NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 7,035,173 shares at November 10, 2008

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars in Thousands
	Except Per Share Amounts)
Assets
Loans	$1,088,471	$997,526
Less: Allowance for loan losses	(11,158)	(9,473)

Net loans	1,077,313	988,053

Securities:
Held to maturity, at cost (market value $11,966 and $13,480, respectively)	11,977	13,450
Available-for-sale, at market (amortized cost $199,484 and $210,561, respectively)	196,830	209,931

Total securities	208,807	223,381

Loans held for sale	4,535	6,034
Restricted equity securities	2,983	2,983
Federal funds sold	16,625	14,722

Total earning assets	1,310,263	1,235,173

Cash and due from banks	35,976	44,853
Bank premises and equipment, net	30,718	30,411
Accrued interest receivable	8,305	8,864
Deferred income tax	3,354	2,539
Other real estate	3,569	1,268
Goodwill	4,805	4,805
Other intangible assets, net	1,399	1,696
Other assets	4,285	4,636

Total assets	$1,402,674	$1,334,245

Liabilities and Stockholders’ Equity
Deposits	$1,244,092	$1,182,590
Securities sold under repurchase agreements	8,985	9,771
Federal Home Loan Bank Advances	14,225	15,470
Accrued interest and other liabilities	9,643	8,229

Total liabilities	1,276,945	1,216,060

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 7,034,551 at September 30, 2008 and 6,916,390 shares at December 31, 2007, respectively	14,069	13,833
Additional paid-in capital	37,992	34,373
Retained earnings	75,306	70,368
Net unrealized losses on available-for-sale securities, net of income taxes of $1,016 and $241, respectively	(1,638)	(389)

Total stockholders’ equity	125,729	118,185

Total liabilities and stockholders’ equity	$1,402,674	$1,334,245

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$18,724	$18,783	$56,237	$53,983
Interest and dividends on securities:
Taxable securities	2,773	3,002	8,405	7,588
Exempt from Federal income taxes	130	143	419	440
Interest on loans held for sale	50	56	149	185
Interest on Federal funds sold	52	328	706	2,214
Interest and dividends on restricted securities	2	103	58	141

Total interest income	21,731	22,415	65,974	64,551

Interest expense:
Interest on negotiable order of withdrawal accounts	930	893	2,789	1,903
Interest on money market and savings accounts	1,139	1,816	3,296	5,420
Interest on certificates of deposit	7,274	8,874	24,495	25,832
Interest on securities sold under repurchase agreements	43	78	140	253
Interest on Federal Home Loan Bank advances	171	188	523	573
Interest on Federal funds purchased	4	—	4	—

Total interest expense	9,561	11,849	31,247	33,981

Net interest income before provision for possible loan losses	12,170	10,566	34,727	30,570
Provision for possible loan losses	1,212	805	3,352	2,357

Net interest income after provision for possible loan losses	10,958	9,761	31,375	28,213

Non-interest income:
Service charges on deposit accounts	1,570	1,624	4,515	4,858
Other fees and commissions	1,240	1,010	3,763	2,699
Gain on sale of loans	375	458	1,172	1,393
Gain (loss) on sale of securities	(12)	—	80	—
Other income	85	—	238	—

Total non-interest income	3,258	3,092	9,768	8,950

Non-interest expense:
Salaries and employee benefits	5,007	4,805	15,125	14,222
Occupancy expenses, net	611	563	1,706	1,539
Furniture and equipment expense	396	373	1,128	1,111
Data processing expense	284	279	833	683
Directors’ fees	186	188	593	596
Advertising	263	339	792	962
FDIC insurance expense	210	30	606	90
Other operating expenses	1,715	1,529	5,030	4,377
Loss on sale of other real estate	136	53	202	123
Loss on sale of other assets	12	43	15	117
Loss on sale of fixed assets	—	—	20	30

Total non-interest expense	8,820	8,202	26,050	23,850

Earnings before income taxes	5,396	4,651	15,093	13,313
Income taxes	2,107	1,776	5,867	5,082

Net earnings	$3,289	$2,875	$9,226	$8,231

Weighted average number of shares outstanding-basic	7,015,615	6,888,456	6,982,596	6,880,332

Weighted average number of shares outstanding-diluted	7,050,506	6,930,522	7,016,838	6,918,969

Basic earnings per common share	$.47	$.42	$1.32	$1.20

Diluted earnings per common share	$.47	$.42	$.1.31	$1.19

Dividends per share	$.30	$—	$.60	$.45

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Net earnings	$3,289	$2,875	$9,226	$8,231

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $1,368, $1,136, $744, and $264, respectively	2,206	1,831	(1,200)	426
Reclassification adjustment for net gains (losses) included in net earnings, net of taxes of $5 and $31, respectively	7	—	(49)	—

Other comprehensive earnings (losses)	2,213	1,831	(1,249)	426

Comprehensive earnings	$5,502	$4,706	$7,977	$8,657

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2008	2007
	(In Thousands)
Cash flows from operating activities:
Interest received	$66,465	$62,662
Fees and commissions received	8,516	7,557
Proceeds from sale of loans	54,586	69,073
Origination of loans held for sale	(51,915)	(67,772)
Interest paid	(32,194)	(32,983)
Cash paid to suppliers and employees	(21,013)	(20,743)
Income taxes paid	(6,506)	(4,662)

Net cash provided by operating activities	17,939	13,132

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity Securities	3,117	1,844
Proceeds from maturities, calls, and principal payments of available-for-sale Securities	187,523	47,917
Purchase of held-to-maturity securities	(1,659)	(402)
Purchase of available-for-sale securities	(176,283)	(101,376)
Loans made to customers, net of repayments	(98,737)	(86,512)
Purchase of premises and equipment	(1,630)	(2,789)
Proceeds from sale of other real estate	3,586	799
Proceeds from sale of other assets	26	414
Purchase of restricted equity securities	—	(43)
Proceeds from sale of bank premises and equipment	—	52

Net cash used in investing activities	(84,057)	(140,096)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	34,275	48,487
Net increase in time deposits	27,227	50,353
Net decrease in securities sold under repurchase agreements	(786)	(4,968)
Repayment of advances from Federal Home Loan Bank	(1,245)	(1,222)
Dividends paid	(4,168)	(2,305)
Proceeds from sale of common stock	3,703	2,113
Proceeds from exercise of stock options	138	102

Net cash provided by financing activities	59,144	92,560

Net decrease in cash and cash equivalents	(6,974)	(34,404)

Cash and cash equivalents at beginning of period	59,575	103,404

Cash and cash equivalents at end of period	$52,601	69,000

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2008 and 2007
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2008	2007
	(In Thousands)
Reconciliation of net earnings to net cash provided by Operating activities:
Net earnings	$9,226	$8,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,532	1,533
Provision for loan losses	3,352	2,357
Loss on sale of other real estate	202	123
Loss on sale of other assets	15	117
Security gains	(80)	—
Loss on sale of premises and equipment	20	30
Decrease in income tax receivable	176	452
Increase (decrease) in loans held for sale	1,499	(92)
Increase in deferred tax assets	(40)	(32)
Decrease (increase) in other assets, net	170	(857)
Increase (decrease) in interest receivable	559	(1,850)
Increase in other liabilities	2,255	2,122
Decrease (increase) in interest payable	(947)	998

Total adjustments	$8,713	$4,901

Net cash provided by operating activities	$17,939	$13,132

Supplemental schedule of non-cash activities:

Unrealized gain (losses) in values of securities available-for-sale, net of taxes of $775,000 and $264,000 for the nine months ended September 30, 2008 and 2007, respectively	$1,249	$426

Non-cash transfers from loans to other real estate	$6,089	$1,951

Non-cash transfers from loans to other assets	$36	$342

Change in accounting principal related to deferred compensation plan	$120	$—

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
     The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (the “Company”) and its wholly-owned subsidiary, Wilson Bank and Trust
     The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, the results of operations for the three months and nine months ended September 30, 2008 and 2007, comprehensive earnings (losses) for the three months and nine months ended September 30, 2008 and 2007 and changes in cash flows for the nine months ended September 30, 2008 and 2007. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2007 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Fair Value Measurements
     Statement of Financial Accounting Standards (“SFAS”) No. 157 provides guidance on how entities should measure fair value under generally accepted accounting principles (GAAP). For any assets or liabilities requiring a fair value, SFAS 157 establishes a hierarchy of assets valuation summarized as follows:
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Allowance for Loan Losses
Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In Thousands)
Balance, January 1, 2008 and 2007, respectively	$9,473	$10,209
Add (deduct):
Losses charged to allowance	(2,007)	(3,449)
Recoveries credited to allowance	340	234
Provision for loan losses	3,352	2,357

Balance, September 30, 2008 and 2007, respectively	$11,158	$9,351

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     We establish the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans and residential mortgage). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on one or more of the following: the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
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
Results of Operations
     Net earnings increased 12.1% to $9,226,000 for the nine months ended September 30, 2008 from $8,231,000 in the first nine months of 2007. Net earnings were $3,289,000 for the quarter ended September 30, 2008, an increase of $414,000, or 14.4%, from $2,875,000 for the three months ended September 30, 2007 and an increase of $226,000, or 7.4%, over the quarter ended June 30, 2008. The increase in net earnings during the nine months ended September 30, 2008 as compared to the prior year period was primarily due to a 2.2% increase in total interest income, and an 8.0% decrease in interest expense. Net earnings for the nine months ended September 30, 2008 compared to September 30, 2007 were negatively impacted by the increase in provision for possible loan losses of $995,000, or 42.2%, over the prior year’s comparable period. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the nine months ended September 30, 2008 was 3.6% as compared to 3.4% for the first nine months of 2007, and the net interest margin was 3.3% for the quarter ended September 30, 2008 compared to 3.2% for the quarter ended June 30, 2008 and 3.0% for the quarter ended March 31, 2008 and 3.5% for the quarter ended September 30, 2007. The increase in net interest margin for the nine months ended September 30, 2008, reflects the decrease in deposit pricing and the outpacing of loan growth by deposit growth.
Net Interest Income
     Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $1,423,000, or 2.2%, during the nine months ended September 30, 2008 as compared to the same period in 2007. Total interest income decreased $684,000, or 3.1%, for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 and decreased $288,000, or 1.3%, over the second quarter of 2008 reflecting the impact of cuts by the Federal Reserve Open Markets Committee to the federal funds rate. The increase in the first nine months of 2008 was primarily attributable to the growth in loans and the increased fed funds sold primarily attributable to the growth in deposits. The ratio of average earning assets to total average assets was 94.3% and 91.7% for the nine months ended September 30, 2008 and September 30, 2007, respectively.
     Interest expense decreased $2,734,000, or 8.0%, for the nine months ended September 30, 2008 as compared to the same period in 2007. Interest expense decreased $2,288,000, or 19.3%, for the three months ended September 30, 2008 as compared to the same period in 2007. Interest expense decreased $794,000, or 7.7%, for the quarter ended September 30, 2008 over the quarter ended June 30, 2008. The decrease for the quarter ended September 30, 2008 and for the nine months ended September 30, 2008, was primarily due to a decrease in the rates paid on deposits reflecting the actions of the Federal Reserve Open Markets Committee to lower short term rates.
     The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $4,157,000, or 13.6%, for the first nine months of 2008 as compared to the same period in 2007 and of $1,604,000, or 15.2%, for the quarter ended September 30, 2008 when compared to the quarter ended September 30, 2007 and $506,000, or 4.3%, when compared to the second quarter of 2008.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Provision for Possible Loan Losses
     The provision for possible loan losses was $3,352,000 and $2,357,000 for the first nine months of 2008 and 2007, respectively. The provision for loan losses during the quarter ended September 30, 2008 and 2007 was $1,212,000 and $805,000, respectively. The increase in the provision in each of the 2008 third quarter and the first nine months of 2008 related to the Company’s decision to increase the provision for possible loan losses during 2008 due to an increase in loan growth and the continued weakening of economic conditions in the Company’s market areas, generally, and in the residential real estate construction and development area specifically. The provision for possible loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for loan losses raised the allowance for possible loan losses (net of charge-offs and recoveries) to $11,158,000, an increase of 17.8% from $9,473,000 at December 31, 2007 and an increase of $683,000, or 6.5%, from June 30, 2008. The allowance for possible loan losses was 1.03% at September 30, 2008 and 0.95% at December 31, 2007. The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at September 30, 2008 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses.
Non-Interest Income
     The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2008 increased 9.1% to $9,768,000 from $8,950,000 for the same period in 2007 and increased $160,000, or 5.4%, during the quarter ended September 30, 2008 when compared to the third quarter of 2007. Non-interest income decreased $132,000, or 3.9%, during the quarter ended September 30, 2008. The increase for the nine months and three months ended September 20, 2008 as compared to the comparable periods in 2007 was due primarily to an increase in other fees and commissions and an increase in other income. Other fees and commissions increased $1,064,000, or 39.4%, during the nine months ended September 30, 2008 compared to the same period in 2007. Other fees and commissions increased $230,000, or 22.8%, during the quarter ended September 30, 2008 compared to the same quarter in 2007. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees. Other income increased $238,000 during the

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
nine months ended September 30, 2008 compared to the same period in 2007. Other income increased $85,000 during the quarter ended September 30, 2008 compared to the same quarter in 2007. Other income increased due to a reclassification of income and expenses relating to debit and credit card exchange fees. Offsetting these improvements in part was a reduction in service charges on deposit accounts of $343,000, or 7.1% during the nine months ended September 30, 2008 compared to the same period in 2007 reflecting a reduction in insufficient fund fees resulting from the bank changing the posting of debit card transactions from delayed posting to real time balances. The decrease was $54,000, or 3.3%, during the quarter ended September 30, 2008 compared to the third quarter of 2007.
Non-Interest Expenses
     Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $2,200,000, or 9.2%, during the first nine months of 2008 compared to the same period in 2007. The increases for the quarter ended September 30, 2008 were $618,000, or 7.5%, as compared to the comparable quarter in 2007 and $3,000, or 0.03%, as compared to the second quarter of 2008. The increases in non-interest expenses are attributable primarily to an increase in employee salaries and benefits and occupancy expenses associated with the number of employees and facilities necessary to support the Company’s operations. Other operating expenses for the nine months ended September 30, 2008 increased to $5,030,000 from $4,377,000 for the comparable period in 2007. Other operating expenses increased $186,000, or 12.2%, during the quarter ended September 30, 2008 as compared to the same period in 2007. The increase in other operating expenses for the quarter and nine months ended September 30, 2008 related primarily to a reclassification of income and expenses relating to debit and credit card exchange fees.
Income Taxes
     The Company’s income tax expense was $5,867,000 for the nine months ended September 30, 2008, an increase of $785,000 over the comparable period in 2007. Income tax expense was $2,107,000 for the quarter ended September 30, 2008, an increase of $331,000 over the same period in 2007. The percentage of income tax expense to net income before taxes was 38.9% for the nine months ended September 30, 2008 and 38.2% for the nine months ended September 30, 2007 and 39.1% and 38.2% for the quarters ended September 30, 2008 and 2007, respectively. The percentage of income tax expense to net income before taxes was 38.9% for the second quarter of 2008. The effective tax rate exceeds the statutory tax rate as a result of permanent differences related to life insurance premiums.

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
     The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$3,289	$2,875	$9,226	$8,231

Denominator — Weighted average number of common shares outstanding	7,015,615	6,888,456	6,982,596	6,880,332

Basic earnings per common share	$.47	$.42	$1.32	$1.20

Diluted EPS Computation:
Numerator — Earnings available to common stockholders	$3,289	2,875	$9,226	8,231

Denominator — Weighted average number of common shares outstanding	7,015,615	6,888,456	6,982,596	6,880,332
Dilutive effect of stock options	34,891	42,066	34,242	38,637

	7,050,506	6,930,522	7,016,838	6,918,969

Diluted earnings per common share	$.47	$.42	$1.31	1.19

Financial Condition
Balance Sheet Summary
     The Company’s total assets increased 5.1% to $1,402,674,000 during the nine months ended September 30, 2008 from $1,334,245,000 at December 31, 2007. Total assets decreased $701,000 during the three-month period ended September 30, 2008, decreased $184,000 during the three-month period ended June 30, 2008 and increased $69,314,000 during the three-month period ended March 31, 2008. The increase in assets during the quarter ended March 31, 2008 was primarily due to a deposit promotion offered during the opening of a new office during January 2008. This promotion was advertised prior to the Federal Reserve Open Markets Committee lowering short term rates and the Company chose to honor their advertisement. Loans, net of allowance for possible loan losses, totaled $1,077,313,000 at September 30, 2008, a 9.0% increase compared to $988,053,000 at December 31, 2007. Net loans increased $18,858,000, or 1.8%, $40,460,000, or 4.0%, and $29,942,000, or 3.0%, during the quarters ended September 30, 2008, June 30, 2008 and March 31, 2008, respectively. Securities decreased $14,574,000, or 6.5%, to $208,807,000 at September 30, 2008 from $223,381,000 at December 31, 2007. Securities decreased $10,879,000, or 5.0%, during the three months ended September 30, 2008. Federal

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
funds sold increased to $16,625,000 at September 30, 2008 from $14,722,000 at December 31, 2007, reflecting a decrease in securities and a growth in loans that exceeded deposit growth.
     Total liabilities increased by 5.1% to $1,276,945,000 at September 30, 2008 compared to $1,216,060,000 at December 31, 2007. From June 30, 2008, total liabilities decreased $6,187,000, or 0.5%. The increase in total liabilities was composed primarily of a $61,502,000, or 5.2% increase in total deposits, offset by a decrease of $786,000, or 8.0%, in securities sold under repurchase agreements during the nine months ended September 30, 2008. Federal Home Loan Bank advances decreased $1,245,000 during the nine months ended September 30, 2008.
     The following schedule details the loans of the Company at September 30, 2008 and December 31, 2007:

	(In Thousands)
	September 30,	December 31,
	2008	2007
Commercial, financial & agricultural	$339,094	$337,368
Real estate — construction	114,853	100,036
Real estate — mortgage	560,263	486,504
Installment	74,261	73,618

Allowance for possible losses	$1,088,471	$997,526
	11,158	(9,473)

	$1,077,313	$988,053

     The Company follows the provisions SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.
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
     The Company’s first mortgage single family residential, consumer and credit card loans, which totaled approximately $363,941,000, $65,811,000 and $2,806,000, respectively, at September 30, 2008, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118.Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2008, the Company had nonaccrual loans totaling $11,931,000 as compared to $2,167,000 at December 31, 2007. The increase in non-accrual loans is primarily related to residential development and non improved real estate loans that are included in three large relationships in the Company’s loan portfolio where the borrower has indicated that it is having financial difficulties at the present time and is unable to timely make principal and interest payments.
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
     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2008, the Company had no loans that have had the terms modified in a troubled debt restructuring.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations,Continued
     Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the nine months ended September 30, 2008 were $1,667,000 as compared to $3,215,000 for the nine months ended September 30, 2007. The decrease in charge-offs for the nine months ended September 30, 2008 was related to a reduction in the loan portfolio of a former branch manager who had engaged in what appeared to be inappropriate banking procedures when documenting loans and releasing the underlying collateral.
     Impaired loans and related allowance for loan loss amounts at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$11,931	1,759	$2,167	313
Impaired loans with no allowance for loan loss	—	—	—	—

	$11,931	1,759	$2,167	313

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral. The increase in impaired loans includes the three large relationships described above which make up 80% of the impaired loans at September 30, 2008 and make up 0.8% of the Company’s total loan portfolio.
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$4,352	11,221	1,592	1,620
Installment loans	374	227	437	13
Commercial	70	483	97	534

	$4,796	11,931	2,126	2,167

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2008 totaled $16,727,000, an increase from $4,293,000 at December 31, 2007. During the quarter ended September 30, 2008, non-performing loans increased $4,276,000 from $12,451,000 at June 30, 2008. The increase in non-performing loans during the nine months ended September 30, 2008 of $12,434,000 is due primarily to an increase in non-performing installment loans of $151,000, and an increase in non-performing real estate loans, comprised primarily of residential land development and non improved real estate loans, of $12,361,000, offset by a decrease in non-performing commercial loans of $78,000. Management believes that it is probable that it will incur losses on these loans but believes

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
that these losses should not exceed the amount in the allowance for loan losses already allocated to loan losses, unless there is further deterioration of local real estate values.
     The following table presents total internally graded loans as of September 30, 2008 and December 31, 2007:

		September 30,
		2008
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$916	213	703	—
Real estate mortgage	19,225	4,971	14,254	—
Real estate construction	6,265	5,850	415	—
Consumer	1,009	198	773	38

	$27,415	11,232	16,145	38

		December 31,
		2007
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,935	913	1,022	—
Real estate mortgage	5,104	2,433	2,413	258
Real estate construction	57	32	25	—
Consumer	883	329	462	92

	$7,979	3,707	3,922	350

     The collateral values securing internally graded loans, based on estimates received by management, total approximately $56,287,000 ($52,694,000 related to real property, $2,656,000 related to commercial loans, and $937,000 related to personal and other loans). The internally classified loans have increased $19,436,000, or 243.6%, from $7,979,000 at December 31, 2007. The internally classified real estate mortgage loans are comprised of residential land development and non improved real estate loans. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
     Residential real estate loans that are internally classified totaling $19,225,000 and $5,104,000 at September 30, 2008 and December 31, 2007, respectively, consist of 114 and 67 individual loans, respectively that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans are currently anticipated by management.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2008		December 31, 2007
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$1,462	31.2%	$2,941	33.8%
Real estate construction	1,312	10.5	724	10.0
Real estate mortgage	6,434	51.5	3,897	48.8
Installment	1,950	6.8	1,911	7.4

	$11,158	100.0%	$9,473	100.0%

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
     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2008, the Company’s liquid assets totaled $127,148,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk, and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
     The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2008, securities totaling approximately $2.4 million mature or will be subject to rate adjustments within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2008, loans totaling approximately $412.1 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $292.5 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
     At September 30, 2008, we had unfunded loan commitments outstanding of $183.7 million and outstanding standby letters of credit of $22.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends
     At September 30, 2008, total stockholders’ equity was $125,729,000, or 9.0% of total assets, which compares with $118,185,000, or 8.9% of total assets, at December 31, 2007. The dollar increase in stockholders’ equity during the nine months ended September 30, 2008 results from the Company’s net income of $9,226,000, proceeds from the issuance of common stock related to exercise of stock options of $138,000, the net effect of a $2,024,000 unrealized loss on investment securities net of applicable income tax benefit of $775,000, cash dividends declared of $4,168,000 of which $3,703,000 was reinvested under the Company’s dividend reinvestment plan, a charge to retained earnings of $120,000 relating to a change in accounting principle for executive officer deferred compensation, and $14,000 related to stock option compensation
     In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. Furthermore, the Company may issue additional shares under the Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. As of September 30, 2008, the Company has outstanding options granted to key employees to purchase a total of 74,077 shares of common stock. At September 30, 2008, options to purchase 34,063 shares were exercisable.
     The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary banks. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and subsidiary banks have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of September 30, 2008 and December 31, 2007.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands		(Dollars in Thousands)
September 30, 2008
Actual:
Total Capital	$132,734	12.08%	$132,369	12.05%
Tier 1 Capital	121,163	11.02	120,798	10.99
Leverage	121,163	8.71	120,798	8.68

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2007
Actual:
Total Capital	$123,242	11.67%	$123,572	12.08%
Tier 1 Capital	113,769	10.77	113,350	11.08
Leverage	113,769	8.63	113,350	8.60

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
     The Company is considered to be well capitalized under regulatory definition.
     On October 14, 2008, the United States Department of the Treasury announced the TARP Capital Purchase Program, pursuant to which Treasury will make direct capital investments in participating financial institutions. Under this revised program, financial institutions are encouraged to participate in the program. The minimum investment for a financial institution considering participating in the Capital Purchase Program is an amount equal to 1% of its risk-weighted assets and the maximum amount is the lesser of $25 billion or 3% of its risk-weighted assets. The application to participate in this Capital Purchase Program must be received by the institution’s primary banking regulator no later than November 14, 2008 and the investment is expected to be made by December 31, 2008. The Company is evaluating the program, but has not yet made a determination as to whether or not it will make application to participate in the program. If the Company participates in the program, the proceeds from the issuance of the preferred shares would be treated as Tier 1 capital.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
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
     There has been no material changes in reported market risks during the nine months ended September 30, 2008.

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
     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
Except as set forth below, there were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
The Company may apply for participation in the United States Treasury’s Capital Purchase Program.
The Company is considering whether to participate in the United States Treasury’s Capital Purchase Program, but the Company can give no assurance that it will ultimately request to participate in the program or, if it does request to participate, that it will be selected by the United States Treasury for participation. If the Company ultimately decides to participate and is selected for participation, the Company would sell preferred shares to the United States Treasury. The minimum amount of preferred stock sold would be approximately $10.9 million and the maximum amount would be approximately $32.9 million, based on the Company’s risk-weighted assets as of September 30, 2008. The preferred shares issued to the United States Treasury would be senior to the Company’s common shares and the holders of the preferred shares would have certain rights and preferences above those of the holders of the Company’s common shares. In addition, the Company will be required to issue warrants to purchase shares of the Company’s common stock to the United States Treasury equal to 15% of the value of the preferred shares issued. The common shares issued upon exercise of these warrants would dilute the ownership interest of the Company’s existing common stock shareholders. Finally, in order to participate in the program, the Company’s shareholders must approve an amendment to the Company’s charter to authorize preferred stock. The Company can give no assurance that its shareholders will approve such an amendment if submitted to the shareholders for approval.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The Company did not repurchase any shares of Company common stock during the quarter ended September 30, 2008.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not Applicable.

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
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

WILSON BANK HOLDING COMPANY (Registrant)
DATE: November 10, 2008	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 10, 2008	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer