Form 10-K
period 2008-12-31
WILSON BANK HOLDING CO
filed 2009-03-13
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $209,320,382. For purposes of this calculation, “affiliates” are considered to be the directors of the registrant. The market value calculation was determined using $34.25 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Shares of common stock, $2.00 par value per share, outstanding on March 13, 2009 were 7,074,748.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into Items 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 14, 2009 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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
All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2008, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, two full service banking offices in eastern Davidson County, Tennessee, four full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee and two full service banking facilities in Smith County, Tennessee.
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
The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, 402 Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 151 Heritage Park Drive, Suite 102, in Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad St, Murfreesboro, Tennessee, 3110 Memorial Blvd, Murfreesboro, Tennessee, 210 Commerce Drive, Smyrna, Tennessee, 2640 South Church Street, Murfreesboro, Tennessee, 576 West Broad Street, Smithville, Tennessee, 306 Brush Creek Road, Alexandria, Tennessee,1300 Main Street North, Carthage, Tennessee, and 7 New Middleton Highway, Gordonsville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County and Smith County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries
The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2008, the Company reported net earnings of approximately $11.4 million and had total assets of approximately $1.4 billion.
Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2008 filed as Exhibit 13.1 to this Form 10-K (the “2008 Annual Report”), are incorporated herein by reference.
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
The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. In 2008, the Bank had utilized none of its credit. All outstanding credits were used prior to 2008.
The Emergency Economic Stabilization Act of 2008 (“EESA”) provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Company has elected to participate in the transaction account guarantee program, which expires on December 31, 2009, and the temporary debt guarantee program. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10 basis points of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment. Under the terms of the temporary debt guarantee program, the Company is eligible to issue prior to June 30, 2009 up to $25,500,000 of senior unsecured debt guaranteed by the FDIC until the earlier of the maturity of such debt or June 30, 2012. Such guaranteed debt would be subject to an annual assessment amount ranging from 50 to 100 basis points depending on its maturity date.
The Financial Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.
The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee’s general usury law and the Tennessee Industrial Loan and Thrift Companies Act (“Industrial Loan Act”). Certain other usury laws affect limited classes of loans, but the Company believes that the laws referenced above are the most significant. Tennessee’s general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is generally applicable to most of the loans made by the Company’s bank subsidiary in Tennessee, authorizes an interest rate of up to 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.
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
The Bank competes with much larger commercial banks in DeKalb County, including two banks owned by Tennessee multi-bank holding companies and one regional multi-bank holding company headquartered outside Tennessee. While these institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level.
The Bank competes with three commercial banks in Smith County, all of which are small community banking organizations. These institutions enjoy existing depositor relationships; however, the Company believes that the Bank can be expected to offer a wider range of banking services through its financial resources as well as broader range of product offerings.
The Bank competes with over fifteen banks, some them much larger than the Bank in Rutherford County. These competitors include several regional multi-bank holding companies. While these larger institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level.
The Bank competes with two commercial banks in Trousdale County, both of which are small community banking organizations. These institutions enjoy existing depositor relationships; however, the Company believes that the Bank can be expected to offer a wider range of banking services through its financial resources as well as a broader range of product offerings.
The Bank also competes with over twenty banks, some of them much larger than the Bank, in Davidson County, including several regional multi-bank holding companies.
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
Employment
As of March 13, 2009, the Company and its subsidiary collectively employed 375 full-time equivalent employees. Additional personnel will be hired as needed to meet future growth.
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
Statistical Information Required by Guide 3
The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2008 Annual Report. Certain information not contained in the Company’s 2008 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
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
Non-accrual loans have been included in the loan category. Loan fees of $2,252,000, $2,483,000 and $2,359,000 for 2008, 2007 and 2006, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008

	In Thousands, Except Interest Rates
	2008			2007			2008/2007 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$1,051,550	7.01%	73,731	931,238	7.73%	71,945	8,830	(7,044)	1,786

Investment securities — taxable	201,188	5.44	10,942	207,105	5.02	10,398	(304)	848	544

Investment securities — tax exempt	14,174	3.82	542	15,098	3.88	585	(34)	(9)	(43)

Taxable equivalent adjustment	—	1.97	279	—	1.99	301	(19)	(3)	(22)

Total tax-exempt investment securities	14,174	5.79	821	15,098	5.87	886	(53)	(12)	(65)

Total investment securities	215,362	5.46	11,763	222,203	5.08	11,284	(353)	832	479

Loans held for sale	4,127	4.53	187	5,124	4.94	253	(46)	(20)	(66)

Federal funds sold	30,970	2.50	773	49,836	5.06	2,524	(750)	(1,001)	(1,751)

Restricted equity securities	3,003	6.06	182	2,960	5.98	177	3	2	5

Total earning assets	1,305,012	6.64	86,636	1,211,361	7.11	86,183	6,382	(5,929)	453

Cash and due from banks	34,800			33,526

Allowance for loan losses	(10,507)			(9,817)

Bank premises and equipment	30,707			29,416

Other assets	25,328			24,265

Total assets	$1,385,340			1,288,751

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008

	In Thousands, Except Interest Rates
	2008			2007			2008/2007 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$168,239	2.16%	3,628	117,115	2.44%	2,858	1,129	(359)	770
Money market demand accounts	195,700	1.73	3,388	218,387	2.66	5,815	(556)	(1,871)	(2,427)
Individual retirement accounts	70,046	4.35	3,048	57,872	5.00	2,895	560	(407)	153
Other savings deposits	40,851	2.20	897	40,190	3.00	1,204	20	(327)	(307)
Certificates of deposit $100,000 and over	322,815	4.40	14,207	285,328	5.29	15,092	1,839	(2,724)	(885)
Certificates of deposit under $100,000	334,745	4.29	14,352	323,376	5.18	16,759	569	(2,976)	(2,407)

Total interest-bearing deposits	1,132,396	3.49	39,520	1,042,268	4.28	44,623	3,625	(8,728)	(5,103)

Securities sold under repurchase agreements	8,682	2.07	180	7,804	4.38	342	35	(197)	(162)
Federal funds purchased	166	2.41	4	—	—	—	—	4	4
Advances from Federal Home Loan Bank	14,672	4.69	688	16,308	4.64	756	(76)	8	(68)

Total interest-bearing liabilities	1,155,916	3.49	40,392	1,066,380	4.29	45,721	3,643	(8,972)	(5,329)

Demand deposits	96,798			101,905

Other liabilities	9,563			9,607

Stockholders’ equity	123,063			110,859

Total liabilities and stockholders’ equity	$1,385,340			1,288,751

Net interest income			46,244			40,462

Net yield on earning assets		3.54%			3.34%

Net interest spread		3.15%			2.82%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008

	In Thousands, Except Interest Rates
	2007			2006			2007/2006 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$931,238	7.73%	71,945	845,311	7.40%	62,567	6,518	2,860	9,378

Investment securities — taxable	207,105	5.02	10,398	138,724	3.83	5,312	3,119	1,967	5,086

Investment securities — tax exempt	15,098	3.88	585	15,986	3.96	633	(34)	(14)	(48)

Taxable equivalent adjustment	—	1.99	301	—	2.04	326	(18)	(7)	(25)

Total tax-exempt investment securities	15,098	5.87	886	15,986	6.00	959	(52)	(21)	(73)

Total investment securities	222,203	5.08	11,284	154,710	4.05	6,271	3,166	1,847	5,013

Loans held for sale	5,124	4.94	253	4,554	4.41	201	27	25	52

Federal funds sold	49,836	5.06	2,524	36,973	4.91	1,814	653	57	710

Restricted equity securities	2,960	5.98	177	2,838	5.74	163	7	7	14

Total earning assets	1,211,361	7.11	86,183	1,044,386	6.80	71,016	10,371	4,796	15,167

Cash and due from banks	33,526			29,693

Allowance for loan losses	(9,817)			(9,597)

Bank premises and equipment	29,416			26,931

Other assets	24,265			21,649

Total assets	$1,288,751			1,113,062

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008

	In Thousands, Except Interest Rates
	2007			2006			2007/2006 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$117,115	2.44%	2,858	84,484	1.49%	1,262	602	994	1,596
Money market demand accounts	218,387	2.66	5,815	209,011	2.38	4,980	230	605	835
Individual retirement accounts	57,872	5.00	2,895	48,764	4.32	2,104	426	365	791
Other savings deposits	40,190	3.00	1,204	37,561	2.59	975	71	158	229
Certificates of deposit $100,000 and over	285,328	5.29	15,092	207,155	4.38	9,071	3,883	2,138	6,021
Certificates of deposit under $100,000	323,376	5.18	16,759	290,021	4.48	12,980	1,602	2,177	3,779

Total interest-bearing deposits	1,042,268	4.28	44,623	876,996	3.58	31,372	6,814	6,437	13,251

Securities sold under repurchase agreements	7,804	4.38	342	8,460	4.18	354	(28)	16	(12)
Federal funds purchased	—	—	—	—	—	—	—	—	—
Advances from Federal Home Loan Bank	16,308	4.64	756	14,718	4.43	652	72	32	104

Total interest-bearing liabilities	1,066,380	4.29	45,721	900,174	3.60	32,378	6,858	6,485	13,343

Demand deposits	101,905			105,176

Other liabilities	9,607			7,048

Stockholders’ equity	110,859			100,664

Total liabilities and stockholders’ equity	$1,288,751			1,113,062

Net interest income			40,462			38,638

Net yield on earning assets		3.34%			3.70%

Net interest spread		2.82%			3.20%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
II.	Investment Portfolio:
A.	Continued:

Investment securities at December 31, 2008 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$11,074	91	162	11,003
Mortgage-backed securities	19	—	1	18

	$11,093	91	163	11,021

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$146,876	464	1,582	145,758
Obligations of states and political subdivisions	1,523	—	76	1,447
Mortgage-backed securities	46,688	330	56	46,962

	$195,087	794	1,714	194,167

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
II.	Investment Portfolio, Continued:
A.	Securities at December 31, 2007 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$13,423	72	42	13,453
Mortgage-backed securities	27	—	—	27

	$13,450	72	42	13,480

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$206,528	329	952	205,905
Obligations of states and political subdivisions	1,928	—	17	1,911
Mortgage-backed securities	2,105	15	5	2,115

	$210,561	344	974	209,931

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
II.	Investment Portfolio, Continued:
A.	Continued:
Securities at December 31, 2006 consist of the following:

	Securities Held-To-Maturity
		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$14,270	116	71	14,315
Mortgage-backed securities	61	—	—	61

	$14,331	116	71	14,376

	Securities Available-For-Sale
		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$168,236	12	2,345	165,903
Obligations of states and political subdivisions	1,929	3	8	1,924
Mortgage-backed securities	1,664	11	3	1,672

	$171,829	26	2,356	169,499

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
II.	Investment Portfolio, Continued:
B.	The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2008:

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	—	—	—

Obligations of states and political subdivisions*:
Less than one year	1,505	1,510	5.67
One to five years	5,668	5,736	6.16
Five to ten years	2,240	2,249	6.27
More than ten years	1,661	1,508	6.23

Total obligations of states and political subdivisions	11,074	11,003	6.13

Total held-to-maturity securities	$11,074	11,003	6.13%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
II.	Investment Portfolio, Continued:
B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	11,000	10,703	2.07
Five to ten years	36,011	36,003	5.13
More than ten years	99,865	99,052	5.64

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	146,876	145,758	5.25

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	1,523	1,447	5.97

Total obligations of states and political subdivisions	1,523	1,447	5.97

Total available-for-sale securities	$148,399	147,205	5.26%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
III.	Loan Portfolio:
A.	Loan Types
The following schedule details the loans of the Company at December 31, 2008, 2007, 2006, 2005 and 2004:

	In Thousands
	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$359,752	337,368	301,589	251,494	217,372
Real estate — construction	99,768	100,036	67,162	58,672	49,085
Real estate — mortgage	557,796	486,504	439,164	414,543	384,062
Installment	71,869	73,618	82,964	86,079	73,482

Total loans	1,089,185	997,526	890,879	810,788	724,001

Less unearned interest	—	—	—	—	—

Total loans, net of unearned interest	1,089,185	997,526	890,879	810,788	724,001

Less allowance for loan losses	(12,138)	(9,473)	(10,209)	(9,083)	(9,370)

Net loans	$1,077,047	988,053	880,670	801,705	714,631

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2008:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:

Commercial, financial and agricultural	$198,812	115,172	45,768	359,752

Real estate — construction	71,425	28,343	—	99,768

	$270,237	143,515	45,768	459,520

Interest-Rate Sensitivity:

Fixed interest rates	$213,201	80,788	11,148	305,137

Floating or adjustable interest rates	57,036	62,727	34,620	154,383

Total commercial, financial and agricultural loans plus real estate — construction loans	$270,237	143,515	45,768	459,520

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
III.	Loan Portfolio, Continued:
C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2008, 2007, 2006, 2005 and 2004:

	In Thousands, Except Percentages
	2008	2007	2006	2005	2004
Non-accrual loans:
Commercial, financial and agricultural	$228	534	817	—	7
Real estate — construction	5,964	—	—	—	—
Real estate — mortgage	4,189	1,620	387	190	526
Installment	27	13	156	35	91
Lease financing receivable	—	—	—	—	—

Total non-accrual	$10,408	2,167	1,360	225	624

Loans 90 days past due:
Commercial, financial and agricultural	$1,388	97	739	80	197
Real estate — construction	182	90	44	42	—
Real estate — mortgage	1,807	1,502	2,604	1,585	1,698
Installment	339	437	556	308	638
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$3,716	2,126	3,943	2,015	2,533

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$14,124	4,293	5,303	2,240	3,157

Total loans, net of unearned interest	$1,089,185	997,526	890,879	810,788	724,001

Percent of total loans outstanding, net of unearned interest	1.30%	0.43	0.59	0.28	0.44

Other real estate	$4,993	1,268	555	277	580

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $10,408,000 at December 31, 2008, $2,167,000 at December 31, 2007, $1,360,000 at December 31, 2006, $225,000 at December 31, 2005 and $624,000 at December 31, 2004. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2008 if the loans had been current totaled $370,000 compared to $128,000 in 2007, $11,000 in 2006, $13,000 in 2005 and $13,000 in 2004. The amount of interest and fee income recognized on total loans during 2008 totaled $73,731,000 as compared to $71,945,000 in 2007, $62,567,000 in 2006, $50,283,000 in 2005 and $42,796,000 in 2004.

At December 31, 2008, loans, which include the above, totaling $27,799,000 were included in the Company’s internal classified loan list. Of these loans $24,855,000 are real estate and $2,944,000 are various other types of loans. The values collateralizing these loans is estimated by management to be approximately $64,711,000 ($59,684,000 related to real property securing real estate loans and $5,027,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2008, there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2008 and 2007, other real estate totaled $4,993,000 and $1,268,000, respectively.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2008 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
IV.	Summary of Loan Loss Experience:
The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2008, 2007, 2006, 2005 and 2004 and the years then ended.

	In Thousands, Except Percentages
	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of period	$9,473	10,209	9,083	9,370	8,077

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(1,068)	(1,396)	(861)	(359)	(229)
Real estate construction	(345)	(187)	(7)	—	(7)
Real estate — mortgage	(1,464)	(1,318)	(327)	(133)	(632)
Installment	(1,590)	(2,284)	(1,822)	(1,124)	(1,430)
Lease financing	—	—	—	—	—

	(4,467)	(5,185)	(3,017)	(1,616)	(2,298)

Recoveries:
Commercial, financial and agricultural	30	14	17	4	53
Real estate construction	66	3	21	—	—
Real estate — mortgage	51	5	13	3	5
Installment	267	282	286	186	260
Lease financing	—	—	—	—	—

	414	304	337	193	318

Net loan charge-offs	(4,053)	(4,881)	(2,680)	(1,423)	(1,980)

Provision for loan losses charged to expense	6,718	4,145	3,806	1,136	3,273

Allowance for loan losses at end of period	$12,138	9,473	10,209	9,083	9,370

Total loans, net of unearned interest, at end of year	$1,089,185	997,526	890,879	810,788	724,001

Average total loans out- standing, net of unearned interest, during year	$1,051,550	931,238	845,311	747,922	656,973

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during year	0.39%	0.52	0.32	0.19	0.30

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.11%	0.95	1.15	1.12	1.29

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2008		December 31, 2007
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$3,435	33.0%	$2,941	33.8%
Real estate construction	704	9.2	724	10.0
Real estate mortgage	6,407	51.2	3,897	48.8
Installment	1,592	6.6	1,911	7.4

	$12,138	100.0%	$9,473	100.0%

	December 31, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,573	33.9%	$2,802	31.0%
Real estate construction	392	7.5	253	7.2
Real estate mortgage	5,288	49.3	4,162	51.2
Installment	1,956	9.3	1,866	10.6

	$10,209	100.0%	$9,083	100.0%

	December 31, 2004
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$4,754	30.0%
Real estate construction	114	6.8
Real estate mortgage	2,800	53.0
Installment	1,702	10.2

	$9,370	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
V.	Deposits:
The average amounts and average interest rates for deposits for 2008, 2007 and 2006 are detailed in the following schedule:

	2008		2007		2006
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$96,798	—%	101,905	—%	105,176	—%
Negotiable order of withdrawal accounts	168,239	2.16%	117,115	2.44%	84,484	1.49%
Money market demand accounts	195,700	1.73%	218,387	2.66%	209,011	2.38%
Individual retirement accounts	70,046	4.35%	57,872	5.00%	48,764	4.32%
Other savings	40,851	2.20%	40,190	3.00%	37,561	2.59%
Certificates of deposit $100,000 and over	322,815	4.40%	285,328	5.29%	207,155	4.38%
Certificates of deposit under $100,000	334,745	4.29%	323,376	5.18%	290,021	4.48%

	$1,229,194	3.22%	1,144,173	3.90%	982,172	3.19%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2008:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$122,279	8,698	130,977

Three to six months	58,306	3,293	61,599

Six to twelve months	99,403	6,310	105,713

More than twelve months	55,002	9,914	64,916

	$334,990	28,215	363,205

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
VI.	Return on Equity and Assets:
The following schedule details selected key ratios of the Company at December 31, 2008, 2007 and 2006:

	2008	2007	2006
Return on assets	.82%	.85%	.95%
(Net income divided by average total assets)

Return on equity	9.26%	9.86%	10.51%
(Net income divided by average equity)

Dividend payout ratio	36.81%	28.48%	43.26%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	8.88%	8.60%	9.04%
(Average equity divided by average total assets)

Leverage capital ratio	8.96%	8.63%	9.32%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)
The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s risk-based capital at December 31, 2008 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities and goodwill	$124,881

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	12,561

Total capital	$137,442

Risk-weighted assets	$1,095,829

Risk-based capital ratios:
Tier I capital ratio	11.40%

Total risk-based capital ratio	12.54%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2008
VI.	Return on Equity and Assets, Continued:
The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2008, the Company and Wilson Bank & Trust were in compliance with these requirements.
The following schedule details the Company’s interest rate sensitivity at December 31, 2008:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$1,089,185	36,072	75,589	82,061	98,224	797,239
Securities	205,260	—	875	300	330	203,755
Loans held for sale	3,541	3,541	—	—	—	—
Federal funds sold	21,170	21,170	—	—	—	—
Restricted equity securities	3,100	3,100	—	—	—	—

Total earning assets	1,322,256	63,883	76,464	82,361	98,554	1,000,994

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	168,246	168,246
Money market demand accounts	218,658	218,658
Individual retirement accounts	74,918	8,743	11,109	11,263	17,769	26,034
Other savings	34,658	34,658
Certificates of deposit, $100,000 and over	334,990	47,723	74,556	58,306	99,403	55,002
Certificates of deposit, under $100,000	326,235	44,208	73,942	52,431	91,387	64,267
Securities sold under repurchase agreements	7,447	7,447
Advances from Federal Home Loan Bank	13,811				13,751	60

	1,178,963	529,683	159,607	122,000	222,310	145,363

Interest-sensitivity gap	$143,293	(465,800)	(83,143)	(39,639)	(123,756)	855,631

Cumulative gap		(465,800)	(548,943)	(588,582)	(712,338)	143,293

Interest-sensitivity gap as % of total assets		(33.11)	(5.91)	(2.82)	(8.80)	60.82

Cumulative gap as % of total assets		(33.11)	(39.02)	(41.84)	(50.64)	10.18

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 1A. Risk Factors.
          Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.
          Negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions, including the Bank, resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact the Company’s financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.
          The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.
          The Company operates primarily in Wilson, DeKalb, Smith and Rutherford counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions, like those currently being experienced, could reduce the Company’s growth rate, affect the ability of its customers to repay their loans and generally affect its financial condition and results of operations. The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
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
          Fluctuations in interest rates could reduce our profitability.
          The absolute level of interest rates as well as changes in interest rates may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits.
          As interest rates change, the Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” may work against the Company, and its earnings may be negatively affected.
          Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which ultimately affect the Company’s earnings. A decline in the market value of the Company’s assets may limit the Company’s ability to borrow additional funds. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Company, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, the Company will incur losses.

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
          The Company relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank (“FHLB”) advances and federal funds lines of credit from correspondent banks. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
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
          The enactment of Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 may not be able to stabilize the U.S. financial system or the economy and may significantly affect the Company’s financial condition, results of operation or liquidity.
          On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) in an effort to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA or ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially affect the registrant’s business, financial condition, results of operations, access to credit or the trading price of the registrant’s common stock.
          There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition and results of operations could be materially and adversely affected.
          Stress on the Federal Home Loan Bank system may cause our results of operations and financial condition to be adversely affected.
          In recent months, the financial media has disclosed that the nation’s FHLB system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several FHLB institutions have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that they may suspend dividend payments to their members. We are a member of the FHLB-Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, the FHLB system (including FHLB-Cincinnati) in the future may have to, not only suspend dividend payments, but also curtail advances to member institutions like us. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including Wilson Bank and Trust, this would place increased pressure on other wholesale funding sources, which may negatively impact our net interest margin and results of operations.
          The Company’s asset valuation may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect its results of operations or financial condition.
          The Company uses estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact the Company’s future financial condition and results of operations.
          During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on results of operations or financial condition.
          Valuation methodologies which are particularly susceptible to the conditions mentioned above include those used to value certain securities in the Company’s available for sale investment portfolio such as auction rate securities and non-agency mortgage and asset-backed securities, in addition to non-marketable private equity securities, loans held for sale and intangible assets.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-one branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee, 210 Commerce Drive in Smyrna, Tennessee, 2640 South Church Street, Murfreesboro, Tennessee, 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad in Murfreesboro, Tennessee, 576 West Broad Street in Smithville, Tennessee, 306 Brush Creek Road in Alexandria, Tennessee, 1300 Main Street North in Carthage, Tennessee, and 7 New Middleton Highway in Gordonsville, TN.
The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet and the Heritage Park Drive branch contains less than 1,000 square feet. The Hermitage branch opened in the fall of 1999 and contains

8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mount Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space. The NorthWest Broad Street facility contains approximately 2800 square feet. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. Also, the South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its North West Broad facility in Murfreesboro, which are leased. The Bank also leases space at 11 locations within Wilson County, DeKalb County, Rutherford County, Davidson County, Smith County and Cannon County where it maintains and operates automatic teller machines.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders in the fourth quarter of 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Holding Company & Stock Information” on page 89 of the Company’s 2008 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2008.
Item 6. Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 18 of the Company’s 2008 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 19 through 38 of the Company’s 2008 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 32 of the Company’s 2008 Annual Report and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 39 through 88 of the Company’s 2008 Annual Report and are incorporated herein by reference.

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
Management evaluated the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on pages 39 through 40 of Wilson Bank Holding Company’s 2008 Annual Report and is incorporated herein by reference.
Changes in Internal Controls
No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive proxy materials filed in connection with the Company’s 2009 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:
James Randall Clemons (56) — Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.
Ken Dill (63) — Mr. Dill joined the Bank in 1997. Prior to that time he was employed by Farm Credit Services, Lebanon, TN for 20 years. Currently, Mr. Dill serves as Senior Vice President of Lending of the Bank. His primary duties include overseeing the lending function of the bank including SBA and commercial lending and supervision of the Rutherford County offices.
Elmer Richerson (56) — Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.
Larry Squires (57) — Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank’s investment and brokerage center.
Gary Whitaker (51) — Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.
Lisa Pominski (44) — Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.
John Goodman (42) — Mr. Goodman joined the Bank in November of 2002 as Senior Vice President-Western Division. From 1998 to 2002 he was First Vice President of Commercial Lending for NBC Bank, Nashville, TN. His primary duties include the development of commercial lending and the supervision of the branch offices in the western portion of Wilson County and the eastern portion of Davidson County.
John McDearman (40) — Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. Currently he serves as Executive Vice President-Central Division of the Bank, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio.
Christy Norton (42) — Mrs. Norton joined the Bank in February of 1989. Prior to that time she was employed by First Tennessee Bank, Lebanon, TN. She has held several positions for the Bank in Retail and Branch Administration and is currently a Senior Vice President, a position she has held since November of 2002. Her primary duties include bank operations and supervision of the Bank’s training department.

Clark Oakley (39) — Mr. Oakley joined the Bank in October of 1995. He has held positions in branch administration and mortgage lending. Currently he serves as Senior Vice-President-Eastern Division. Prior to joining the bank in 1995 he was a lending officer for Union Planters Bank in Alexandria, TN.
Barry Buckley (56) — Mr. Buckley joined the Bank in June of 2006 and now serves as Senior Vice President-Southern Division. Prior to joining the Bank in 2006, he was a Regional Executive for Rutherford Bank & Trust, an office of Greene County Bank, Murfreesboro, Tennessee. His primary duties include the supervision of the branch offices in Trousdale, Dekalb, and Smith counties.
Ralph Mallicoat (53) — Mr. Mallicoat joined the Bank in July of 2006 as Senior Vice President. Prior to joining the Bank in 2006, he was President and CEO of Liberty State Bank, Lebanon, Tennessee. Hs primary duties include development of the lending function and overseeing SBA loans.
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
The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “ Item-1 Election of Directors — Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2009 Annual Meeting of Shareholders.
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors — Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2009 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials filed in connection with the 2009 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2009 Annual Meeting of Shareholders.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2008 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003 and a four for three stock split in the form of a stock dividend paid on May 31, 2007:

Number of Shares to
	be Issued upon	Weighted Average	Number of Shares Remaining Available
	Exercise of	Exercise Price of	for Future Issuance Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans (Excluding Shares
Plan Category	or Warrants	or Warrants	Reflected in First Column)
Equity compensation plans approved by shareholders	26,572	$18.19	133,414

Equity compensation plans not approved by shareholders	—	—	—

Total	26,572	$18.19	133,414

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2009 Annual Meeting of Shareholders.
Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors — Director Independence” in the Company’s definitive proxy materials filed in connection with the 2009 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Information” in the Company’s definitive proxy materials filed in connection with the 2009 Annual Meeting of Shareholders.
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

Date: March 13, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons	President, Chief Executive Officer and Director
J. Randall Clemons	(Principal Executive Officer)	March 13, 2009

/s/ Lisa Pominski	Chief Financial Officer (Principal
Lisa Pominski	Financial and Accounting Officer)	March 13, 2009

Executive Vice President & Director
Elmer Richerson

/s/ Charles Bell	Director	March 13, 2009
Charles Bell

/s/ Jack W. Bell	Director	March 13, 2009
Jack W. Bell

/s/ Mackey Bentley	Director	March 13, 2009
Mackey Bentley

/s/ James F. Comer	Director	March 13, 2009
James F. Comer

/s/ Jerry L. Franklin	Director	March 13, 2009
Jerry L. Franklin

/s/ John B. Freeman	Director	March 13, 2009
John B. Freeman

Signature	Title	Date

/s/ Marshall Griffith	Director	March 13, 2009
Marshall Griffith

/s/ Harold R. Patton	Director	March 13, 2009
Harold R. Patton

/s/ James Anthony Patton	Director	March 13, 2009
James Anthony Patton

/s/ John R. Trice	Director	March 13, 2009
John R. Trice

/s/ Robert T. VanHooser, Jr.	Director	March 13, 2009
Robert T. VanHooser, Jr.

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and DeKalb Community Bank. (Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

2.2	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and Community Bank of Smith County. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-122534)).

3.1	Charter of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

3.2	Bylaws of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442)).*

10.2	Executive Salary Continuation Agreement by and between the Company and Larry Squires dated September 16, 1996 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.3	Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.4	Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.5	Director and Named Executive Officer Compensation Summary.*

10.6	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.7	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.8	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.9	Amendment, dated December 30, 2008, to Executive Salary Continuation Agreement dated as of March 30, 2006, by and between Wilson Bank and Trust and Johnny D. Goodman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.10	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.11	Amendment, dated December 30, 2008, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.12	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.13	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.14	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.15	Executive Salary Continuation Agreement dated as of March 30, 2006, by and between Wilson Bank and Trust and Johnny D. Goodman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.16	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.17	Executive Salary Continuation Agreement dated as of July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2008 incorporated by reference into items 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or contract