Form 10-Q
period 2009-03-31
WILSON BANK HOLDING CO
filed 2009-05-04
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Common stock outstanding: 7,077,053 shares at May 4, 2009

WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in Thousands)
Assets
Loans	$1,087,282	$1,089,185
Less: Allowance for possible loan losses	(13,208)	(12,138)

Net loans	1,074,074	1,077,047

Securities:
Held to maturity, at cost (market value $10,604 and $11,021, respectively)	10,583	11,093
Available-for-sale, at market (amortized cost $214,446 and $195,087, respectively)	215,636	194,167

Total securities	226,219	205,260

Loans held for sale	6,022	3,541
Restricted equity securities	3,100	3,100
Federal funds sold	56,055	21,170

Total earning assets	1,365,470	1,310,118

Cash and due from banks	23,303	38,073
Bank premises and equipment, net	30,913	31,035
Accrued interest receivable	7,840	8,357
Deferred income tax asset	2,789	3,578
Other real estate	5,528	4,993
Goodwill	4,805	4,805
Other intangible assets, net	1,201	1,300
Other assets	4,247	4,527

Total assets	$1,446,096	$1,406,786

Liabilities and Shareholders’ Equity
Deposits	$1,282,984	$1,248,500
Securities sold under repurchase agreements	7,810	7,447
Federal Home Loan Bank advances	13,384	13,811
Accrued interest and other liabilities	9,299	7,910

Total liabilities	1,313,477	1,277,668

Shareholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 7,075,126 and 7,042,042 shares, respectively	14,150	14,084
Additional paid-in capital	39,099	38,078
Retained earnings	78,636	77,524
Net unrealized gains (losses) on available-for-sale securities, net of income tax expense (benefit) of $456 and $352, respectively	734	(568)

Total shareholders’ equity	132,619	129,118

Total liabilities and shareholders’ equity	$1,446,096	$1,406,786

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Unaudited)
	(Dollars in Thousands
	Except per Share Amounts)
Interest income:
Interest and fees on loans	$17,661	$18,839
Interest and dividends on securities:
Taxable securities	2,475	2,650
Exempt from Federal income taxes	118	152
Interest on loans held for sale	69	55
Interest on Federal funds sold	29	476
Interest and dividends on restricted securities	49	52

Total interest income	20,401	22,224

Interest expense:
Interest on negotiable order of withdrawal accounts	141	954
Interest on money market and savings accounts	1,227	1,145
Interest on certificates of deposit	6,455	8,990
Interest on securities sold under repurchase agreements	31	64
Interest on Federal Home Loan Bank advances	161	178

Total interest expense	8,015	11,331

Net interest income before provision for possible loan losses	12,386	10,893
Provision for possible loan losses	2,064	916

Net interest income after provision for possible loan losses	10,322	9,977

Non-interest income:
Service charges on deposit accounts	1,338	1,455
Other fees and commissions	1,142	1,169
Gain on sale of loans	775	422
Other income	—	74
Gain on sale of securities	505	—

Total non-interest income	3,760	3,120

Non-interest expense:
Salaries and employee benefits	5,096	4,990
Occupancy expenses, net	653	525
Furniture and equipment expense	371	363
Data processing expense	245	263
Directors’ fees	212	219
Other operating expenses	2,139	2,019
Loss on sale of other assets	—	1
Loss on sale of other real estate	19	31
Loss on sale of fixed assets	49	2

Total non-interest expense	8,784	8,413

Earnings before income taxes	5,298	4,684
Income taxes	2,073	1,810

Net earnings	$3,225	$2,874

Weighted average number of shares outstanding-basic	7,069,776	6,954,648

Weighted average number of shares outstanding-diluted	7,096,032	6,990,341

Basic earnings per common share	$.46	$.41

Diluted earnings per common share	$.45	$.41

Dividends per share	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2009 and 2008

	2009	2008
	(Unaudited)
	(In Thousands)

Net earnings	$3,225	$2,874

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $1,001 and $386, respectively	1,614	623
Reclassification adjustment for net gains included in net earnings, net of taxes of $193	(312)	—

Other comprehensive earnings	1,302	623

Comprehensive earnings	$4,527	$3,497

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
Increase in Cash and Cash Equivalents

	2009	2008
	(Unaudited)
	(In Thousands)
Cash flows from operating activities:
Interest received	$20,957	$22,032
Fees and commissions received	2,480	2,698
Proceeds from sale of loans held for sale	48,716	22,411
Origination of loans held for sale	(50,422)	(22,356)
Interest paid	(8,778)	(11,323)
Cash paid to suppliers and employees	(6,955)	(7,218)
Income taxes paid	(841)	(274)

Net cash provided by operating activities	5,157	5,970

Cash flows from investing activities:
Purchase of held-to-maturity securities	(415)	(1,260)
Purchase of available-for-sale securities	(104,534)	(98,905)
Proceeds from maturities, calls and principal payments of available for sale securities	85,645	94,118
Proceeds from sale of other real estate	950	299
Proceeds from maturities, calls and principal payments of held-to-maturity securities	921	780
Loans made to customers, net of repayments	(759)	(31,670)
Purchase of premises and equipment	(307)	(567)
Proceeds from sale of other assets	69	7

Net cash used in investing activities	(18,430)	(37,198)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	20,963	22,709
Net increase in time deposits	13,521	41,270
Increase in securities sold under repurchase agreements	363	56
Repayment of Federal Home Loan Bank advances	(427)	(421)
Dividends paid	(2,113)	(2,075)
Proceeds from sale of common stock pursuant to to dividend reinvestment plan	1,712	1,850
Proceeds from sale of common stock pursuant to exercise of stock option	66	67
Repurchase of common stock	(697)	—

Net cash provided by financing activities	33,388	63,456

Net increase in cash and cash equivalents	20,115	32,228

Cash and cash equivalents at beginning of period	59,243	59,575

Cash and cash equivalents at end of period	$79,358	$91,803

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2009 and 2008
Increase in Cash and Cash Equivalents

	2009	2008
	(Unaudited)
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,225	$2,874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	567	497
Stock option compensation	6	5
Provision for loan losses	2,064	916
Loss on sale of other real estate	49	31
Loss on sale of premises and equipment	—	2
Loss on sale of other assets	19	1
Increase in loans held for sale	(2,481)	(367)
Gain on sale of securities	(505)	—
Increase in deferred tax assets	(235)	(11)
Increase in taxes payable	1,467	1,547
Decrease (increase) decrease in other assets, net	326	(314)
Increase in other liabilities	901	977
Decrease (increase) in interest receivable	517	(196)
Increase (decrease) in interest payable	(763)	8

Total adjustments	$1,932	$3,096

Net cash provided by operating activities	$5,157	$5,970

Supplemental schedule of non-cash activities:

Unrealized gain in value of securities available-for-sale, net of income taxes of $1,001 and $386 for the quarters ended March 31, 2009 and 2008, respectively.	$1,302	$623

Non-cash transfers from loans to other real estate	$1,534	$811

Non-cash transfers from loans to other assets	$134	$1

Change in accounting principal related to deferred compensation plan	$—	$284

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
     The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (the “Company”) and its wholly-owned subsidiary, Wilson Bank and Trust.
     The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008, comprehensive earnings for the three months ended March 31, 2009 and 2008 and changes in cash flows for the three months ended March 31, 2009 and 2008. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2008 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.
Fair Value Measurements
          Statement of Financial Accounting Standards (“SFAS”) No. 157 provides guidance on how entities should measure fair value under generally accepted accounting principles (“GAAP”). For any assets or liabilities requiring a fair value, SFAS 157 establishes a hierarchy of assets valuation summarized as follows:
•	Level 1 assets are those with unadjusted quoted prices in active markets for identical assets to the instrument of security being valued, for example stocks trading on the New York Stock Exchange.

•	Level 2 assets are those where pricing inputs for the assets are observable, either directly or indirectly.

•	Level 3 assets are those that don’t have readily observable pricing inputs.
     Except for marketable securities, restricted equity securities, repossessed assets, other real estate, and impaired loans, the Company does not account for any other assets or liabilities using fair value. All marketable securities and restricted equity securities are considered Level 2 assets since their fair values are determined using observable pricing inputs. Impaired loans are considered Level 3 assets.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)

Balance, January 1, 2009 and 2008, respectively	$12,138	$9,473
Add (deduct):
Losses charged to allowance	(1,130)	(886)
Recoveries credited to allowance	136	159
Provision for loan losses	2,064	916

Balance, March 31, 2009 and 2008, respectively	$13,208	$9,662

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
          In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Forms 10-K and also includes, without limitations (i) deterioration in real estate market conditions in the Company’s market areas, (ii) increased competition with other financial institutions, (iii) the continued deterioration of the economy in the Company’s market area, (iv) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (v) significant downturns in the business of one or more large customers, (vi) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (vii) inadequate allowance for loan losses, and (viii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
Critical Accounting Policies
          The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for possible loan losses (“ALL”) and the recognition of our deferred income tax assets, we have made judgments and estimates which have significantly impacted our financial position and results of operations.
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
          Net earnings increased 12.2% to $3,225,000 for the three months ended March 31, 2009 from $2,874,000 in the first quarter of 2008. The increase in net earnings was primarily due to a 13.7% increase in net interest income and a 20.5% increase in non-interest income (reflecting a gain on sale of investments of $505,000), offset by a 4.4% increase in the non-interest expense. Net earnings for the three months ended March 31, 2009 compared to March 31, 2008 were also negatively impacted by the increase in provision for possible loan losses of $1,148,000, or 125.3%. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the quarter ended March 31, 2009 was 3.37% as compared to 3.00% for the first quarter of 2008, reflecting the Company’s ability to reduce deposit rates while being able to sustain the funding base.
Net Interest Income
          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, decreased 1,823,000, or 8.2%, to $20,401,000 during the three months ended March 31, 2009, reflecting the impact of rate cuts by the Federal Reserve Open Market Committee throughout 2008 to the federal funds rate. The ratio of average earning assets to total average assets was 94.7% and 94.4% for the quarters ended March 31, 2009 and March 31, 2008, respectively.
          Interest expense decreased $3,316,000 to $8,015,000 for the three months ended March 31, 2009 compared to the same period in 2008. The decrease for the quarter ended March 31, 2009 was due to a decrease in the rates paid on deposits reflecting the rate cuts by the Federal Reserve Open Market Committee.
          The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,493,000, or 13.7%, for the first three months of 2009 as compared to the first quarter of 2008.
Provision for Possible Loan Losses
          The provision for possible loan losses was $2,064,000 and $916,000, respectively, for the first three months of 2009 and 2008, respectively. The increase in the provision was primarily related to the Company’s decision to increase the provision for possible loan losses during 2009 due to the continued weakening of economic conditions in the Company’s market areas, generally, and in the residential real estate construction and development area, specifically. Borrowers that are home builders and developers and sub dividers of land began experiencing stress in 2008 and have continued to experience stress in the first quarter of 2009 as a result of declining residential real estate demand and resulting price and collateral value declines in the Company’s market areas. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for possible loan losses raised the allowance for possible loan losses (net of charge-offs and recoveries) to $13,208,000, an increase of 8.8% from $12,138,000 at December 31, 2008. The allowance for possible loan losses was 1.21% and 1.11% of total loans outstanding at March 31, 2009 and December 31, 2008, respectively.
          The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company’s loan review officers, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2009 to be adequate, but if economic conditions continue to deteriorate beyond management’s expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
          The components of the Company’s non-interest income include service charges on deposit accounts, gains on the sale of investments, other fees and commissions, and gain on sale of loans. Total non-interest income for the three months ended March 31, 2009 increased to $3,760,000 from $3,120,000 for the same period in 2008. Gain on sale of loans increased $353,000, or 83.6%, to $775,000 relating primarily to the refinancing of home loans due to lower mortgage rates. The Company’s non-interest income in 2009 benefited from a $505,000 gain on the sale of investments as a result of the Company restructuring its bond portfolio. Service charges on deposit accounts decreased $117,000, or 8.0%, to $1,338,000 for the three months ended March 31, 2009 when compared to the same period in 2008.
Non-Interest Expenses
          Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, loss on sale of other assets, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $371,000, or 4.4%, during the first three months of 2009 compared to the same period in 2008. The increase in non-interest expenses is attributable primarily to an increase in employee salaries and benefits associated with the number of employees necessary to support the Company’s operations. Other operating expenses for the three months ended March 31, 2009 increased to $2,139,000 from $2,019,000 for the three months ended March 31, 2008, relating primarily to an increase in FDIC premiums of $34,000, or 17.5%, to $228,000 at March 31, 2009, compared to $194,000 at March 31, 2008. The Company expects that its FDIC insurance costs for 2009 will increase by 100% when compared to 2008, as the Company’s deposit assessment rate increases from approximately 6 basis points of total deposits to approximately 13 basis points. The Company also expects that it will incur a special assessment of approximately $2.5 million in the second quarter of 2009 to provide additional reserves for the Bank Insurance Fund.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Income Taxes
          The Company’s income tax expense was $2,073,000 for the three months ended March 31, 2009, an increase of $263,000 over the comparable period in 2008. The percentage of income tax expense to net income before taxes was 39.1% and 38.6% for the periods ended March 31, 2009 and 2008, respectively.
Earnings Per Share
          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
          The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2009 and 2008:

	2009	2008
	(Dollars in thousands
	except per share data)
Basic EPS Computation:
Numerator — Earnings available to common shareholders	$3,225	$2,874

Denominator — Weighted average number of common shares outstanding	7,069,776	6,954,648

Basic earnings per common share	$.46	$.41

Diluted EPS Computation:
Numerator — Earnings available to common shareholders	$3,225	$2,874

Denominator:
Weighted average number of common shares Outstanding	7,069,776	6,954,648
Dilutive effect of stock options	26,256	35,693

	7,096,032	6,990,341

Diluted earnings per common share	$.45	$.41

Financial Condition
Balance Sheet Summary
          The Company’s total assets increased 2.8% to $1,446,096,000 during the three months ended March 31, 2009 from $1,406,786,000 at December 31, 2008. Loans, net of allowance for possible loan losses, totaled $1,074,074,000 at March 31, 2009, a 0.3% decrease from $1,077,047,000 at December 31, 2008. Securities increased $20,959,000, or 10.2%, to $226,219,000 at March 31, 2009 while Federal funds sold increased $34,885,000 to $56,055,000 at March 31, 2009 from $21,170,000 at December 31, 2008, each reflecting a growth in deposits that exceeded loan growth.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
          Total liabilities increased by 2.8% to $1,313,477,000 during the three months ended March 31, 2009 compared to $1,277,668,000 at December 31, 2008. This increase was composed primarily of a $34,484,000 increase in total deposits from $1,248,500,000 at December 31, 2008 to $1,282,984,000 at March 31, 2009. The increase in deposits included an increase in time deposits of $13,521,000 and an increase in demand deposits, NOW and savings accounts of $20,963,000. Securities sold under repurchase agreements increased $363,000 during the quarter ended March 31, 2009, and Federal Home Loan Bank advances decreased $427,000 during the quarter ended March 31, 2009.
          The following schedule details the loans of the Company at March 31, 2009 and December 31, 2008:

	(In Thousands)
	March 31,	December 31,
	2009	2008

Commercial, financial & agricultural	$357,297	$359,752
Real estate — construction	94,035	99,768
Real estate — mortgage	569,253	557,796
Installment	66,697	71,869

	1,087,282	1,089,185
Allowance for possible losses	(13,208)	(12,138)

	$1,074,074	$1,077,047

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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
          The Company’s first mortgage single family residential, consumer and credit card loans, which totaled approximately $374,513,000, $57,499,000 and $2,591,000, respectively, at March 31, 2009, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
          Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectability of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2009, the Company had nonaccrual loans totaling $10,640,000 as compared to $10,408,000 at December 31, 2008.
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
          Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2009, the Company had no loans that have had the terms modified in a troubled debt restructuring.
          Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the first quarter of 2009 were $994,000 as compared to $727,000 for the quarter ended March 31, 2008.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
          Impaired loans and related allowance for loan loss amounts at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$10,640	2,046	10,408	1,810
Impaired loans with no allowance for loan loss	—	—	—	—

	$10,640	2,046	10,408	1,810

          The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
          The following schedule details selected information as to non-performing loans of the Company:

	March 31, 2009		December 31, 2008
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$2,588	10,482	1,989	10,153
Installment loans	166	48	339	27
Commercial	431	110	1,388	228

	$3,185	10,640	3,716	10,408

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2009 totaled $13,825,000, as compared to $14,124,000 at December 31, 2008. The decrease of $299,000 in non-performing loans during the three months ended March 31, 2009 is due primarily to a decrease in non-performing commercial and installment loans, offset by an increase in non-performing real estate loans. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to loan losses, unless there is further deterioration of local real estate values.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
          The following table presents certain internally graded loans as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	(In thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$421	136	285	—
Real estate mortgage	26,659	10,679	15,980	—
Real estate construction	218	—	218	—
Consumer	951	107	609	235

	$28,249	10,922	17,092	235

	December 31, 2008
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,944	1,592	352	—
Real estate mortgage	24,700	10,887	13,813	—
Real estate construction	155	—	155	—
Consumer	1,000	311	653	36

	$27,799	12,790	14,973	36

          At March 31, 2009, loans totaling $28,249,000 were included in the Company’s internal classified loan list. Of these loans $26,877,000 are real estate related loans and $1,372,000 are other commercial and consumer loans. The collateral values securing these loans totaled approximately $63,604,000, ($60,815,000 related to real property and $2,789,000 related to personal loans). Internally classified loans increased $450,000, or 1.6%, from $27,799,000 at December 31, 2008. Internally classified commercial loans decreased $1,523,000 and internally classified personal and real estate loans increased $973,000 from December 31, 2008 amounts. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
     Residential real estate loans that are internally graded totaling $26,659,000 and $24,700,000 at March 31, 2009 and December 31, 2008, respectively, consist of 137 and 119 loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Balance Sheet Summary, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Loans In	Amount	Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$2,408	32.9%	$3,435	33.0%
Real estate construction	654	8.7	704	9.2
Real estate mortgage	8,290	52.4	6,407	51.2
Installment	1,856	6.0	1,592	6.6

	$13,208	100.0%	$12,138	100 .0%

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
     Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2009, the Company’s liquid assets totaled $183,309,000.
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
          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.1 million mature or will be subject to rate adjustments within the next twelve months.
          A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2009, loans totaling approximately $345.0 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
          As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $315.6 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
          At March 31, 2009, we had unfunded loan commitments outstanding of $170.5 million and outstanding standby letters of credit of $19.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
          Capital. At March 31, 2009, total shareholders’ equity was $132,619,000, or 9.2% of total assets, which compares with $129,118,000, or 9.2% of total assets at December 31, 2008. The dollar increase in shareholders’ equity during the three months ended March 31, 2009 results from the Company’s net income of $3,225,000, proceeds from the issuance of common stock related to exercise of stock options of $66,000, the net effect of a $2,110,000 unrealized gain on investment securities net of applicable income taxes of $808,000, cash dividends declared of $2,113,000 of which $1,712,000 was reinvested under the Company’s dividend reinvestment plan, $697,000 relating to the repurchase of 19,493 shares of common stock by the Company, and $6,000 related to stock option compensation.
          In April 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”) which expired April 13, 2009. The 1999 Stock Option Plan provided for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. As of March 31, 2009, the Company has granted key employees options to purchase a total of 67,103 shares of common stock pursuant to the 1999 Stock Option Plan. At March 31, 2009, options to purchase 26,668 shares were exercisable.
          On April 14, 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan is effective as of April 14, 2009 and replaces the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be made in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Position and Dividends, Continued
          The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Company and the Company’s subsidiary bank have none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. The risk-based capital guidelines require the subsidiary bank and the Company to have a total risk-based capital ratio of 8.0% and a Tier I risk-based capital ratio of 4.0%. Set forth below is the Company’s and the bank subsidiary capital ratios as of March 31, 2009 and December 31, 2008.

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)		(Dollars in Thousands)

March 31, 2009
Actual:
Total Capital	$139,467	12.51%	$138,801	12.46%
Tier 1 Capital	125,879	11.29	125,213	11.23
Leverage	125,879	9.00	125,213	8.95

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2008
Actual:
Total Capital	$136,142	12.54%	$136,672	12.47%
Tier 1 Capital	123,581	11.40	124,111	11.32
Leverage	123,581	8.96	124,111	8.91

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
          The Company and the Bank are considered to be well capitalized under regulatory definitions.
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
          There have been no material changes in reported market risks during the three months ended March 31, 2009.
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
          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The table below sets forth the number of shares repurchased by the registrant during the first quarter of 2009 and the average prices at which these shares were repurchased.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Average Price	as Part of Publicly	Yet Be Purchased
	Total Shares	Paid per	Announced Plans	under the Plans
	Purchased	Share	or Programs	or Programs

January 1 — January 31, 2009	—	—	—	—
February 1 — February 28, 2009	—	—	—	—
March 1 — March 31, 2009	19,493	$35.75	—	—
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not Applicable.
Item 5. OTHER INFORMATION
          None

Item 6. EXHIBITS
(a)	Exhibits
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)
DATE: May 4, 2009	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 4, 2009	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer