Form 10-Q
period 2009-06-30
WILSON BANK HOLDING CO
filed 2009-08-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 7,131,766 shares at August 10, 2009

Part I. Financial Information

Item 1.	Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in Thousands
	Except Per Share Amounts)
Assets
Loans	$1,101,116	$1,089,185
Less: Allowance for possible loan losses	(13,956)	(12,138)

Net loans	1,087,160	1,077,047

Securities:
Held to maturity, at cost (market value $12,360 and $11,021, respectively)	12,172	11,093
Available-for-sale, at market (amortized cost $210,293 and $195,087, respectively)	207,958	194,167

Total securities	220,130	205,260

Loans held for sale	6,437	3,541
Restricted equity securities	3,012	3,100
Federal funds sold	48,000	21,170

Total earning assets	1,364,739	1,310,118

Cash and due from banks	23,537	38,073
Bank premises and equipment, net	30,550	31,035
Accrued interest receivable	7,382	8,357
Deferred income tax asset	4,161	3,578
Other real estate	4,663	4,993
Goodwill	4,805	4,805
Other intangible assets, net	1,102	1,300
Other assets	4,478	4,527

Total assets	$1,445,417	$1,406,786

Liabilities and Shareholders’ Equity
Deposits	$1,284,368	$1,248,500
Securities sold under repurchase agreements	6,337	7,447
Federal Home Loan Bank advances	12,963	13,811
Accrued interest and other liabilities	7,930	7,910

Total liabilities	1,311,598	1,277,668

Shareholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 7,081,965 and 7,042,042 shares, respectively	14,164	14,084
Additional paid-in capital	39,187	38,078
Retained earnings	81,909	77,524

Net unrealized losses on available-for-sale securities, net of income taxes of $894 and $352, respectively	(1,441)	(568)

Total shareholders’ equity	133,819	129,118

Total liabilities and shareholders’ equity	$1,445,417	$1,406,786

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in Thousands
		Except per Share Amounts)
Interest income:
Interest and fees on loans	$17,776	$18,674	$35,437	$37,513
Interest and dividends on securities:
Taxable securities	2,350	2,982	4,825	5,632
Exempt from Federal income taxes	117	137	235	289
Interest on loans held for sale	99	44	168	99
Interest on Federal funds sold	18	178	47	654
Interest and dividends on restricted securities	35	4	84	56

Total interest income	20,395	22,019	40,796	44,243

Interest expense:
Interest on negotiable order of withdrawal accounts	604	905	745	1,859
Interest on money market and savings accounts	879	1,012	2,106	2,157
Interest on certificates of deposit	6,364	8,231	12,819	17,221
Interest on securities sold under repurchase agreements	28	33	59	97
Interest on Federal Home Loan Bank advances	157	174	318	352

Total interest expense	8,032	10,355	16,047	21,686

Net interest income before provision for loan losses	12,363	11,664	24,749	22,557
Provision for loan losses	1,297	1,224	3,361	2,140

Net interest income after provision for loan losses	11,066	10,440	21,388	20,417

Non-interest income:
Service charges on deposit accounts	1,437	1,490	2,775	2,945
Other fees and commissions	1,312	1,429	2,454	2,673
Gain on sale of loans	948	375	1,723	797
Gain (loss) on sale of securities	(5)	92	500	92
Other income	1	4	1	3

Total non-interest income	3,693	3,390	7,453	6,510

Non-interest expense:
Salaries and employee benefits	5,179	5,128	10,275	10,118
Occupancy expenses, net	591	570	1,244	1,095
Furniture and equipment expense	325	369	696	732
Data processing expense	243	286	488	549
Directors’ fees	184	188	396	407
Other operating expenses	2,705	2,221	4,844	4,240
Loss on sale of other real estate	145	35	194	66
Loss on sale of other assets	18	2	37	3
Loss on sale of fixed assets	—	18	—	20

Total non-interest expense	9,390	8,817	18,174	17,230

Earnings before income taxes	5,369	5,013	10,667	9,697
Income taxes	2,096	1,950	4,169	3,760

Net earnings	3,273	3,063	6,498	5,937

Weighted average number of shares outstanding-basic	7,077,562	6,976,514	7,073,691	6,956,906

Weighted average number of shares outstanding-diluted	7,100,883	7,013,387	7,096,239	6,992,847

Basic earnings per common share	$.46	$.44	$.92	$.85

Diluted earnings per common share	$.46	$.44	$.92	$.85

Dividends per share	$—	$—	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In Thousands)
Net earnings	$3,273	$3,063	$6,498	$5,937

Other comprehensive losses, net of tax:
Unrealized losses on available-for-sale securities arising during period, net of taxes of $1,351, $2,499, $350 and $2,113, respectively	(2,178)	(4,028)	(564)	(3,405)

Reclassification adjustment for net losses (gains) included in net earnings, net of taxes of $2, $35, $191 and $35, respectively	3	(57)	(309)	(57)

Other comprehensive losses	(2,175)	(4,085)	(873)	(3,462)

Comprehensive earnings (losses)	$1,098	$(1,022)	$5,625	$2,475

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2009	2008
	(In Thousands)
Cash flows from operating activities:
Interest received	$41,824	$43,840
Fees and commissions received	5,230	5,621
Proceeds from sale of loans held for sale	104,253	42,837
Origination of loans held for sale	(105,426)	(40,166)
Interest paid	(16,448)	(22,254)
Cash paid to suppliers and employees	(15,084)	(13,891)
Income taxes paid	(5,494)	(4,104)

Net cash provided by operating activities	8,855	11,883

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to- maturity securities	1,471	2,463
Proceeds from maturities, calls, and principal payments of available-for-sale securities	190,783	147,523
Purchase of held-to-maturity securities	(2,558)	(1,659)
Purchase of available-for-sale securities	(205,534)	(150,074)
Loans made to customers, net of repayments	(16,143)	(74,168)
Purchase of premises and equipment	(343)	(1,399)
Proceeds from sale of other real estate	2,504	956
Proceeds from sale of other assets	285	14

Net cash used in investing activities	(29,535)	(76,344)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	19,182	30,716
Net increase in time deposits	16,686	36,983
Decrease in securities sold under repurchase agreements	(1,110)	(1,145)
Net decrease in advances from Federal Home Loan Bank	(848)	(829)
Dividends paid	(2,113)	(2,075)
Proceeds from sale of common stock	1,712	1,850
Proceeds from exercise of stock options	162	84
Repurchase of common stock	(697)	—

Net cash provided by financing activities	32,974	65,584

Net increase in cash and cash equivalents	12,294	1,123

Cash and cash equivalents at beginning of period	59,243	59,575

Cash and cash equivalents at end of period	$71,537	$60,698

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2009 and 2008
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2009	2008
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$6,498	$5,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,079	941
Provision for loan losses	3,361	2,140
Stock option compensation	12	8
Loss on sale of other real estate	194	66
Loss on sale of other assets	37	3
Loss on sale of fixed assets	—	20
Security gains	(500)	(92)
Loss on write-off of restricted equity securities	88	—
Decrease (increase) in loans held for sale	(2,896)	1,874
Increase in deferred tax assets	(257)	(26)
Decrease in other assets, net	28	100
Increase in taxes payable	(1,068)	(318)
Decrease (increase) in interest receivable	975	(327)
Increase in other liabilities	1,705	2,125
Increase in interest payable	(401)	(568)

Total adjustments	2,357	5,946

Net cash provided by operating activities	$8,855	$11,883

Supplemental schedule of non-cash activities:

Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $541 And $2,148, for the six months ended June 30, 2009 and 2008, respectively	$(873)	$3,462

Non-cash transfers from loans to other real estate	$2,368	$1,604

Non-cash transfers from loans to other assets	$301	$22

Change in accounting principle related to deferred compensation plan	$—	$284

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
     The unaudited, consolidated financial statements include the accounts of Wilson Bank Holding Company (“Company”) and its wholly-owned subsidiary, Wilson Bank and Trust (the “Bank”).
     The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
Fair Value Measurements
          Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) provides guidance on how entities should measure fair value under U.S. generally accepted accounting principles (“GAAP”). For any assets or liabilities requiring a fair value, SFAS No. 157 establishes a hierarchy of assets valuation summarized as follows:
➢	Level 1 assets are those with unadjusted quoted prices in active markets for identical assets to the instrument or security being valued, for example stocks trading on the New York Stock Exchange.

➢	Level 2 assets are those where pricing inputs for the assets are observable, either directly or indirectly.

➢	Level 3 assets are those that don’t have readily observable pricing inputs.
     Except for marketable securities, cash surrender value of life insurance, repossessed assets, other real estate, and impaired loans, the Company does not account for any other assets or liabilities using fair value. Substantially all marketable securities are considered Level 2 assets since their fair values are determined using observable pricing inputs. Impaired loans, repossessed assets, other real estate, and cash surrender values are considered Level 3 assets.
     Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements at June 30, 2009

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable Inputs	Unobservable
(in Thousands)	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Available-for-sale Securities	$207,958	$1,010	$206,948	$—
Cash surrender value	1,469	—	—	1,469
     Available-for-sale securities are measured on a recurring basis and are obtained from an independent pricing service.

     The carrying amount of the cash surrender value of life insurance is based on information received from the insurance carrier indicating the financial performance of the policies.
     The fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices.
     Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at June 30, 2009

		Quoted Prices in
	Carrying	Active Markets	Significant Other	Significant
	Value at June	for Identical	Observable	Unobservable
(in Thousands)	30, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$49,062	$—	$—	$49,062
Other real estate	4,663	—	—	4,663
Repossesed assets	60	—	—	60
     Impaired loan balances in the table above represent those collateral-dependent loans where management has estimated the credit loss by comparing the loans’ carrying values against the expected realized fair values of the collateral securing those loans. As of June 30, 2009 impaired loans had a carrying amount of $49,062,000, with a valuation allowance of $4,891,000.
     Other real estate, consisting of properties of obtained thru foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held is treated as a charge against the allowance for loan losses.

Changes in level 3 fair value measurements
     The table below includes a roll forward of the balance sheet amounts for the six months ended June 30, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
     Six months ended, June 30, 2009 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2009	$1,378	$—
Total realized gains included in income	71	—
Purchases, issuances and settlements, net	—	—
Transfers in and/or (out) of Level 3	—	—
Fair Value, June 30, 2009	$1,469	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance at June 30, 2009	$—	$—
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.
Cash and short-term investments
     For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities
     The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.
     SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.

Loans
     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.
     The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.
     The estimated maturity for mortgages is modified from the contractual terms to give consideration to management’s experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale
     The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the Bank’s internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals) and certain other factors.
Deposit Liabilities
     The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107, the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.
Securities Sold Under Repurchase Agreements
     The securities sold under repurchase agreements are payable upon demand. For this reason the carrying amount is a reasonable estimate of fair value.
Advances from Federal Home Loan Bank
     The fair value of the advances from the Federal Home Loan Bank are estimated by discounting the future cash outflows using the current market rates.
Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written
     Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are generally made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods extending from one to two years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit, and the amounts unearned at June 30, 2009 and 2008 are insignificant. Accordingly, these commitments have no carrying value, and management estimates the commitments to have no significant fair value.
     The carrying value and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	In Thousands
	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$71,537	71,537	$59,243	59,243
Securities	220,130	220,318	205,260	205,188
Loans, net of unearned interest	1,101,116		1,089,185
Less: allowance for loan losses	13,956		12,138

Loans, net of allowance	1,087,160	1,089,571	1,077,047	1,079,607

Loans held for sale	6,437	6,437	3,541	3,541
Restricted equity securities	3,012	3,012	3,100	3,100

Financial liabilities:
Deposits	1,284,368	1,295,621	1,248,500	1,257,120
Securities sold under repurchase agreements	6,337	6,337	7,447	7,447
Advances from Federal Home Loan Bank	12,963	13,355	13,811	13,997

	Notional		Notional
	Amount		Amount
Unrecognized financial instruments:
Commitments to extend credit	18,500	—	8,500	—
Standby letters of credit	17,700	—	22,000	—
Limitations
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     Fair value estimates are based on estimating on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Allowance for Loan Losses
     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2009	2008
	(In Thousands)
Balance, January 1, 2009 and 2008, respectively	$12,138	$9,473
Add (deduct):
Losses charged to allowance	(1,754)	(1,386)
Recoveries credited to allowance	211	248
Provision for loan losses	3,361	2,140

Balance, June 30, 2009 and 2008, respectively	$13,956	$10,475

Securities
          The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$207,959	$444	$2,801	$205,602
Obligations of states and political subdivisions	1,523	—	12	1,511
Mortgage-backed securities	811	34	—	845

	$210,293	$478	$2,813	$207,958

	June 30, 2009
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$12,155	$265	$77	$12,343
Mortgage-backed securities	17	—	—	17

	$12,172	$265	$77	$12,360

	December 31, 2008
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$146,876	$464	$1,582	$145,758
Obligations of states and political subdivisions	1,523	—	76	1,447
Mortgage-backed securities	$46,688	$330	$56	$46,962

	$195,087	794	1,714	194,167

	December 31, 2008
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$11,074	$91	$162	$11,003
Mortgage-backed securities	19	—	1	18

	$11,093	$91	$163	$11,021

     The amortized cost and estimated market value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-Maturity
	In Thousands
		Estimate		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$1,000	$1,010	$797	$810
Due after one year through five years	41,686	41,308	6,314	6,502
Due after five years through ten years	124,109	121,980	3,298	3,358
Due after ten years	43,498	43,660	1,763	1,690

	$210,293	$207,958	$12,172	$12,360

          The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

	Investments with Unrealized		Investments with Unrealized		Total Investments with an
	Loss of Less than 12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
June 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and other U.S. Government Agencies	$152,030	$2,801	$—	$—	$152,030	$2,801
Obligations of states And political sub- divisions	2,129	16	1,286	73	3,415	89
Mortgage-backed securities	—	—	—	—	—	—

	$154,159	$2,817	$1,286	$73	$155,445	$2,890

	Investments with Unrealized		Investments with Unrealized		Total Investments with an
	Loss of Less than 12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and other U.S. Government Agencies	$71,023	$1,059	$22,446	$523	$93,469	$1,582
Obligations of states and political sub- divisions	3,494	238	—	—	3,494	238
Mortgage-backed securities	10,363	56	10	1	10,373	57

	$84,880	$1,353	$22,456	$524	$107,336	$1,877

     In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008, comprehensive earnings for the three and six months ended June 30, 2009 and 2008 and changes in cash flows for the six months ended June 30, 2009 and 2008. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s 2008 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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
          In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Forms 10-K and also includes, without limitation (i) deterioration in the financial condition of borrowers financial condition resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the continued deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (viii) inadequate allowance for loan losses, (ix) results of regulatory examinations, and (x) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
Results of Operations
          Net earnings increased 9.4% to $6,498,000 for the six months ended June 30, 2009 from $5,937,000 in the first six months of 2008. Net earnings were $3,273,000 for the quarter ended June 30, 2009, an increase of $210,000, or 6.9%, from $3,063,000 for the three months ended June 30, 2008 and an increase of $48,000, or 1.6%, over the quarter ended March 31, 2009. The increase in net earnings during the six months ended June 30, 2009 as compared to the prior year period was primarily due to a 26.0% decrease in interest expense offset in part by a 7.6% decrease in total interest income. Net earnings for the six months ended June 30, 2009 compared to June 30, 2008 were negatively impacted by the $1,221,000, or 57.1%, increase in provision for possible loan losses over the prior year’s comparable period. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the six months ended June 30, 2009 was 3.68% as compared to 3.48% for the first six months of 2008 and the net interest margin was 3.60% for the quarter ended June 30, 2009 compared to 3.16% for the quarter ended June 30, 2008. The increase in net interest margin for the six months ended June 30, 2009, reflects the Company’s ability to reduce deposit rates while growing the funding base but further improvement was hampered by the increased level of nonaccrual loans.
Net Interest Income
          Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $3,447,000, or 7.8%, during the six months ended June 30, 2009 as compared to the same period in 2008. The decrease in total interest income was $1,624,000, or 7.4%, for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. Interest income for the second quarter of 2009 decreased $6,000, or 0.03%, over the first three months of 2009. The decrease in the first six months of 2009 was primarily attributable to the impact of rate cuts by the Federal Reserve Open Market Committee throughout 2008 to the federal funds rate offset in part by the increase in average earning assets. The ratio of average earning assets to total average assets was 95.5% and 94.3% for the six months ended June 30, 2009 and June 30, 2008, respectively.
          Interest expense decreased $5,639,000, or 26.0%, for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease was $2,323,000, or 22.4%, for the three months ended June 30, 2009 as compared to the same period in 2008. Interest expense increased $17,000, or 0.2%, for the quarter ended June 30, 2009 over the first three months of 2009. The decrease for the quarter ended June 30, 2009 and for the six months ended June 30, 2009 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the rate cuts by the Federal Reserve Open Market Committee.
          The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $2,192,000, or 9.7%, for the first six months of 2009 as compared to the same period in 2008. The increase was $699,000, or 6.0%, for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. When compared to the first quarter of 2009, the Company experienced a decrease of $23,000, or 0.2%.
Provision for Loan Losses
          The provision for loan losses was $3,361,000 and $2,140,000 for the first six months of 2009 and 2008, respectively. The provision for loan losses during the three month periods ended June 30, 2009 and 2008 was $1,297,000 and $1,224,000, respectively. The increase in the provision in the second quarter of 2009 and first six months of 2009 was primarily related to the Company’s decision to increase the provision for loan losses during 2009 due to the continued weakening of economic conditions in the Company’s market areas, generally, and in the residential real estate construction and development area, specifically. Borrowers that are home builders and developers and sub dividers of land began experiencing stress in 2008 and have continued to experience stress in the first six months of 2009 as a result of declining residential real estate demand and resulting price and collateral value declines in the Company’s market areas. As a result, the Company increased its provision for loan losses. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans The provision for loan losses raised the allowance for possible loan losses (net of charge-offs and recoveries) to $13,956,000, an increase of 15.0% from $12,138,000 at December 31, 2008 and an increase of $748,000, or 5.7% from March 31, 2009. The allowance for loan losses was 1.27%, 1.21%, and 1.11% of total loans at June 30, 2009, March 31, 2009, and December 31, 2008, respectively.
          The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to the Finance Committee and subsequently approved by the Board of Directors. Management believes the allowance for loan losses at June 30, 2009 to be adequate, but if economic conditions deteriorate beyond management’s expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income
          The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2009 increased 14.5% to $7,453,000 from $6,510,000 for the same period in 2008. The increase was $303,000, or 8.9%, during the quarter ended June 30, 2009 compared to the second quarter in 2008 and there was a decrease of $67,000, or 1.8%, over the first three months of 2009. The increase for the first six months of 2009 was due primarily to an increase in gain on sale of loans relating primarily to the refinancing of home loans due to lower mortgage rates. Gain on sale of loans increased $926,000, or 116.2%, during the six months ended June 30, 2009 compared to the same period in 2008. Gain on sale of loans increased $573,000, or 152.8%, during the quarter ended June 30, 2009 compared to the same quarter in 2008. The Company’s non-interest income in 2009 also benefited from a $500,000 gain on the sale of investments as a result of the Company restructuring its bond portfolio. Other fees and commissions decreased $219,000, or 8.2%, during the six months ended June 30, 2009 compared to the same period in 2008 and decreased $117,000, or 8.2%, during the quarter ended June 30, 2009 compared to the second quarter of 2008. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees and declined over the prior year’s comparable periods because of a decrease in brokerage income due to the current economic conditions. Service charges on deposit accounts decreased $170,000, or 5.8%, during the six months ended June 30, 2009 compared to the same period in 2008. The decrease was $53,000, or 3.6%, during the quarter ended June 30, 2009 compared to the second quarter of 2008 and there was an increase of $99,000, or 7.4%, over the first three months of 2009. The decrease in service charges in 2009 when compared to the comparable periods in 2008 was the result of consumers slowing their spending due to the current economic environment.
Non-Interest Expenses
          Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other real estate and other operating expenses. Total non-interest expenses increased $944,000, or 5.5%, during the first six months of 2009 compared to the same period in 2008. The increase for the quarter ended June 30, 2009 was $573,000, or 6.5%, as compared to the comparable quarter in 2008. The Company experienced an increase of $606,000, or 6.9%, in non-interest expenses in the quarter as compared to the first three months of 2009. The increase in non-interest expenses is attributable primarily to an increase in employee salaries and benefits associated with an increase in the number of employees necessary to support the Company’s operations. Other operating expenses for the six months ended June 30, 2009 increased to $4,844,000 from $4,240,000 for the comparable period in 2008. Other operating expenses increased $484,000, or 21.8%, during the quarter ended June 30, 2009 as compared to the same period in 2008. The increase in other operating expenses for the six months ended June 30, 2009 related primarily to an increase in FDIC insurance premiums of $285,000, or 72.2%, to $680,000 at June 30, 2009 compared to $395,000 at June 30, 2008. The Company expects that its FDIC insurance cost for 2009 will increase by 100% when compared to 2008, as the Company’s deposit assessment rate increases from approximately 6 basis points of total deposits to approximately 13 basis points. The Company also was assessed a special assessment of approximately $650,000 at the end of the second quarter to be paid in the third quarter to provide additional reserves for the Bank Insurance Fund.
Income Taxes
          The Company’s income tax expense was $4,169,000 for the six months ended June 30, 2009 an increase of $409,000 over the comparable period in 2008. Income tax expense was $2,096,000 for the quarter ended June 30, 2009, an increase of $146,000 over the same period in 2008. The percentage of income tax expense to net income before taxes was 39.1% and 38.8% for the six months ended June 30, 2009 and 2008, respectively, and 39.0% and 38.9% for the quarters ended June 30, 2009 and 2008, respectively. The percentage of income tax expense to net income before taxes was 39.1% for the first three months of 2009.

Earnings Per Share
          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
          The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$3,273	$3,063	$6,498	$5,937

Denominator — Weighted average number of common shares outstanding	7,077,562	6,976,514	7,073,691	6,956,906

Basic earnings per common share	$.46	$.44	$.92	$.85

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$3,273	$3,063	$6,498	$5,937

Denominator — Weighted average number of common shares outstanding	7,077,562	6,976,514	7,073,691	6,956,906
Dilutive effect of stock options	23,321	36,873	22,548	35,941

	7,100,883	7,013,387	7,096,239	6,992,847

Diluted earnings per common share	$.46	$.44	$.92	$.85

Financial Condition
Balance Sheet Summary
          The Company’s total assets increased 2.8% to $1,445,417,000 during the six months ended June 30, 2009 from $1,406,786,000 at December 31, 2008. Total assets decreased $679,000 during the three-month period ended June 30, 2009 after increasing $39,310,000, or 2.8%, during the three-month period ended March 31, 2009. Loans, net of allowance for possible loan losses, totaled $1,087,160,000 at June 30, 2009, a 0.9% increase compared to $1,077,047,000 at December 31, 2008. Loans increased $13,086,000, or 1.2%, during the three months ended June 30, 2009. Securities increased $14,870,000, or 7.2%, to $220,130,000 at June 30, 2009 from $205,260,000 at December 31, 2008. Securities decreased $6,089,000, or 2.7%, during the three months ended June 30, 2009. Federal funds sold increased to $48,000,000 at June 30, 2009 from $21,170,000 at December 31, 2008, reflecting a growth in deposits that exceeded loan growth.
          Total liabilities increased by 2.7% to $1,311,598,000 at June 30, 2009 compared to $1,277,668,000 at December 31, 2008. For the quarter ended June 30, 2009 total liabilities decreased $1,879,000, or 0.1%. The increase in total liabilities for the six months ended June 30, 2009, was comprised primarily of a $35,868,000, or 2.9%, increase in total deposits, offset by a decrease of $1,110,000, or 14.9%, in securities sold under repurchase agreements during the six months ended June

30, 2009. Federal Home Loan Bank advances decreased $848,000 during the six months ended June 30, 2009.
          The following schedule details the loans of the Company at June 30, 2009 and December 31, 2008:

	(In Thousands)
	June 30,	December 31,
	2009	2008
Commercial, financial & agricultural	$362,487	$359,752
Real estate — construction	92,400	99,768
Real estate — mortgage	589,171	557,796
Consumer	57,058	71,869

	1,101,116	1,089,185
Allowance for possible losses	(13,956)	(12,138)

	$1,087,160	$1,077,047

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
          The Company’s first mortgage single family residential, consumer and credit card loans, which totaled approximately $376,005,000, $54,489,000 and $2,747,000, respectively, at June 30, 2009, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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

          Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectability of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2009, the Company had nonaccrual loans totaling $12,711,000 as compared to $10,408,000 at December 31, 2008.
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
          Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2009, the Company had no loans that have had the terms modified in a troubled debt restructuring.
          Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the period ended June 30, 2009 was $1,543,000 as compared to $1,138,000 for the period ended June 30, 2008.
          Impaired loans and related allowance for loan loss amounts at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$16,942	4,891	10,408	1,810
Impaired loans with no allowance for loan loss	32,120	—	—	—

	$49,062	4,891	10,408	1,810

     The increase in impaired loans in the six months ended June 30, 2009 was primarily related to the weakened residential and commercial real estate market in the Company’s market areas. Within this segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans which may negatively impact the Company’s results of operations. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

          The following schedule details selected information as to non-performing loans of the Company at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$2,564	10,564	1,989	10,153
Installment loans	254	—	339	27
Commercial	23	2,147	1,388	228

	$2,841	12,711	3,716	10,408

Renegotiated loans	$—	—	—	—

     Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2009 totaled $15,552,000 an increase from $14,124,000 at December 31, 2008. During the three months ended June 30, 2009, non-performing loans increased $1,727,000 from $13,825,000 at March 31, 2009. The increase in non-performing loans during the six months ended June 30, 2009 of $1,428,000 is due primarily to an increase in non-performing real estate loans of $986,000 and an increase in non-performing commercial loans of $554,000, offset by a decrease in non-performing installment loans of $112,000. The increase in non performing loans relates primarily to one customer with non-performing loans totaling $1.7 million. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to loan losses, unless there is further deterioration of local real estate values.
          The following table presents total internally graded loans as of June 30, 2009 and December 31, 2008:
June 30, 2009
(In Thousands)

		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,874	—	2,874	—
Real estate mortgage	51,307	2,377	48,930	—
Real estate construction	218	—	218	—
Consumer	581	94	451	36

	$54,980	2,471	52,473	36

December 31, 2008
(In Thousands)

		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$1,944	1,592	352	—
Real estate mortgage	24,700	10,887	13,813	—
Real estate construction	155	—	155	—
Consumer	1,000	311	653	36

	$27,799	12,790	14,973	36

          The collateral values securing internally graded loans, based on estimates received by management, total approximately $97,128,000 ($94,638,000 related to real property, $2,204,000 related to commercial loans, and $286,000 related to personal and other loans). The internally classified loans have increased $27,181,000, or 97.8%, from $27,799,000 at December 31, 2008 to $54,980,000 at June 30, 2009. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
     The largest category of internally graded loans at June 30, 2009 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans and commercial real estate loans. Residential real estate loans that are internally classified totaling $51,307,000 and $24,700,000 at June 30, 2009 and December 31, 2008, respectively, consist of 131 and 119 loans at June 30, 2009 and December 31 2008, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2009		December 31, 2008
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$2,424	32.9%	$3,435	33.0%

Real estate construction	3,091	8.4	704	9.2
Real estate mortgage	7,029	53.5	6,407	51.2
Consumer	1,412	5.2	1,592	6.6

	$13,956	100.0%	$12,138	100 .0%

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
          Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2009, the Company’s liquid assets totaled $180,908,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
          Interest rate risk (sensitivity) focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the Company’s bank subsidiary. These meetings focus on the spread between the Company’s cost of funds and interest yields generated primarily through loans and investments.
          The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1.8 million mature or will be subject to rate adjustments within the next twelve months.
          A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2009, loans totaling approximately $348 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
          As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $321 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
          At June 30, 2008, the Company had unfunded loan commitments outstanding of $165.4 million and outstanding standby letters of credit of $17.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends
          At June 30, 2008, total stockholders’ equity was $133,819,000, or 9.3% of total assets, which compares with $129,118,000, or 9.2% of total assets, at December 31, 2008. The dollar increase in stockholders’ equity during the six months ended June 30, 2009 results from the Company’s net income of $6,498,000, proceeds from the issuance of common stock related to exercise of stock options of $162,000, the net effect of a $1,415,000 unrealized loss on investment securities net of applicable income tax benefit of $542,000, cash dividends declared of $2,113,000 of which $1,712,000 was reinvested under the Company’s dividend reinvestment plan, $697,000 relating to the repurchase of 19,493 shares of common stock by the Company, and $12,000 related to stock option compensation.
          In April 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”) which expired April 13, 2009. The 1999 Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options to officers and other key employees of the Company and its subsidiaries. As of June 30, 2009, the Company has granted key employees options to purchase a total of 59,652 shares of common stock pursuant to the 1999 Stock Option Plan. At June 30, 2009, options to purchase 19,995 shares were exercisable.
          On April 14, 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan is effective as of April 14, 2009 and replaces the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares. As of June 30, 2009, the Company has granted no options to employees pursuant to the 2009 Stock Option Plan.
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
     Set forth below is the Company’s and the bank subsidiary’s capital ratios as of June 30, 2009 and December 31, 2008.

	Wilson Bank Holding		Wilson Bank & Trust
	Company
	Amount	Ratio	Amount	Ratio
June 30, 2009	(Dollars in Thousands)		(Dollars in Thousands)
Actual:
Total Capital	$142,482	12.49%	$141,784	12.43%
Tier 1 Capital	129,353	11.34	128,655	11.28
Leverage	129,353	9.01	128,655	8.97

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
December 31, 2008	(Dollars in Thousands)		(Dollars in Thousands)
Actual:
Total Capital	$136,142	12.54%	$136,672	12.47%
Tier 1 Capital	123,581	11.40	124,111	11.32
Leverage	123,581	8.96	124,111	8.91

For Capital Adequacy Purposes:
Total Capital		8.0		8.0
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
          The Company and the Company’s bank subsidiary are each considered to be well capitalized under regulatory definition at June 30, 2009.
Impact of Inflation
          Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
          There have been no material changes in reported market risks during the six months ended June 30, 2009.
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
          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None

Item 1A.	RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held April 14, 2009 at which the shareholders voted on the following board members: Charles Bell, Randall Clemons, Jerry L Franklin, and James Anthony Patton.

(b)	Each director was elected by the following tabulation:

	Number
	Of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes
Charles Bell	3,936,474	3,925,221	11,253	0	0
Randall Clemons	3,936,474	3,924,267	12,207	0	0
Jerry L. Franklin	3,936,474	3,925,221	11,253	0	0
James Anthony Patton	3,936,474	3,925,221	11,253	0	0
In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

James F. Comer	2010
John B. Freeman	2010
Marshall Griffith *	2010
John R. Trice	2010
Robert T.
VanHooser Jr.	2010
Jack W. Bell	2011
Mackey Bentley	2011
Harold R. Patton	2011
H. Elmer Richerson	2011

*	Marshall Griffith resigned his position as a member of the Board of Directors of the Company and the Bank effective July 21, 2009.
(c)	At the annual meeting of shareholders, the shareholders also approved the adoption of the Wilson Bank Holding Company 2009 Stock Option Plan. The shareholders voted 3,874,331 in the affirmative and 35,164 against the proposal with 26,979 abstentions and no broker non-votes.

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
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

WILSON BANK HOLDING COMPANY
(Registrant)
DATE: August 10, 2009	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 10, 2009	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer