Form 10-Q
period 2009-09-30
WILSON BANK HOLDING CO
filed 2009-11-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Common stock outstanding: 7,139,408 shares at November 9, 2009

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Unaudited)

	September 30,	December 31,
	2009	2008
	(Dollars in Thousands
	Except Per Share Amounts)

Assets
Loans	$1,121,168	$1,089,185
Less: Allowance for loan losses	(14,374)	(12,138)

Net loans	1,106,794	1,077,047

Securities:
Held to maturity, at cost (market value $12,304 and $11,021, respectively)	11,989	11,093
Available-for-sale, at market (amortized cost $218,316 and $195,087, respectively)	217,363	194,167

Total securities	229,352	205,260

Loans held for sale	4,667	3,541
Restricted equity securities	3,012	3,100
Federal funds sold	21,215	21,170

Total earning assets	1,365,040	1,310,118

Cash and due from banks	18,432	38,073
Bank premises and equipment, net	30,319	31,035
Accrued interest receivable	8,568	8,357
Deferred income tax	3,652	3,578
Other real estate	3,603	4,993
Goodwill	4,805	4,805
Other intangible assets, net	1,003	1,300
Other assets	5,689	4,527

Total assets	$1,441,111	$1,406,786

Liabilities and Stockholders’ Equity
Deposits	$1,288,116	$1,248,500
Securities sold under repurchase agreements	5,698	7,447
Federal Home Loan Bank advances	204	13,811
Accrued interest and other liabilities	9,734	7,910

Total liabilities	1,303,752	1,277,668

Stockholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 7,132,763 at September 30, 2009 and 7,042,042 shares at December 31, 2008, respectively	14,265	14,084
Additional paid-in capital	40,877	38,078
Retained earnings	82,805	77,524
Net unrealized losses on available-for-sale securities, net of income taxes of $365 and $352, respectively	(588)	(568)

Total stockholders’ equity	137,359	129,118

Total liabilities and stockholders’ equity	$1,441,111	$1,406,786

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$18,139	$18,724	$53,576	$56,237
Interest and dividends on securities:
Taxable securities	2,164	2,773	6,989	8,405
Exempt from Federal income taxes	124	130	359	419
Interest on loans held for sale	49	50	217	149
Interest on Federal funds sold	13	52	60	706
Interest and dividends on restricted securities	27	2	111	58

Total interest income	20,516	21,731	61,312	65,974

Interest expense:
Interest on negotiable order of withdrawal accounts	597	930	1,779	2,789
Interest on money market and savings accounts	910	1,139	2,579	3,296
Interest on certificates of deposit	5,973	7,274	18,792	24,495
Interest on securities sold under repurchase agreements	24	43	83	140
Interest on Federal Home Loan Bank advances	97	171	415	523
Interest on Federal funds purchased	1	4	1	4

Total interest expense	7,602	9,561	23,649	31,247

Net interest income before provision for possible loan losses	12,914	12,170	37,663	34,727
Provision for possible loan losses	1,164	1,212	4,525	3,352

Net interest income after provision for possible loan losses	11,750	10,958	33,138	31,375

Non-interest income:
Service charges on deposit accounts	1,514	1,570	4,289	4,515
Other fees and commissions	1,340	1,240	3,794	3,763
Gain on sale of loans	365	375	2,088	1,172
Gain (loss) on sale of securities	—	(12)	500	80
Other income	—	85	1	238

Total non-interest income	3,219	3,258	10,672	9,768

Non-interest expense:
Salaries and employee benefits	5,050	5,007	15,325	15,125
Occupancy expenses, net	583	611	1,827	1,706
Furniture and equipment expense	348	396	1,044	1,128
Data processing expense	311	284	799	833
Directors’ fees	182	186	578	593
Advertising	224	263	654	792
FDIC insurance expense	1,145	210	1,825	606
Other operating expenses	1,702	1,715	5,436	5,030
Loss on sale of other real estate	240	136	434	202
Loss on sale of other assets	12	12	49	15
Loss on sale of fixed assets	—	—	—	20

Total non-interest expense	9,797	8,820	27,971	26,050

Earnings before income taxes	5,172	5,396	15,839	15,093
Income taxes	2,010	2,107	6,179	5,867

Net earnings	$3,162	$3,289	$9,660	$9,226

Weighted average number of shares outstanding-basic	7,115,969	7,015,615	7,087,938	6,982,596

Weighted average number of shares outstanding-diluted	7,136,988	7,050,506	7,108,209	7,016,838

Basic earnings per common share	$.44	$.47	$1.36	$1.32

Diluted earnings per common share	$.44	$.47	$1.36	$1.31

Dividends per share	$.32	$.30	$.62	$.60

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)

Net earnings	$3,162	$3,289	$9,660	$9,226

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $528, $1,368, $178, and $744, respectively	853	2,206	289	(1,200)
Reclassification adjustment for net losses (gains) included in net earnings, net of taxes of $5, $191, and $31, respectively	—	7	(309)	(49)

Other comprehensive earnings (losses)	853	2,213	(20)	(1,249)

Comprehensive earnings	$4,015	$5,502	$9,640	$7,977

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2009	2008
	(In Thousands)
Cash flows from operating activities:
Interest received	$61,203	$66,465
Fees and commissions received	8,084	8,516
Proceeds from sale of loans	127,970	54,586
Origination of loans held for sale	(127,008)	(51,915)

Interest paid	(24,441)	(32,194)

Cash paid to suppliers and employees	(22,822)	(21,013)

Income taxes paid	(7,890)	(6,506)

Net cash provided by operating activities	15,096	17,939

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,658	3,117
Proceeds from maturities, calls, and principal payments of available-for-sale securities	206,330	187,523
Purchase of held-to-maturity securities	(2,558)	(1,659)

Purchase of available-for-sale securities	(229,157)	(176,283)

Loans made to customers, net of repayments	(37,693)	(98,737)

Purchase of premises and equipment	(521)	(1,630)

Proceeds from sale of other real estate	4,065	3,586
Proceeds from sale of other assets	343	26

Net cash used in investing activities	(57,533)	(84,057)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	23,360	34,275
Net increase in time deposits	16,256	27,227
Net decrease in securities sold under repurchase agreements	(1,749)	(786)

Repayment of advances from Federal Home Loan Bank	(13,607)	(1,245)

Dividends paid	(4,379)	(4,168)

Proceeds from sale of common stock	3,458	3,703
Proceeds from exercise of stock options	199	138
Repurchase of common stock	(697)	—

Net cash provided by financing activities	22,841	59,144

Net decrease in cash and cash equivalents	(19,596)	(6,974)

Cash and cash equivalents at beginning of period	59,243	59,575

Cash and cash equivalents at end of period	$39,647	$52,601

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2009 and 2008
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2009	2008
	(In Thousands)
Reconciliation of net earnings to net cash provided by
Operating activities:
Net earnings	$9,660	$9,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,636	1,532
Provision for loan losses	4,525	3,352
Loss on sale of other real estate	434	202
Loss on sale of other assets	49	15
Security gains	(500)	(80)
Loss on write off of restricted equity securities	88	—
Loss on sale of premises and equipment	—	20
Increase (decrease) in income tax receivable	(1,434)	176
Decrease (increase) in loans held for sale	(1,126)	1,499
Increase in deferred tax assets	(277)	(40)
Decrease (increase) in other assets, net	(1,222)	170
Increase in interest receivable	(211)	559
Increase in other liabilities	4,266	2,255
Decrease in interest payable	(792)	(947)

Total adjustments	$5,436	$8,713

Net cash provided by operating activities	$15,096	$17,939

Supplemental schedule of non-cash activities:

Unrealized gain (losses) in values of securities available-for-sale, net of taxes of $204,000 and $775,000 for the nine months ended September 30, 2009 and 2008, respectively	$(20)	$1,249

Non-cash transfers from loans to other real estate	$3,109	$6,089

Non-cash transfers from loans to other assets	$312	$36

Change in accounting principal related to deferred compensation plan	$—	$120

WILSON BANK HOLDING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Dekalb, and Smith Counties, Tennessee.
Basis of Presentation —The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2008 Annual Report previously filed on Form 10-K.
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.
Accounting Standards Codification —In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, “Generally Accepted Accounting Principles,” became applicable beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.
Use of Estimates —The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangibles and the valuation of other real estate.

Recently Adopted Accounting Pronouncements
Fair Value Measurement —In April 2009, the FASB issued ASC 820-10-65-4, “Fair Value Measurements and Disclosures.” FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. FASB ASC 820-10-65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FASB ASC 820-10-65-4 were effective April 1, 2009. There was no impact as a result of adopting FASB ASC 820-10-65-4.
In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FASB ASC 825-10-65-1 were effective April 1, 2009. As FASB ASC 825-10-65-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FASB ASC 825-10-65-1 had no impact to the Company’s financial condition or results of operations.
The Company has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Subsequent Events —We adopted the provisions of FASB ASC 855, “Subsequent Events”, during the period ended June 30, 2009. FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact our financial statements. We evaluated all events or transactions that occurred after September 30, 2009, through November 9, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events that required recognition in our disclosures to the September 30, 2009 financial statements.
Other-than-temporary impairment — In April 2009, the FASB issued ASC 320-10-65-1, “Investments —Debt and Equity Securities,” that amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FASB ASC 320-10-65-1 are effective for the Company’s interim period ending on June 30, 2009. There was no impact from the adoption of FASB ASC 320-10-65-1 on the Company’s financial position, results of operations or cash flows.

Note 2. Loans and Allowance for Loan Losses
The following schedule details the loans of the Company at September 30, 2009 and December 31, 2008:

	(In Thousands)
	September 30,	December 31,
	2009	2008

Commercial, financial & agricultural	$370,633	$359,752
Real estate — construction	90,857	99,768
Real estate — mortgage	599,447	557,796
Installment	60,231	71,869

	$1,121,168	$1,089,185
Allowance for possible losses	(14,374)	(12,138)

	$1,106,794	$1,077,047

Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(In Thousands)

Balance, January 1, 2009 and 2008, respectively	$12,138	$9,473
Add (deduct):
Losses charged to allowance	(2,579)	(2,007)
Recoveries credited to allowance	290	340
Provision for loan losses	4,525	3,352

Balance, September 30, 2009 and 2008, respectively	$14,374	$11,158

At September 30, 2009, the Company had certain impaired loans of $11,253,000 which were on non accruing interest status. At December 31, 2008, the Company had certain impaired loans of $10,408,000 which were on non accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings.
Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2009, there were $14.9 million of accruing restructured loans that remain in a performing status. There were no accruing restructured loans at December 31, 2008.
Potential problem loans, which are not included in nonperforming assets, amounted to approximately $10.6 million at September 30, 2009 compared to $8.8 million at December 31, 2008. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

Note 3. Securities
The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$215,381	$614	$1,611	$214,384
Obligations of states and political subdivisions	1,522	9	—	1,531
Mortgage-backed securities	1,413	35	—	1,448

	$218,316	$658	$1,611	$217,363

	September 30, 2009
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$11,974	$354	$39	$12,289
Mortgage-backed securities	15	—	—	15

	$11,989	$354	$39	$12,304

	December 31, 2008
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$146,876	$464	$1,582	$145,758
Obligations of states and political subdivisions	1,523	—	76	1,447
Mortgage-backed securities	46,688	330	56	46,962

	$195,087	$794	$1,714	$194,167

	December 31, 2008
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$11,074	$91	$162	$11,003
Mortgage-backed securities	19	—	1	18

	$11,093	$91	$163	$11,021

The amortized cost and estimated market value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-Maturity
	In Thousands
		Estimate		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$1,000	$1,008	$1,262	$1,283
Due after one year through five years	45,097	45,103	5,671	5,883
Due after five years through ten years	129,061	127,861	3,295	3,412
Due after ten years	43,158	43,391	1,761	1,726

	$218,316	$217,363	$11,989	$12,304

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

	Investments with Unrealized		Investments with Unrealized		Total Investments with an
	Loss of Less than 12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
September 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and other U.S. Government Agencies	$131,744	$1,611	$—	$—	$131,744	$1,611
Obligations of states and political sub-Divisions	565	2	1,322	37	1,887	39

	$132,309	$1,613	$1,322	$37	$133,631	$1,650

	Investments with Unrealized		Investments with Unrealized		Total Investments with an
	Loss of Less than 12 months		Loss of 12 months or longer		Unrealized Loss
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury and other U.S. Government Agencies	$71,023	$1,059	$22,446	$523	$93,469	$1,582
Obligations of states and political sub-Divisions	3,494	238	—	—	3,494	238
Mortgage-backed Securities	10,363	56	10	1	10,373	57

	$84,880	$1,353	$22,456	$524	$107,336	$1,877

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
The carrying values of the Company’s investment securities could decline in the future if the financial condition of issuers deteriorate and management determines it is probable that the Company will not recover the entire amortized cost bases of the securities. As a result, there is a risk that other-than-temporary impairment charges may occur in the future given the current economic environment.
Note 4. Earnings Per Share
The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$3,162	$3,289	$9,660	$9,226

Denominator — Weighted average number of common shares outstanding	7,115,969	7,015,615	7,087,938	6,982,596

Basic earnings per common share	$.44	$.47	$1.36	$1.32

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$3,162	3,289	$9,660	9,226

Denominator — Weighted average number of common shares outstanding	7,115,969	7,015,615	7,087,938	6,982,596
Dilutive effect of stock options	21,019	34,891	20,271	34,242

	7,136,988	7,050,506	7,108,209	7,016,838

Diluted earnings per common share	$.44	$.47	$1.36	1.31

Note 5. Fair Value Measurements
In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures.” FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Valuation Hierarchy
FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Assets
Securities available for sale — Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.
Impaired loans — A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy.
Other real estate — Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.
Other assets —Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies. The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered. The Company reflects these assets within Level 3 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value as of September 30, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands)
Fair Value Measurements at September 30, 2009

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable
(in Thousands)	2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$217,363	$1,008	$216,355	$—
Cash surrender value	1,483	—	—	1,483
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at September 30, 2009

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable
(in Thousands)	2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$39,765	$—	$—	$39,765
Other real estate	3,603	—	—	3,603
Repossesed assets	10	—	—	10
Changes in level 3 fair value measurements
The table below includes a roll forward of the balance sheet amounts for the nine months ended September 30, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Nine months ended, September 30, 2009 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2009	$1,398	$—
Total realized gains included in income	85	—
Purchases, issuances and settlements, net	—	—
Transfers in and/or (out) of Level 3	—	—

Fair Value, September 30, 2009	$1,493	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2009	$—	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash, Due From Banks and Federal Funds Sold —The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.
Securities held to maturity —Estimated fair values for securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.
Loans —For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.
Mortgage loans held-for-sale —Mortgage loans held-for-sale are carried at the lower of cost or fair value and are classified within Level 2 of the valuation hierarchy. The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.
Deposits, Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advance —The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit and fixed rate advances from the Federal Home Loan Bank are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

The carrying value and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	In Thousands
	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$39,647	39,647	$59,243	59,243
Securities, held to maturity	11,989	12,304	11,093	11,021
Loans, net of unearned interest	1,121,168		1,089,185
Less: allowance for loan losses	14,374		12,138

Loans, net of allowance	1,106,794	1,108,238	1,077,047	1,079,607

Loans held for sale	4,667	4,667	3,541	3,541
Restricted equity securities	3,012	3,012	3,100	3,100

Financial liabilities:
Deposits	1,288,116	1,294,466	1,248,500	1,257,120
Securities sold under repurchase agreements	5,698	5,698	7,447	7,447
Advances from Federal Home Loan Bank	204	203	13,811	13,997
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K and also includes, without limitation (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the continued deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (viii) inadequate allowance for loan losses, (ix) results of regulatory examinations, and (x) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from our mergers with Dekalb Community Bank and Community Bank of Smith County in 2005 have been critical to the determination of our financial position and results of operations.
Allowance for Loan Losses (“allowance”). Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.
A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.
An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses. Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.
The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into twelve segments based on call reporting requirements. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.
The allowance allocation begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on our historical loss data.
The estimated loan loss allocation for all twelve loan portfolio segments is then adjusted for management’s estimate of probable losses for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the twelve loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.
The assessment also includes an unallocated component. We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories. An example is the imprecision in the overall measurement process, in particular the volatility of the national and local economy.
We then test the resulting allowance by comparing the balance in the allowance to industry and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The board of directors reviews and approves the assessment prior to the filing of quarterly and annual financial information.
Impairment of Intangible Assets — Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill.
Results of Operations
Net earnings increased 4.7% to $9,660,000 for the nine months ended September 30, 2009 from $9,226,000 in the first nine months of 2008. Net earnings were $3,162,000 for the quarter ended September 30, 2009, a decrease of $127,000, or 3.9%, from $3,289,000 for the three months ended September 30, 2008 and a decrease of $111,000, or 3.4%, over the quarter ended June 30, 2009. The increase in net earnings during the nine months ended September 30, 2009 as compared to the prior year period was primarily due to a 24.3% decrease in interest expense, offset in part by a 7.1% decrease in interest income. Net earnings for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were negatively impacted by the increase in provision for possible loan losses of $1,173,000, or 35.0%, over the prior year’s comparable period. See “Provision for Possible Loan Losses” for further explanation. Net interest margin for the nine months ended September 30, 2009 was 3.7% as compared to 3.6% for the first nine months of 2008, and the net interest margin was 3.8% for the quarter ended September 30, 2009 compared to 3.6% for the quarter ended June 30, 2009, 3.4% for the quarter ended March 31, 2009 and 3.3% for the quarter ended September 30, 2008. The increase in net interest margin for the nine months ended September 30, 2009 reflects the Company’s ability to reduce deposit rates while growing the funding base, offset in part by the increased level of non accrual loans.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $4,662,000, or 7.1%, during the nine months ended September 30, 2009 as compared to the same period in 2008. Total interest income decreased $1,215,000, or 5.6%, for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 and increased $121,000, or 0.6%, over the second quarter of 2009. The decrease in the first nine months of 2009 was primarily attributable to the impact of rate cuts by the Federal Open Market Committee throughout 2008 to the federal funds rate offset in part by the increase in average earning assets. The ratio of average earnings assets to total average assets was 95.8% and 94.3% for the nine months ended September 30, 2009 and September 30, 2008, respectively.
Interest expense decreased $7,598,000, or 24.3%, for the nine months ended September 30, 2009 as compared to the same period in 2008. Interest expense decreased $1,959,000, or 20.5%, for the three months ended September 30, 2009 as compared to the same period in 2008. Interest expense decreased $430,000, or 5.4%, for the quarter ended September 30, 2009 over the quarter ended June 30, 2009. The decrease for the quarter ended September 30, 2009 and for the nine months ended September 30, 2009 as compared to the comparable period in 2008 was primarily due to a decrease in rates paid on deposits, particularly time deposits, reflecting the rate cuts by the Federal Open Market Committee.

The foregoing resulted in an increase in net interest income, before the provision for possible loan losses, of $2,936,000, or 8.4%, for the first nine months of 2009 as compared to the same period in 2008 and an increase of $744,000, or 6.1%, for the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008 and $551,000, or 4.5%, when compared to the second quarter of 2009.
Provision for Possible Loan Losses
The provision for possible loan losses was $4,525,000 and $3,352,000 for the first nine months of 2009 and 2008, respectively. The provision for loan losses during the quarters ended September 30, 2009 and 2008 was $1,164,000 and $1,212,000, respectively. The increase in the provision in the first nine months of 2009 related to the Company’s decision to increase the provision for loan losses during 2009 due to the continued weakening of economic conditions in the Company’s market areas, generally, and in the residential real estate construction and development area, specifically. Borrowers that are home builders and developers and sub dividers of land began experiencing stress in 2008 and have continued to experience stress in the first nine months of 2009 as a result of declining residential real estate demand and resulting price and collateral value declines in the Company’s market areas. As a result, the Company increased its provision for loan losses. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio in an effort to identify potential problem loans. The provision for loan losses raised the allowance for possible loan losses (net of charge-offs and recoveries) to $14,374,000, an increase of 18.4% from $12,138,000 at December 31, 2008 and an increase of $418,000, or 3.0%, from June 30, 2009. The allowance for possible loan losses was 1.28%, 1.27%, 1.21%, and 1.11% of total loans at September 30, 2009, June 30, 2009, March 31, 2009, and December 31, 2008, respectively.
Management believes the allowance for possible loan losses at September 30, 2009 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2009 increased 9.3% to $10,672,000 from $9,768,000 for the same period in 2008 and decreased $39,000, or 1.2%, during the quarter ended September 30, 2009 when compared to the third quarter of 2008. Non-interest income decreased $474,000, or 12.8%, during the quarter ended September 30, 2009 when compared to the second quarter of 2009. The increase for the nine months ended September 30, 2009 as compared to the comparable period in 2008 was due primarily to an increase in gain on sale of loans relating primarily to the refinancing of home loans primarily in the first and second quarter of 2009 due to lower mortgage rates. Gain on sale of loans increased $916,000, or 78.2%, during the nine months ended September 30, 2009 compared to the same period in 2008. Gain on sale of loans decreased $10,000, or 2.7%, during the quarter ended September 30, 2009 compared to the same quarter in 2008 reflecting a slowdown in refinancing activity in the third quarter of 2009. The Company’s non-interest income in 2009 also benefited from a $500,000 gain on the sale of investments as a result of the Company restructuring its bond portfolio during the first quarter of 2009. Other fees and commissions increased $31,000, or 0.8%, during the nine months ended September 30, 2009 compared to the same period in 2008 and increased $100,000, or 8.1%, during the quarter ended September 30, 2009 compared to the third quarter of 2008. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees. Service charges on deposit accounts decreased $226,000, or 5.0%, during the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was $56,000, or 3.6%, for the quarter ended September 30, 2009 compared to the same period in 2008. The decrease in service charges in 2009 when compared to the comparable periods in 2008 was the result of consumers slowing their spending due to the current economic environment.

Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $1,921,000, or 7.4%, during the first nine months of 2009 compared to the same period in 2008. The increases for the quarter ended September 30, 2009 were $977,000, or 11.1%, as compared to the comparable quarter in 2008 and $407,000, or 4.3%, as compared to the second quarter of 2009. The increases in non-interest expenses are attributable primarily to an increase in employee salaries and benefits and occupancy expenses associated with the number of employees and facilities necessary to support the Company’s operations and an increase in FDIC premiums discussed below. Other operating expenses for the nine months ended September 30, 2009 increased to $5,436,000 from $5,030,000 for the comparable period in 2008. Other operating expenses decreased $13,000, or 0.8%, during the quarter ended September 30, 2009 as compared to the same period in 2008. The increase in other operating expenses for the nine months ended September 30, 2009 related primarily to an increase in employee salaries and benefits and occupancy expense needed to support the Company’s operations. The FDIC insurance premiums increased $1,219,000, or 201.2% during the first nine months of 2009 compared to the same period in 2008. The Company expects that its FDIC insurance cost for 2009 will increase by more than 200% when compared to 2008, as a result of the special assessment in the second quarter and the increase in the Company’s deposit assessment rate from approximately 6 basis points of total deposits to approximately 14 basis points. The Company was assessed in the second quarter and paid in the third quarter a special assessment of $652,000 to provide additional reserves for the Bank Insurance Fund. In September 2009, the FDIC proposed a rule that, in lieu of any further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective January 1, 2011. If the rule is finalized as proposed, the Company expects to be required to prepay approximately $5.6 million in risk based assessments.
Income Taxes
The Company’s income tax expense was $6,179,000 for the nine months ended September 30, 2009, an increase of $312,000 over the comparable period in 2008. Income tax expense was $2,010,000 for the quarter ended September 30, 2009, a decrease of $97,000 over the same period in 2008. The percentage of income tax expense to net income before taxes was 39.0% for the nine months ended September 30, 2009 compared to 38.9% for the nine months ended September 30, 2008, and 38.9% and 39.0% for the quarters ended September 30, 2009 and 2008, respectively. The percentage of income tax expense to net income before taxes was 39.0% for the second quarter of 2009.
Financial Condition
Balance Sheet Summary
The Company’s total assets increased 2.4% to $1,441,111,000 during the nine months ended September 30, 2009 from $1,406,786,000 at December 31, 2008. Total assets decreased $4,306,000 during the three-month period ended September 30, 2009 and decreased $679,000 during the three-month period ended June 30, 2009 after increasing $39,310,000 during the three-month period ended March 31, 2009. Loans, net of allowance for possible loan losses, totaled $1,106,794,000 at September 30, 2009, a 2.8% increase compared to $1,077,047,000 at December 31, 2008. Net loans increased $19,634,000, or 1.8% and $13,086,000, or 1.2% for the second and third quarter of 2009 after decreasing $2,973,000, or 0.3%, during the first quarter of 2009. Securities increased $24,092,000, or 11.7%, to $229,352,000 at September 30, 2009 from $205,260,000 at December 31, 2008. Securities increased $9,222,000, or 4.2%, during the three months ended September 30, 2009. Federal funds sold increased to $21,215,000 at September 30, 2009 from $21,170,000 at December 31, 2008, reflecting a growth in deposits that exceeded loan growth.

Total liabilities increased by 2.0% to $1,303,752,000 at September 30, 2009 compared to $1,277,668,000 at December 31, 2008. During the third quarter, total liabilities decreased $7,846,000, or 0.6%. The increase in total liabilities since December 31, 2008 was composed primarily of a $39,616,000, or 3.2%, increase in total deposits, offset by a decrease of $1,749,000, or 23.5%, in securities sold under repurchase agreements. Federal Home Loan Bank advances decreased $13,607,000 during the nine months ended September 30, 2009.
Non Performing Assets
The following schedule details selected information as to loans past due 90 days and non-accrual loans of the Company at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$3,413	11,143	1,989	10,153
Installment loans	364	4	339	27
Commercial	123	106	1,388	228

	$3,900	11,253	3,716	10,408

Renegotiated loans	$—	—	—	—

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2009, the Company had nonaccrual loans totaling $11,253,000 as compared to $10,408,000 at December 31, 2008.
Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2009 totaled $15,153,000, an increase from $14,124,000 at December 31, 2008. During the quarter ended September 30, 2009, non-performing loans decreased $399,000 from $15,552,000 at June 30, 2009. The increase in non-performing loans during the nine months ended September 30, 2009 of $1,029,000 is due primarily to an increase in non-performing real estate loans of $2,414,000 and an increase in non-performing installment loans of $2,000, offset by a decrease in non-performing commercial loans of $1,387,000. The increase in non performing loans relates primarily to the overall deterioration of the economic conditions relating to real estate secured loans. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to loan losses, unless there is further deterioration of local real estate values.

Impaired loans and related allowance for loan loss amounts at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$16,094	4,594	$10,408	1,810
Impaired loans with no allowance for loan loss	23,671	—	—	—

	$39,765	4,594	$10,408	1,810

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
The increase in impaired loans in the nine months ended September 30, 2009 was primarily related to the weakened residential and commercial real estate market in the Company’s market areas. Within this segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans which may negatively impact the Company’s results of operations. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the nine months ended September 30, 2009 were $2,289,000 as compared to $1,667,000 for the nine months ended September 30, 2008.
The following table presents potential problem loans (including impaired loans) as of September 30, 2009 and December 31, 2008:

	September 30,
	2009
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$2,380	1,570	810	—
Real estate mortgage	47,267	3,715	43,552	—
Real estate construction	218	—	218	—
Consumer	549	84	465	—

	$50,414	5,369	45,045	—

	December 31,
	2008
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,944	1,592	352	—
Real estate mortgage	24,700	10,887	13,813	—
Real estate construction	155	—	155	—
Consumer	1,000	311	653	36

	$27,799	12,790	14,973	36

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $107,681,000 ($102,738,000 related to real property, $4,509,000 related to commercial loans, and $434,000 related to personal and other loans). The internally classified loans have increased $22,615,000, or 81.3%, from $27,799,000 at December 31, 2008. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at September 30, 2009 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans that are internally classified totaling $47,267,000 and $24,700,000 at September 30, 2009 and December 31, 2008, respectively, consist of 182 and 119 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operation. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.
The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2009		December 31, 2008
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$2,399	33.0%	$3,435	33.0%
Real estate construction	3,275	8.1	704	9.2
Real estate mortgage	7,355	53.5	6,407	51.2
Installment	1,345	5.4	1,592	6.6

	$14,374	100.0%	$12,138	100.0%

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
Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2009, the Company’s liquid assets totaled $172,090,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk, and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2009, securities totaling approximately $2.3 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2009, loans totaling approximately $338.1 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $307.4 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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
Off Balance Sheet Arrangements
At September 30, 2009, we had unfunded loan commitments outstanding of $155.1 million and outstanding standby letters of credit of $17.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
At September 30, 2009, total stockholders’ equity was $137,359,000, or 9.7% of total assets, which compares with $129,118,000, or 9.2% of total assets, at December 31, 2008. The dollar increase in stockholders’ equity during the nine months ended September 30, 2009 results from the Company’s net income of $9,660,000, proceeds from the issuance of common stock related to exercise of stock options of $199,000, the net effect of a $33,000 unrealized loss on investment securities net of applicable income tax benefit of $13,000, cash dividends declared of $4,379,000 of which $3,458,000 was reinvested under the Company’s dividend reinvestment plan, $697,000 relating to the repurchase of 19,493 shares of common stock by the Company, and $20,000 related to stock option compensation.
In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”) which expired April 13, 2009. The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options to officers and other key employees of the Company and its subsidiaries. As of September 30, 2009, the Company has granted key employees options to purchase a total of 56,189 shares of common stock pursuant to the 1999 Stock Option Plan. At September 30, 2009, options to purchase 24,491 shares were exercisable.
On April 14, 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan is effective as of April 14, 2009 and replaces the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares. As of September 30, 2009, the Company has granted no options to employees pursuant to the 2009 Stock Option Plan.
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

Set forth below is the Company’s and the bank subsidiary capital ratios as of September 30, 2009 and December 31, 2008.

	Wilson Bank Holding
	Company		Wilson Bank & Trust
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands		(Dollars in Thousands)

September 30, 2009
Actual:
Total Capital	$146,590	12.66%	$146,425	12.67%
Tier 1 Capital	132,139	11.41	131,974	11.42
Leverage	132,139	9.23	131,974	9.21

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0

December 31, 2008
Actual:
Total Capital	$136,142	12.54%	$136,672	12.47%
Tier 1 Capital	123,581	11.40	124,111	11.32
Leverage	123,581	8.96	124,000	8.96

For Capital Adequacy Purposes:
Total Capital		8.0%		8.0%
Tier 1 Capital		4.0		4.0
Leverage		4.0		4.0
The Company and the Company’s bank subsidiary are each considered to be well capitalized under regulatory definition at September 30, 2009.
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
There has been no material changes in reported market risks during the nine months ended September 30, 2009.

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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
Except as set forth below, there were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recent negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue at least throughout the remainder of 2009 and into 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of September 30, 2009, approximately 86.6% of our loans held for investment were secured by real estate. Of this amount, approximately 32.6% were commercial real estate loans, 44.6% were residential real estate loans, 21.3% were construction and development loans and 1.5% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of the Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments.

Recent legislative and regulatory initiatives that were enacted in response to the recent financial crisis are beginning to wind down.

The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, the Emergency Economic Stabilization Act of 2008 or EESA, was enacted on October 3, 2008. The Troubled Asset Relief Program, or “TARP”, established pursuant to EESA, includes the Capital Purchase Program, pursuant to which Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. TARP is scheduled to expire December 31, 2009, although the Treasury has announced it will likely extend it until October 31, 2010. On September 18, 2009, the Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the Temporary Loan Guaranty Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility. The Transaction Account Guarantee portion of the program, which guarantees non interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)
DATE: November 9, 2009	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 9, 2009	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer