Form 10-K
period 2009-12-31
WILSON BANK HOLDING CO
filed 2010-03-16
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, $2.00 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $224,416,500. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $36.25 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Shares of common stock, $2.00 par value per share, outstanding on March 16, 2010 were 7,184,719.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 13, 2010 are incorporated by reference into Items 10, 11, 12, 13 and 14.

PART I
Item 1. Business
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
All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2009, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in eastern Davidson County, Tennessee, four full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee and two full service banking facilities in Smith County, Tennessee.
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
The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, 402 Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road, Hermitage, Tennessee; 151 Heritage Park Drive, Suite 102, in Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad St, Murfreesboro, Tennessee, 3110 Memorial Blvd, Murfreesboro, Tennessee, 210 Commerce Drive, Smyrna, Tennessee, 2640 South Church Street, Murfreesboro, Tennessee, 576 West Broad Street, Smithville, Tennessee, 306 Brush Creek Road, Alexandria, Tennessee, 1300 Main Street North, Carthage, Tennessee, and 7 New Middleton Highway, Gordonsville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County and Smith County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists within a single industry or group of related industries.
The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2009, the Company reported net earnings of approximately $11.6 million and had total assets of approximately $1.5 billion.
Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2009 filed as Exhibit 13.1 to this Form 10-K (the “2009 Annual Report”), are incorporated herein by reference.

Regulation and Supervision
The Company and the Bank are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and is qualified in its entirety by reference to such statutes. In light of the number of legislative proposals and regulatory reform measures currently proposed by Congress and the President, other state and federal legislation and regulations directly and indirectly affecting banks are likely to be enacted or implemented in 2010; however, such legislation and regulations and their effect on the business of the Company and its subsidiaries cannot be predicted.
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “Act”) and is registered with the Board of Governors of the Federal Reserve System (the “FRB”). The Company is required to file annual reports with, and is subject to examination by, the FRB. The Bank is chartered under the laws of the State of Tennessee and is subject to the supervision of, and is regularly examined by, the Tennessee Department of Financial Institutions (the “TDFI”). The Bank is also regularly examined by the Federal Deposit Insurance Corporation (“FDIC”).
Under the Act, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB. In addition, bank holding companies are generally prohibited under the Act from engaging in non-banking activities, subject to certain exceptions and the modernization of the financial services industry in connection with the passing of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). Under the Act, the FRB is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the FRB to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.
In November 1999, the GLB Act became law. Under the GLB Act, a “financial holding company” may engage in activities the FRB determines to be financial in nature or incidental to such financial activity or complementary to a financial activity and not a substantial risk to the safety and soundness of such depository institutions or the financial system. Generally, such companies may engage in a wide range of securities activities and insurance underwriting and agency activities. The Company has not made application to the FRB to become a “financial holding company.”
Under the Tennessee Bank Structure Act, a bank holding company which controls 30% or more of the total deposits (excluding certain deposits) in all federally insured financial institutions in Tennessee is prohibited from acquiring any bank in Tennessee. State banks and national banks in Tennessee may establish branches anywhere in the state and generally may branch across state lines either through interstate merger or branch acquisition, provided the other state’s law affords reciprocity.
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
The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

The Company is a legal entity separate and distinct from the Bank. Over time, the principal source of the Company’s cash flow, including cash flow to pay dividends to the Company’s common stock shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, the Company would not be able to pay its debts as they become due in the normal course of business or the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Company’s board of directors must consider the Company’s current and prospective capital, liquidity, and other needs.
Statutory and regulatory limitations also apply to the Bank’s payment of dividends to the Company. Under Tennessee law, the Bank can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the TDFI.
The payment of dividends by the Bank and the Company may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
Under FRB policy, the Company is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. Further, if the Bank’s capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.
The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, and the FDIC has established similar guidelines for state chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk weighted” assets.
The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2009, the Bank was “well capitalized” as defined by the regulations.
The deposits of the Bank are insured by the FDIC to the maximum extent provided by law, and the Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The statute granted banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit could be used to reduce assessments in any year subject to certain limitations. All outstanding credits available to the Bank were used prior to 2009.

The Emergency Economic Stabilization Act of 2008 (“EESA”) provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance limit is scheduled to return to $100,000 on December 31, 2013. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Bank currently participates in the transaction account guarantee program, which expires on June 30, 2010. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10, 20 or 25 basis points, depending on the institution’s risk category, of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment.
The Financial Reform, Recovery and Enforcement Act of 1989 provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.
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
The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act established a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law — primarily the Bank Secrecy Act — to provide the Secretary of the U.S. Department of the Treasury (the “Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.
Among other things, the Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the Patriot Act became effective at varying times and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the law.
The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. The United States Congress and the President have proposed a number of new regulatory initiatives. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on the Company and the Bank.

Competition
The banking industry is highly competitive. The Company, through its subsidiary bank, competes with national and state banks for deposits, loans, and trust and other services.
The Bank competes with much larger commercial banks in Wilson County, the Bank’s primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered outside of Tennessee and three banks owned by Tennessee multi-bank holding companies and one bank owned by a Tennessee single bank holding company. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with three credit unions located in Wilson County and three locally-owned banks.
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
Monetary Policies
The results of operations of the Bank and the Company are affected by the policies of the regulatory authorities, particularly the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflation. Among the instruments used to attain these objectives are open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements relating to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans and paid for deposits. Policies of the regulatory agencies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The effect of such policies upon the future business and results of operations of the Company and the Bank cannot be predicted with accuracy.

Employment
As of March 16, 2010, the Company and its subsidiary collectively employed 352 full-time equivalent employees. Additional personnel will be hired as needed to meet future growth.
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
Statistical Information Required by Guide 3
The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2009 Annual Report. Certain information not contained in the Company’s 2009 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
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
Non-accrual loans have been included in the loan category. Loan fees of $1,855,000, $2,252,000 and $2,483,000 for 2009, 2008 and 2007, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009

	In Thousands, Except Interest Rates
	2009			2008			2009/2008 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$1,099,082	6.37%	70,061	1,051,550	7.01%	73,731	3,242	(6,912)	(3,670)

Investment securities — taxable	215,229	4.21	9,069	201,188	5.44	10,942	726	(2,599)	(1,873)

Investment securities — tax exempt	12,980	3.72	483	14,174	3.82	542	(45)	(14)	(59)

Taxable equivalent adjustment	—	1.99	249	—	1.97	279	(22)	(8)	(30)

Total tax-exempt investment securities	12,980	5.64	732	14,174	5.79	821	(67)	(22)	(89)

Total investment securities	228,209	4.29	9,801	215,362	5.46	11,763	659	(2,621)	(1,962)

Loans held for sale	7,455	3.70	276	4,127	4.53	187	128	(39)	89

Federal funds sold	31,531	.26	82	30,970	2.50	773	14	(705)	(691)

Restricted equity securities	3,047	5.09	155	3,003	6.06	182	3	(30)	(27)

Total earning assets	1,369,324	5.87%	80,375	1,305,012	6.64	86,636	4,046	(10,307)	(6,261)

Cash and due from banks	21,622			34,800

Allowance for loan losses	(13,817)			(10,507)

Bank premises and equipment	30,603			30,707

Other assets	25,260			25,328

Total assets	$1,432,992			1,385,340

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009

	In Thousands, Except Interest Rates
	2009			2008			2009/2008 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$177,452	1.37%	2,428	168,239	2.16%	3,628	190	(1,390)	(1,200)
Money market demand accounts	221,622	1.27	2,821	195,700	1.73	3,388	410	(977)	(567)
Individual retirement accounts	83,126	3.40	2,827	70,046	4.35	3,048	511	(732)	(221)
Other savings deposits	38,111	1.66	634	40,851	2.20	897	(56)	(207)	(263)
Certificates of deposit $100,000 and over	340,864	3.32	11,307	322,815	4.40	14,207	755	(3,655)	(2,900)
Certificates of deposit under $100,000	322,630	3.18	10,256	334,745	4.29	14,352	(503)	(3,593)	(4,096)

Total interest-bearing deposits	1,183,805	2.56	30,273	1,132,396	3.49	39,520	1,307	(10,554)	(9,247)

Securities sold under repurchase agreements	6,087	1.72	105	8,682	2.07	180	(48)	(27)	(75)
Federal funds purchased	106	.94	1	166	2.41	4	(1)	(2)	(3)
Advances from Federal Home Loan Bank	8,620	4.83	416	14,672	4.69	688	(292)	20	(272)

Total interest-bearing liabilities	1,198,618	2.57	30,795	1,155,916	3.49	40,392	966	(10,563)	(9,597)

Demand deposits	91,446			96,798

Other liabilities	8,462			9,563

Stockholders’ equity	134,466			123,063

Total liabilities and stockholders’ equity	$1,432,992			1,385,340

Net interest income			49,580			46,244

Net yield on earning assets		3.62%			3.54%

Net interest spread		3.30%			3.15%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009

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

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009

	In Thousands, Except Interest Rates
	2008			2007			2008/2007 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$168,239	2.16%	3,628	117,115	2.44%	2,858	1,129	(359)	770
Money market demand accounts	195,700	1.73	3,388	218,387	2.66	5,815	(556)	(1,871)	(2,427)
Individual retirement accounts	70,046	4.35	3,048	57,872	5.00	2,895	560	(407)	153
Other savings deposits	40,851	2.20	897	40,190	3.00	1,204	20	(327)	(307)
Certificates of deposit $100,000 and over	322,815	4.40	14,207	285,328	5.29	15,092	1,839	(2,724)	(885)
Certificates of deposit under $100,000	334,745	4.29	14,352	323,376	5.18	16,759	569	(2,976)	(2,407)

Total interest-bearing deposits	1,132,396	3.49	39,520	1,042,268	4.28	44,623	3,625	(8,728)	(5,103)

Securities sold under repurchase agreements	8,682	2.07	180	7,804	4.38	342	35	(197)	(162)
Federal funds purchased	166	2.41	4	—	—	—	—	4	4
Advances from Federal Home Loan Bank	14,672	4.69	688	16,308	4.64	756	(76)	8	(68)

Total interest-bearing liabilities	1,155,916	3.49	40,392	1,066,380	4.29	45,721	3,643	(8,972)	(5,329)

Demand deposits	96,798			101,905

Other liabilities	9,563			9,607

Stockholders’ equity	123,063			110,859

Total liabilities and stockholders’ equity	$1,385,340			1,288,751

Net interest income			46,244			40,462

Net yield on earning assets		3.54%			3.34%

Net interest spread		3.15%			2.82%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
II.	Investment Portfolio:
A.	Continued:
Investment securities at December 31, 2009 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$14	—	—	14
Obligations of states and political subdivisions	12,156	458	20	12,594

	$12,170	458	20	12,608

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government and Federal agencies	$1,000	5	—	1,005
U.S. Government-sponsored enterprises (GSEs)	246,541	636	1,485	245,692
Mortgage-backed:
GSE residential	1,349	37	—	1,386
Obligations of states and political subdivisions	1,522	42	—	1,564

	$250,412	720	1,485	249,647

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
II.	Investment Portfolio, Continued:
A.	Securities at December 31, 2008 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$11,074	91	162	11,003
Mortgage-backed securities	19	—	1	18

	$11,093	91	163	11,021

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$146,876	464	1,582	145,758
Obligations of states and political subdivisions	1,523	—	76	1,447
Mortgage-backed securities	46,688	330	56	46,962

	$195,087	794	1,714	194,167

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
II.	Investment Portfolio, Continued:
A.	Continued:
Securities at December 31, 2007 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$13,423	72	42	13,453
Mortgage-backed securities	27	—	—	27

	$13,450	72	42	13,480

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$206,528	329	952	205,905
Obligations of states and political subdivisions	1,928	—	17	1,911
Mortgage-backed securities	2,105	15	5	2,115

	$210,561	344	974	209,931

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
II.	Investment Portfolio, Continued:
B.
The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2009:

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)

Obligations of states and political subdivisions*:
Less than one year	$1,112	1,126	5.99%
One to five years	5,509	5,754	6.04
Five to ten years	3,977	4,172	5.16
More than ten years	1,558	1,542	6.28

Total obligations of states and political subdivisions	12,156	12,594	5.79

Total held-to-maturity securities	$12,156	12,594	5.79%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
II.	Investment Portfolio, Continued:
B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)

U.S. Government and Federal agencies:
Less than one year	$1,000	1,005	1.77%
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	1,000	1,005	1.77

U.S. Government-sponsored enterprises (GSEs):
Less than one year
One to five years	67,754	67,807	2.07
Five to ten years	149,819	148,748	3.91
More than ten years	28,968	29,137	4.95

Total U.S. Government-sponsored enterprises (GSEs)	246,541	245,692	3.52

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	314	326	5.91
More than ten years	1,208	1,238	5.99

Total obligations of states and political subdivisions	1,522	1,564	5.97

Total available-for-sale securities	$249,063	248,261	3.53%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
III.	Loan Portfolio:
A.	Loan Types
The following schedule details the loans of the Company at December 31, 2009, 2008, 2007, 2006 and 2005:

	In Thousands
	2009	2008	2007	2006	2005

Commercial, financial and agricultural	$82,254	99,864	94,366	99,048	89,635
Real estate — construction	198,732	208,083	214,149	148,911	129,936
Real estate — mortgage	771,925	711,747	610,004	560,900	502,019
Consumer	63,765	70,783	79,913	83,046	90,084

Total loans	1,116,676	1,090,477	998,432	891,905	811,674

Deferred loan fees	(1,415)	(1,292)	(906)	(1,026)	(886)

Total loans, net of deferred fees	1,115,261	1,089,185	997,526	890,879	810,788

Less allowance for loan losses	(16,647)	(12,138)	(9,473)	(10,209)	(9,083)

Net loans	$1,098,614	1,077,047	988,053	880,670	801,705

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies our fixed and variable rate loans at December 31, 2009 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2009
				At
	Fixed	Variable		December 31,
	Rates	Rates	Totals	2009

Based on contractual maturity:
Due within one year	$218,300	75,889	294,189	26.4%
Due in one year to five years	182,779	62,159	244,938	22.0
Due after five years	57,702	518,432	576,134	51.6

Totals	$458,781	656,480	1,115,261	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	134,486	134,486	12.1%
Due within one year	218,439	130,228	348,667	31.2
Due in one year to five years	182,640	371,180	553,820	49.7
Due after five years	57,702	20,586	78,288	7.0

Totals	$458,781	656,480	1,115,261	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
III.	Loan Portfolio, Continued:
C.	Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2009, 2008, 2007, 2006 and 2005:

	In Thousands, Except Percentages
	2009	2008	2007	2006	2005

Non-accrual loans:
Commercial, financial and agricultural	$100	228	534	817	—
Real estate — construction	5,636	5,964	—	—	—
Real estate — mortgage	19,750	4,189	1,620	387	190
Consumer	28	27	12	156	35

Total non-accrual	$25,514	10,408	2,166	1,360	225

Loans 90 days past due:
Commercial, financial and agricultural	$1,291	1,388	97	739	80
Real estate — construction	29	182	90	44	42
Real estate — mortgage	2,435	1,807	1,502	2,604	1,585
Consumer	314	339	437	556	308

Total loans 90 days past due	$4,069	3,716	2,126	3,943	2,015

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$29,583	14,124	4,292	5,303	2,240

Total loans, net of unearned interest	$1,115,261	1,089,185	997,526	890,879	810,788

Percent of total loans outstanding, net of unearned interest	2.65%	1.30	0.43	0.59	0.28

Other real estate	$3,924	4,993	1,268	555	277

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued:
The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $25,514,000 at December 31, 2009, $10,408,000 at December 31, 2008, $2,166,000 at December 31, 2007, $1,360,000 at December 31, 2006 and $225,000 at December 31, 2005. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2009 if the loans had been current totaled $978,000 compared to $370,000 in 2008, $128,000 in 2007, $11,000 in 2006 and $13,000 in 2005. The amount of interest and fee income recognized on total loans during 2009 totaled $70,061,000 as compared to $73,731,000 in 2008, $71,945,000 in 2007, $62,567,000 in 2006 and $50,283,000 in 2005.
At December 31, 2009, loans, which include the above, totaling $62,700,000 were included in the Company’s internal classified loan list. Of these loans $58,174,000 are real estate and $4,526,000 are various other types of loans. The values collateralizing these loans is estimated by management to be approximately $118,955,000 ($112,608,000 related to real property securing real estate loans and $6,347,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
At December 31, 2009, there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
At December 31, 2009 and 2008, other real estate totaled $3,924,000 and $4,993,000, respectively.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued:
There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2009 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
IV.	Summary of Loan Loss Experience:
The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2009, 2008, 2007, 2006 and 2005 and the years then ended.

	In Thousands, Except Percentages
	2009	2008	2007	2006	2005

Allowance for loan losses at beginning of period	$12,138	9,473	10,209	9,083	9,370

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(403)	(1,068)	(1,396)	(861)	(359)
Real estate construction	(127)	(345)	(187)	(7)	—
Real estate — mortgage	(1,717)	(1,464)	(1,318)	(327)	(133)
Consumer	(1,423)	(1,590)	(2,284)	(1,822)	(1,124)

	(3,670)	(4,467)	(5,185)	(3,017)	(1,616)

Recoveries:
Commercial, financial and agricultural	49	30	14	17	4
Real estate construction	4	66	3	21	—
Real estate — mortgage	50	51	5	13	3
Consumer	248	267	282	286	186

	351	414	304	337	193

Net loan charge-offs	(3,319)	(4,053)	(4,881)	(2,680)	(1,423)

Provision for loan losses charged to expense	7,828	6,718	4,145	3,806	1,136

Allowance for loan losses at end of period	$16,647	12,138	9,473	10,209	9,083

Total loans, net of unearned interest, at end of year	$1,115,261	1,089,185	997,526	890,879	810,788

Average total loans out- standing, net of unearned interest, during year	$1,099,082	1,051,550	931,238	845,311	747,922

Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.30%	0.39	0.52	0.32	0.19

Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	1.49%	1.11	0.95	1.15	1.12

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
IV.	Summary of Loan Loss Experience, Continued:
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
The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2009		December 31, 2008
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,593	7.4%	$3,435	9.1%
Real estate construction	3,412	17.8	704	19.1
Real estate mortgage	10,252	69.1	6,407	65.3
Consumer	1,390	5.7	1,592	6.5

	$16,647	100.0%	$12,138	100.0%

	December 31, 2007		December 31, 2006
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,941	9.4%	$2,573	11.1%
Real estate construction	724	21.5	392	16.7
Real estate mortgage	3,897	61.1	5,288	62.9
Consumer	1,911	8.0	1,956	9.3

	$9,473	100.0%	$10,209	100.0%

	December 31, 2005
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$2,802	11.0%
Real estate construction	253	16.0
Real estate mortgage	4,162	61.9
Consumer	1,866	11.1

	$9,083	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
V.	Deposits:
The average amounts and average interest rates for deposits for 2009, 2008 and 2007 are detailed in the following schedule:

	2009		2008		2007
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate

Non-interest bearing deposits	$91,446	—%	96,798	—%	101,905	—%
Negotiable order of withdrawal accounts	177,452	1.37%	168,239	2.16%	117,115	2.44%
Money market demand accounts	221,622	1.27%	195,700	1.73%	218,387	2.66%
Individual retirement accounts	83,126	3.40%	70,046	4.35%	57,872	5.00%
Other savings	38,111	1.66%	40,851	2.20%	40,190	3.00%
Certificates of deposit $100,000 and over	340,864	3.32%	322,815	4.40%	285,328	5.29%
Certificates of deposit under $100,000	322,630	3.18%	334,745	4.29%	323,376	5.18%

	$1,275,251	2.37%	1,229,194	3.22%	1,144,173	3.90%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2009:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$117,638	13,738	131,376

Three to six months	61,072	7,249	68,321

Six to twelve months	82,046	5,774	87,820

More than twelve months	75,771	15,060	90,831

	$336,527	41,821	378,348

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
VI.	Return on Equity and Assets:
The following schedule details selected key ratios of the Company at December 31, 2009, 2008 and 2007:

	2009	2008	2007

Return on assets	.81%	.82%	.85%
(Net income divided by average total assets)

Return on equity	8.60%	9.26%	9.86%
(Net income divided by average equity)

Dividend payout ratio	38.04%	36.81%	28.48%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	9.38%	8.88%	8.60%
(Average equity divided by average total assets)

Leverage capital ratio	9.30%	8.96%	8.63%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)
The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s risk-based capital at December 31, 2009 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands

Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$134,320

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	15,357

Total capital	$149,677

Risk-weighted assets	$1,228,590

Risk-based capital ratios:
Tier I capital ratio	10.93%

Total risk-based capital ratio	12.18%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2009
VI.	Return on Equity and Assets, Continued:
The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2009, the Company and Wilson Bank & Trust were in compliance with these requirements.
The following schedule details the Company’s interest rate sensitivity at December 31, 2009:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$1,115,261	191,926	63,167	85,614	142,446	632,108
Securities	261,817	—	1,456	15	646	259,700
Loans held for sale	5,027	5,027	—	—	—	—
Federal funds sold	5,450	5,450	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—

Total earning assets	1,390,567	205,415	64,623	85,629	143,092	891,808

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	196,239	196,239	—	—	—	—
Money market demand accounts	224,742	224,742	—	—	—	—
Individual retirement accounts	90,934	8,691	17,814	17,224	15,640	31,565
Other savings	39,657	39,657	—	—	—	—
Certificates of deposit, $100,000 and over	336,527	34,091	83,547	61,072	82,046	75,771
Certificates of deposit, under $100,000	327,660	30,864	72,899	71,883	74,879	77,135
Securities sold under repurchase agreements	6,499	6,499	—	—	—	—
Advances from Federal Home Loan Bank	13	—	—	7	6	—

	1,222,271	540,783	174,260	150,186	172,571	184,471

Interest-sensitivity gap	$168,296	(335,368)	(109,637)	(64,557)	(29,479)	707,337

Cumulative gap		(335,368)	(445,005)	(509,562)	(539,041)	168,296

Interest-sensitivity gap as % of total assets		(22.91)	(7.49)	(4.41)	(2.01)	48.32

Cumulative gap as % of total assets		(22.91)	(30.40)	(34.81)	(36.82)	11.50

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 1A. Risk Factors
Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Company’s operations and results and may continue to adversely impact its results in the future.
Economic conditions in the markets in which the Company operates have deteriorated significantly since early 2008. As a result, the Company has experienced a reduction in its earnings, resulting primarily from provisions for loan losses related to declining collateral values in its construction and development loan portfolio. Although the FRB has issued statements that economic data suggests strongly that the recession ended in the latter half of 2009, the Company believes that this difficult economic environment will continue at least into the first half of 2010, and the Company expects that its results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Company in particular, will improve, in which case the Company could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
Negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.
Negative developments throughout 2008 and into 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital at reasonable prices or borrow in the debt markets compared to recent years.
The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.
As of December 31, 2009, approximately 87% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 33.5% were commercial real estate loans, 44.0% were residential real estate loans, 20.5% were construction and development loans and 2.0% were other real estate loans. In total these loans make up approximately 94% of the Company’s non-performing loans at December 31, 2009. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in the Company’s market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact the Company’s financial condition and results of operations.
The Company has significant credit exposure to borrowers that are homebuilders and land developers.
At December 31, 2009, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. These industries are experiencing adversity in the current recession and, as a result, an increased level of borrowers in these industries have been unable to perform their obligations under their existing loan agreements with the Company, or have suffered loan downgrades which has negatively impacted the Company’s results of operations. If the current recessionary environment continues, an elevated concentration of borrowers in these industries could cause the Company to experience higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause the Company’s earnings to be negatively impacted. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s earnings.

The Company has increased levels of other real estate, primarily as a result of foreclosures, and it anticipates higher levels of expense related to other real estate owned.
As the Company has begun to resolve non-performing real estate loans, it has increased the level of other real estate owned primarily through foreclosures acquired from builders and from residential land developers. Although the amount of other real estate owned at December 31, 2009 was lower than at December 31, 2008, the amount is still well above the Company’s historical levels. Expense related to other real estate owned consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as the Company’s level of other real estate owned remains elevated, and also if local real estate values continue to decline, negatively affecting the Company’s results of operations.
The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.
The Company operates primarily in Wilson, DeKalb, Smith and Rutherford counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets weakened during 2009, negatively affecting the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels rose significantly in the Company’s market areas in 2009 from 2008 levels. The Company cannot assure you that economic conditions in its markets will improve during 2010 or thereafter, and continued weak economic conditions in the Company’s markets could reduce its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.
The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, the Company cannot give any assurance that it will benefit from any market growth or return of more favorable economic conditions in its primary market areas if they do occur.
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
Fluctuations in interest rates could reduce the Company’s profitability.
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
The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, the Bank’s earnings and capital could be significantly and adversely affected.
In addition, federal and state regulators periodically review the Company’s loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of the Company’s loan portfolio may be different than the Company’s. Any increase in the Company’s allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on the Company’s operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s management’s control. These additions may require increased provision expense which would negatively impact the Company’s results of operations.
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
The TDFI and the FRB supervise and examine the Bank and the Company, respectively. Because the Bank’s deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:
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
The Company, as well as the Bank, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company or the Bank may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time and many changes are currently proposed by Congress and the President. Any such changes could adversely affect the Company’s results of operations.

Legislative and regulatory initiatives that were enacted in response to the financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, EESA was enacted on October 3, 2008 and the American Recovery and Reinvestment Act of 2009 was enacted on February 17, 2009. The Transaction Account Guarantee portion of the FDIC’s Temporary Liquidity Guarantee Program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.
National or state legislation or regulation may increase the Company’s expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.
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
During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within the Company’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on results of operations or financial condition.

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
An investment in the Company’s common stock is not an insured deposit.
The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s stock, you could lose some or all of your investment.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-two branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee, 210 Commerce Drive in Smyrna, Tennessee, 2640 South Church Street, Murfreesboro, Tennessee, 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad in Murfreesboro, Tennessee, 576 West Broad Street in Smithville, Tennessee, 306 Brush Creek Road in Alexandria, Tennessee, 1300 Main Street North in Carthage, Tennessee, and 7 New Middleton Highway in Gordonsville, TN.
The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet and the Heritage Park Drive branch contains less than 1,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mount Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space. The NorthWest Broad Street facility contains approximately 2800 square feet. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. Also, the South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its North West Broad facility in Murfreesboro, its space in the McKendree Village which are leased. The Bank also leases space at 11 locations within Wilson County, DeKalb County, Rutherford County, Davidson County, Smith County and Cannon County where it maintains and operates automatic teller machines.

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
Item 4. Reserved
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Holding Company & Stock Information” on page 81 of the Company’s 2009 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2009.
Item 6. Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 18 of the Company’s 2009 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 19 through 38 of the Company’s 2009 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 32 of the Company’s 2009 Annual Report and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 41 through 80 of the Company’s 2009 Annual Report and are incorporated herein by reference.

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
Management evaluated the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on pages 39 through 40 of Wilson Bank Holding Company’s 2009 Annual Report and is incorporated herein by reference.

Changes in Internal Controls
No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2010 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:
James Randall Clemons (57) — Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.
Ken Dill (64) — Mr. Dill joined the Bank in 1997. Prior to that time he was employed by Farm Credit Services, Lebanon, TN for 20 years. Currently, Mr. Dill serves as Senior Vice President of Lending of the Bank. His primary duties include overseeing the lending function of the bank including SBA and commercial lending and supervision of the Rutherford County offices.
Elmer Richerson (57) — Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.
Larry Squires (58) — Mr. Squires joined the Bank in 1989 and is currently Senior Vice President and Investment Officer. Prior to that time Mr. Squires was Vice President of Liberty State Bank in Lebanon. His principal duty is overseeing the Bank’s investment and brokerage center.
Gary Whitaker (52) — Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.
Lisa Pominski (45) — Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.
John Goodman (43) — Mr. Goodman joined the Bank in November of 2002 as Senior Vice President-Western Division. From 1998 to 2002 he was First Vice President of Commercial Lending for NBC Bank, Nashville, TN. His primary duties include the development of commercial lending and the supervision of the branch offices in the western portion of Wilson County and the eastern portion of Davidson County.
John McDearman (41) — Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. Currently he serves as Executive Vice President-Central Division of the Bank, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio and the supervision of the central division offices which include the Lebanon city branch offices.

Christy Norton (43) — Mrs. Norton joined the Bank in February of 1989. Prior to that time she was employed by First Tennessee Bank, Lebanon, TN. She has held several positions for the Bank in Retail and Branch Administration and is currently a Senior Vice President, a position she has held since November of 2002. Her primary duties include bank operations and supervision of the Bank’s training department.
Clark Oakley (40) — Mr. Oakley joined the Bank in October of 1995. He has held positions in branch administration and mortgage lending. Currently he serves as Senior Vice-President-Eastern Division, a position he has held since May 2008. Prior to joining the Bank in 1995 he was a lending officer for Union Planters Bank in Alexandria, TN. His primary duties include the supervision of the branch offices in Trousdale, Dekalb, and Smith counties and the eastern portion of Wilson County.
Barry Buckley (57) — Mr. Buckley joined the Bank in April of 2006 as Senior Vice President-Southern Division. Prior to joining the Bank in 2006, he was a Regional Executive for Rutherford Bank & Trust, an office of GreenBank. His primary duties include the supervision of the branch offices in Rutherford county.
Ralph Mallicoat (54) — Mr. Mallicoat joined the Bank in July of 2006 as Senior Vice President. Prior to joining the Bank in 2006, he was President and CEO of Liberty State Bank, Lebanon, Tennessee. His primary duties include development of the lending function and overseeing SBA loans.
All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.
The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which will be provided to any person, without charge, upon request to the Company at 623 West Main Street, Lebanon, Tennessee 37087, Attention: Corporate Secretary. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct in accordance with the rules and regulations of the SEC.
The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors — Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2010 Annual Meeting of Shareholders.
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors — Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2010 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy materials filed in connection with the 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2010 Annual Meeting of Shareholders.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2009 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003 and a four for three stock split in the form of a stock dividend paid on May 31, 2007:

	Number of Shares	Weighted
	to be Issued upon	Average Exercise	Number of Shares Remaining
	Exercise of	Price of	Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation Plans
	Options or	Options or	(Excluding Shares Reflected in
Plan Category	Warrants	Warrants	First Column)
Equity compensation plans approved by shareholders	9,851	$24.73	75,000

Equity compensation plans not approved by shareholders	—	—	—

Total	9,851	$24.73	75,000
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2010 Annual Meeting of Shareholders.
Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors — Director Independence” in the Company’s definitive proxy materials filed in connection with the 2010 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Item-3 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2010 Annual Meeting of Shareholders.
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

WILSON BANK HOLDING COMPANY

By:	/s/ J. Randall Clemons

J. Randall Clemons
President and Chief Executive Officer

Date:	March 16, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons	President, Chief Executive Officer and Director

J. Randall Clemons	(Principal Executive Officer)	March 16, 2010

/s/ Lisa Pominski	Chief Financial Officer	March 16, 2010

Lisa Pominski	(Principal Financial and Accounting Officer)

/s/ Elmer Richerson	Executive Vice President & Director	March 16, 2010

Elmer Richerson

/s/ Charles Bell	Director	March 16, 2010

Charles Bell

/s/ Jack W. Bell	Director	March 16, 2010

Jack W. Bell

/s/ Mackey Bentley	Director	March 16, 2010

Mackey Bentley

/s/ James F. Comer	Director	March 16, 2010

James F. Comer

/s/ Jerry L. Franklin	Director	March 16, 2010

Jerry L. Franklin

/s/ John B. Freeman	Director	March 16, 2010

John B. Freeman

Signature	Title	Date

/s/ Harold R. Patton	Director	March 16, 2010

Harold R. Patton

/s/ James Anthony Patton	Director	March 16, 2010

James Anthony Patton

/s/ John R. Trice	Director	March 16, 2010

John R. Trice

/s/ Robert T. VanHooser, Jr.	Director	March 16, 2010

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

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442)).*

10.2	Wilson Bank Holding Company 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-158621)).*

10.3
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

10.5	Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.6	Director and Named Executive Officer Compensation Summary.*

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

10.18
Executive Salary Continuation Agreement dated as of July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2009 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or contract