Form 10-Q
period 2010-03-31
WILSON BANK HOLDING CO
filed 2010-05-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Common stock outstanding: 7,185,235 shares at May 10, 2010

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands
	Except Per Share Amounts)
Assets
Loans	$1,107,677	$1,115,261
Less: Allowance for possible loan losses	(17,411)	(16,647)

Net loans	1,090,266	1,098,614

Securities:
Held to maturity, at cost (market value $11,868 and $12,608, respectively)	11,441	12,170
Available-for-sale, at market (amortized cost $292,425 and $250,412, respectively)	292,106	249,647

Total securities	303,547	261,817

Loans held for sale	3,334	5,027
Restricted equity securities	3,012	3,012
Federal funds sold	32,595	5,450

Total earning assets	1,432,754	1,373,920

Cash and due from banks	29,071	26,062
Bank premises and equipment, net	30,472	30,865
Accrued interest receivable	8,127	7,563
Deferred income tax asset	5,310	5,457
Other real estate	5,273	3,924
Other assets	10,360	10,508
Goodwill	4,805	4,805
Other intangible assets, net	805	904

Total assets	$1,526,977	$1,464,008

Liabilities and Shareholders’ Equity
Deposits	$1,371,299	$1,310,706
Securities sold under repurchase agreements	5,624	6,499
Federal Home Loan Bank advances	4	13
Accrued interest and other liabilities	8,405	7,233

Total liabilities	1,385,332	1,324,451

Shareholders’ equity:
Common stock, $2.00 par value; authorized 10,000,000 shares, issued 7,185,035 and 7,147,582 shares, respectively	14,370	14,295
Additional paid-in capital	42,319	41,022
Retained earnings	85,153	84,712
Net unrealized losses on available-for-sale securities, net of income taxes of $122 and $293, respectively	(197)	(472)

Total shareholders’ equity	141,645	139,557

Total liabilities and shareholders’ equity	$1,526,977	$1,464,008

See accompanying notes to consolidated financial statements (unaudited).

Consolidated Statements of Earnings
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(Dollars in Thousands
	Except per Share Amounts)
Interest income:
Interest and fees on loans	$16,835	$17,661
Interest and dividends on securities:
Taxable securities	2,192	2,475
Exempt from Federal income taxes	119	118
Interest on loans held for sale	30	69
Interest on Federal funds sold	18	29
Interest and dividends on restricted securities	22	49

Total interest income	19,216	20,401

Interest expense:
Interest on negotiable order of withdrawal accounts	630	141
Interest on money market and savings accounts	841	1,227
Interest on certificates of deposit	5,230	6,455
Interest on securities sold under repurchase agreements	23	31
Interest on Federal Home Loan Bank advances	—	161

Total interest expense	6,724	8,015

Net interest income before provision for loan losses	12,492	12,386
Provision for loan losses	2,106	2,064

Net interest income after provision for loan losses	10,386	10,322

Non-interest income:
Service charges on deposit accounts	1,292	1,338
Other fees and commissions	1,373	1,142
Gain on sale of loans	319	775
Gain on sale of securities	50	505

Total non-interest income	3,034	3,760

Non-interest expense:
Salaries and employee benefits	5,051	5,096
Occupancy expenses, net	572	653
Furniture and equipment expense	366	371
Data processing expense	317	245
Directors’ fees	210	212
Other operating expenses	2,568	2,139
Loss on sale of other assets	9	19
Loss on sale of other real estate	104	49

Total non-interest expense	9,197	8,784

Earnings before income taxes	4,223	5,298
Income taxes	1,638	2,073

Net earnings	$2,585	$3,225

Weighted average number of shares outstanding-basic	7,171,624	7,069,776

Weighted average number of shares outstanding-diluted	7,178,105	7,096,032

Basic earnings per common share	$.36	$.46

Diluted earnings per common share	$.36	$.45

Dividends per share	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited).

Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In Thousands)

Net earnings	$2,585	$3,225

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $190 and $1,001, respectively	306	1,614
Reclassification adjustment for net gains included in net earnings, net of taxes of $19 and $193, respectively	(31)	(312)

Other comprehensive earnings	275	1,302

Comprehensive earnings	$2,860	$4,527

See accompanying notes to consolidated financial statements (unaudited).

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
Increase in Cash and Cash Equivalents
(Unaudited)

	2010	2009
	(In Thousands)
Cash flows from operating activities:
Interest received	$18,715	$20,957
Fees and commissions received	2,665	2,480
Proceeds from sale of loans held for sale	15,919	48,716
Origination of loans held for sale	(13,907)	(50,422)
Interest paid	(7,638)	(8,778)
Cash paid to suppliers and employees	(7,218)	(6,955)
Income taxes paid	(742)	(841)

Net cash provided by operating activities	7,794	5,157

Cash flows from investing activities:
Purchase of held-to-maturity securities	—	(415)
Purchase of available-for-sale securities	(90,609)	(104,534)
Proceeds from maturities, calls and principal payments of available for sale securities	48,584	85,645
Proceeds from sale of other real estate	1,174	950
Proceeds from maturities, calls and principal payments of held-to-maturity securities	728	921
Loans made to customers, net of repayments	3,568	(759)
Purchase of premises and equipment	(44)	(307)
Proceeds from sale of other assets	27	69

Net cash used in investing activities	(36,572)	(18,430)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	45,008	20,963
Net increase in time deposits	15,585	13,521
Increase (decrease) in securities sold under repurchase agreements	(875)	363
Repayment of Federal Home Loan Bank advances	(9)	(427)
Dividends paid	(2,144)	(2,113)
Proceeds from sale of common stock pursuant to to dividend reinvestment plan	1,529	1,712
Proceeds from sale of common stock pursuant to exercise of stock option	63	66
Repurchase of common stock	(225)	(697)

Net cash provided by financing activities	58,932	33,388

Net increase in cash and cash equivalents	30,154	20,115

Cash and cash equivalents at beginning of period	31,512	59,243

Cash and cash equivalents at end of period	$61,666	$79,358

See accompanying notes to consolidated financial statements (unaudited).

Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2010 and 2009
Increase in Cash and Cash Equivalents
(Unaudited)

	2010	2009
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,585	$3,225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	599	567
Stock option compensation	5	6
Provision for loan losses	2,106	2,064
Loss on sale of other real estate	104	49
Loss on sale of other assets	9	19
Decrease (increase) in loans held for sale	1,693	(2,481)
Gain on sale of securities	(50)	(505)
Decrease in deferred tax assets	(252)	(235)
Increase in taxes payable	1,148	1,467
Decrease in other assets, net	159	326
Increase in other liabilities	1,166	901
Decrease (increase) in interest receivable	(564)	517
Decrease in interest payable	(914)	(763)

Total adjustments	$5,209	$1,932

Net cash provided by operating activities	$7,794	$5,157

Supplemental schedule of non-cash activities:

Unrealized gain in value of securities available-for-sale, net of income taxes of $171 and $808 for the quarters ended March 31, 2010 and 2009, respectively	$275	$1,302

Non-cash transfers from loans to other real estate	$2,627	$1,534

Non-cash transfers from other real estate to loans	$169	—

Non-cash transfers from loans to other assets	$47	$134

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
Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2009 Annual Report previously filed on Form 10-K.
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.
Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, “Generally Accepted Accounting Principles,” became applicable beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Recently Adopted Accounting Pronouncements
Fair Value Measurement — In April 2009, the FASB issued ASC 820-10-65-4, “Fair Value Measurements and Disclosures.” FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have decreased significantly. FASB ASC 820-10-65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FASB ASC 820-10-65-4 were effective April 1, 2009. There was no material impact as a result of adopting FASB ASC 820-10-65-4.
In April 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FASB ASC 825-10-65-1 were effective April 1, 2009. As FASB ASC 825-10-65-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FASB ASC 825-10-65-1 had no impact on the Company’s financial condition or results of operations.
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
Note 2. Loans and Allowance for Loan Losses
The following schedule details the loans of the Company at March 31, 2010 and December 31, 2009:

	(In Thousands)
	March 31,	December 31,
	2010	2009

Commercial, financial & agricultural	$74,264	$82,254
Real estate — construction	191,340	198,732
Real estate — mortgage	782,510	771,925
Installment	60,959	63,765

	1,109,073	1,116,676

Allowance for possible losses	(17,411)	(16,647)

Net deferred loan fees	(1,396)	(1,415)

	$1,090,266	$1,098,614

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)

Balance, January 1, 2010 and 2009, respectively	$16,647	$12,138
Add (deduct):
Losses charged to allowance	(1,409)	(1,130)
Recoveries credited to allowance	67	136
Provision for loan losses	2,106	2,064

Balance, March 31, 2010 and 2009, respectively	$17,411	$13,208

At March 31, 2010, the Company had certain impaired loans of $29,640,000 which were on non accruing interest status. At December 31, 2009, the Company had certain impaired loans of $25,514,000 which were on non accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings.
Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2010, there were $8.9 million of accruing restructured loans that remain in a performing status. At December 31, 2009, there were $4.4 million of accruing restructured loans.
Potential problem loans, which are not included in nonperforming assets, amounted to approximately $30.8 million at March 31, 2010 compared to $37.1 million at December 31, 2009. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal. agencies	$2,008	$2	$—	$2,010
U.S. Government-sponsored enterprises (GSEs)*	287,611	729	1,139	287,201
Mortgage-backed:
GSE residential	1,522	49	—	1,571
Obligations of states and political Subdivisions	1,284	40	—	$1,324

	$292,425	$820	$1,139	$292,106

	March 31, 2010
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$13	$—	$—	$13
Obligations of states and political Subdivisions	11,428	431	4	11,855

	$11,441	$431	$4	$11,868

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and government National Mortgage Association.

	December 31, 2009
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies	$1,000	$5	$—	$1,005
U.S. Government-sponsored enterprises(GSEs)*	246,541	636	1,485	245,692
Mortgage-backed:
GSE residential	1,349	37	—	1,386
Obligations of states and political Subdivisions	1,522	42	—	1.564

	$250,412	$720	$1,485	$249,647

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

	December 31, 2009
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$14	$—	$—	$14
Obligations of states and political Subdivisions	12,156	458	20	12,594

	$12,170	$458	$20	$12,608

The amortized cost and estimated market value of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
	Available-for-sale		Held-to-Maturity
		Estimate		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$660	$667
Due after one year through five years	115,566	115,437	5,236	5,459
Due after five years through ten years	163,041	162,779	4.184	4,374
Due after ten years	13,818	13,890	1,361	1,368

	$292,425	$292,106	$11,441	$11,868

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
March 31, 2010	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$2	$—	1	$8	$—	1	$10	$—

Obligations of states and political subdivisions	296	3	1	201	1	1	497	4

	$298	$3	2	$209	$1	2	$507	$4

Available-for-Sale Securities:
Debt securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—
GSEs	145,319	701	40	44,635	438	11	189,954	1,139

Obligations of states and political subdivisions	352	—	1	—	—	—	352	—

	$145,671	$701	41	$44,635	$438	11	$190,306	$1,139

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2009	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$2	$—	1	$9	$—	1	$11	$—

Obligations of states and political subdivisions	599	9	2	1,040	11	4	1,639	20

	$601	$9	3	$1,049	$11	5	$1,650	$20

Available-for-Sale Securities:
Debt securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—
GSEs	149,048	1,401	35	2,906	84	1	151,954	1,485

Mortgage-backed:
GSE residential	—	—	—	4	—	2	4	—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$149,048	$1,401	35	$2,910	$84	3	$151,958	$1,485

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands
	Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$2,585	$3,225

Denominator — Weighted average number of common shares outstanding	7,171,624	7,069,776

Basic earnings per common share	$.36	$.46

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$2,585	3,225

Denominator — Weighted average number of common shares outstanding	7,171,624	7,069,776
Dilutive effect of stock options	6,481	26,256

	7,178,105	7,096,032

Diluted earnings per common share	$.36	$.45

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
Valuation Hierarchy
FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
• Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
• Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
• Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Assets
Securities available for sale — Where quoted prices are available in an active market, securities are classified within Level 1of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.
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
Other assets — Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies. The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered. The Company reflects these assets within Level 3 of the valuation hierarchy.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
The following tables present the financial instruments carried at fair value as of March 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands)
Fair Value Measurements at March 31, 2010

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$292,106	$2,010	$290,096	$—
Cash surrender value	1,515	—	—	1,515
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at March 31, 2010

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$50,755	$—	$—	$50,755
Other real estate	5,273	—	—	5,273
Repossesed assets	21	—	—	21
Changes in level 3 fair value measurements
The table below includes a roll forward of the balance sheet amounts for the three months ended March 31, 2010 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Three months ended, March 31, 2010 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2010	$1,497	$—
Total realized gains included in income	18	—
Purchases, issuances and settlements, net	—	—
Transfers in and/or (out) of Level 3	—	—

Fair Value, March 31, 2010	$1,515	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2010	$—	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash, Due From Banks and Federal Funds Sold — The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.
Securities held to maturity — Estimated fair values for securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.
Loans — For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.
Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the lower of cost or fair value and are classified within Level 2 of the valuation hierarchy. The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.
Deposits, Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances — The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit and fixed rate advances from the Federal Home Loan Bank are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
The carrying value and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	In Thousands
	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$61,666	61,666	$31,512	31,512
Securities available-for-sale	292,106	292,106	249,647	249,647
Securities, held to maturity	11,441	11,868	12,170	12,608
Loans, net of unearned interest	1,107,677		1,115,261
Less: allowance for loan losses	17,411		16,647

Loans, net of allowance	1,090,266	1,091,591	1,098,614	1,100,515

Loans held for sale	3,334	3,334	5,027	5,027
Restricted equity securities	3,012	3,012	3,012	3,012
Accrued interest receivable	8,127	8,127	7,563	7,563
Cash surrender value of life Insurance	1,515	1,515	1,497	1,497

Financial liabilities:
Deposits	1,371,299	1,378,483	1,310,706	1,316,097
Securities sold under repurchase agreements	5,624	5,624	6,499	6,499
Advances from Federal Home Loan Bank	4	3	13	13
Accrued interest payable	3,980	3,980	4,923	4,923

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Forms 10-K and also includes, without limitations, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the continued deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (viii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments: (ix) inadequate allowance for loan losses, (x) results of regulatory examinations, and (xi) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses. Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.
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
As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into twelve segments based on bank call reporting requirements. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.
The allowance allocation begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by loan category and are based on our historical loss data for that category.
The estimated loan loss allocation for all twelve loan portfolio segments is then adjusted for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the twelve loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
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
Results of Operations
Net earnings decreased 19.8% to $2,585,000 for the three months ended March 31, 2010 from $3,225,000 in the first quarter of 2009. The decrease in net earnings was primarily due to a 19.3% decrease in non interest income and a 4.7% increase in non-interest expense, offset by a 0.9% increase in the net interest income. Net earnings for the three months ended March 31, 2010 compared to March 31, 2009 were also negatively impacted by the increase in provision for possible loan losses of $42,000, or 2.0%. See “Provision for Loan Losses” for further explanation. Net interest margin for the quarter ended March 31, 2010 was 3.21% as compared to 3.37% for the first quarter of 2009. The decrease in net interest margin reflects the Company’s decision to fund the lower-yielding securities portfolio as loan demand weakened during 2009 and continued into the first quarter of 2010.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, decreased $1,185,000, or 5.8%, to $19,216,000 during the three months ended March 31, 2010, reflecting the continuing impact of low interest rate policies initiated by the Federal Reserve Board offset in part by the increase in earning assets. The ratio of average earning assets to total average assets was 95.6% and 94.7% for the quarters ended March 31, 2010 and March 31, 2009, respectively.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Interest expense decreased $1,291,000, or 16.1%, to $6,724,000 for the three months ended March 31, 2010 compared to the same period in 2009. The decrease for the quarter ended March 31, 2010 was due to a decrease in the rates paid on deposits, particularly time deposits, reflecting a lower interest rate environment.
Interest expense declined more than interest income and resulted in an increase in net interest income, before the provision for loan losses, of $106,000, or 0.9%, for the first three months of 2010 as compared to the first quarter of 2009.
Provision for Loan Losses
The provision for loan losses was $2,106,000 and $2,064,000, respectively, for the first three months of 2010 and 2009, respectively. The amount of the provision exceeded net charge-offs by $764,000. The increase in the provision was primarily related to the Company’s decision to continue to increase the allowance for loan losses during the 2010 period due to the continued weakening of economic conditions in the Company’s market areas, generally, and in the residential real estate construction and development area, specifically. Borrowers that are home builders and developers and sub dividers of land began experiencing stress in 2008 and have continued to experience stress in the first quarter of 2010 as a result of declining residential real estate demand and resulting price and collateral value declines in the Company’s market areas. As a result, the Company increased its allowance for loan losses. The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include, growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses in excess of net charge-offs raised the allowance for loan losses to $17,411,000, an increase of 4.6% from $16,647,000 at December 31, 2009. The allowance for possible loan losses was 1.57% and 1.49% of total loans outstanding at March 31, 2010 and December 31, 2009, respectively.
Management believes the allowance for possible loan losses at March 31, 2010 to be adequate, but if economic conditions continue to deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, gains on the sale of investments, other fees and commissions, and gain on sale of loans. Total non-interest income for the three months ended March 31, 2010 decreased to $3,034,000 from $3,760,000 for the same period in 2009. Gain on sale of loans decreased $456,000, or 58.8%, to $319,000 relating primarily to the decrease in mortgage originations and refinancing occurring during the first quarter of 2010 as compared to the first quarter of 2009. The Company’s non-interest income in 2010 was also reduced from the first quarter of 2009 because of the much higher gain on sale of investments from portfolio restructuring in the 2009 period. Service charges on deposit accounts decreased $46,000, or 3.4%, to $1,292,000 for the three months ended March 31, 2010 when compared to the same period in 2009 as a result of consumers slowing their spending due to the current economic environment. Other fees and commissions increased $231,000, or 20.2%, in the first quarter of 2010 when compared to 2009. Other fees and commissions include income on brokerage accounts, insurance policies sold, and various other fees.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, loss on sale of other assets, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $413,000, or 4.7%, during the first three months of 2010 compared to the same period in 2009. The increase in non-interest expenses is primarily attributable to increased FDIC premiums and, to a more limited extent, to an increase in costs associated with the disposal and maintenance of other real estate. Other operating expenses for the three months ended March 31, 2010 increased to $2,568,000 from $2,139,000 for the three months ended March 31, 2009, relating primarily to an increase in FDIC premiums of $297,000, or 130.3%, to $525,000 at March 31, 2010, compared to $228,000 at March 31, 2009. The increase in the FDIC insurance premiums reflects both an increase in the average deposits and an increase the Company’s deposit assessment rate during 2009.
Income Taxes
The Company’s income tax expense was $1,638,000 for the three months ended March 31, 2010, a decrease of $435,000 over the comparable period in 2009. The percentage of income tax expense to net income before taxes was 38.8% and 39.1% for the periods ended March 31, 2010 and 2009, respectively.
Financial Condition
Balance Sheet Summary
The Company’s total assets increased 4.3% to $1,526,977,000 during the three months ended March 31, 2010 from $1,464,008,000 at December 31, 2009. Loans, net of allowance for possible loan losses, totaled $1,090,266,000 at March 31, 2010, a 0.8% decrease from $1,098,614,000 at December 31, 2009. Securities increased $41,730,000, or 15.9%, to $303,547,000 at March 31, 2010, and Federal funds sold increased $27,145,000 to $32,595,000 at March 31, 2010 from $5,450,000 at December 31, 2009, resulting from a growth in deposits that exceeded loan growth.
Total liabilities increased by 4.6% to $1,385,332,000 during the three months ended March 31, 2010 compared to $1,324,451,000 at December 31, 2009. This increase was composed primarily of a $60,593,000 increase in total deposits from $1,310,706,000 at December 31, 2009 to $1,371,299,000 at March 31, 2010. The increase in deposits included an increase in time deposits of $15,585,000 and an increase in demand deposits, NOW and savings accounts of $45,008,000. Securities sold under repurchase agreements decreased $875,000 during the quarter ended March 31, 2010, and Federal Home Loan Bank advances decreased $9,000 during the quarter ended March 31, 2010.
Non Performing Assets
The following schedule details selected information as to loans past due 90 days and non-accrual loans of the Company at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Commercial, financial, and agriculture	$232	1,039	$1,291	100
Real estate-construction	33	8,645	29	5,636
Real estate-mortgage	1,992	19,918	2,435	19,750
Consumer	196	38	314	28

	$2,453	29,640	$4,069	25,514

Renegotiated loans	$—	—	—	—

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2010, the Company had nonaccrual loans totaling $29,640,000 as compared to $25,514,000 at December 31, 2009.
Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2010 totaled $32,093,000, an increase from $29,583,000 at December 31, 2009. The increase in non-performing loans during the three months ended March 31, 2010 of $2,510,000 is due primarily to an increase in non-performing real estate construction loans of $3,013,000, offset by a decrease in non-performing real estate mortgage loans of $275,000, a decrease in commercial loans of $120,000, and a decrease in consumer loans of $108,000. The increase in non-performing loans relates primarily to the overall continued deterioration of the economic conditions relating to real estate secured loans. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to loan losses, unless there is further deterioration of local real estate values.
Impaired loans and related allowance for loan loss amounts at March 31, 2010 and December 31, 2009 were as follows:

(In Thousands)	March 31,2010	December 31, 2009

Impaired loans without a valuation allowance	$27,468	23,982
Impaired loans with a valuation allowance	30,453	21,770

Total impaired loans	$57,921	45,752

Valuation allowances related to impaired loans	$7,166	5,260

Total non accrual loans	$29,640	25,514

Total loans past-due ninety days or more and still accruing	$2,453	4,069

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
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
The increase in impaired loans in the three months ended March 31, 2010 was primarily related to the continued weakened residential and commercial real estate market in the Company’s market areas. Within this segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans which may negatively impact the Company’s results of operations. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the three months ended March 31, 2010 were $1,342,000 as compared to $994,000 for the three months ended March 31, 2009, an increase of 35.0% in the most recent period.
The following table presents potential problem loans (including impaired loans) as of March 31, 2010 and December 31, 2009:

		March 31,
		2010
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,659	—	1,659	—
Real estate mortgage	57,761	13,076	44,685	—
Real estate construction	524	524	—	—
Consumer	471	—	471	—

	$60,415	13,600	46,815	—

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

		December 31,
		2009
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$3,622	2,821	801	—
Real estate mortgage	57,901	10,998	46,903	—
Real estate construction	273	273	—	—
Consumer	904	266	638	—

	$62,700	14,358	48,342	—

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $75,110,000 ($72,638,000 related to real property, $1,629,000 related to commercial loans, and $843,000 related to personal and other loans). The internally classified loans have decreased $2,285,000, or 3.6%, from $62,700,000 at December 31, 2009. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at March 31, 2010 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans that are internally classified totaling $58,285,000 and $58,174,000 at March 31, 2010 and December 31, 2009, respectively, consist of 235 and 217 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operation. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.
The following detail provides a breakdown of the allocation of the allowance for loan losses:

	March 31, 2010		December 31, 2009
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,005	6.7%	$1,593	7.4%
Real estate construction	4,150	17.2	3,412	17.8
Real estate mortgage	11,055	70.6	10,252	69.1
Installment	1,201	5.5	1,390	5.7

	$17,411	100.0%	$16,647	100.0%

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
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
Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At March 31, 2010, the Company’s liquid assets totaled $202,847,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $695,000 mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2010, loans totaling approximately $316.3 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $264.7 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Off Balance Sheet Arrangements
At March 31, 2010, we had unfunded loan commitments outstanding of $162.0 million and outstanding standby letters of credit of $17.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
At March 31, 2010, total shareholders’ equity was $141,645,000, or 9.3% of total assets, which compares with $139,557,000, or 9.6% of total assets at December 31, 2009. The dollar increase in shareholders’ equity during the three months ended March 31, 2010 results from the Company’s net income of $2,585,000, proceeds from the issuance of common stock related to exercise of stock options of $63,000, the net effect of a $445,000 unrealized gain on investment securities less applicable income taxes of $170,000, cash dividends declared of $2,144,000 of which $1,529,000 was reinvested under the Company’s dividend reinvestment plan, $225,000 relating to the repurchase of 5,969 shares of common stock by the Company, and $5,000 related to stock option compensation.
In April 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”) which expired April 13, 2009. The 1999 Stock Option Plan provided for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiaries. As of March 31, 2010, the Company has granted key employees options to purchase a total of 36,794 shares of common stock pursuant to the 1999 Stock Option Plan. At March 31, 2010, options to purchase 12,083 shares were exercisable.
On April 14, 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan is effective as of April 14, 2009 and replaces the 1999 Stock Option Plan which expired for new awards, on April 13, 2009. Under the 2009 Stock Option Plan, awards may be made in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares. As of March 31, 2010, the Company has granted key employees options to purchase a total of 19,250 shares of common stock pursuant to the 2009 Stock Option Plan, none of which were exercisable as of March 31, 2010.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
The Company and the Bank are subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).
As of March 31, 2010 and December 31, 2009, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009, are also presented in the tables:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

March 31, 2010:
Total capital to risk weighted assets:
Consolidated	$150,806	13.0%	$92,806	8.0%	N/A	N/A
Wilson Bank	146,815	12.6	93,212	8.0	$116,527	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	136,232	11.7	46,578	4.0	N/A	N/A
Wilson Bank	132,241	11.4	46,403	4.0	69,598	6.0

Tier 1 capital to average assets:
Consolidated	136,232	9.2	59,233	4.0	N/A	N/A
Wilson Bank	132,241	8.9	59,429	4.0	74,292	5.0

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective Action
	Actual		Requirement		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2009:
Total capital to risk weighted assets:
Consolidated	$149,678	12.2%	$98,149	8.0%	N/A	N/A
Wilson Bank	149,340	12.2	97,927	8.0	$122,410	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	134,320	10.9	49,292	4.0	N/A	N/A
Wilson Bank	133,982	10.9	49,168	4.0	73,752	6.0

Tier 1 capital to average assets:
Consolidated	134,320	9.3	57,772	4.0	N/A	N/A
Wilson Bank	133,482	9.3	57,412	4.0	71,764	5.0
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
There have been no material changes in reported market risks during the three months ended March 31, 2010.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The table below sets forth the number of shares repurchased by the registrant during the first quarter of 2010 and the average prices at which these shares were repurchased.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Average Price	as Part of Publicly	Yet Be Purchased
	Total Shares	Paid per	Announced Plans	under the Plans
	Purchased	Share	or Programs	or Programs

January 1 – January 31, 2010	4,969	$37.75	—	—
February 1 – February 28, 2010	1,000	$37.75	—	—
March 1 – March 31, 2010	—	—	—	—
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	Not applicable.
Item 4. REMOVED AND RESERVED
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

WILSON BANK HOLDING COMPANY (Registrant)
DATE: May 10, 2010	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 10, 2010	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer