Form 10-Q
period 2010-06-30
WILSON BANK HOLDING CO
filed 2010-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 7,225,036 shares at August 9, 2010

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands
	Except Per Share Amounts)

Assets
Loans	$1,098,599	$1,115,261
Less: Allowance for loan losses	(21,487)	(16,647)

Net loans	1,077,112	1,098,614

Securities:
Held to maturity, at cost (market value $14,075 and $12,608, respectively)	13,637	12,170
Available-for-sale, at market (amortized cost $303,490 and $250,412, respectively)	303,350	249,647

Total securities	316,987	261,817

Loans held for sale	9,072	5,027
Restricted equity securities	3,012	3,012
Federal funds sold	21,201	5,450

Total earning assets	1,427,384	1,373,920

Cash and due from banks	26,407	26,062
Bank premises and equipment, net	30,959	30,865
Accrued interest receivable	6,489	7,563
Deferred income tax asset	5,267	5,457
Other real estate	11,290	3,924
Other assets	11,399	10,508
Goodwill	4,805	4,805
Other intangible assets, net	706	904

Total assets	$1,524,706	$1,464,008

Liabilities and Shareholders’ Equity
Deposits	$1,368,771	$1,310,706
Securities sold under repurchase agreements	5,629	6,499
Federal Home Loan Bank advances	2	13
Accrued interest and other liabilities	6,885	7,233

Total liabilities	1,381,287	1,324,451

Shareholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,185,335 and 7,147,582 shares, respectively	14,371	14,295
Additional paid-in capital	42,328	41,022
Retained earnings	86,807	84,712

Net unrealized losses on available-for-sale securities, net of income taxes of $53 and $293, respectively	(87)	(472)

Total shareholders’ equity	143,419	139,557

Total liabilities and shareholders’ equity	$1,524,706	$1,464,008

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands
	Except per Share Amounts)
Interest income:
Interest and fees on loans	$17,056	$17,776	$33,891	$35,437
Interest and dividends on securities:
Taxable securities	2,385	2,350	4,577	4,825
Exempt from Federal income taxes	115	117	234	235
Interest on loans held for sale	50	99	80	168
Interest on Federal funds sold	23	18	41	47
Interest and dividends on restricted securities	40	35	62	84

Total interest income	19,669	20,395	38,885	40,796

Interest expense:
Interest on negotiable order of withdrawal accounts	697	604	1,327	745
Interest on money market and savings accounts	834	879	1,675	2,106
Interest on certificates of deposit	4,739	6,364	9,969	12,819
Interest on securities sold under repurchase agreements	17	28	40	59
Interest on Federal Home Loan Bank advances	1	157	1	318

Total interest expense	6,288	8,032	13,012	16,047

Net interest income before provision for loan losses	13,381	12,363	25,873	24,749
Provision for loan losses	6,073	1,297	8,179	3,361

Net interest income after provision for loan losses	7,308	11,066	17,694	21,388

Non-interest income:
Service charges on deposit accounts	1,374	1,437	2,666	2,775
Other fees and commissions	1,562	1,312	2,935	2,454
Gain on sale of loans	402	948	721	1,723
Gain (loss) on sale of securities	211	(5)	261	500
Other income	—	1	—	1

Total non-interest income	3,549	3,693	6,583	7,453

Non-interest expense:
Salaries and employee benefits	3,814	5,179	8,865	10,275
Occupancy expenses, net	608	591	1,180	1,244
Furniture and equipment expense	359	325	725	696
Data processing expense	286	243	603	488
Directors’ fees	171	184	381	396
Other operating expenses	2,779	2,705	5,347	4,844
Loss on sale of other real estate	158	145	262	194
(Gain) loss on sale of other assets	(1)	18	8	37

Total non-interest expense	8,174	9,390	17,371	18,174

Earnings before income taxes	2,683	5,369	6,906	10,667
Income taxes	1,028	2,096	2,666	4,169

Net earnings	1,655	3,273	4,240	6,498

Weighted average number of shares outstanding-basic	7,185,208	7,077,562	7,178,453	7,073,691

Weighted average number of shares outstanding-diluted	7,193,199	7,100,883	7,185,482	7,096,239

Basic earnings per common share	$.23	$.46	$.59	$.92

Diluted earnings per common share	$.23	$.46	$.59	$.92

Dividends per share	$—	$—	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)

Net earnings	$1,655	$3,273	$4,240	$6,498

Other comprehensive losses (gains), net of tax:
Unrealized losses (gains) on available-for-sale securities arising during period, net of taxes of $149, $1,351, $340 and $350, respectively	240	(2,178)	546	(564)

Reclassification adjustment for net losses (gains) included in net earnings, net of taxes of $81, $2, $100 and $191, respectively	(130)	3	(161)	(309)

Other comprehensive losses (gains)	110	(2,175)	385	(873)

Comprehensive earnings	$1,765	$1,098	$4,625	$5,625

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2010	2009
	(In Thousands)
Cash flows from operating activities:
Interest received	$40,779	$41,824
Fees and commissions received	5,601	5,230
Proceeds from sale of loans held for sale	42,540	104,253
Origination of loans held for sale	(45,864)	(105,426)
Interest paid	(13,751)	(16,448)
Cash paid to suppliers and employees	(13,962)	(15,084)
Income taxes paid	(5,271)	(5,494)

Net cash provided by operating activities	10,072	8,855

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to- maturity securities	1,112	1,471
Proceeds from maturities, calls, and principal payments of available-for-sale securities	228,157	190,783
Purchase of held-to-maturity securities	(2,595)	(2,558)
Purchase of available-for-sale securities	(281,778)	(205,534)
Loans made to customers, net of repayments	4,061	(16,143)
Purchase of premises and equipment	(967)	(343)
Proceeds from sale of other real estate	1,540	2,504
Proceeds from sale of other assets	83	285

Net cash used in investing activities	(50,387)	(29,535)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	59,669	19,182
Net increase (decrease) in time deposits	(1,604)	16,686
Decrease in securities sold under repurchase agreements	(870)	(1,110)
Net decrease in advances from Federal Home Loan Bank	(11)	(848)
Dividends paid	(2,144)	(2,113)
Proceeds from sale of common stock	1,529	1,712
Proceeds from exercise of stock options	67	162
Repurchase of common stock	(225)	(697)

Net cash provided by financing activities	56,411	32,974

Net increase in cash and cash equivalents	16,096	12,294

Cash and cash equivalents at beginning of period	31,512	59,243

Cash and cash equivalents at end of period	$47,608	$71,537

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2010 and 2009
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2010	2009
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,240	$6,498
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,891	1,079
Provision for loan losses	8,179	3,361
Stock option compensation	10	12
Loss on sale of other real estate	262	194
Loss on sale of other assets	8	37
Security gains	(261)	(500)
Loss on write-off of restricted equity securities	—	88
Increase in loans held for sale	(4,045)	(2,896)
Decrease in interest receivable	1,074	975
Increase in deferred tax assets	(278)	(257)
Decrease (increase) in other assets, net	(888)	28
Decrease in taxes payable	(2,327)	(1,068)
Increase in other liabilities	2,946	1,705
Increase in interest payable	(739)	(401)

Total adjustments	5,832	2,357

Net cash provided by operating activities	$10,072	$8,855

Supplemental schedule of non-cash activities:

Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $240 and $541, for the six months ended June 30, 2010 and 2009, respectively	$385	$(873)

Non-cash transfers from loans to other real estate	$9,572	$2,368

Non-cash transfers from other real estate to loans	$404	$—

Non-cash transfers from loans to other assets	$94	$301

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
Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, “Generally Accepted Accounting Principles,” became applicable beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the Codification.
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
Other-than-temporary impairment — In April 2009, the FASB issued ASC 320-10-65-1, “Investments —Debt and Equity Securities,” that amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FASB ASC 320-10-65-1 were effective for the Company’s interim period ending on June 30, 2009. There was no impact from the adoption of FASB ASC 320-10-65-1 on the Company’s financial position, results of operations or cash flows.
Note 2. Loans and Allowance for Loan Losses
The following schedule details the loans of the Company at June 30, 2010 and December 31, 2009:

	(In Thousands)
	June 30,	December 31,
	2010	2009

Mortgage Loans on real estate
Residential 1-4 family	$359,997	374,684
Multifamily	8,734	5,526
Commercial	325,262	324,824
Construction	182,874	198,732
Farmland	43,024	14,090
Second mortgages	16,386	16,847
Equity lines of credit	37,045	35,954

Total mortgage loans on real estate	973,322	970,657

Commercial loans	58,397	74,748

	(In Thousands)
	June 30,	December 31,
	2010	2009

Agriculture loans	3,241	3,093

Consumer installment loans
Personal	57,491	60,792
Credit cards	2,682	2,973

Total consumer installment loans	60,173	63,765

Other loans	4,868	4,413

Net deferred loan fees	(1,402)	(1,415)

Total loans	1,098,599	1,115,261

Less: Allowance for loan losses	(21,487)	(16,647)

Net Loans	$1,077,112	1,098,614

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In Thousands)

Balance, January 1, 2010 and 2009, respectively	$16,647	$12,138
Add (deduct):
Losses charged to allowance	(3,463)	(1,754)
Recoveries credited to allowance	124	211
Provision for loan losses	8,179	3,361

Balance, June 30, 2010 and 2009, respectively	$21,487	$13,956

At June 30, 2010, the Company had certain impaired loans of $24,480,000 which were on non accruing interest status. At December 31, 2009, the Company had certain impaired loans of $25,514,000 which were on non accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings.
Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non-accruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a term of no less than six months and it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans and/or the cash flows of the underlying business appearing adequate to support the restructured debt service. Once a relationship is classified as a restructured loan and in accordance with industry practice, the relationship will remain classified as a restructured loan until the borrower can demonstrate adherence to the restructured terms through the end of the current fiscal year. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2010, there were $16.5 million of accruing restructured loans that remain in a performing status. There were $8.9 million of accruing restructured loans at December 31, 2009.

Potential problem loans, which are not included in nonperforming assets, amounted to approximately $36.7 million at June 30, 2010 compared to $33.1 million at December 31, 2009. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary federal regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.
Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal agencies	$2,007	$7	$—	$2,014
U.S. Government-sponsored enterprises (GSEs)*	240,855	464	660	240,659
Mortgage-backed:
GSE residential	59,106	147	152	59,101
Obligations of states and political subdivisions	1,522	54	—	$1,576

	$303,490	$672	$812	$303,350

	June 30, 2010
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$1,651	$35	$—	$1,686
Obligations of states and political subdivisions	11,986	411	8	12,389

	$13,637	$446	$8	$14,075

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	December 31, 2009
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies	$1,000	$5	$—	$1,005
U.S. Government-sponsored enterprises (GSEs)*	246,541	636	1,485	245,692
Mortgage-backed:
GSE residential	1,349	37	—	1,386
Obligations of states and political subdivisions	1,522	42	—	1.564

	$250,412	$720	$1,485	$249,647

	December 31, 2009
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$14	$—	$—	$14
Obligations of states and political subdivisions	12,156	458	20	12,594

	$12,170	$458	$20	$12,608

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	Held-to-Maturity		Available for Sale

Due in one year or less	$1,839	$1,869	$—	$—
Due after one year through five years	4,906	5,132	142,660	142,486
Due after five years through ten years	3,297	3,431	119,847	119,834
Due after ten years	3,595	3,643	40,983	41,030

	$13,637	$14,075	$303,490	$303,350

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
June 30, 2010	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$—	$—	—	$10	$—	2	$10	$—

Obligations of states and political subdivisions	946	8	3	—	—	—	946	8

	$946	$8	3	$10	$—	2	$956	$8

Available-for-Sale Securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	136,697	640	43	5,980	20	2	142,677	660

Mortgage-backed:
GSE residential	36,119	152	12	—	—	—	36,119	152

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$172,816	$792	55	$5,980	$20	2	$178,796	$812

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2009	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$2	$—	1	$9	$—	1	$11	$—

Obligations of states and political subdivisions	599	9	2	1,040	11	4	1,639	20

	$601	$9	3	$1,049	$11	5	$1,650	$20

Available-for-Sale Securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	149,048	1,401	35	2,906	84	1	151,954	1,485

Mortgage-backed:
GSE residential	—	—	—	4	—	2	4	—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$149,048	$1,401	35	$2,910	$84	3	$151,958	$1,485

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.
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
The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)

Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$1,655	$3,273	$4,240	$6,498

Denominator — Weighted average number of common shares outstanding	7,185,208	7,077,562	7,178,453	7,073,691

Basic earnings per common share	$.23	$.46	$.59	$.92

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$1,655	$3,273	$4,240	$6,498

Denominator — Weighted average number of common shares outstanding	7,185,208	7,077,562	7,178,453	7,073,691
Dilutive effect of stock options	7,991	23,321	7,029	22,548

	7,193,199	7,100,883	7,185,482	7,096,239

Diluted earnings per common share	$.23	$.46	$.59	$.92

Note 5. Fair Value Measurements
In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures.” FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

The following tables present the financial instruments carried at fair value as of June 30, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010
	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$303,350	$2,014	$301,336	$—
Cash surrender value of life insurance	1,539	—	—	1,539
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010
	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$53,397	$—	$—	$53,397
Other real estate	11,290	—	—	11,290
Repossesed assets	27	—	—	27
Changes in level 3 fair value measurements
The table below includes a roll forward of the balance sheet amounts for the six months ended June 30, 2010 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
Six months ended, June 30, 2010 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2010	$1,497	$—
Total realized gains included in income	42	—
Purchases, issuances and settlements, net	—	—
Transfers in and/or (out) of Level 3	—	—

Fair Value, June 30, 2010	$1,539	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2010	$—	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
Deposits, Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances —The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit and fixed rate advances from the Federal Home Loan Bank are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

The carrying value and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	In Thousands
	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$47,608	47,608	$31,512	31,512
Securities available-for-sale	303,350	303,350	249,647	249,647
Securities, held to maturity	13,637	14,075	12,170	12,608
Loans, net of unearned interest	1,098,599		1,115,261
Less: allowance for loan losses	21,487		16,647

Loans, net of allowance	1,077,112	1,078,804	1,098,614	1,100,515

Loans held for sale	9,072	9,072	5,027	5,027
Restricted equity securities	3,012	3,012	3,012	3,012
Accrued interest receivable	6,489	6,489	7,563	7,563
Cash surrender value of life
Insurance	1,539	1,539	1,497	1,497

Financial liabilities:
Deposits	1,368,771	1,378,304	1,310,706	1,316,097
Securities sold under repurchase agreements	5,629	5,629	6,499	6,499
Advances from Federal Home Loan Bank	2	2	13	13
Accrued interest payable	4,155	4,155	4,923	4,923

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—
Note 6. Stock Options
In April 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”) which expired April 13, 2009. The 1999 Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options to officers and other key employees of the Company and its subsidiaries. As of June 30, 2010, the Company has granted key employees options to purchase a total of 36,494 shares of common stock pursuant to the 1999 Stock Option Plan. At June 30, 2010, options to purchase 11,917 shares were exercisable.
On April 14, 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan is effective as of April 14, 2009 and replaces the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares. As of June 30, 2010, the Company has granted key employees options to purchase a total of 19,250 shares of common stock pursuant to the 2009 Stock Option Plan, none of which were exercisable as of June 30, 2010.

A summary of the stock option activity for the six months ending June 30, 2010 is as follows:

	June 30, 2010
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2010	41,370	$24.73
Granted	19,250	37.75
Exercised	(3,207)	20.86
Forfeited or expired	(1,669)	24.90

Outstanding at end of year	55,744	$29.45

Options exercisable June 30, 2010	11,917	$22.03

The following table summarizes information about fixed stock options outstanding at June 30, 2010:

			Weighted			Weighted
		Weighted	Average		Weighted	Average
Range of	Number	Average	Remaining	Number	Average	Remaining
Exercise	Outstanding	Exercise	Contractual	Exercisable	Remaining	Contractual
Prices	at 6/30/10	Price	Term	at 6/30/10	Price	Term

$11.46 – $17.19	9,093	$15.99	2.1 years	5,022	$16.05	2.1 years
$17.20 – $25.79	10,289	$22.53	4.2 years	3,547	$23.09	4.3 years
$25.80 – $35.75	17,112	$31.41	7.0 years	3,348	$29.87	6.2 years
$35.76 – $37.75	19,250	$37.75	9.5 years	—	$—	—

	55,744			11,917

Aggregate intrinsic value (in thousands)	$491			$193

The weighted average fair value at the grant date of options granted during the first six months of 2010 was $6.01. The total intrinsic value of options exercised during 2010 was $56,000.
As of June 30, 2010, there was $168,000 of total unrecognized cost related to non-vested share-based compensation arrangements grant under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 4.5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K and also includes, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the continued deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (viii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (ix) inadequate allowance for loan losses, (x) results of regulatory examinations, and (xi) loss of key personnel These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
Allowance for Loan Losses (“allowance”). Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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
Impairment of Intangible Assets. Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
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
Results of Operations
Net earnings decreased 34.7% to $4,240,000 for the six months ended June 30, 2010 from $6,498,000 in the first six months of 2009. Net earnings were $1,655,000 for the quarter ended June 30, 2010, a decrease of $1,618,000, or 49.4%, from $3,273,000 for the three months ended June 30, 2009 and a decrease of $930,000, or 36.0%, over the quarter ended March 31, 2010. The decrease in net earnings during the six months ended June 30, 2010 as compared to the prior year period was primarily due to a 11.7% decrease in non-interest income and a 4.4% decrease in non-interest expense, offset in part by a 4.5% increase in net interest income. Net earnings for the six months ended June 30, 2010 compared to June 30, 2009 were negatively impacted by the $4,818,000, or 143.4%, increase in provision for loan losses over the prior year’s comparable period. See “Provision for Loan Losses” for further explanation. Net interest margin for the six months ended June 30, 2010 was 3.6% as compared to 3.7% for the first six months of 2009 and the net interest margin was 3.7% for the quarter ended June 30, 2010 compared to 3.6% for the quarter ended June 30, 2009. The decrease in net interest margin for the six months ended June 30, 2010, is primarily reflected by the increased level of non accrual loans.

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $1,911,000, or 4.7%, during the six months ended June 30, 2010 as compared to the same period in 2009. The decrease in total interest income was $726,000, or 3.6%, for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009. Interest income for the second quarter of 2010 increased $453,000, or 2.4%, over the first three months of 2010. The decrease in the first six months of 2010 was primarily attributable to the continuing impact of low interest rate policies initiated by the Federal Reserve Board and the negative impact of higher non-accrual loan balances offset in part by the increases in earning assets. The ratio of average earning assets to total average assets was 94.9% and 95.5% for the six months ended June 30, 2010 and June 30, 2009, respectively.
Interest expense decreased $3,035,000, or 18.9%, for the six months ended June 30, 2010 as compared to the same period in 2009. The decrease was $1,744,000, or 21.7%, for the three months ended June 30, 2010 as compared to the same period in 2009. Interest expense decreased $436,000, or 6.5%, for the quarter ended June 30, 2010 over the first three months of 2010. The decrease for the quarter ended June 30, 2010 and for the six months ended June 30, 2009 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the rate cuts by the Federal Reserve Open Market Committee.
The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,124,000, or 4.5%, for the first six months of 2010 as compared to the same period in 2009. The increase was $1,018,000, or 8.2%, for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. When compared to the first quarter of 2010, the Company experienced an increase of $889,000, or 7.1% in net interest income.
Provision for Loan Losses
The provision for loan losses was $8,179,000 and $3,361,000 for the first six months of 2010 and 2009, respectively. The provision for loan losses during the three month periods ended June 30, 2010 and 2009 was $6,073,000 and $1,297,000, respectively. The increase in the provision in the second quarter of 2010 and first six months of 2010 was primarily related to the Company’s decision to continue to increase the allowance for loan losses during the 2010 period due to the continued weakening of economic conditions in the Company’s market areas, generally, and in the residential real estate construction and development area, specifically. Borrowers that are home builders and developers and sub dividers of land began experiencing stress in 2008 and have continued to experience stress in the first six months of 2010 as a result of declining residential real estate demand and resulting price and collateral value declines in the Company’s market areas. As a result, the Company increased its allowance for loan losses. The increase in the provision for loan losses for the second quarter of 2010 as compared to the first quarter was due to Management’s quarterly evaluation of the current economic conditions in the local and national economy. As a result of Management’s evaluation, the level of the allowance was raised due to the continued weakening of the local and national economy. The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $21,487,000, an increase of 29.1% from $16,647,000 at December 31, 2009 and an increase of $4,076,000, or 23.4% from March 31, 2010. The allowance for loan losses was 1.96%, 1.57%, and 1.49% of total loans at June 30, 2010, March 31, 2010, and December 31, 2009, respectively.

Management believes the allowance for loan losses at June 30, 2010 to be adequate, but if economic conditions continue to deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2010 decreased 11.7% to $6,583,000 from $7,453,000 for the same period in 2009. The decrease was $144,000, or 3.9%, during the quarter ended June 30, 2010 compared to the second quarter in 2009 and there was an increase of $515,000, or 17.0%, over the first three months of 2010. The decrease for the first six months of 2010 related primarily to a reduction in gain on sale of loans reflecting the decrease in mortgage originations and refinancing occurring during the first six months of 2010. Gain on sale of loans decreased $1,002,000, or 58.2%, during the six months ended June 30, 2010 compared to the same period in 2009. Gain on sale of loans decreased $546,000, or 57.6%, during the quarter ended June 30, 2010 compared to the same quarter in 2009. The Company’s non-interest income in 2010 also benefited from a $261,000 gain on the sale of investments as a result of the Company restructuring its bond portfolio. Service charges on deposit accounts decreased $109,000, or 3.9%, during the six months ended June 30, 2010 compared to the same period in 2009 and decreased $63,000, or 4.4%, during the quarter ended June 30, 2010 compared to the second quarter of 2009 as a result of consumers slowing their spending due to the current economic environment. Other fees and commissions increased $481,000, or 19.6%, during the six months ended June 30, 2010 compared to the same period in 2009. The increase was $250,000, or 19.0%, during the quarter ended June 30, 2010 compared to the second quarter of 2009 and there was an increase of $189,000, or 13.8%, over the first three months of 2010. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees.
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other assets, loss on sale of real estate and other operating expenses. Total non-interest expense decreased $803,000, or 4.4%, during the first six months of 2010 compared to the same period in 2009. The decrease for the quarter ended June 30, 2010 was $1,216,000, or 12.9%, as compared to the comparable quarter in 2009. The Company experienced a decrease of $1,023,000, or 11.1%, in non-interest expenses in the second quarter of 2010 as compared to the first three months of 2010. The decrease in non-interest expenses is attributable primarily to a decrease in employee salaries and benefits. Due to the current economic conditions, the Company is uncertain as to the amount of bonus and profit sharing which may be paid to its employees as a result of performance, if any, at the end of 2010. Because of this uncertainty, the Company has chosen not to accrue for a bonus and profit sharing benefit during the first six months of 2010. Substantially all of the reduction in salaries and employee benefits results from this decision as the total number of full time equivalent employees is roughly equally for the 2010 and 2009 periods. Other operating expenses for the six months ended June 30, 2010 increased to $5,347,000 from $4,844,000 for the comparable period in 2009. Other operating expenses increased $74,000, or 2.7%, during the quarter ended June 30, 2010 as compared to the same period in 2009. The increase in other operating expenses for the six months ended June 30, 2009 is primarily attributable to increased FDIC insurance premiums and, to a more limited extent, to an increase in costs associated with the disposal and maintenance of other real estate.

Income Taxes
The Company’s income tax expense was $2,666,000 for the six months ended June 30, 2010 a decrease of $1,503,000 over the comparable period in 2009. Income tax expense was $1,028,000 for the quarter ended June 30, 2010, a decrease of $1,068,000 over the same period in 2009. The percentage of income tax expense to net income before taxes was 38.6% for the six months ended June 30, 2010 and 39.1% for the six months ended June 30 2009, respectively, and 38.3% and 39.0% for the quarters ended June 30, 2010 and 2009, respectively. The percentage of income tax expense to net income before taxes was 38.8% for the first three months of 2010.
Financial Condition
Balance Sheet Summary
The Company’s total assets increased 4.1% to $1,524,706,000 during the six months ended June 30, 2010 from $1,464,008,000 at December 31, 2009. Total assets decreased $2,271,000 during the three-month period ended June 30, 2010 after increasing $62,969,000, or 4.3%, during the three-month period ended March 31, 2010. Loans, net of allowance for loan losses, totaled $1,077,112,000 at June 30, 2010, a 2.0% decrease compared to $1,098,614,000 at December 31, 2009. Loans decreased $13,154,000, or 1.2%, during the three months ended June 30, 2010. Securities increased $55,170,000, or 21.1%, to $316,987,000 at June 30, 2010 from $261,817,000 at December 31, 2009. Securities increased $13,440,000, or 4.4%, during the three months ended June 30, 2010. Federal funds sold increased to $21,201,000 at June 30, 2010 from $5,450,000 at December 31, 2009, resulting from a growth in deposits that exceeded loan growth.
Total liabilities increased by 4.3% to $1,381,287,000 at June 30, 2010 compared to $1,324,451,000 at December 31, 2009. For the quarter ended June 30, 2010 total liabilities decreased $4,045,000, or 0.3%. The increase in total liabilities for the six months ended June 30, 2010, was comprised primarily of a $58,065,000, or 4.4%, increase in total deposits, offset by a decrease of $870,000, or 13.4%, in securities sold under repurchase agreements during the six months ended June 30, 2010. Federal Home Loan Bank advances decreased $11,000 during the six months ended June 30, 2010.
Non Performing Assets
The following schedule details selected information as to loans past due 90 days but still accruing interest and non-accrual loans of the Company at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Commercial, financial, and agriculture	$96	545	$1,291	100
Real estate-construction	5	9,805	29	5,636
Real estate-mortgage	3,811	14,130	2,435	19,750
Consumer	105	—	314	28

	$4,017	24,480	$4,069	25,514

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2010, the Company had nonaccrual loans totaling $24,480,000 as compared to $25,514,000 at December 31, 2009. Non accrual loans at March 31, 2010 were $29,640,000.
Non-performing loans, which included non-accrual loans and loans 90 days past due but still accruing interest, at June 30, 2010 totaled $28,497,000, a decrease from $29,583,000 at December 31, 2009. The decrease in non-performing loans during the six months ended June 30, 2010 of $1,086,000 is due primarily to an increase in non-performing real estate construction loans of $4,145,000, offset by a decrease in non-performing real estate mortgage loans of $4,244,000, a decrease in non-performing commercial loans of $750,000, and a decrease in non-performing consumer loans of $237,000. The slight decrease in non-performing loans relates primarily to the foreclosure on non-performing loans and the increase in other real estate. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to loan losses, unless there is further deterioration of local real estate values.
Impaired loans and related allowance for loan loss amounts at June 30, 2010 and December 31, 2009 were as follows:

(In Thousands)	June 30,2010	December 31, 2009

Impaired loans without a valuation allowance	$14,696	23,982
Impaired loans with a valuation allowance	47,820	21,770

Total impaired loans	$62,516	45,752

Valuation allowances related to impaired loans	$9,119	5,260

Total non-accrual loans	$24,480	25,514

Total loans past due ninety days or more and still accruing	$4,017	4,069

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
The increase in impaired loans in the six months ended June 30, 2010 was primarily related to the continued weakened residential and commercial real estate market in the Company’s market areas. Within this segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current weak economic environment due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans which may negatively impact the Company’s results of operations. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the six months ended June 30, 2010 were $3,339,000 as compared to $1,543,000 for the six months ended June 30, 2009, an increase of 116.4%. Net charge-offs for the quarter ended June 30, 2010 were $1,997,000. The increase in net charge-offs from the first quarter of 2010 to the second quarter was the result of the Company charging off five loans totaling approximately $1.5 million.
The following table presents potential problem loans (including impaired loans) as of June 30, 2010 and December 31, 2009:

		June 30,
		2010
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,350	75	1,275	—
Real estate mortgage	63,012	19,106	43,906	—
Real estate construction	191	175	16	—
Consumer	693	230	463	—

	$65,246	19,586	45,660	—

		December 31,
		2009
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$3,622	2,821	801	—
Real estate mortgage	57,901	10,998	46,903	—
Real estate construction	273	273	—	—
Consumer	904	266	638	—

	$62,700	14,358	48,342	—

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $82,899,000 ($80,318,000 related to real property, $1,728,000 related to commercial loans, and $853,000 related to personal and other loans). The internally classified loans have increased $2,546,000, or 4.1%, from $62,700,000 at December, 31, 2009. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at June 30, 2010 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate and construction loans that are internally classified totaling $62,203,000 and $58,174,000 at June 30, 2010 and December 31, 2009, respectively, consist of 229 and 217 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current weak economic environment due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operation. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.
The following detail provides a breakdown of the allocation of the allowance for loan losses:

	June 30, 2010		December 31, 2009
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,182	5.6%	$1,593	7.4%
Real estate construction	4,429	16.6	3,412	17.8
Real estate mortgage	14,629	71.9	10,252	69.1
Installment	1,247	5.9	1,390	5.7

	$21,487	100.0%	$16,647	100.0%

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

Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2010, the Company’s liquid assets totaled $170,541,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2010, loans totaling approximately $298 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $239 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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

Off Balance Sheet Arrangements
At June 30, 2010, the Company had unfunded loan commitments outstanding of $173.1 million and outstanding standby letters of credit of $17.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
At June 30, 2010, total stockholders’ equity was $143,419,000, or 9.4% of total assets, which compares with $139,557,000, or 9.5% of total assets, at December 31, 2009. The dollar increase in stockholders’ equity during the six months ended June 30, 2010 results from the Company’s net income of $4,240,000, proceeds from the issuance of common stock related to exercise of stock options of $67,000, the net effect of a $625,000 unrealized gain on investment securities net of applicable income taxes of $240,000, cash dividends declared of $2,144,000 of which $1,529,000 was reinvested under the Company’s dividend reinvestment plan, $225,000 relating to the repurchase of 5,969 shares of common stock by the Company, and $10,000 related to stock option compensation.
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
As of June 30, 2010 and December 31, 2009, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2010 and December 31, 2009, are also presented in the tables:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

June 30, 2010:
Total capital to risk weighted assets:
Consolidated	$151,685	13.5%	$89,887	8.0%	N/A	N/A
Wilson Bank	147,891	13.1	90,315	8.0	$112,894	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	137,995	12.3	44,876	4.0	N/A	N/A
Wilson Bank	134,056	11.9	45,061	4.0	67,591	6.0

Tier 1 capital to average assets:
Consolidated	137,995	9.1	60,657	4.0	N/A	N/A
Wilson Bank	134,056	8.9	60,249	4.0	75,312	5.0

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

December 31, 2009:
Total capital to risk weighted assets:
Consolidated	$148,856	12.8%	$93,035	8.0%	N/A	N/A
Wilson Bank	148,518	12.8	92,824	8.0	$116,030	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	134,320	11.6	46,317	4.0	N/A	N/A
Wilson Bank	133,982	11.5	46,602	4.0	69,904	6.0

Tier 1 capital to average assets:
Consolidated	134,320	9.3	57,772	4.0	N/A	N/A
Wilson Bank	133,982	9.3	57,627	4.0	72,033	5.0
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
There have been no material changes in reported market risks during the six months ended June 30, 2010.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designated to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, its Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 1A. RISK FACTORS
Except as set forth below, there were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009:
The impact on our future results of operations and financial condition of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is not yet known.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) into law. The Reform Act significantly reforms the structure of federal financial regulation and enacts new substantive requirements and regulations that apply to a broad range of financial market participants, affecting every segment of the financial services industry, which will alter the way we conduct certain aspects of our business and may restrict our ability to compete, increase costs and reduce revenues. The Reform Act, among other things, strengthens oversight and regulation of banks and nonbank financial institutions, enhances regulation of over-the-counter derivatives and asset-backed securities, and establishes new rules for credit rating agencies. The Reform Act may have a significant and negative impact on our earnings through fee reductions, higher costs (from both a regulatory and an implementation perspective) and new restrictions on our operations. The ultimate impact of the Reform Act on our operations will be dependent on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative impact of such rules and regulations. The full scope and effect of the Reform Act on the Company and the Bank may not be known for several years.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) Not applicable
(c) None
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a) None
(b) Not applicable
Item 4. (REMOVED AND RESERVED)
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

WILSON BANK HOLDING COMPANY (Registrant)

DATE: August 9, 2010	/s/ Randall Clemons

Randall Clemons
President and Chief Executive Officer

DATE: August 9, 2010	/s/ Lisa Pominski

Lisa Pominski
Senior Vice President & Chief Financial Officer