Form 10-Q
period 2010-09-30
WILSON BANK HOLDING CO
filed 2010-11-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Common stock outstanding: 7,225,073 shares at November 9, 2010

Part I. Financial Information

Item 1.	Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in Thousands
	Except Per Share Amounts)

Assets
Loans	$1,100,569	$1,115,261
Less: Allowance for loan losses	(21,010)	(16,647)

Net loans	1,079,559	1,098,614

Securities:
Held to maturity, at cost (market value $13,663 and $12,608, respectively)	12,984	12,170
Available-for-sale, at market (amortized cost $273,665 and $250,412, respectively)	274,621	249,647

Total securities	287,605	261,817

Loans held for sale	13,583	5,027
Restricted equity securities	3,012	3,012
Federal funds sold	9,800	5,450

Total earning assets	1,393,559	1,373,920

Cash and due from banks	39,245	26,062
Bank premises and equipment, net	31,836	30,865
Accrued interest receivable	6,656	7,563
Deferred income tax	4,874	5,457
Other real estate	11,666	3,924
Other assets	11,537	10,508
Goodwill	4,805	4,805
Other intangible assets, net	607	904

Total assets	$1,504,785	$1,464,008

Liabilities and Stockholders’ Equity
Deposits	$1,344,480	$1,310,706
Securities sold under repurchase agreements	6,228	6,499
Federal Home Loan Bank advances	—	13
Accrued interest and other liabilities	7,500	7,233

Total liabilities	1,358,208	1,324,451

Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, 7,225,073 and 7,147,582 shares issued at September 30, 2010 and December 31, 2009, respectively	14,450	14,295
Additional paid-in capital	43,785	41,022
Retained earnings	87,752	84,712
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $366 and $293, respectively	590	(472)

Total stockholders’ equity	146,577	139,557

Total liabilities and stockholders’ equity	$1,504,785	$1,464,008

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,871	$18,139	$50,762	$53,576
Interest and dividends on securities:
Taxable securities	1,801	2,164	6,378	6,989
Exempt from Federal income taxes	111	124	345	359
Interest on loans held for sale	73	49	153	217
Interest on Federal funds sold	23	13	64	60
Interest and dividends on restricted securities	40	27	102	111

Total interest income	18,919	20,516	57,804	61,312

Interest expense:
Interest on negotiable order of withdrawal accounts	659	597	1,986	1,779
Interest on money market and savings accounts	836	910	2,511	2,579
Interest on certificates of deposit	4,331	5,973	14,300	18,792
Interest on securities sold under repurchase Agreements	16	24	56	83
Interest on Federal Home Loan Bank advances	—	97	1	415
Interest on Federal funds purchased	—	1	—	1

Total interest expense	5,842	7,602	18,854	23,649

Net interest income before provision for loan losses	13,077	12,914	38,950	37,663
Provision for loan losses	1,989	1,164	10,168	4,525

Net interest income after provision for loan losses	11,088	11,750	28,782	33,138

Non-interest income:
Service charges on deposit accounts	1,386	1,514	4,052	4,289
Other fees and commissions	1,614	1,340	4,549	3,794
Gain on sale of loans	780	365	1,501	2,088
Gain on sale of securities	—	—	261	500
Other income	—	—	—	1

Total non-interest income	3,780	3,219	10,363	10,672

Non-interest expense:
Salaries and employee benefits	5,159	5,050	14,024	15,325
Occupancy expenses, net	608	583	1,788	1,827
Furniture and equipment expense	309	348	1,034	1,044
Data processing expense	327	311	930	799
Directors’ fees	168	182	549	578
Advertising	172	224	580	654
FDIC insurance expense	577	1,145	1,663	1,825
Other operating expenses	2,076	1,702	5,929	5,436
Loss on sale of other real estate	339	240	601	434
Loss on sale of other assets	11	12	19	49

Total non-interest expense	9,746	9,797	27,117	27,971

Earnings before income taxes	5,122	5,172	12,028	15,839
Income taxes	2,022	2,010	4,688	6,179

Net earnings	$3,100	$3,162	$7,340	$9,660

Weighted average number of shares outstanding-basic	7,212,205	7,115,969	7,189,827	7,087,938

Weighted average number of shares outstanding-diluted	7,220,713	7,136,988	7,197,416	7,108,209

Basic earnings per common share	$.43	$.44	$1.02	$1.36

Diluted earnings per common share	$.43	$.44	$1.02	$1.36

Dividends per share	$.30	$.32	$.60	$.62

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)

Net earnings	$3,100	$3,162	$7,340	$9,660

Other comprehensive earnings (losses), net of tax:
Unrealized gains on available-for-sale securities arising during period, net of income taxes of $419, $528, $759, and $178, respectively	677	853	1,223	289
Reclassification adjustment for net losses (gains) included in net earnings, net of taxes of $0, $0, $100 and $191, respectively	—	—	(161)	(309)

Other comprehensive earnings (losses)	677	853	1,062	(20)

Comprehensive earnings	$3,777	$4,015	$8,402	$9,640

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2010	2009
	(In Thousands)
Cash flows from operating activities:
Interest received	$59,069	$61,203
Fees and commissions received	8,601	8,084
Proceeds from sale of loans	86,718	127,970
Origination of loans held for sale	(93,773)	(127,008)
Interest paid	(19,939)	(24,441)
Cash paid to suppliers and employees	(21,416)	(22,822)
Income taxes paid	(7,970)	(7,890)

Net cash provided by operating activities	11,290	15,096

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity Securities	1,762	1,658
Proceeds from maturities, calls, and principal payments of available-for-sale Securities	367,352	206,330
Purchase of held-to-maturity securities	(2,595)	(2,558)
Purchase of available-for-sale securities	(390,683)	(229,157)
Loans made to customers, net of repayments	(2,768)	(37,693)
Purchase of premises and equipment	(2,225)	(521)
Proceeds from sale of other real estate	3,193	4,065
Proceeds from sale of other assets	114	343

Net cash used in investing activities	(25,850)	(57,533)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	83,375	23,360
Net (decrease) increase in time deposits	(49,601)	16,256
Net decrease in securities sold under repurchase agreements	(271)	(1,749)
Repayment of advances from Federal Home Loan Bank	(13)	(13,607)
Dividends paid	(4,300)	(4,379)
Proceeds from sale of common stock	3,052	3,458
Proceeds from exercise of stock options	76	199
Repurchase of common stock	(225)	(697)

Net cash provided by financing activities	32,093	22,841

Net increase (decrease) in cash and cash equivalents	17,533	(19,596)

Cash and cash equivalents at beginning of period	31,512	59,243

Cash and cash equivalents at end of period	$49,045	$39,647

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2010 and 2009
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2010	2009
	(In Thousands)
Reconciliation of net earnings to net cash provided by Operating activities:
Net earnings	$7,340	$9,660
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,909	1,636
Provision for loan losses	10,168	4,525
Loss on sale of other real estate	601	434
Loss on sale of other assets	19	49
Security gains	(261)	(500)
Stock based compensation	15	20
Loss on write off of restricted equity securities	—	88
Increase in income tax receivable	(2,978)	(1,434)
Increase in loans held for sale	(8,556)	(1,126)
Increase in deferred tax assets	(304)	(277)
Increase in other assets, net	(1,043)	(1,222)
Decrease (increase) in interest receivable	907	(211)
Increase in other liabilities	4,558	4,246
Decrease in interest payable	(1,085)	(792)

Total adjustments	$3,950	$5,436

Net cash provided by operating activities	$11,290	$15,096

Supplemental schedule of non-cash activities:

Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $659,000 and $13,000 for the nine months ended September 30, 2010 and 2009, respectively	$1,062	$(20)

Non-cash transfers from loans to other real estate	$11,940	$3,109

Non-cash transfers from other real estate to loans	$404	$—

Non-cash transfers from loans to other assets	$119	$312

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

Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board Accounting Standards Codification Topic 860 Transfers and Servicing — amended previous guidance on accounting for transfers of financial assets. The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered. Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure. The Company adopted this new guidance on January 1, 2010. Adoption of this new guidance did not have an impact on the Company’s financial condition or results of operations.
Also in June 2009, the FASB issued amended guidance on accounting for variable interest entities (“VIEs”). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also who has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance was adopted by the Company on January 1, 2010. The new guidance did not have an effect on the Company’s financial position or results of operations.
In the first quarter of 2010, the FASB updated Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.
Also during the first quarter of 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009. The new guidance did not have an impact on the Company’s financial position or results of operations.
Recently Issued Accounting Standards
In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010 and require re-evaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, re-evaluation of such preexisting contracts is not required. The Company is currently assessing the effects of adopting the provisions of ASU 2010-20.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 are effective for periods ending after December 15, 2010, with the exception of the amendments to the roll forward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting the provisions of ASU 2010-20 and will provide the required disclosure in the Company’s annual report for the year ended December 31, 2010.
Note 2. Loans and Allowance for Loan Losses
The following schedule details the loans of the Company at September 30, 2010 and December 31, 2009:

	(In Thousands)
	September 30,	December 31,
	2010	2009

Mortgage Loans on real estate
Residential 1-4 family	$353,740	374,684
Multifamily	8,748	5,526
Commercial	341,321	324,824
Construction	182,127	198,732
Farmland	42,453	14,090
Second mortgages	16,795	16,847
Equity lines of credit	37,333	35,954

Total mortgage loans on real estate	982,517	970,657

Commercial loans	54,380	74,748

Agriculture loans	3,105	3,093

Consumer installment loans
Personal	53,237	60,792
Credit cards	2,862	2,973

Total consumer installment loans	56,099	63,765

Other loans	5,829	4,413

Net deferred loan fees	(1,361)	(1,415)

Total loans	1,100,569	1,115,261

Less: Allowance for loan losses	(21,010)	(16,647)

Net Loans	$1,079,559	1,098,614

Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)

Balance, January 1, 2010 and 2009, respectively	$16,647	$12,138
Add (deduct):
Losses charged to allowance	(6,001)	(2,579)
Recoveries credited to allowance	196	290
Provision for loan losses	10,168	4,525

Balance, September 30, 2010 and 2009, respectively	$21,010	$14,374

At September 30, 2010, the Company had certain impaired loans of $24,774,000 which were on non accruing interest status. At December 31, 2009, the Company had certain impaired loans of $25,514,000 which were on non accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings.
Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non accruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a term of no less than six months and it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring due to the borrower not being past due, adequate collateral valuations supporting the restructured loans and/or the cash flows of the underlying business appearing adequate to support the restructured debt service. Once a relationship is classified as a restructured loan and in accordance with industry practice, the relationship will remain classified as a restructured loan until the borrower can demonstrate adherence to the restructured terms through the end of the current fiscal year. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2010 and December 31, 2009 there were $8.9 million of accruing restructured loans that remain in a performing status.
Potential problem loans, which are not included in nonperforming assets, amounted to approximately $41.9 million at September 30, 2010 compared to $33.1 million at December 31, 2009. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s primary federal regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.
At September 30, 2010, the Company had approximately $13.6 million of mortgage loans held-for-sale compared to approximately $5.0 million at December 31, 2009. These loans are marketed to potential investors prior to closing the loan with the borrower such that there is an agreement for the subsequent sale of the loan between the eventual investor and the Company prior to the loan being closed with the borrower. The Company sells loans to investors on a loan-by-loan basis and has not entered into any forward commitments with investors for future loan sales. All of these loan sales transfer servicing rights to the buyer. During the three and nine months ended September 30, 2010, the Company recognized $780,000 and $1,501,000, respectively, in gains on the sale of these loans compared to $365,000 and $2,088,000, respectively, during the three and nine months ended September 30, 2009.

At September 30, 2010, the Company had $11,666,000 in other real estate owned which had been acquired, usually through foreclosure, from borrowers compared to $3,924,000 at December 31, 2009. Substantially all of these amounts relate to homes and commercial real estate for which the Company believes it has adequate collateral based on recent appraisals. The other real estate owned is initially recorded at fair value less costs to sell. These fair values are periodically updated based on new appraisals and other information.
Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal agencies	$2,006	$9	$—	$2,015
U.S. Government-sponsored enterprises (GSEs)*	188,162	987	442	188,707
Mortgage-backed:
GSE residential	81,975	437	160	82,252
Obligations of states and political Subdivisions	1,522	125	—	$1,647

	$273,665	$1,558	$602	$274,621

	September 30, 2010
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$1,645	$51	$—	$1,696
Obligations of states and political Subdivisions	11,339	628	—	11,967

	$12,984	$679	$—	$13,663

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	December 31, 2009
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies	$1,000	$5	$—	$1,005
U.S. Government-sponsored enterprises (GSEs)*	246,541	636	1,485	245,692
Mortgage-backed:
GSE residential	1,349	37	—	1,386
Obligations of states and political Subdivisions	1,522	42	—	1,564

	$250,412	$720	$1,485	$249,647

	December 31, 2009
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$14	$—	$—	$14
Obligations of states and political Subdivisions	12,156	458	20	12,594

	$12,170	$458	$20	$12,608

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	Held-to-Maturity		Available for Sale

Due in one year or less	$1,352	$1,373	$5,059	$5,111
Due after one year through five years	4,749	5,022	95,637	95,765
Due after five years through ten years	3,295	3,519	122,489	122,976
Due after ten years	3,588	3,749	50,480	50,769

	$12,984	$13,663	$273,665	$274,621

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			Of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
September 30, 2010	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$—	$—	—	$—	$—	—	$—	$—

Available-for-Sale Securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	81,636	442	26	—	—	—	81,636	442

Mortgage-backed:
GSE residential	35,948	160	13	—	—	—	35,948	160

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$117,584	$602	39	$—	$—	—	$117,584	$602

In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			Of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2009	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	599	9	2	1,040	11	4	1,639	20

	$599	$9	2	$1,040	$11	4	$1,639	$20

Available-for-Sale Securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	149,048	1,401	35	2,906	84	1	151,954	1,485

Mortgage-backed:
GSE residential	—	—	—	—	—	—	—	—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$149,048	$1,401	35	$2,906	$84	1	$151,954	$1,485

The applicable date for determining when securities are in an unrealized loss position was September 30, 2010 and December 31, 2009, respectively. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.
The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.
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
The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$3,100	$3,162	$7,340	$9,660

Denominator — Weighted average number of common shares outstanding	7,212,205	7,115,969	7,189,827	7,087,938

Basic earnings per common share	$.43	$.44	$1.02	$1.36

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$3,100	$3,162	$7,340	$9,660

Denominator — Weighted average number of common shares outstanding	7,212,205	7,115,969	7,189,827	7,087,938
Dilutive effect of stock options	8,508	21,019	7,589	20,271

	7,220,713	7,136,988	7,197,416	7,108,209

Diluted earnings per common share	$.43	$.44	$1.02	$1.36

Note 5. Fair Value Measurements
In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures.” FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FASB ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.
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
The following tables present the financial instruments carried at fair value as of September 30, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands)
Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements at September 30, 2010

	Carrying Value	Quoted Prices in
	at	Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$274,621	$2,015	$272,606	$—
Cash surrender value of life insurance	1,552	—	—	1,552
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at September 30, 2010

	Carrying Value	Quoted Prices in
	at	Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$58,693	$—	$—	$58,693
Other real estate	11,666	—	—	11,666
Repossesed assets	9	—	—	9

Changes in level 3 fair value measurements
The table below includes a roll forward of the balance sheet amounts for the nine months ended September 30, 2010 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
Nine months ended, September 30, 2010 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2010	$1,497	$—
Total realized gains included in income	55	—
Purchases, issuances and settlements, net	—	—
Transfers in and/or (out) of Level 3	—	—

Fair Value, September 30, 2010	$1,552	$—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2010	$55	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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

The carrying value and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	In Thousands
	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$49,045	49,045	$31,512	31,512
Securities available-for-sale	274,621	274,621	249,647	249,647
Securities, held to maturity	12,984	13,663	12,170	12,608
Loans, net of unearned interest	1,100,569		1,115,261
Less: allowance for loan Losses	21,010		16,647

Loans, net of allowance	1,079,559	1,079,020	1,098,614	1,100,515

Loans held for sale	13,583	13,583	5,027	5,027
Restricted equity securities	3,012	3,012	3,012	3,012
Accrued interest receivable	6,656	6,656	7,563	7,563
Cash surrender value of life insurance	1,552	1,552	1,497	1,497

Financial liabilities:
Deposits	1,344,480	1,354,530	1,310,706	1,316,097
Securities sold under repurchase agreements	6,228	6,228	6,499	6,499
Advances from Federal Home Loan Bank	—	—	13	13
Accrued interest payable	3,809	3,809	4,923	4,923

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Note 6. Stock Options
In April 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”) which expired April 13, 2009. The 1999 Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options to officers and other key employees of the Company and its subsidiaries. As of September 30, 2010, the Company has granted key employees options to purchase a total of 35,524 shares of common stock pursuant to the 1999 Stock Option Plan. At September 30, 2010, options to purchase 11,447 shares were exercisable.
On April 14, 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan is effective as of April 14, 2009 and replaces the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares. As of September 30, 2010, the Company has granted key employees options to purchase a total of 19,250 shares of common stock pursuant to the 2009 Stock Option Plan, none of which were exercisable as of September 30, 2010.
A summary of the stock option activity for the nine months ending September 30, 2010 is as follows:

	September 30, 2010
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2010	41,370	$24.73
Granted	19,250	37.75
Exercised	(3,644)	20.90
Forfeited or expired	(2,202)	25.77

Outstanding at September 30, 2010	54,774	$29.52

Options exercisable September 30, 2010	11,447	$21.82

The following table summarizes information about fixed stock options outstanding at September 30, 2010:

			Weighted			Weighted
		Weighted	Average		Weighted	Average
Range of	Number	Average	Remaining	Number	Average	Remaining
Exercise	Outstanding	Exercise	Contractual	Exercisable	Remaining	Contractual
Prices	at 9/30/10	Price	Term	at 9/30/10	Price	Term

$11.46 – $17.19	9,093	$15.99	1.8 years	5,022	$16.05	1.9 years
$17.20 – $25.79	9,889	$22.60	4.0 years	3,414	$22.99	4.1 years
$25.80 – $35.75	16,542	$31.52	6.8 years	3,011	$30.13	6.4 years
$35.76 – $37.75	19,250	$37.75	9.3 years	—	$—	—

	55,774			11,447

Aggregate intrinsic value (in thousands)	$505			$194

The weighted average fair value at the grant date of options granted during the first nine months of 2010 was $6.01. The total intrinsic value of options exercised during 2010 was $65,000.
As of September 30, 2010, there was $157,000 of total unrecognized cost related to non vested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 4.1 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary, Wilson Bank & Trust. This discussion should be read in conjunction with the consolidated financial statements included herewith. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K and also includes, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the continued deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (viii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (ix) inadequate allowance for loan losses, (x) results of regulatory examinations, and (xi) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
Results of Operations
Net earnings decreased 24.0% to $7,340,000 for the nine months ended September 30, 2010 from $9,660,000 in the first nine months of 2009. Net earnings were $3,100,000 for the quarter ended September 30, 2010, a decrease of $62,000, or 2.0%, from $3,162,000 for the three months ended September 30, 2009 and an increase of $1,445,000, or 87.3%, over the quarter ended June 30, 2010. Net earnings for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were negatively impacted by the increase in provision for loan losses of $5,643,000, or 124.7%, over the prior year’s comparable period. See “Provision for Loan Losses” for further explanation. Net interest margin for both the nine months ended September 30, 2010 and 2009 was 3.7%, and the net interest margin was 3.7% for the quarter ended September 30, 2010 compared to 3.6% for the quarter ended June 30, 2010 and 3.2% for the quarter ended March 31, 2010.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $3,508,000, or 5.7%, during the nine months ended September 30, 2010 as compared to the same period in 2009. Total interest income decreased $1,597,000, or 7.8%, for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 and decreased $750,000, or 3.8%, over the second quarter of 2010. The decrease in the first nine months of 2010 was primarily attributable to the continuing impact of low interest rate policies initiated by the Federal Reserve Board and the negative impact of higher non-accrual loan balances along with growth in the lower yielding securities portfolio. The ratio of average earnings assets to total average assets was 95.4% and 95.8% for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Interest expense decreased $4,795,000, or 20.3%, for the nine months ended September 30, 2010 as compared to the same period in 2009. Interest expense decreased $1,760,000, or 23.2%, for the three months ended September 30, 2010 as compared to the same period in 2009. Interest expense decreased $446,000, or 7.1%, for the quarter ended September 30, 2010 over the quarter ended June 30, 2010. The decrease for the quarter ended September 30, 2010 and for the nine months ended September 30, 2010 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the rate cuts by the Federal Reserve Open Market Committee and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.
The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,287,000, or 3.4%, for the first nine months of 2010 as compared to the same period in 2009 and an increase of $163,000, or 1.3%, for the quarter ended September 30, 2010 when compared to the quarter ended September 30, 2009 and a decrease of $304,000, or 2.3%, when compared to the second quarter of 2010.
Provision for Loan Losses
The provision for loan losses was $10,168,000 and $4,525,000 for the first nine months of 2010 and 2009, respectively. The provision for loan losses during the quarters ended September 30, 2010 and 2009 was $1,989,000 and $1,164,000, respectively. The increase in the provision in the first nine months of 2010 related to the Company’s decision to increase the allowance for loan losses during the 2010 period due to the continued weakening of economic conditions in the Company’s market areas, generally, and in the residential real estate construction and development area, specifically. Borrowers that are home builders and developers and sub dividers of land began experiencing stress in 2008 and have continued to experience stress in the first nine months of 2010 as a result of declining residential real estate demand and resulting price and collateral value declines in the Company’s market areas. As a result, the Company increased its allowance for loan losses. The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Bank’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses in the first nine months of 2010 raised the allowance for possible loan losses (net of charge-offs and recoveries) to $21,010,000, an increase of 26.2% from $16,647,000 at December 31, 2009. The allowance for loan losses was 1.91%, 1.96%, 1.57%, and 1.49% of total loans at September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009, respectively.
Management believes the allowance for loan losses at September 30, 2010 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2010 decreased 2.9% to $10,363,000 from $10,672,000 for the same period in 2009 and increased $561,000, or 17.4%, during the quarter ended September 30, 2010 when compared to the third quarter of 2009. Non-interest income increased $231,000, or 6.5%, during the quarter ended September 30, 2010 when compared to the second quarter of 2010. The decrease for the nine months ended September 30, 2010 as compared to the comparable period in 2009 related primarily to a reduction in gain on sale of loans reflecting the decrease in mortgage originations and refinancing occurring during the first nine months of 2010. Gain on sale of loans decreased $587,000, or 28.1%, during the nine months ended September 30, 2010 compared to the same period in 2009. Service charges on deposit accounts decreased $237,000, or 5.5%, during the nine months ended September 30, 2010 compared to the same period in 2009 and decreased $128,000, or 8.5%, during the quarter ended September 30, 2010 compared to the third quarter of 2009 as a result of consumers slowing their spending due to the current economic environment. Other fees and commissions increased $755,000, or 19.9%, during the nine months ended September 30, 2010 compared to the same period in 2009. The increase was $274,000, or 20.4%, during the quarter ended September 30, 2010 compared to the third quarter of 2009 and there was an increase of $52,000, or 3.3%, over the second quarter of 2010. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees.

Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses decreased $854,000, or 3.1%, during the first nine months of 2010 compared to the same period in 2009. The decrease for the quarter ended September 30, 2010 was $51,000, or 0.5%, as compared to the comparable quarter in 2009 and this was an increase of $1,572,000, or 19.2%, as compared to the second quarter of 2010. The decrease in non-interest expenses for the nine months ended September 30, 2010 compared to the same period in 2009 is attributable primarily to a decrease in employee salaries and benefits. Due to the current economic conditions, the Company is uncertain as to the amount of bonus and profit sharing which may be paid to its employees as a result of performance, if any, at the end of 2010. Because of this uncertainty, the Company chose not to accrue for a bonus and profit sharing benefit during the first six months of 2010. Substantially all of the reduction in salaries and employee benefits results from this decision as the total number of full time equivalent employees is roughly equal for the 2010 and 2009 periods. The Company did accrue for year-end benefits during the third quarter of 2010 which contributed to the increase in non-interest expense in the third quarter of 2010 when compared to the second quarter of 2010. Other operating expenses for the nine months ended September 30, 2010 increased to $5,929,000 from $5,436,000 for the comparable period in 2009. Other operating expenses increased $374,000, or 22.0%, during the quarter ended September 30, 2010 as compared to the same period in 2009. The increase in other operating expenses for the nine months ended September 30, 2010 related primarily to an increase in the costs associated with the disposal and maintenance of other real estate. The Bank’s other real estate expenses continue to rise due to the increased amount of foreclosures resulting from current economic conditions.
Income Taxes
The Company’s income tax expense was $4,688,000 for the nine months ended September 30, 2010, a decrease of $1,491,000 over the comparable period in 2009. Income tax expense was $2,022,000 for the quarter ended September 30, 2010, an increase of $12,000 over the same period in 2009. The percentage of income tax expense to net income before taxes was 39.0% for the nine months ended September 30, 2010 and September 30, 2009 and 39.5% and 38.9% for the quarters ended September 30, 2010 and 2009, respectively. The percentage of income tax expense to net income before taxes was 38.6% for the second quarter of 2010.
Financial Condition
Balance Sheet Summary
The Company’s total assets increased 2.8% to $1,504,785,000 during the nine months ended September 30, 2010 from $1,464,008,000 at December 31, 2009. Total assets decreased $19,921,000 during the three-month period ended September 30, 2010 and decreased $2,271,000 during the three-month period ended June 30, 2010 after increasing $62,969,000 during the three-month period ended March 31, 2010. Loans, net of allowance for loan losses, totaled $1,079,559,000 at September 30, 2010, a 1.7% decrease compared to $1,098,614,000 at December 31, 2009. Net loans increased $2,447,000, or 0.2% during the three-month period ended September 30, 2010 and decreased $13,154,000, or 1.2%, for the three-month period ended June 30, 2010. Securities increased $25,788,000, or 9.8%, to $287,605,000 at September 30, 2010 from $261,817,000 at December 31, 2009. Securities decreased $29,382,000, or 9.3%, during the three months ended September 30, 2010. Federal funds sold increased to $9,800,000 at September 30, 2010 from $5,450,000 at December 31, 2009, reflecting a growth in deposits that exceeded loan growth.

Total liabilities increased by 2.5% to $1,358,208,000 at September 30, 2010 compared to $1,324,451,000 at December 31, 2009. During the third quarter of 2010, total liabilities decreased $23,079,000 or 1.7%. The increase in total liabilities since December 31, 2009 was composed primarily of a $33,774,000, or 2.6%, increase in total deposits offset by a $271,000, or 4.2%, decrease in securities sold under repurchase agreements. Federal Home Loan Bank advances decreased $13,000 during the nine months ended September 30, 2010 as the Bank’s borrowings matured and were paid off.
Non Performing Assets
The following schedule details selected information as to loans past due 90 days but still accruing interest and non-accrual loans of the Company at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Commercial, financial, and agriculture	$42	495	$1,291	100
Real estate-construction	381	8,534	29	5,636
Real estate-mortgage	2,301	15,725	2,435	19,750
Consumer	89	20	314	28

	$2,813	24,774	$4,069	25,514

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2010, the Company had nonaccrual loans totaling $24,774,000 as compared to $25,514,000 at December 31, 2009. Nonaccrual loans were $24,480,000 at June 30, 2010 and $29,640,000 at March 31, 2010.
Non-performing loans, which included non-accrual loans and loans 90 days past due but still accruing interest, at September 30, 2010 totaled $27,587,000, a decrease from $29,583,000 at December 31, 2009. The decrease in non-performing loans during the nine months ended September 30, 2010 of $1,996,000 is due primarily to an increase in non-performing real estate construction loans of $3,250,000, offset by a decrease in non-performing real estate mortgage loans of $4,159,000, a decrease in non-performing commercial loans of $854,000, and a decrease in non-performing consumer loans of $233,000. The slight decrease in non-performing loans relates primarily to the foreclosure on non-performing loans and the increase in other real estate. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

Impaired loans and related allowance for loan loss amounts at September 30, 2010 and December 31, 2009 were as follows:

(In Thousands)	September 30, 2010	December 31, 2009

Impaired loans without a valuation allowance	$25,706	23,982
Impaired loans with a valuation allowance	40,962	21,770

Total impaired loans	$66,668	45,752

Valuation allowances related to impaired loans	$7,975	5,260

Total non-accrual loans	$24,774	25,514

Total loans past due 90 days or more and still accruing	$2,813	4,069

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
The increase in impaired loans in the nine months ended September 30, 2010 was primarily related to the continued weakened residential and commercial real estate market in the Company’s market areas. Within this segment of the portfolio, the Company makes loans to, among other borrowers, home builders and developers of land. These borrowers have continued to experience stress during the current weak economic environment due to a combination of declining demand for residential real estate and the resulting price and collateral value declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans, which include construction and land development loans, to continue to underperform and may result in increased levels of impaired loans which may negatively impact the Company’s results of operations. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when they are considered uncollectible. Net charge-offs for the nine months ended September 30, 2010 were $5,805,000 as compared to $2,289,000 for the nine months ended September 30, 2009, an increase of 153.6%. The increase in net charge-offs is the result of the Company’s aggressive action of writing down loans where the customers ability to repay is not probable.
The following table presents potential problem loans (including impaired loans) as of September 30, 2010 and December 31, 2009:

	September 30
	2010
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,410	207	1,203	—
Real estate mortgage	66,831	18,994	47,837	—
Real estate construction	597	389	208	—
Consumer	605	162	443	—

	$69,443	19,752	49,691	—

	December 31,
	2009
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$3,622	2,821	801	—
Real estate mortgage	57,901	10,998	46,903	—
Real estate construction	273	273	—	—
Consumer	904	266	638	—

	$62,700	14,358	48,342	—

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $94,013,000 ($91,473,000 related to real property, $1,687,000 related to commercial loans, and $853,000 related to personal and other loans). The internally classified loans have increased $6,743,000, or 10.8%, from $62,700,000 at December, 31, 2009. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at September 30, 2010 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate and construction loans that are internally classified totaling $67,428,000 and $58,174,000 at September 30, 2010 and December 31, 2009, respectively, consist of 237 and 217 individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current weak economic environment due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.
The following detail provides a breakdown of the allocation of the allowance for loan losses:

	September 30, 2010		December 31, 2009
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,142	5.2%	$1,593	7.4%
Real estate construction	3,493	16.5	3,412	17.8
Real estate mortgage	15,264	72.7	10,252	69.1
Installment	1,111	5.6	1,390	5.7

	$21,010	100.0%	$16,647	100.0%

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
Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2010 the Company’s liquid assets totaled $208,699,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2010, securities totaling approximately $6.5 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2010, loans totaling approximately $308.3 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $195.1 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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
Off Balance Sheet Arrangements
At September 30, 2010, we had unfunded loan commitments outstanding of $177.3 million and outstanding standby letters of credit of $17.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
At September 30, 2010 total stockholders’ equity was $146,577,000, or 9.7% of total assets, which compares with $139,557,000, or 9.5% of total assets, at December 31, 2009. The dollar increase in stockholders’ equity during the nine months ended September 30, 2010 results from the Company’s net income of $7,340,000, proceeds from the issuance of common stock related to exercise of stock options of $76,000, the net effect of a $1,721,000 unrealized gain on investment securities net of applicable income taxes of $659,000, cash dividends paid of $4,300,000 of which $3,052,000 was reinvested under the Company’s dividend reinvestment plan, $225,000 relating to the repurchase of 5,969 shares of common stock by the Company, and $15,000 related to stock option compensation.
The Company and the Bank are subject to regulatory capital requirements administered by the FDIC, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).
As of September 30, 2010 and December 31, 2009, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009, are also presented in the tables:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

September 30, 2010:
Total capital to risk weighted assets:
Consolidated	$154,897	13.6%	$91,116	8.0%	N/A	N/A
Wilson Bank	151,583	13.3	91,177	8.0	$113,972	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	140,575	12.4	45,346	4.0	N/A	N/A
Wilson Bank	137,306	12.1	45,390	4.0	68,086	6.0

Tier 1 capital to average assets:
Consolidated	140,575	9.4	59,819	4.0	N/A	N/A
Wilson Bank	137,306	9.2	59,698	4.0	74,623	5.0

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

December 31, 2009:
Total capital to risk weighted assets:
Consolidated	$148,856	12.8%	$93,035	8.0%	N/A	N/A
Wilson Bank	148,518	12.8	92,824	8.0	$116,030	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	134,320	11.6	46,317	4.0	N/A	N/A
Wilson Bank	133,982	11.5	46,602	4.0	69,904	6.0

Tier 1 capital to average assets:
Consolidated	134,320	9.3	57,772	4.0	N/A	N/A
Wilson Bank	133,982	9.3	57,627	4.0	72,033	5.0

Impact of Inflation
Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
There have been no material changes in reported market risks during the nine months ended September 30, 2010.

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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None

Item 1A.	RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 other than as set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

WILSON BANK HOLDING COMPANY (Registrant)
DATE: November 9, 2010	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 9, 2010	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer