Form 10-K
period 2010-12-31
WILSON BANK HOLDING CO
filed 2011-03-16
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $245,519,712. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $38.25 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Shares of common stock, $2.00 par value per share, outstanding on March 16, 2011 were 7,267,836.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 12, 2011 are incorporated by reference into Items 10, 11, 12, 13 and 14.

PART I

Item 1.	Business.
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
All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2010, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in eastern Davidson County, Tennessee, four full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee and two full service banking facilities in Smith County, Tennessee.
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
The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2010, the Company reported net earnings of approximately $9.0 million and had total assets of approximately $1.5 billion.
Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2010 filed as Exhibit 13.1 to this Form 10-K (the “2010 Annual Report”), are incorporated herein by reference.
Regulation and Supervision
Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Other provisions that will impact the Company will:
•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and increase the size of the floor of the Deposit Insurance Fund, and offset the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•
Make permanent the $250,000 limit for federal deposit insurance, increase the cash limit of Securities Investor Protection Corporation protection to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restrict the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.
•
Impose new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Apply the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.
•
Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.
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

Under the Tennessee Bank Structure Act, a bank holding company which controls 30% or more of the total deposits (excluding certain deposits) in all federally insured financial institutions in Tennessee is prohibited from acquiring any bank in Tennessee. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, the Bank and other state-chartered or national bank generally may branch across state lines to the same extent as banks chartered in the state of the branch.
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
Under the Dodd-Frank Act, and previously under FRB policy, the Company is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. This support can be required at times when it would not be in the best interest of the Company’s shareholders and creditors to provide it. Further, if the Bank’s capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.
Both the Company and the Bank are required to comply with the capital adequacy standards established by the FRB, in the Company’s case, and the FDIC, in the case of the Bank. The FRB has established a risk-based and a leverage measure of capital adequacy for bank holding companies, like the Company. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB for bank holding companies. In addition, the FDIC and TDFI may require state banks that are not members of the FRB, like the Bank, to maintain capital at levels higher than those required by general regulatory requirements.
The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.
The minimum statutory guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Under statutory guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the FRB’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the FRB has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.
In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. If implemented in the United States, Basel III will impose a stricter definition of capital, with more focus on common equity. At this time, the Company does not know whether Basel III will be implemented in the United States, and if so implemented whether it will be applicable to the Company and the Bank, because by its terms it is applicable only to internationally active banks. But, if Basel III is implemented in the United States and becomes applicable to the Company, the Company and the Bank would likely be subject to higher minimum capital ratios than those to which the Company and the Bank are currently subject.
Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
Additionally, the FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators were directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of the date that the Dodd-Frank Act was enacted. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.
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
Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.
The Emergency Economic Stabilization Act of 2008 (“EESA”) provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Following passage of the Dodd-Frank Act, an institution can provide full coverage on non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.
The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Financial Reform, Recovery and Enforcement Act of 1989 provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.
The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee’s general usury law and the Tennessee Industrial Loan and Thrift Companies Act (“Industrial Loan Act”). Certain other usury laws affect limited classes of loans, but the Company believes that the laws referenced above are the most significant. Tennessee’s general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the FRB from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is generally applicable to most of the loans made by the Company’s bank subsidiary in Tennessee, authorizes an interest rate of up to 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.
The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act established a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law - primarily the Bank Secrecy Act — to provide the Secretary of the U.S. Department of the Treasury (the “Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.
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
The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed, and President Obama signed into law, the Dodd-Frank Act, which includes significant consumer protection provisions related to residential mortgage loans that is likely to increase our regulatory compliance costs. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. With the enactments of EESA, AARA and the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, will require that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.
Competition
The banking industry is highly competitive. The Company, through its subsidiary bank, competes with national and state banks for deposits, loans, and trust and other services.
The Bank competes with much larger commercial banks in Wilson County, the Bank’s primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered outside of Tennessee and four banks owned by Tennessee multi-bank holding companies and one bank owned by a Tennessee single bank holding company. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with three credit unions located in Wilson County and three locally-owned banks.
The Bank competes with much larger commercial banks in DeKalb County, including one bank owned by Tennessee multi-bank holding companies and one regional multi-bank holding company headquartered outside Tennessee. In addition, the Bank competes with one locally-owned bank in DeKalb County. While these institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level.
The Bank competes with two commercial banks which are small community banking organizations in Smith County. These institutions enjoy existing depositor relationships; however, the Company believes that the Bank can be expected to offer a wider range of banking services through its financial resources as well as broader range of product offerings.

The Bank competes with over fifteen banks, some of them much larger than the Bank, in Rutherford County. These competitors include several regional multi-bank holding companies. While these larger institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level.
The Bank competes with one commercial bank in Trousdale County, both of which are small community banking organizations. This institution enjoys existing depositor relationships; however, the Company believes that the Bank can be expected to offer a wider range of banking services through its financial resources as well as a broader range of product offerings.
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
The Bank will be opening an office in Sumner County during early summer of 2011. The Bank will offer a wide range of banking services through its financial resources as well as a broad range of products.
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
Employment
As of March 16, 2011, the Company and its subsidiary collectively employed 349 full-time equivalent employees. Additional personnel will be hired as needed to meet future growth.
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
Statistical Information Required by Guide 3
The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2010 Annual Report. Certain information not contained in the Company’s 2010 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
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
Non-accrual loans have been included in the loan category. Loan fees of $2,460,000, $2,822,000 and $3,261,000 for 2010, 2009 and 2008, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010

	Dollars In Thousands
	2010			2009			2010/2009 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$1,093,343	6.16%	67,356	1,099,082	6.37%	70,061	(370)	(2,335)	(2,705)

Investment securities — taxable	282,651	2.80	7,927	215,229	4.21	9,069	2,381	(3,523)	(1,142)

Investment securities — tax exempt	12,808	3.54	453	12,980	3.72	483	(6)	(24)	(30)

Taxable equivalent adjustment	—	1.99	233	—	1.99	249	(4)	(12)	(16)

Total tax-exempt investment securities	12,808	5.36	686	12,980	5.64	732	(10)	(36)	(46)

Total investment securities	295,459	2.92	8,613	228,209	4.29	9,801	2,371	(3,559)	(1,188)

Loans held for sale	7,715	3.07	237	7,455	3.70	276	10	(49)	(39)

Federal funds sold	20,188	.39	78	31,531	.26	82	(36)	32	(4)

Restricted equity securities	3,012	4.28	129	3,047	5.09	155	(2)	(24)	(26)

Total earning assets	1,419,717	5.38	76,413	1,369,324	5.87%	80,375	1,973	(5,935)	(3,962)

Cash and due from banks	29,052			21,622

Allowance for loan losses	(19,683)			(13,817)

Bank premises and equipment	31,050			30,603

Other assets	37,423			25,260

Total assets	$1,497,559			1,432,992

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010

	Dollars In Thousands
	2010			2009			2010/2009 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$218,666	1.17%	2,554	177,452	1.37%	2,428	513	(387)	126
Money market demand accounts	240,344	1.04	2,488	221,622	1.27	2,821	219	(552)	(333)
Individual retirement accounts	94,900	2.71	2,572	83,126	3.40	2,827	367	(622)	(255)
Other savings deposits	48,426	1.40	679	38,111	1.66	634	154	(109)	45
Certificates of deposit $100,000 and over	324,535	2.49	8,074	340,864	3.32	11,307	(520)	(2,713)	(3,233)
Certificates of deposit under $100,000	317,948	2.39	7,610	322,630	3.18	10,256	(146)	(2,500)	(2,646)

Total interest-bearing deposits	1,244,819	1.93	23,977	1,183,805	2.56	30,273	587	(6,883)	(6,296)

Securities sold under repurchase agreements	5,617	1.25	70	6,087	1.72	105	(8)	(27)	(35)
Federal funds purchased	810	.62	5	106	.94	1	4	—	4
Advances from Federal Home Loan Bank	3	—	—	8,620	4.83	416	(208)	(208)	(416)

Total interest-bearing liabilities	1,251,249	1.92	24,052	1,198,618	2.57	30,795	375	(7,118)	(6,743)

Demand deposits	99,890			91,446

Other liabilities	6,202			8,462

Stockholders’ equity	140,218			134,466

Total liabilities and stockholders’ equity	$1,497,559			1,432,992

Net interest income			52,361			49,580

Net yield on earning assets (1)		3.69%			3.62%

Net interest spread (2)		3.46%			3.30%

(1)	Net interest income divided by average earning assets.

(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010

	Dollars In Thousands
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

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010

	Dollars In Thousands
	2009			2008			2009/2008 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$177,452	1.37%	2,428	168,239	2.16%	3,628	190	(1,390)	(1,200)
Money market demand accounts	221,622	1.27	2,821	195,700	1.73	3,388	410	(977)	(567)
Individual retirement accounts	83,126	3.40	2,827	70,046	4.35	3,048	511	(732)	(221)
Other savings deposits	38,111	1.66	634	40,851	2.20	897	(56)	(207)	(263)
Certificates of deposit $100,000 and over	340,864	3.32	11,307	322,815	4.40	14,207	755	(3,655)	(2,900)
Certificates of deposit under $100,000	322,630	3.18	10,256	334,745	4.29	14,352	(503)	(3,593)	(4,096)

Total interest-bearing deposits	1,183,805	2.56	30,273	1,132,396	3.49	39,520	1,307	(10,554)	(9,247)

Securities sold under repurchase agreements	6,087	1.72	105	8,682	2.07	180	(48)	(27)	(75)
Federal funds purchased	106	.94	1	166	2.41	4	(1)	(2)	(3)
Advances from Federal Home Loan Bank	8,620	4.83	416	14,672	4.69	688	(292)	20	(272)

Total interest-bearing liabilities	1,198,618	2.57	30,795	1,155,916	3.49	40,392	966	(10,563)	(9,597)

Demand deposits	91,446			96,798

Other liabilities	8,462			9,563

Stockholders’ equity	134,466			123,063

Total liabilities and stockholders’ equity	$1,432,992			1,385,340

Net interest income			49,580			46,244

Net yield on earning assets (1)		3.62%			3.54%

Net interest spread (2)		3.30%			3.15%

(1)	Net interest income divided by average earning assets.

(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
II.	Investment Portfolio:
A.	Securities at December 31, 2010 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$1,637	19	6	1,650
Obligations of states and political subdivisions	11,759	369	88	12,040

	$13,396	388	94	13,690

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government and Federal agencies	$2,004	8	—	2,012
U.S. Government-sponsored enterprises (GSEs)	157,089	235	2,646	154,678
Mortgage-backed:
GSE residential*	121,838	31	3,069	118,800
Obligations of states and political subdivisions	1,522	27	7	1,542

	$282,453	301	5,722	277,032

*	Includes collateralized mortgage obligations of $7,586 (market value of $7,735) at December 31, 2010.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
II.	Investment Portfolio, Continued:
A.	Continued:
Investment securities at December 31, 2009 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$14	—	—	14
Obligations of states and political subdivisions	12,156	458	20	12,594

	$12,170	458	20	12,608

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government and Federal agencies	$1,000	5	—	1,005
U.S. Government-sponsored enterprises (GSEs)	246,541	636	1,485	245,692
Mortgage-backed:
GSE residential	1,349	37	—	1,386
Obligations of states and political subdivisions	1,522	42	—	1,564

	$250,412	720	1,485	249,647

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
II.	Investment Portfolio, Continued:
A.	Continued:
Securities at December 31, 2008 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$11,074	91	162	11,003
Mortgage-backed securities	19	—	1	18

	$11,093	91	163	11,021

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$146,876	464	1,582	145,758
Obligations of states and political subdivisions	1,523	—	76	1,447
Mortgage-backed securities	46,688	330	56	46,962

	$195,087	794	1,714	194,167

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
II.	Investment Portfolio, Continued:
B.
The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2010:

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Mortgage-backed:
GSEs residential	$1,637	1,650	4.63%

Obligations of states and political subdivisions*:
Less than one year	1,371	1,385	6.08
One to three years	1,994	2,087	5.59
Three to five years	3,074	3,228	5.19
Five to ten years	3,046	3,136	4.90
More than ten years	2,274	2,204	5.71

Total obligations of states and political subdivisions	11,759	12,040	5.39

Total held-to-maturity securities	$13,396	13,690	5.30%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
II.	Investment Portfolio, Continued:
B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Mortgage-backed:
GSE residential	$121,838	118,800	2.12%

U.S. Government and Federal agencies:
Less than one year	2,004	2,012	.72
One to three years	—	—	—
Three to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	2,004	2,012	.72

U.S. Government-sponsored enterprises (GSEs):
Less than one year	—	—	—
One to three years	20,534	20,356	0.90
Three to five years	69,042	68,098	1.80
Five to ten years	67,513	66,224	2.62
More than ten years	—	—	—

Total U.S. Government-sponsored enterprises (GSEs)	157,089	154,678	2.04

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to three years	—	—	—
Three to five years	—	—	—
Five to ten years	314	323	5.90
More than ten years	1,208	1,219	5.99

Total obligations of states and political subdivisions	1,522	1,542	5.97

Total available-for-sale securities	$282,453	277,032	2.09%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
III.	Loan Portfolio:
A.	Loan Types
The following schedule details the loans of the Company at December 31, 2010, 2009, 2008, 2007 and 2006:

	In Thousands
	2010	2009	2008	2007	2006

Commercial, financial and agricultural	$66,107	82,254	99,864	94,366	99,048
Real estate — construction	176,842	198,732	208,083	214,149	148,911
Real estate — mortgage	797,932	771,925	711,747	610,004	560,900
Consumer	55,734	63,765	70,783	79,913	83,046

Total loans	1,096,615	1,116,676	1,090,477	998,432	891,905

Deferred loan fees	(1,347)	(1,415)	(1,292)	(906)	(1,026)

Total loans, net of deferred fees	1,095,268	1,115,261	1,089,185	997,526	890,879

Less allowance for loan losses	(22,177)	(16,647)	(12,138)	(9,473)	(10,209)

Net loans	$1,073,091	1,098,614	1,077,047	988,053	880,670

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies our fixed and variable rate loans at December 31, 2010 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2010			At
	Fixed	Variable		December 31,
	Rates	Rates	Totals	2010

Based on contractual maturity:
Due within one year	$228,139	54,481	282,620	25.8%
Due in one year to five years	161,139	72,879	234,018	21.4
Due after five years	44,406	534,224	578,630	52.8

Totals	$433,684	661,584	1,095,268	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	120,401	120,401	11.0%
Due within one year	228,239	125,850	354,089	32.3
Due in one year to five years	161,122	398,870	559,992	51.1
Due after five years	44,323	16,463	60,786	5.6

Totals	$433,684	661,584	1,095,268	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
III.	Loan Portfolio, Continued:
C.	Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2010, 2009, 2008, 2007 and 2006:

	In Thousands, Except Percentages
	2010	2009	2008	2007	2006

Non-accrual loans:
Commercial, financial and agricultural	$490	100	228	534	817
Real estate — construction	7,850	5,636	5,964	—	—
Real estate — mortgage	13,821	19,750	4,189	1,620	387
Consumer	—	28	27	12	156

Total non-accrual	$22,161	25,514	10,408	2,166	1,360

Loans 90 days past due still accruing:
Commercial, financial and agricultural	$10	1,291	1,388	97	739
Real estate — construction	178	29	182	90	44
Real estate — mortgage	2,280	2,435	1,807	1,502	2,604
Consumer	100	314	339	437	556

Total loans 90 days past due still accruing	$2,568	4,069	3,716	2,126	3,943

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$24,729	29,583	14,124	4,292	5,303

Total loans, net of unearned interest	$1,095,268	1,115,261	1,089,185	997,526	890,879

Percentage of total non- performing loans to total loans outstanding, net of unearned interest	2.26%	2.65	1.30	0.43	0.59

Other real estate	$13,741	3,924	4,993	1,268	555

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued:
The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $22,161,000 at December 31, 2010, $25,514,000 at December 31, 2009, $10,408,000 at December 31, 2008, $2,166,000 at December 31, 2007 and $1,360,000 at December 31, 2006. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2010 if the loans had been current totaled $1,836,000, compared to $978,000 in 2009, $370,000 in 2008, $128,000 in 2007 and $11,000 in 2006. The amount of interest and fee income recognized on total loans during 2010 totaled $67,356,000 as compared to $71,028,000 in 2009, $74,740,000 in 2008, $71,945,000 in 2007 and $62,567,000 in 2006.
At December 31, 2010, loans, which include the above, totaling $63,166,000 were included in the Company’s internal classified loan list. Of these loans $61,235,000 are real estate and 1,931,000 are various other types of loans. The values collateralizing these loans is estimated by management to be approximately $91,487,000 ($90,677,000 related to real property securing real estate loans and $810,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
At December 31, 2010, real estate construction and mortgage loans made up 16.1% and 72.8% of the Company’s loan portfolio.
At December 31, 2010 and 2009, other real estate totaled $13,741,000 and $3,924,000, respectively.
There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2010 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2010, 2009, 2008, 2007 and 2006 and the years then ended.

	In Thousands, Except Percentages
	2010	2009	2008	2007	2006

Allowance for loan losses at beginning of period	$16,647	12,138	9,473	10,209	9,083

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(253)	(403)	(1,068)	(1,396)	(861)
Real estate construction	(3,791)	(127)	(345)	(187)	(7)
Real estate — mortgage	(4,913)	(1,717)	(1,464)	(1,318)	(327)
Consumer	(719)	(1,423)	(1,590)	(2,284)	(1,822)

	(9,676)	(3,670)	(4,467)	(5,185)	(3,017)

Recoveries:
Commercial, financial and agricultural	111	49	30	14	17
Real estate construction	30	4	66	3	21
Real estate — mortgage	40	51	51	5	13
Consumer	191	247	267	282	286

	372	351	414	304	337

Net loan charge-offs	(9,304)	(3,319)	(4,053)	(4,881)	(2,680)

Provision for loan losses charged to expense	14,834	7,828	6,718	4,145	3,806

Allowance for loan losses at end of period	$22,177	16,647	12,138	9,473	10,209

Total loans, net of unearned interest, at end of year	$1,095,268	1,115,261	1,089,185	997,526	890,879

Average total loans out- standing, net of unearned interest, during year	$1,093,343	1,099,082	1,051,550	931,238	845,311

Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.85%	0.30	0.39	0.52	0.32

Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	2.02%	1.49	1.11	0.95	1.15

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2010		December 31, 2009
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,230	6.0%	$1,593	7.4%
Real estate construction	5,558	16.1	3,412	17.8
Real estate mortgage	14,502	72.8	10,252	69.1
Consumer	887	5.1	1,390	5.7

	$22,177	100.0%	$16,647	100.0%

	December 31, 2008		December 31, 2007
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$3,435	9.1%	$2,941	9.4%
Real estate construction	704	19.1	724	21.5
Real estate mortgage	6,407	65.3	3,897	61.1
Consumer	1,592	6.5	1,911	8.0

	$12,138	100.0%	$9,473	100.0%

	December 31, 2006
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$2,573	11.1%
Real estate construction	392	16.7
Real estate mortgage	5,288	62.9
Consumer	1,956	9.3

	$10,209	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
V.	Deposits:
The average amounts and average interest rates for deposits for 2010, 2009 and 2008 are detailed in the following schedule:

	2010		2009		2008
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate

Non-interest bearing deposits	$99,890	—%	91,446	—%	96,798	—%
Negotiable order of withdrawal accounts	218,666	1.17%	177,452	1.37%	168,239	2.16%
Money market demand accounts	240,344	1.04%	221,622	1.27%	195,700	1.73%
Individual retirement accounts	94,900	2.71%	83,126	3.40%	70,046	4.35%
Other savings	48,426	1.40%	38,111	1.66%	40,851	2.20%
Certificates of deposit $100,000 and over	324,535	2.49%	340,864	3.32%	322,815	4.40%
Certificates of deposit under $100,000	317,948	2.39%	322,630	3.18%	334,745	4.29%

	$1,344,709	1.78%	1,275,251	2.37%	1,229,194	3.22%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2010:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$66,801	6,790	73,591

Three to six months	37,235	3,123	40,358

Six to twelve months	52,051	7,041	59,092

More than twelve months	119,651	26,253	145,904

	$275,738	43,207	318,945

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2010, 2009 and 2008:

	2010	2009	2008

Return on assets	.60%	.81%	.82%
(Net income divided by average total assets)

Return on equity	6.44%	8.60%	9.26%
(Net income divided by average equity)

Dividend payout ratio	48.00%	38.04%	36.81%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	9.36%	9.38%	8.88%
(Average equity divided by average total assets)

Leverage capital ratio	9.57%	9.30%	8.96%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)
The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2010 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In
Thousands

Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$142,366

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	15,007

Total capital	$157,373

Risk-weighted assets	$1,192,908

Risk-based capital ratios:
Tier I capital ratio	11.93%

Total risk-based capital ratio	13.19%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2010
VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2010, the Company and Wilson Bank & Trust were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2010:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$1,095,268	161,360	68,002	86,005	159,123	620,778
Securities	290,428	—	—	1,191	2,613	286,624
Loans held for sale	7,845	7,845	—	—	—	—
Federal funds sold	3,225	3,225	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—

Total earning assets	1,399,778	175,442	68,002	87,196	161,736	907,402

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	237,715	237,715	—	—	—	—
Money market demand accounts	259,404	259,404	—	—	—	—
Individual retirement accounts	95,944	14,102	10,041	8,806	14,305	48,690
Other savings	58,382	58,382	—	—	—	—
Certificates of deposit, $100,000 and over	275,738	18,039	48,762	37,235	52,051	119,651
Certificates of deposit, under $100,000	303,851	22,726	52,650	48,568	58,243	121,664
Securities sold under repurchase agreements	6,536	6,536	—	—	—	—
Advances from Federal Home Loan Bank	—	—	—	—	—	—

	1,237,570	616,904	111,453	94,609	124,599	290,005

Interest-sensitivity gap	$162,208	(441,462)	(43,451)	(7,413)	37,137	617,397

Cumulative gap		(441,462)	(484,913)	(492,326)	(455,189)	162,208

Interest-sensitivity gap as % of total assets		(29.67)	(2.92)	(0.50)	2.50	41.49

Cumulative gap as % of total assets		(29.67)	(32.59)	(33.09)	(30.59)	10.90

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
Economic conditions in the markets in which the Company operates deteriorated significantly between early 2008 and the middle of 2010. As a result, the Company has experienced a significant reduction in its earnings when compared to historical levels. These challenges resulted primarily from provisions for loan losses related to declining collateral values in the Company’s real estate construction and development loan portfolio. Although economic conditions began to stabilize in the Company’s markets in the second half of 2010, the Company believes that it will continue to experience a challenging economic environment in 2011. Accordingly, the Company expects that its results of operations will continue to be negatively impacted in 2011. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Company in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Company could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
Negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.
Negative developments throughout 2008 and into 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2011. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital at reasonable prices or borrow in the debt markets compared to recent years.
The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.
As of December 31, 2010, approximately 89% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 37% were commercial real estate loans, 41% were residential real estate loans, 18% were construction and development loans and 4% were other real estate loans. In total these loans make up approximately 98% of the Company’s non-performing loans at December 31, 2010. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans have deteriorated as a result of the current adverse conditions in the real estate market within the Company’s markets. Throughout 2010, the number of newly constructed homes or lots sold in the Company’s market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.
The Company has significant credit exposure to borrowers that are homebuilders and land developers.
At December 31, 2010, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. These industries are experiencing adversity as a result of the recent recession and, as a result, an increased level of borrowers in these industries have been unable to perform their obligations under their existing loan agreements with the Company, or have suffered loan downgrades which has negatively impacted the Company’s results of operations. If the economic environment in the Company’s market does not improve significantly in 2011 or beyond, these industry concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause the Company’s earnings to continue to be negatively impacted. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s earnings.

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
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company, or the Bank, might be required to remove these substances from the affected properties at the Company’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.
The Company operates primarily in Wilson, DeKalb, Smith and Rutherford counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets weakened during 2008 and 2009 and remained challenging in 2010, negatively affecting the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels remained elevated in 2010. The Company cannot assure you that economic conditions in its markets will improve during 2010 or thereafter, and continued weak economic conditions in the Company’s markets could cause the Company to continue to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.
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
The Company’s earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality, particularly within the commercial real estate segment of the Company’s loan portfolio, could cause the Company’s interest income and net interest margin to decrease and its provisions for loan losses and non-interest expenses to increase, which could continue to adversely affect its results of operations and financial condition.

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
As interest rates change, the Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than its interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” may work against the Company, and its earnings may be negatively affected.
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
In addition, federal and state regulators periodically review the Company’s loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of the Company’s loan portfolio may be different than the Company’s. Any increase in the Company’s allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on the Company’s operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans or borrowers, identification of additional problem loans and other factors, both within and outside of the Company’s management’s control. These additions may require increased provision expense which would negatively impact the Company’s results of operations.
Liquidity needs could adversely affect the Company’s results of operations and financial condition.
The Company relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, deposit customers’ views on the Bank’s financial strength, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank (“FHLB”) advances and federal funds lines of credit from correspondent banks and the Federal Reserve Bank. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

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
The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially Randall Clemons, its president and chief executive officer, and Elmer Richerson, the president of the Bank. While the Company does not have employment agreements with any of its personnel and can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future, it has entered into non-competition agreements with such persons which would prevent them in most circumstances, from competing with the Bank for one year following their termination. In addition, these persons are parties to certain deferred compensation and equity incentive plans, the benefits of which would cease to accrue upon the termination of the person’s employment with the Company or the Bank.
The Company, as well as the Bank, operate in a highly regulated environment that is becoming more so and are supervised and examined by various federal and state regulatory agencies who may adversely affect the Company’s ability to conduct business.
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
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.
Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Company) are exempt from certain provisions of the legislation. The Company cannot predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect it. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a significant impact on the Company’s business, financial condition and results of operations.
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
The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the equity market forces like other common stock. As a result, if you acquire the Company’s stock, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties
The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-two branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee, 210 Commerce Drive in Smyrna, Tennessee, 2640 South Church Street, Murfreesboro, Tennessee, 217 Donelson Pike, Nashville, Tennessee, 802 NW Broad in Murfreesboro, Tennessee, 576 West Broad Street in Smithville, Tennessee, 306 Brush Creek Road in Alexandria, Tennessee, 1300 Main Street North in Carthage, Tennessee, 7 New Middleton Highway in Gordonsville, TN, and a Loan Production Office at 393 Maple Street Suite 100-A in Gallatin, TN. The Company plans to open a branch location at 709 S Mt Juliet Road in Mt Juliet, Tennessee during the second quarter and a branch at 455 West Main Street in Gallatin, Tennessee during the third quarter of 2011.
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

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Holding Company & Stock Information” on page 87 of the Company’s 2010 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its Common Stock during the quarter ended December 31, 2010.

Item 6.	Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 16 of the Company’s 2010 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 17 through 38 of the Company’s 2010 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 31 of the Company’s 2010 Annual Report and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 39 through 86 of the Company’s 2010 Annual Report and are incorporated herein by reference.

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
Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on page 39 of Wilson Bank Holding Company’s 2010 Annual Report and is incorporated herein by reference.
Changes in Internal Controls
No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2011 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (58) — Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Elmer Richerson (58) — Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Gary Whitaker (53) — Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (46) — Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.

John McDearman (42) — Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. Currently he serves as Executive Vice President-Central Division of the Bank, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio and the supervision of the central division offices which include the Lebanon city branch offices.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “ Item-1 Election of Directors — Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2011 Annual Meeting of Shareholders.
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors — Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials filed in connection with the 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2011 Annual Meeting of Shareholders.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2010 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003 and a four for three stock split in the form of a stock dividend paid on May 31, 2007:

	Number of Shares	Weighted
	to be Issued upon	Average Exercise	Number of Shares Remaining
	Exercise of	Price of	Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation Plans
	Options or	Options	(Excluding Shares Reflected in
Plan Category	Warrants	or Warrants	First Column)
Equity compensation plans approved by shareholders	53,892	$29.46	55,750

Equity compensation plans not approved by shareholders	—	—	—

Total	53,892	$29.46	55,750

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2011 Annual Meeting of Shareholders.
Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors — Director Independence” in the Company’s definitive proxy materials filed in connection with the 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2011 Annual Meeting of Shareholders.

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

Date: March 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Elmer Richerson Elmer Richerson	Executive Vice President & Director	March 16, 2011

/s/ Charles Bell Charles Bell	Director	March 16, 2011

/s/ Jack W. Bell Jack W. Bell	Director	March 16, 2011

/s/ Mackey Bentley Mackey Bentley	Director	March 16, 2011

/s/ James F. Comer James F. Comer	Director	March 16, 2011

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 16, 2011

Signature	Title	Date

/s/ John B. Freeman John B. Freeman	Director	March 16, 2011

/s/ Harold R. Patton Harold R. Patton	Director	March 16, 2011

/s/ James Anthony Patton James Anthony Patton	Director	March 16, 2011

/s/ John R. Trice John R. Trice	Director	March 16, 2011

/s/ Robert T. VanHooser, Jr. Robert T. VanHooser, Jr.	Director	March 16, 2011

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

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2010 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or contract