Form 10-Q
period 2011-03-31
WILSON BANK HOLDING CO
filed 2011-05-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Common stock outstanding: 7,268,870 shares at May 10, 2011

Part I. Financial Information

Item 1.	Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands
	Except Per Share Amounts)
Assets
Loans	$1,097,743	$1,095,268
Less: Allowance for loan losses	(22,048)	(22,177)

Net loans	1,075,695	1,073,091

Securities:
Held to maturity, at cost (market value $15,660 and $13,690, respectively)	15,277	13,396
Available-for-sale, at market (amortized cost $254,386 and $282,453, respectively)	251,254	277,032

Total securities	266,531	290,428

Loans held for sale	4,015	7,845
Restricted equity securities	3,012	3,012
Federal funds sold	24,635	3,225

Total earning assets	1,373,888	1,377,601

Cash and due from banks	50,227	35,057
Bank premises and equipment, net	32,215	31,941
Accrued interest receivable	6,352	6,252
Deferred income tax asset	8,777	9,629
Other real estate	15,279	13,741
Other assets	7,789	8,572
Goodwill	4,805	4,805
Other intangible assets, net	409	508

Total assets	$1,499,741	$1,488,106

Liabilities and Shareholders’ Equity
Deposits	$1,338,479	$1,331,282
Securities sold under repurchase agreements	6,152	6,536
Accrued interest and other liabilities	7,378	5,955

Total liabilities	1,352,009	1,343,773

Shareholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,268,203 and 7,225,088 shares, respectively	14,536	14,450
Additional paid-in capital	45,382	43,790
Retained earnings	89,747	89,439
Net unrealized losses on available-for-sale securities, net of income taxes of $1,199 and $2,075, respectively	(1,933)	(3,346)

Total shareholders’ equity	147,732	144,333

Total liabilities and shareholders’ equity	$1,499,741	$1,488,106

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(Dollars in Thousands
	Except per Share Amounts)
Interest income:
Interest and fees on loans	$16,239	$16,835
Interest and dividends on securities:
Taxable securities	1,461	2,192
Exempt from Federal income taxes	110	119
Interest on loans held for sale	54	30
Interest on Federal funds sold	15	18
Interest and dividends on restricted securities	36	22

Total interest income	17,915	19,216

Interest expense:
Interest on negotiable order of withdrawal accounts	551	630
Interest on money market and savings accounts	690	841
Interest on certificates of deposit	3,442	5,230
Interest on securities sold under repurchase agreements	14	23
Interest on Federal funds purchased	2	—

Total interest expense	4,699	6,724

Net interest income before provision for loan losses	13,216	12,492
Provision for loan losses	1,969	2,106

Net interest income after provision for loan losses	11,247	10,386

Non-interest income:
Service charges on deposit accounts	1,288	1,292
Other fees and commissions	1,640	1,373
Gain on sale of loans	300	319
Gain on sale of securities	—	50

Total non-interest income	3,228	3,034

Non-interest expense:
Salaries and employee benefits	5,332	5,051
Occupancy expenses, net	572	572
Furniture and equipment expense	247	366
Data processing expense	314	317
Directors’ fees	200	210
Other operating expenses	3,224	2,568
Loss on sale of other assets	5	9
Loss on sale of other real estate	551	104

Total non-interest expense	10,445	9,197

Earnings before income taxes	4,030	4,223
Income taxes	1,554	1,638

Net earnings	$2,476	$2,585

Weighted average number of shares outstanding-basic	7,258,143	7,171,624

Weighted average number of shares outstanding-diluted	7,265,259	7,178,105

Basic earnings per common share	$.34	$.36

Diluted earnings per common share	$.34	$.36

Dividends per share	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(In Thousands)
Net earnings	$2,476	$2,585

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $876 and $190, respectively	1,413	306
Reclassification adjustment for net gains included in net earnings, net of taxes of $0 and $19, respectively	—	(31)

Other comprehensive earnings	1,413	275

Comprehensive earnings	$3,889	$2,860

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
Increase in Cash and Cash Equivalents
(Unaudited)

	2011	2010
	(In Thousands)
Cash flows from operating activities:
Interest received	$18,328	$18,715
Fees and commissions received	2,928	2,665
Proceeds from sale of loans held for sale	19,760	15,919
Origination of loans held for sale	(15,630)	(13,907)
Interest paid	(5,777)	(7,638)
Cash paid to suppliers and employees	(7,386)	(7,218)
Income taxes paid	(403)	(742)

Net cash provided by operating activities	11,820	7,794

Cash flows from investing activities:
Purchase of held-to-maturity securities	(2,025)	—
Purchase of available-for-sale securities	(4,970)	(90,609)
Proceeds from maturities, calls and principal payments of available for sale securities	32,542	48,584
Proceeds from sale of other real estate	1,424	1,174
Proceeds from maturities, calls and principal payments of held-to-maturity securities	126	728
Decrease (increase) in loans made to customers	(8,097)	3,568
Purchase of premises and equipment	(598)	(44)
Proceeds from sale of other assets	41	27

Net cash provided by (used in) investing activities	18,443	(36,572)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	24,503	45,008
Net increase (decrease) in time deposits	(17,306)	15,585
Decrease in securities sold under repurchase agreements	(384)	(875)
Repayment of Federal Home Loan Bank advances	—	(9)
Dividends paid	(2,168)	(2,144)
Proceeds from sale of common stock pursuant to to dividend reinvestment plan	1,626	1,529
Proceeds from sale of common stock pursuant to exercise of stock options	46	63
Repurchase of common stock	—	(225)

Net cash provided by financing activities	6,317	58,932

Net increase in cash and cash equivalents	36,580	30,154

Cash and cash equivalents at beginning of period	38,282	31,512

Cash and cash equivalents at end of period	$74,862	$61,666

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2011 and 2010
Increase in Cash and Cash Equivalents
(Unaudited)

	2011	2010
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,476	$2,585
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	936	599
Stock option compensation	6	5
Provision for loan losses	1,969	2,106
Loss on sale of other real estate	551	104
Loss on sale of other assets	5	9
Gain on sale of securities	—	(50)
Decrease in loans held for sale	3,830	1,693
Decrease in deferred tax assets,net	(24)	(252)
Increase in taxes payable	1,175	1,148
Decrease in other assets, net	584	159
Increase in other liabilities	1,490	1,166
Increase in interest receivable	(100)	(564)
Decrease in interest payable	(1,078)	(914)

Total adjustments	$9,344	$5,209

Net cash provided by operating activities	$11,820	$7,794

Supplemental schedule of non-cash activities:

Unrealized gain in value of securities available-for- sale, net of income taxes of $876 and $171 for the quarters ended March 31, 2011 and 2010, respectively.	$1,413	$275

Non-cash transfers from loans to other real estate	$7,485	$2,627

Non-cash transfers from other real estate to loans	$3,972	$169

Non-cash transfers from loans to other assets	$11	$47

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
Basis of Presentation —The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2010 Annual Report previously filed on Form 10-K.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Recently Adopted Accounting Pronouncements
In April 2011, FASB issued ASU No. 2011-02 A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered troubled debt restructurings. The Company is continuing to evaluate the impact of adoption of this ASU.
Note 2. Loans and Allowance for Loan Losses
The following schedule details the loans of the Company at March 31, 2011 and December 31, 2010:

	(In Thousands)
	March 31,	December 31,
	2011	2010

Mortgage Loans on real estate
Residential 1-4 family	$353,939	351,237
Multifamily	9,378	8,711
Commercial	371,224	347,381
Construction and land developement	169,220	176,842
Farmland	37,054	38,369
Second mortgages	14,943	15,373
Equity lines of credit	35,911	36,861

Total mortgage loans on real estate	991,669	974,774

Commercial loans	51,507	57,249

Agriculture loans	2,648	3,017

Consumer installment loans
Personal	45,089	52,574
Credit cards	2,955	3,160

Total consumer installment loans	48,044	55,734

Other loans	5,386	5,841

	1,099,254	1,096,615

Net deferred loan fees	(1,511)	(1,347)

Total loans	1,097,743	1,095,268

Less: Allowance for loan losses	(22,048)	(22,177)

Net Loans	$1,075,695	$1,073,091

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Transactions in the allowance for loan losses for the quarter ending March 31, 2011 and 2010 are summarized as follows:

	In Thousands
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total

March 31, 2011

Allowance for loan losses:

Beginning balance	$5,140	46	7,285	5,558	988	276	767	1,163	67	887	22,177
Provision	960	6	(276)	1,690	(53)	(47)	(57)	(62)	(27)	(165)	1,969
Charge-offs	(292)	—	(863)	(885)	—	—	(87)	—	—	(112)	(2,239)
Recoveries	22	—	4	2	—	1	16	5	—	91	141

Ending balance	$5,830	52	6,150	6,365	935	230	639	1,106	40	701	22,048

Ending balance individually evaluated for impairment	$1,653	—	2,535	2,464	327	15	—	670	—	—	7,664

Ending balance collectively evaluated for impairment	$4,177	52	3,615	3,901	608	215	639	436	40	701	14,384

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$353,939	9,378	371,224	169,220	37,054	14,943	35,911	51,507	2,648	53,430	1,099,254

Ending balance individually evaluated for impairment	$12,000	415	16,097	23,655	4,694	767	201	1,114	—	—	58,943

Ending balance collectively evaluated for impairment	$341,939	8,963	355,127	145,565	32,360	14,176	35,710	50,393	2,648	53,430	1,040,311

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

March 31, 2010

Allowance for loan losses:

Beginning balance	$4,268	25	4,499	3,412	151	521	788	1,625	38	1,320	16,647
Provision	1,588	(2)	(1,504)	759	1,110	226	486	(597)	(26)	66	2,106
Charge-offs	(382)	—	(10)	(21)	—	(144)	(570)	(37)	—	(245)	(1,409)
Recoveries	4	—	—	—	—	1	—	1	1	60	67

Ending balance	$5,478	23	2,985	4,150	1,261	604	704	992	13	1,201	17,411

Ending balance individually evaluated for impairment	$2,506	—	308	2,882	898	210	162	200	—	—	7,166

Ending balance collectively evaluated for impairment	$2,972	23	2,677	1,268	363	394	542	792	13	1,201	10,245

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$361,942	5,490	315,138	191,340	46,794	17,318	35,828	66,879	2,885	65,459	1,109,073

Ending balance individually evaluated for impairment	$11,816	—	1,280	8,183	7,343	800	301	420	—	—	30,143

Ending balance collectively evaluated for impairment	$350,126	5,490	313,858	183,157	39,451	16,518	35,527	66,459	2,885	65,459	1,078,930

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

At March 31, 2011, the Company had certain impaired loans of $15,395,000 which were on non accruing interest status. At December 31, 2010, the Company had certain impaired loans of $22,161,000 which were on non accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at March 31, 2011 and December 31, 2010.

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

March 31, 2011

With no related allowance recorded:
Residential 1-4 family	$2,922	2,922	—	3,367	52
Multifamily	415	415	—	411	6
Commercial real estate	1,647	1,647	—	2,704	29
Construction	8,534	8,534	—	9,528	50
Farmland	2,647	2,647	—	1,324	19
Second mortgages	606	606	—	656	—
Equity lines of credit	201	201	—	101	3
Commercial	204	204	—	204	3
Agricultural	—	—	—	—	—

	$17,176	17,176	—	18,295	162

With allowance recorded:
Residential 1-4 family	$9,078	9,078	1,653	8,448	87
Multifamily	—	—	—	—	—
Commercial real estate	14,450	14,450	2,535	16,568	156
Construction	15,121	15,121	2,464	11,834	71
Farmland	2,047	2,047	327	1,957	11
Second mortgages	161	161	15	163	—
Equity lines of credit	—	—	—	435	—
Commercial	910	910	670	910	6
Agricultural	—	—	—	78	—

	$41,767	41,767	7,664	40,393	331

Total
Residential 1-4 family	12,000	12,000	1,653	11,815	139
Multifamily	415	415	—	411	6
Commercial real estate	16,097	16,097	2,535	19,272	185
Construction	23,655	23,655	2,464	21,362	121
Farmland	4,694	4,694	327	3,281	30
Second mortgages	767	767	15	819	—
Equity lines of credit	201	201	—	536	3
Commercial	1,114	1,114	670	1,114	9
Agricultural	—	—	—	78	—

	$58,943	58,943	7,664	58,688	493

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

December 31, 2010

With no related allowance recorded:
Residential 1-4 family	$3,811	3,811	—	5,876	472
Multifamily	406	406	—	464	26
Commercial real estate	3,760	4,260	—	4,780	136
Construction	10,522	10,844	—	6,950	256
Farmland	—	—	—	1,790	—
Second mortgages	706	706	—	644	1
Equity lines of credit	—	—	—	601	—
Commercial	204	204	—	689	11
Agricultural	—	—	—	39	—

	$19,409	20,231	—	21,833	902

With allowance recorded:
Residential 1-4 family	$7,818	7,890	1,275	9,890	351
Multifamily	—	—	—	—	—
Commercial real estate	18,686	18,686	3,816	15,027	347
Construction	8,546	8,914	1,782	8,426	392
Farmland	1,866	1,866	231	3,848	68
Second mortgages	164	164	15	337	—
Equity lines of credit	869	869	159	418	32
Commercial	910	910	670	569	25
Agricultural	155	155	25	39	10

	$39,014	39,454	7,973	38,554	1,225

Total
Residential 1-4 family	11,629	11,701	1,275	15,766	823
Multifamily	406	406	—	464	26
Commercial real estate	22,446	22,946	3,816	19,807	483
Construction	19,068	19,758	1,782	15,376	648
Farmland	1,866	1,866	231	5,638	68
Second mortgages	870	870	15	981	1

Equity lines of credit	869	869	159	1,019	32
Commercial	1,114	1,114	670	1,258	36
Agricultural	155	155	25	78	10

	$58,423	59,685	7,973	60,387	2,127

Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2011, there were $7.2 million of accruing restructured loans that remain in a performing status. At December 31, 2010, there were $8.8 million of accruing restructured loans.
Potential problem loans, which include nonperforming assets, amounted to approximately $66.9 million at March 31, 2011 compared to $63.1 million at December 31, 2010. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Credit Quality Indicators

	In Thousands
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total

Credit Risk Profile by Internally Assigned Grade

March 31, 2011

Pass	$336,252	$8,881	$354,941	$145,345	$32,176	$13,409	$35,466	$50,319	$2,640	$52,908	1,032,337
Special mention	9,850	—	6,261	3,568	2,988	580	326	45	—	121	23,739
Substandard	7,837	497	10,022	20,307	1,890	954	119	1,143	8	401	43,178
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$353,939	9,378	371,224	169,220	37,054	14,943	35,911	51,507	2,648	53,430	1,099,254

December 31, 2010

Pass	$333,971	8,226	324,880	160,457	36,333	13,838	35,834	56,053	2,852	61,005	1,033,449
Special mention	9,567	—	5,873	726	340	588	276	50	155	166	17,741
Substandard	7,699	485	16,628	15,659	1,696	947	751	1,146	10	404	45,425
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$351,237	8,711	347,381	176,842	38,369	15,373	36,861	57,249	3,017	61,575	1,096,615

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal agencies	$2,003	$6	$—	$2,009
U.S. Government-sponsored enterprises (GSEs)*	130,807	58	2,096	128,769
Mortgage-backed:
GSE residential	120,054	145	1,306	118,893
Obligations of states and political Subdivisions	1,522	61	—	$1,583

	$254,386	$270	$3,402	$251,254

	March 31, 2011
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$2,740	$37	$3	$2,774
Obligations of states and political Subdivisions	12,537	365	16	12,886

	$15,277	$402	$19	$15,660

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and government National Mortgage Association.

	December 31, 2010
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies	$2,004	$8	$—	$2,012
U.S. Government-sponsored enterprises (GSEs)*	157,089	235	2,646	154,678
Mortgage-backed:
GSE residential	121,838	31	3,069	118,800
Obligations of states and political subdivisions	1,522	27	7	1,542

	$282,453	$301	$5,722	$277,032

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

	December 31, 2010
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$1,637	$19	$6	$1,650
Obligations of states and political subdivisions	11,759	369	88	12,040

	$13,396	$388	$94	$13,690

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and government National Mortgage Association.
The amortized cost and estimated market value of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$1,630	$1,638	$2,350	$2,363
Due after one year through five years	5,111	5,332	71,556	70,766
Due after five years through ten years	3,533	3,649	92,254	90,701
Due after ten years	5,003	5,041	88,226	87,424

	$15,277	$15,660	$254,386	$251,254

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
March 31, 2011	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$1,182	$3	2	$—	$—	—	$1,182	$3

Obligations of states and political subdivisions	1,142	16	6	—	—	—	1,142	16

	$2,324	$19	8	$—	—	—	$2,324	$19

Available-for-Sale Securities:
Debt securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	99,487	2,096	34	—	—	—	99,487	2,096

Mortgage-backed:
GSE residential	88,022	1,306	26	—	—	—	88,022	1,306

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$187,509	$3,402	60	$—	$—	—	$187,509	$3,402

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2010	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$1,034	$6	1	$—	$—	—	$1,034	$6

Obligations of states and political subdivisions	3,278	88	14	—	—	—	3,278	88

	$4,312	$94	15	$—	$—	—	$4,312	$94

Available-for-Sale
Securities:
Debt securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	102,458	2,646	36	—	—	—	102,458	2,646

Mortgage-backed:
GSE residential	113,512	3,069	34	—	—	—	113,512	3,069

Obligations of states and political subdivisions	345	7	1	—	—	—	345	7

	$216,315	$5,722	71	$—	$—	—	$216,315	$5,722

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Note 4. Earnings Per Share
The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands
	Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$2,476	$2,585

Denominator — Weighted average number of common shares outstanding	7,258,143	7,171,624

Basic earnings per common share	$.34	$.36

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$2,476	$2,585

Denominator — Weighted average number of common shares outstanding	7,258,143	7,171,624
Dilutive effect of stock options	7,116	6,481

	7,265,259	7,178,105

Diluted earnings per common share	$.34	$.36

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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
The following tables present the financial instruments carried at fair value as of March 31, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands)
Fair Value Measurements at March 31, 2011

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
(in Thousands)	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities	$251,254	$2,009	$249,245	$—
Cash surrender value	1,568	—	—	1,568
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at March 31, 2011

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	March 31,	for Identical	Observable	Unobservable
(in Thousands)	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$51,279	$—	$—	$51,279
Other real estate	15,279	—	—	15,279
Repossesed assets	6	—	—	6
Changes in level 3 fair value measurements
The table below includes a roll forward of the balance sheet amounts for the three months ended March 31, 2011 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Three months ended, March 31, 2011 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2011	$1,554	$—
Total realized gains included in income	14	—
Purchases, issuances and settlements, net	—	—
Transfers in and/or (out) of Level 3	—	—

Fair Value, March 31, 2011	$1,568	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2011	$—	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
The carrying value and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	In Thousands
	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term Investments	$74,862	74,862	$38,282	38,282
Securities available-for-sale	251,254	251,254	277,032	277,032
Securities, held to maturity	15,277	15,660	13,396	13,690
Loans, net of unearned Interest	1,097,743		1,095,268
Less: allowance for loan Losses	22,048		22,177

Loans, net of allowance	1,075,695	1,077,725	1,073,091	1,075,663

Loans held for sale	4,015	4,015	7,845	7,845
Restricted equity securities	3,012	3,012	3,012	3,012
Accrued interest receivable	6,352	6,352	6,252	6,252
Cash surrender value of life insurance	1,568	1,568	1,554	1,554
Other real estate	15,279	15,279	13,741	13,741

Financial liabilities:
Deposits	1,338,479	1,345,565	1,331,282	1,339,747
Securities sold under repurchase agreements	6,152	6,152	6,536	6,536
Accrued interest payable	2,672	2,672	3,762	3,762

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Forms 10-K and also includes, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (vii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (ix) inadequate allowance for loan losses, (x) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xi) results of regulatory examinations, and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.
In assessing the adequacy of the allowance, we also consider the results of our ongoing loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.
As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into twelve segments based on bank call reporting requirements. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.
The allowance allocation begins with a process of estimating the probable losses in each of the twelve loan segments. The estimates for these loans are based on our historical loss data for that category over the last eight quarters.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
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
Results of Operations
Net earnings decreased 4.2% to $2,476,000 for the three months ended March 31, 2011 from $2,585,000 in the first quarter of 2010. The decrease in net earnings was primarily due to a 13.6% increase in non-interest expense, offset by a 5.8% increase in the net interest income and a 6.4% increase in non-interest income. Net interest margin for the quarter ended March 31, 2011 was 3.77% as compared to 3.21% for the first quarter of 2010. The increase in net interest margin reflects the Company’s ability to continue to reduce cost of funds, primarily deposit rates, while also growing its funding base.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, decreased $1,301,000, or 6.8%, to $17,915,000 during the three months ended March 31, 2011, reflecting the continuing impact of low interest rate policies initiated by the Federal Reserve Board and the negative impact of higher non-accrual loan balances. The ratio of average earning assets to total average assets was 94.2% and 95.6% for the quarters ended March 31, 2011 and March 31, 2010, respectively.
Interest expense decreased $2,025,000, or 30.1%, to $4,699,000 for the three months ended March 31, 2011 compared to the same period in 2010. The decrease for the quarter ended March 31, 2011 was due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.
Interest expense declined more than interest income and resulted in an increase in net interest income, before the provision for loan losses, of $724,000, or 5.8%, for the first three months of 2011 as compared to the first quarter of 2010.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Provision for Loan Losses
The provision for loan losses was $1,969,000 and $2,106,000, respectively, for the first three months of 2011 and 2010, respectively. The decrease in the provision was primarily related to Management’s quarterly assessment of the allowance for loan losses. The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include, growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Net charge-offs of $2,098,000 exceeded the provision by $129,000 and decreased the allowance for loan losses to $22,048,000, a decrease of 0.6% from $22,177,000 at December 31, 2010. The allowance for loan losses was 2.01% and 2.02% of total loans outstanding at March 31, 2011 and December 31, 2010, respectively.
Management believes the allowance for loan losses at March 31, 2011 to be adequate, but if economic conditions continue to deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, gains on the sale of investments, other fees and commissions, and gain on sale of loans. Total non-interest income for the three months ended March 31, 2011 increased to $3,228,000 from $3,034,000, or 6.4%, for the same period in 2010. Gain on sale of loans decreased $19,000, or 6.0%, to $300,000 relating primarily to the decrease in mortgage originations and refinancings which occurred during the first quarter of 2011 as compared to the first quarter of 2010. The Company’s non-interest income in 2011 was also reduced from the first quarter of 2010 because of the much higher gain on sale of investments from portfolio restructuring in the 2010 period. Service charges on deposit accounts decreased $4,000, or 0.3%, to $1,288,000 for the three months ended March 31, 2011 when compared to the same period in 2010. Other fees and commissions increased $267,000, or 19.5%, in the first quarter of 2011 when compared to 2010. Other fees and commissions include income on brokerage accounts, insurance policies sold, and various other fees.
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, advertising and marketing expenses, expenses associated with carrying and selling other real estate, and other operating expenses. Total non-interest expenses increased $1,248,000, or 13.6%, during the first three months of 2011 compared to the same period in 2010. The increase in non-interest expenses is primarily attributable to an increase in salaries and employee benefits as the Company begins to expand with the opening of two new offices in May and July of 2011. Other operating expenses for the three months ended March 31, 2011 increased to $3,224,000 from $2,568,000 for the three months ended March 31, 2010, relating primarily to an increase in other real estate owned caused by an increase in costs associated with the disposal and maintenance of other real estate.
Income Taxes
The Company’s income tax expense was $1,554,000 for the three months ended March 31, 2011, a decrease of $84,000 over the comparable period in 2010. The percentage of income tax expense to net income before taxes was 38.6% and 38.8% for the periods ended March 31, 2011 and 2010, respectively.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Financial Condition
Balance Sheet Summary
The Company’s total assets increased 0.8% to $1,499,741,000 during the three months ended March 31, 2011 from $1,488,106,000 at December 31, 2010. Loans, net of allowance for loan losses, totaled $1,075,695,000 at March 31, 2011, a 0.2% increase from $1,073,091,000 at December 31, 2010. Securities decreased $23,897,000, or 8.2%, to $266,531,000 at March 31, 2011 and Federal funds sold increased $21,410,000 to $24,635,000 at March 31, 2011 from $3,225,000 at December 31, 2010, resulting from a growth in deposits that exceeded loan growth and a reduction in securities.
Total liabilities increased by 0.6% to $1,352,009,000 during the three months ended March 31, 2011 compared to $1,343,773,000 at December 31, 2010. This increase was composed primarily of a $7,197,000 increase in total deposits from $1,331,282,000 at December 31, 2010 to $1,338,479,000 at March 31, 2011. The increase in deposits included an increase in demand deposits, NOW and savings accounts of $24,503,000 offset by a decrease in time deposits of $17,306,000. Securities sold under repurchase agreements decreased $384,000 during the quarter ended March 31, 2011.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2011 and December 31, 2010.
Loans on Nonaccrual Status

	In Thousands
	2011	2010

Residential 1-4 family	$3,075	3,611
Multifamily	—	—
Commercial real estate	391	7,465
Construction	9,528	7,850
Farmland	1,305	1,308
Second mortgages	606	770
Equity lines of credit	—	667
Commercial	490	490
Installment and other	—	—

Total	$15,395	$22,161

Age Analysis of Past Due Loans

	In Thousands
							Recorded
							Investment
	30-59	60-89	Greater				Greater Than
	Days	Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing

March 31, 2011

Residential 1-4 family	$6,757	1,006	4,734	12,497	341,442	353,939	1,659
Multifamily	53	—	—	53	9,325	9,378	—
Commercial real estate	2,077	301	616	2,994	368,230	371,224	225
Construction	1,537	3,147	9,544	14,228	154,992	169,220	16
Farmland	234	—	2,728	2,962	34,092	37,054	1,423
Second mortgages	507	92	810	1,409	13,534	14,943	204
Equity lines of credit	188	—	—	188	35,723	35,911	—
Commercial	332	521	491	1,344	50,163	51,507	1
Agricultural, installment and other	757	147	116	1,020	55,058	56,078	116

Total	$12,442	5,214	19,039	36,695	1,062,559	1,099,254	3,644

December 31, 2010

Residential 1-4 family	$5,714	1,080	5,141	11,935	339,302	351,237	1,530
Multifamily	53	—	79	132	8,579	8,711	79
Commercial real estate	558	200	7,673	8,431	338,950	347,381	208
Construction	1,830	160	8,028	10,018	166,824	176,842	178
Farmland	1,572	188	1,651	3,411	34,958	38,369	343
Second mortgages	215	48	890	1,153	14,220	15,373	120
Equity lines of credit	73	—	667	740	36,121	36,861	—
Commercial	330	2	492	824	56,425	57,249	2
Agricultural, installment and other	872	159	108	1,139	63,453	64,592	108

Total	$11,217	1,837	24,729	37,783	1,058,832	1,096,615	2,568

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
Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2011 totaled $19,039,000, a decrease from $24,729,000 at December 31, 2010. The decrease in non-performing loans during the three months ended March 31, 2011 of $5,690,000 is due primarily to a decrease in non-performing real estate mortgage loans of $7,213,000, and a decrease in commercial loans of $1,000, off-set in part by an increase in non-performing construction real estate mortgage loans of $1,516,000 and an increase in non-performing consumer loans of $8,000. The decrease in non-performing loans relates primarily to the transfer of two large loan relationships to other real estate. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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
The decrease in impaired loans in the three months ended March 31, 2011 was primarily due to foreclosure and subsequent sale of one large commercial real estate loan. The Company’s market areas continue to experience a weakened residential and commercial real estate market. Home builders and developers continue to experience stress during the current recession due to a combination of reduced demand for residential real estate and the resulting price and collateral value declines. Housing starts in the Company’s market areas are at very low levels. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that a loss will be incurred. Net charge-offs for the three months ended March 31, 2011 were $2,098,000 as compared to $1,342,000 for the three months ended March 31, 2010, an increase of 56.3% in the most recent period.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $92,548,000 ($91,838,000 related to real property and 710,000 related to various other types of loans). The internally classified loans have increased $3,751,000, or 5.9%, from $63,166,000 at December 31, 2010. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at March 31, 2011 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development, that are internally classified totaled $44,038,000 and $36,698,000 at March 31, 2011 and December 31, 2010, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas continue to slow. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operation. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved with extending liability maturities.

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At March 31, 2011, the Company’s liquid assets totaled $233,259,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4,019,000 mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2011, loans totaling approximately $297.7 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $197.3 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED
Off Balance Sheet Arrangements
At March 31, 2011, we had unfunded loan commitments outstanding of $169.8 million and outstanding standby letters of credit of $19.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
Capital Position and Dividends
At March 31, 2011, total shareholders’ equity was $147,732,000, or 9.9% of total assets, which compares with $144,333,000, or 9.7% of total assets at December 31, 2010. The dollar increase in shareholders’ equity during the three months ended March 31, 2011 results from the Company’s net income of $2,476,000, proceeds from the issuance of common stock related to exercise of stock options of $46,000, the net effect of a $2,289,000 unrealized gain on investment securities less applicable income taxes of $876,000, cash dividends declared of $2,168,000, of which $1,626,000 was reinvested under the Company’s dividend reinvestment plan, and $6,000 related to stock option compensation.
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

As of March 31, 2011 and December 31, 2010, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables:
The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2011 and December 31, 2010, are also presented in the tables:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2011:
Total capital to risk weighted assets:
Consolidated	$158,858	13.9%	$91,429	8.0%	N/A	N/A
Wilson Bank	156,187	13.6	91,875	8.0	$114,843	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	144,451	12.6	46,857	4.0	N/A	N/A
Wilson Bank	141,780	12.4	45,736	4.0	68,603	6.0

Tier 1 capital to average assets:
Consolidated	144,451	9.8	58,960	4.0	N/A	N/A
Wilson Bank	141,780	9.6	59,075	4.0	73,874	5.0

WILSON BANK HOLDING COMPANY
FORM 10-Q, CONTINUED

					Minimum To Be Well
					Capitalized Under
					Prompt Corrective
			Minimum Capital		Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2010:
Total capital to risk weighted assets:
Consolidated	$157,373	13.2%	$95,378	8.0%	N/A	N/A
Wilson Bank	154,156	12.9	95,601	8.0	$119,501	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	142,366	11.9	47,854	4.0	N/A	N/A
Wilson Bank	139,132	11.7	47,566	4.0	71,350	6.0

Tier 1 capital to average assets:
Consolidated	142,366	9.6	59,319	4.0	N/A	N/A
Wilson Bank	139,1322	9.3	59,842	4.0	74,802	5.0
Impact of Inflation
Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
There have been no material changes in reported market risks during the three months ended March 31, 2011.

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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None

Item 1A.	RISK FACTORS
Except as set forth below, there were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010:
The effectiveness of the Company’s asset management activities are critical to its ability to improve, resolve or liquidate nonperforming loans and other real estate and thereby reduce loan losses and other real estate expense.
Over the past two years, the Company has undertaken various initiatives to enhance its credit review, loan administration and special asset management and administration procedures, and believes that these enhancements have begun to reduce the levels of our problem and potential problem assets. However, continued improvement is dependent to a degree on market conditions and other factors beyond the Company’s control and the Company is unable to successfully manage its problem and potential problem assets in a timely matter, it could experience materially increased loan losses and other real estate expenses.

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

WILSON BANK HOLDING COMPANY (Registrant)
DATE: May 10, 2011	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 10, 2011	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer