Form 10-Q
period 2011-06-30
WILSON BANK HOLDING CO
filed 2011-08-08
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Common stock outstanding: 7,306,324 shares at August 8, 2011

Part I. Financial Information

Item 1.	Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Dollars in Thousands
	Except Per Share Amounts)

Assets
Loans	$1,121,067	$1,095,268
Less: Allowance for loan losses	(23,429)	(22,177)

Net loans	1,097,638	1,073,091

Securities:
Held to maturity, at cost (market value $15,227 and $13,690, respectively)	14,738	13,396
Available-for-sale, at market (amortized cost $245,350 and $282,453, respectively)	244,804	277,032

Total securities	259,542	290,428

Loans held for sale	6,407	7,845
Restricted equity securities	3,012	3,012
Federal funds sold	26,730	3,225

Total earning assets	1,393,329	1,377,601

Cash and due from banks	37,536	35,057
Bank premises and equipment, net	32,918	31,941
Accrued interest receivable	6,007	6,252
Deferred income tax asset	7,811	9,629
Other real estate	14,175	13,741
Other assets	8,082	8,572
Goodwill	4,805	4,805
Other intangible assets, net	310	508

Total assets	$1,504,973	$1,488,106

Liabilities and Shareholders’ Equity
Deposits	$1,339,267	$1,331,282
Securities sold under repurchase agreements	6,302	6,536
Accrued interest and other liabilities	7,524	5,955

Total liabilities	1,353,093	1,343,773

Shareholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,267,067 and 7,225,088 shares, respectively	14,534	14,450
Additional paid-in capital	45,321	43,790
Retained earnings	92,362	89,439

Net unrealized losses on available-for-sale securities, net of income taxes of $209 and $2,075, respectively	(337)	(3,346)

Total shareholders’ equity	151,880	144,333

Total liabilities and shareholders’ equity	$1,504,973	$1,488,106

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands
	Except per Share Amounts)
Interest income:
Interest and fees on loans	$16,585	$17,056	$32,824	$33,891
Interest and dividends on securities:
Taxable securities	1,385	2,385	2,846	4,577
Exempt from Federal income taxes	104	115	214	234
Interest on loans held for sale	51	50	105	80
Interest on Federal funds sold	27	23	42	41
Interest and dividends on restricted securities	29	40	65	62

Total interest income	18,181	19,669	36,096	38,885

Interest expense:
Interest on negotiable order of withdrawal accounts	556	697	1,107	1,327
Interest on money market and savings accounts	736	834	1,426	1,675
Interest on certificates of deposit	3,151	4,739	6,593	9,969
Interest on securities sold under repurchase agreements	13	17	27	40
Interest on Federal Home Loan Bank advances	—	1	—	1
Interest on Federal funds purchased	—	—	2	—

Total interest expense	4,456	6,288	9,155	13,012

Net interest income before provision for loan losses	13,725	13,381	26,941	25,873
Provision for loan losses	2,618	6,073	4,587	8,179

Net interest income after provision for loan losses	11,107	7,308	22,354	17,694

Non-interest income:
Service charges on deposit accounts	1,330	1,374	2,618	2,666
Other fees and commissions	1,811	1,562	3,451	2,935
Gain on sale of loans	418	402	718	721
Gain on sale of securities	—	211	—	261

Total non-interest income	3,559	3,549	6,787	6,583

Non-interest expense:
Salaries and employee benefits	5,649	3,814	10,981	8,865
Occupancy expenses, net	619	608	1,191	1,180
Furniture and equipment expense	281	359	528	725
Data processing expense	369	286	683	603
Directors’ fees	173	171	373	381
Other operating expenses	2,842	2,779	6,066	5,347
Loss on sale of other real estate	449	158	1,000	262
(Gain) loss on sale of other assets	1	(1)	6	8

Total non-interest expense	10,383	8,174	20,828	17,371

Earnings before income taxes	4,283	2,683	8,313	6,906
Income taxes	1,668	1,028	3,222	2,666

Net earnings	2,615	1,655	5,091	4,240

Weighted average number of shares outstanding-basic	7,268,537	7,185,208	7,263,342	7,178,453

Weighted average number of shares outstanding-diluted	7,276,085	7,193,199	7,270,286	7,185,482

Basic earnings per common share	$.36	$.23	$.70	$.59

Diluted earnings per common share	$.36	$.23	$.70	$.59

Dividends per share	$—	$—	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)

Net earnings	$2,615	$1,655	$5,091	$4,240

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $990, $149, $1,866 and $340, respectively	1,596	240	3,009	546

Reclassification adjustment for net gains included in net earnings, net of taxes of $0, $81, $0, and $100, respectively	—	(130)	—	(161)

Other comprehensive earnings	1,596	110	3,009	385

Comprehensive earnings	$4,211	$1,765	$8,100	$4,625

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2011	2010
	(In Thousands)
Cash flows from operating activities:
Interest received	$37,228	$40,779
Fees and commissions received	6,069	5,601
Proceeds from sale of loans held for sale	40,071	42,540
Origination of loans held for sale	(37,915)	(45,864)
Interest paid	(10,285)	(13,751)
Cash paid to suppliers and employees	(15,672)	(13,962)
Income taxes paid	(3,348)	(5,271)

Net cash provided by operating activities	16,148	10,072

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to- maturity securities	1,515	1,112
Proceeds from maturities, calls, and principal payments of available-for-sale securities	74,866	228,157
Purchase of held-to-maturity securities	(2,891)	(2,595)
Purchase of available-for-sale securities	(38,616)	(281,778)
Loans made to customers, net of repayments	(33,400)	4,061
Purchase of premises and equipment	(1,661)	(967)
Proceeds from sale of other real estate	2,785	1,540
Proceeds from sale of other assets	52	83

Net cash provided by (used in) investing activities	2,650	(50,387)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	1,186	59,669
Net increase (decrease) in time deposits	6,799	(1,604)
Decrease in securities sold under repurchase agreements	(234)	(870)
Net decrease in advances from Federal Home Loan Bank	—	(11)
Dividends paid	(2,168)	(2,144)
Proceeds from sale of common stock	1,626	1,529
Proceeds from exercise of stock options	71	67
Repurchase of common stock	(94)	(225)

Net cash provided by financing activities	7,186	56,411

Net increase in cash and cash equivalents	25,984	16,096

Cash and cash equivalents at beginning of period	38,282	31,512

Cash and cash equivalents at end of period	$64,266	$47,608

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2011 and 2010
Increase in Cash and Cash Equivalents
(Unaudited)

	2011	2010
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$5,091	$4,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,769	1,891
Provision for loan losses	4,587	8,179
Stock option compensation	12	10
Loss on sale of other real estate	1,000	262
Loss on sale of other assets	6	8
Security gains	—	(261)
Decrease (increase) in loans held for sale	1,438	(4,045)
Decrease in interest receivable	245	1,074
Increase in deferred tax assets	(48)	(278)
Decrease (increase) in other assets, net	315	(888)
Decrease in taxes payable	(78)	(2,327)
Increase in other liabilities	2,941	2,946
Decrease in interest payable	(1,130)	(739)

Total adjustments	11,057	5,832

Net cash provided by operating activities	$16,148	$10,072

Supplemental schedule of non-cash activities:

Unrealized gain in values of securities available-for-sale, net of taxes of $990 and $240, for the six months ended June 30, 2011 and 2010, respectively	$3,009	$385

Non-cash transfers from loans to other real estate	$8,191	$9,572

Non-cash transfers from other real estate to loans	$3,972	$404

Non-cash transfers from loans to other assets	$47	$94

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, and Smith Counties, Tennessee.
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
Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.
Loans are charged off when management believes that the full collectability of the loan is unlikely. As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.
Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which often is determined when the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status, is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis. A nonaccrual loan is returned to accruing status once the loan has been brought current and collection is reasonably assured or the loan has been “well-secured” through other techniques. Past due status is determined based on the contractual due date per the underlying loan agreement.

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2010 and at June 30, 2011, there were no loans classified as nonaccrual that were not also deemed to be impaired. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.
Allowance for Loan Losses —The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, loss experience of various loan segments, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.
In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. We incorporate relevant loan review results in the loan impairment determination. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.
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

Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at June 30, 2011 and December 31, 2010:

	(In Thousands)
	June 30,	December 31,
	2011	2010

Mortgage Loans on real estate
Residential 1-4 family	$351,294	351,237
Multifamily	9,251	8,711
Commercial	392,483	347,381
Construction and land developement	178,643	176,842
Farmland	35,991	38,369
Second mortgages	14,467	15,373
Equity lines of credit	36,283	36,861

Total mortgage loans on real estate	1,018,412	974,774

Commercial loans	48,088	57,249

Agricultural loans	2,819	3,017

Consumer installment loans
Personal	44,527	52,574
Credit cards	3,060	3,160

Total consumer installment loans	47,587	55,734

Other loans	6,005	5,841

	1,122,911	1,096,615

Net deferred loan fees	(1,844)	(1,347)

Total loans	1,121,067	1,095,268

Less: Allowance for loan losses	(23,429)	(22,177)

Net Loans	$1,097,638	$1,073,091

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter. The level of the allowance is based upon evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

Transactions in the allowance for loan losses for the quarter ended June 30, 2011 and 2010 are summarized as follows:

	In Thousands
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total

June 30, 2011

Allowance for loan losses:

Beginning balance	$5,140	46	7,285	5,558	988	276	767	1,163	67	887	22,177
Provision	1,063	5	1,076	1,787	450	44	(54)	443	(23)	(203)	4,588
Charge-offs	(810)	—	(1,195)	(961)	—	(75)	(87)	(250)	(1)	(241)	(3,620)
Recoveries	52	—	8	41	—	7	16	11	—	149	284

Ending balance	$5,445	51	7,174	6,425	1,438	252	642	1,367	43	592	23,429

Ending balance individually evaluated for impairment	$1,131	—	2,778	2,512	850	9	—	864	—	—	8,144

Ending balance collectively evaluated for impairment	$4,314	51	4,396	3,913	588	243	642	503	43	592	15,285

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$351,294	9,251	392,483	178,643	35,991	14,467	36,283	48,088	2,819	53,592	1,122,911

Ending balance individually evaluated for impairment	$11,204	414	19,759	20,193	4,782	766	—	864	—	—	57,982

Ending balance collectively evaluated for impairment	$340,090	8,837	372,724	158,450	31,209	13,701	36,283	47,224	2,819	53,592	1,064,929

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

June 2010

Allowance for loan losses:

Beginning balance	$4,268	25	4,499	3,412	151	521	788	1,625	38	1,320	16,647
Provision	2,224	20	1,407	1,780	2,072	115	599	(305)	(6)	273	8,179
Charge-offs	(585)	—	(10)	(763)	(700)	(164)	(621)	(177)	—	(443)	(3,463)
Recoveries	18	—	—	—	—	2	—	5	2	97	124

Ending balance	$5,925	45	5,896	4,429	1,523	474	766	1,148	34	1,247	21,487

Ending balance individually evaluated for impairment	$2,922	—	2,179	2,928	402	91	157	440	—	—	9,119

Ending balance collectively evaluated for impairment	$3,003	$45	$3,717	$1,501	$1,121	$383	$609	$708	$34	$1,247	12,368

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$359,997	8,734	325,262	182,874	43,024	16,386	37,045	58,397	3,241	65,041	1,100,001

Ending balance individually evaluated for impairment	$11,032	—	20,344	12,382	3,092	192	302	475	—	—	47,819

Ending balance collectively evaluated for impairment	$348,965	8,734	304,918	170,492	39,932	16,194	36,743	57,922	3,241	65,041	1,052,182

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

At June 30, 2011, the Company had certain impaired loans of $18,904,000 which were on non accruing interest status. At December 31, 2010, the Company had certain impaired loans of $22,161,000 which were on non accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2011 and December 31, 2010.

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

June 30, 2011

With no related allowance recorded:
Residential 1-4 family	$3,360	3,360	—	3,141	79
Multifamily	414	414	—	414	11
Commercial real estate	4,069	4,069	—	2,858	68
Construction	5,450	5,450	—	6,992	106
Farmland	1,571	1,571	—	2,109	14
Second mortgages	606	606	—	606	—
Equity lines of credit	—	—	—	101	—
Commercial	—	—	—	101	—
Agricultural	—	—	—	—	—

	$15,470	15,470	—	16,322	278

With allowance recorded:
Residential 1-4 family	$7,844	7,844	1,131	8,461	154
Multifamily	—	—	—	—	—
Commercial real estate	15,690	15,690	2,778	15,070	324
Construction	14,743	14,743	2,512	14,932	162
Farmland	3,211	3,211	850	2,629	37
Second mortgages	160	160	9	161	—
Equity lines of credit	—	—	—	435	—
Commercial	864	864	864	887	18
Agricultural	—	—	—	78	—

	$42,512	42,512	8,144	42,653	695

Total
Residential 1-4 family	11,204	11,204	1,131	11,602	233
Multifamily	414	414	—	414	11
Commercial real estate	19,759	19,759	2,778	17,928	392
Construction	20,193	20,193	2,512	21,924	268
Farmland	4,782	4,782	850	4,738	51
Second mortgages	766	766	9	767	—
Equity lines of credit	—	—	—	536	—
Commercial	864	864	864	988	18
Agricultural	—	—	—	78	—

	$57,982	57,982	8,144	58,975	973

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

December 31, 2010

With no related allowance recorded:
Residential 1-4 family	$3,811	3,811	—	5,876	472
Multifamily	406	406	—	464	26
Commercial real estate	3,760	4,260	—	4,780	136
Construction	10,522	10,844	—	6,950	256
Farmland	—	—	—	1,790	—
Second mortgages	706	706	—	644	1
Equity lines of credit	—	—	—	601	—
Commercial	204	204	—	689	11
Agricultural	—	—	—	39	—

	$19,409	20,231	—	21,833	902

With allowance recorded:
Residential 1-4 family	$7,818	7,890	1,275	9,890	351
Multifamily	—	—	—	—	—
Commercial real estate	18,686	18,686	3,816	15,027	347
Construction	8,546	8,914	1,782	8,426	392
Farmland	1,866	1,866	231	3,848	68
Second mortgages	164	164	15	337	—
Equity lines of credit	869	869	159	418	32
Commercial	910	910	670	569	25
Agricultural	155	155	25	39	10

	$39,014	39,454	7,973	38,554	1,225

Total
Residential 1-4 family	11,629	11,701	1,275	15,766	823
Multifamily	406	406	—	464	26
Commercial real estate	22,446	22,946	3,816	19,807	483
Construction	19,068	19,758	1,782	15,376	648
Farmland	1,866	1,866	231	5,638	68
Second mortgages	870	870	15	981	1

Equity lines of credit	869	869	159	1,019	32
Commercial	1,114	1,114	670	1,258	36
Agricultural	155	155	25	78	10

	$58,423	59,685	7,973	60,387	2,127

Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2011, there were $7.2 million of accruing restructured loans that remain in a performing status. At December 31, 2010, there were $8.8 million of accruing restructured loans.
Potential problem loans, which include nonperforming assets, amounted to approximately $66.1 million at June 30, 2011 compared to $63.2 million at December 31, 2010. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

The following table presents our loan balances by primary loan classification and the amount classified within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard and doubtful which are defined as follows:
•
Special Mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

•
Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Doubtful loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on nonaccrual status.

	In Thousands
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total

Credit Risk Profile by Internally Assigned Grade

June 30, 2011

Pass	$334,361	$8,755	$372,484	$158,187	$31,027	$13,001	$35,978	$47,131	$2,795	$53,064	1,056,783
Special mention	9,299	—	9,091	3,612	1,638	423	126	42	—	177	24,408
Substandard	7,634	496	10,908	16,844	3,326	1,043	179	915	24	351	41,720
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$351,294	9,251	392,483	178,643	35,991	14,467	36,283	48,088	2,819	53,592	1,122,911

December 31, 2010

Pass	$333,971	8,226	324,880	160,457	36,333	13,838	35,834	56,053	2,852	61,005	1,033,449
Special mention	9,567	—	5,873	726	340	588	276	50	155	166	17,741
Substandard	7,699	485	16,628	15,659	1,696	947	751	1,146	10	404	45,425
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$351,237	8,711	347,381	176,842	38,369	15,373	36,861	57,249	3,017	61,575	1,096,615

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal agencies	$2,001	$4	$—	$2,005
U.S. Government-sponsored enterprises (GSEs)*	127,277	168	887	126,558
Mortgage-backed:
GSE residential	114,550	580	472	114,658
Obligations of states and political
Subdivisions	1,522	61	—	$1,583

	$245,350	$813	$1,359	$244,804

		June 30, 2011
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$2,611	$70	$—	$2,681
Obligations of states and political
Subdivisions	12,127	434	15	12,546

	$14,738	$504	$15	$15,227

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	December 31, 2010
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies	$2,004	$8	$—	$2,012
U.S. Government-sponsored enterprises (GSEs)*	157,089	235	2,646	154,678
Mortgage-backed:
GSE residential	121,838	31	3,069	118,800
Obligations of states and political subdivisions	1,522	27	7	1,542

	$282,453	$301	$5,722	$277,032

	December 31, 2010
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$1,637	$19	$6	$1,650
Obligations of states and political subdivisions	11,759	369	88	12,040

	$13,396	$388	$94	$13,690

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

The amortized cost and estimated market value of debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$521	$527	$2,252	$2,259
Due after one year through five years	6,451	6,730	73,051	72,919
Due after five years through ten years	3,211	3,333	85,808	85,209
Due after ten years	4,555	4,637	84,239	84,417

	$14,738	$15,227	$245,350	$244,804

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
June 30, 2011	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	2,099	15	9	—	—	—	2,099	15

	$2,099	$15	9	$—	—	—	$2,099	$15

Available-for-Sale Securities:
Debt securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	103,340	887	36	—	—	—	103,340	887

Mortgage-backed:
GSE residential	55,944	450	15	3,693	22	2	59,637	472

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$159,284	$1,337	51	$3,693	$22	2	$162,977	$1,359

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2010	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$1,034	$6	1	$—	$—	—	$1,034	$6

Obligations of states and political subdivisions	3,278	88	14	—	—	—	3,278	88

	$4,312	$94	15	$—	$—	—	$4,312	$94

Available-for-Sale Securities:
Debt securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	102,458	2,646	36	—	—	—	102,458	2,646

Mortgage-backed:
GSE residential	113,512	3,069	34	—	—	—	113,512	3,069

Obligations of states and political subdivisions	345	7	1	—	—	—	345	7

	$216,315	$5,722	71	$—	$—	—	$216,315	$5,722

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.
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
The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)

Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$2,615	$1,655	$5,091	$4,240

Denominator — Weighted average number of common shares outstanding	7,268,537	7,185,208	7,263,342	7,178,453

Basic earnings per common share	$.36	$.23	$.70	$.59

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$2,615	$1,655	$5,091	$4,240

Denominator — Weighted average number of common shares outstanding	7,268,537	7,185,208	7,263,342	7,178,453
Dilutive effect of stock options	7,548	7,991	6,944	7,029

	7,276,085	7,193,199	7,270,286	7,185,482

Diluted earnings per common share	$.36	$.23	$.70	$.59

Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2011, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2011.
As of June 30, 2011, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the state of Tennessee for the years ended December 31, 2007 through 2010.

Note 6. Commitments and Contingent Liabilities
In the normal course of business, the Company has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.
Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from the Company under certain prescribed circumstances. Subsequently, the Company would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.
The Company follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.
The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, the Company’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.
A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2011 is as follows:

Commitments to extend credit	$175,564,000
Standby letters of credit	19,219,000
The Company originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans sold to the HUD/VA are underwritten by the Company while the majority of the loans sold to other investors are underwritten by the purchaser of the loans.
Each purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require the Company to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, The Company has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant and has resulted in insignificant losses to the Company.
Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2011 will not have a material impact on the Company’s financial statements.
Note 7. Fair Value Measurements
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
The following tables present the financial instruments carried at fair value as of June 30, 2011 and December 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements at June 30, 2011

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
(in Thousands)	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$244,804	$2,006	$242,798	$—
Cash surrender value of life insurance	1,584	—	—	1,584
Fair Value Measurements at December 31, 2010

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	December 31,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$277,032	$2,012	$275,020	$—
Cash surrender value of life insurance	1,554	—	—	1,554
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at June 30, 2011

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	June 30,	for Identical	Observable	Unobservable
(in Thousands)	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$49,838	$—	$—	$49,838
Other real estate	14,175	—	—	14,175
Repossesed assets	30	—	—	30
Fair Value Measurements at December 31, 2010

	Carrying	Quoted Prices in
	Value at	Active Markets	Significant Other	Significant
	December 31,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$50,450	$—	$—	$50,450
Other real estate	13,741	—	—	13,741
Repossesed assets	41	—	—	41

Changes in level 3 fair value measurements
The table below includes a roll forward of the balance sheet amounts for the six months ended June 30, 2011 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
Six months ended, June 30, 2011 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2011	$1,554	$—
Total realized gains included in income	30	—
Purchases, issuances and settlements, net	—	—
Transfers in and/or (out) of Level 3	—	—

Fair Value, June 30, 2011	$1,584	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2011	$—	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash, Due From Banks and Federal Funds Sold —The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.
Securities held to maturity and available for sale —Estimated fair values for securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.
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
The carrying value and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	In Thousands
	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term Investments	$64,266	64,266	$38,282	38,282
Securities available-for-sale	244,804	244,804	277,032	277,032
Securities, held to maturity	14,738	15,227	13,396	13,690
Loans, net of unearned Interest	1,121,067		1,095,268
Less: allowance for loan Losses	23,429		22,177

Loans, net of allowance	1,097,638	1,096,580	1,073,091	1,075,663

Loans held for sale	6,407	6,407	7,845	7,845
Restricted equity securities	3,012	3,012	3,012	3,012
Cash surrender value of life insurance	1,584	1,584	1,554	1,554
Other real estate	14,175	14,175	13,741	13,741

Financial liabilities:
Deposits	1,339,267	1,345,580	1,331,282	1,339,747
Securities sold under repurchase agreements	6,302	6,302	6,536	6,536

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and also includes, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (vii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (ix) inadequate allowance for loan losses, (x) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xi) results of regulatory examinations, and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
Results of Operations
Net earnings increased 20.1% to $5,091,000 for the six months ended June 30, 2011 from $4,240,000 in the first six months of 2010. Net earnings were $2,615,000 for the quarter ended June 30, 2011, an increase of $960,000, or 58.0%, from $1,655,000 for the three months ended June 30, 2010 and an increase of $139,000, or 5.6%, over the quarter ended March 31, 2011. The increase in net earnings during the six months ended June 30, 2011 as compared to the prior year period was primarily due to a 4.1% increase in net interest income and a 3.1% increase in non-interest income, offset in part by a 19.9% increase in non-interest expense. Net earnings for the six months ended June 30, 2011 compared to June 30, 2010 were positively impacted by a $3,592,000, or 43.9%, decrease in provision for loan losses over the prior year’s comparable period. See “Provision for Loan Losses” for further explanation. Net interest spread for the six months ended June 30, 2011 was 3.64% as compared to 3.38% for the first six months of 2010 and the net yield on earning assets was 3.83% for the quarter ended June 30, 2011 compared to 3.63% for the six months ended June 30, 2010. The increase in net interest spread for the six months ended June 30, 2011, is primarily the result of the Company’s ability to continue to reduce cost of funds, primarily deposit rates, while also growing its funding base.

The average balances, interest, and average rates for the six-month periods ended June 30, 2011 and June 30, 2010 are presented in the following table:

	June 30, 2011			June 30, 2010
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense

Loans, net of unearned interest	$1,100,888	5.96%	32,824	1,099,086	6.17%	33,891

Investment securities — taxable	259,049	2.20	2,846	278,185	3.29	4,577

Investment securities — tax exempt	12,908	3.32	214	12,947	3.61	234

Taxable equivalent adjustment	—	1.99	110	—	1.99	120

Total tax-exempt investment securities	12,908	5.02	324	12,947	5.48	354

Total investment securities	271,957	2.33	3,170	291,132	3.39	4,931

Loans held for sale	5,613	3.74	105	5,390	2.97	80

Federal funds sold	32,521	.26	42	32,827	.25	41

Restricted equity securities	3,012	4.32	65	3,012	4.12	62

Total earning assets	1,413,991	5.12%	36,206	1,431,447	5.45%	39,005

Cash and due from banks	23,779			22,665

Allowance for loan losses	(22,664)			(18,400)

Bank premises and equipment	32,332			30,599

Other assets	44,504			36,720

Total assets	$1,491,942			1,503,031

	June 30, 2011			June 30, 2010
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense
Deposits:
Negotiable order of withdrawal accounts	$238,851	0.93%	1,107	210,402	1.26%	1,327
Money market demand accounts	263,682	0.80	1,050	234,574	1.15	1,353
Individual retirement accounts	96,315	2.20	1,061	93,651	2.84	1.330
Other savings deposits	66,823	1.13	376	43,921	1.47	322
Certificates of deposit $100,000 and over	270,565	2.06	2,786	345,632	2.39	4,126
Certificates of deposit under $100,000	293,887	1.87	2,746	323,294	2.79	4,513

Total interest-bearing deposits	1,230,123	1.48	9,126	1,251,474	2.07	12,971

Securities sold under repurchase agreements	5,784	0.93	27	5,497	1.46	40
Federal funds purchased	414	0.97	2	—	—	—
Advances from Federal Home Loan Bank	—	—	—	6	—	1

Total interest-bearing liabilities	1,236,321	1.48	9,155	1,256,977	2.07	13,012

Demand deposits	104,410			101,278

Other liabilities	6,674			6,788

Stockholders’ equity	144,537			137,812

Total liabilities and stockholders’ equity	$1,491,942			$1,502,853

Net interest income			$27,051			$25,993

Net yield on earning assets (1)		3.83%			3.63%

Net interest spread (2)		3.64%			3.38%

(1)	Net interest income divided by average earning assets.

(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $2,789,000, or 7.2%, during the six months ended June 30, 2011 as compared to the same period in 2010. The decrease in total interest income was $1,488,000, or 7.6%, for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010. Interest income for the second quarter of 2011 increased $266,000, or 1.5%, over the first three months of 2011. The decrease in the first six months of 2011 was primarily attributable to the continuing impact of low interest rate policies initiated by the Federal Reserve Board and the negative impact of higher non-accrual loan balances offset in part by the increases in earning assets. The ratio of average earning assets to total average assets was 94.8% and 95.2% for the six months ended June 30, 2011 and June 30, 2010, respectively.
Interest expense decreased $3,857,000, or 29.6%, for the six months ended June 30, 2011 as compared to the same period in 2010. The decrease was $1,832,000, or 29.1%, for the three months ended June 30, 2011 as compared to the same period in 2010. Interest expense decreased $243,000, or 5.2%, for the quarter ended June 30, 2011 over the first three months of 2011. The decrease for the quarter ended June 30, 2011 and for the six months ended June 30, 2011 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificate of deposits to transaction and money market accounts.
The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,068,000, or 4.1%, for the first six months of 2011 as compared to the same period in 2010. The increase was $344,000, or 2.6%, for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. When compared to the first quarter of 2011, the Company experienced an increase of $509,000, or 3.9% in net interest income.

Provision for Loan Losses
The provision for loan losses was $4,587,000 and $8,179,000 for the first six months of 2011 and 2010, respectively. The provision for loan losses during the three month periods ended June 30, 2011 and 2010 was $2,618,000 and $6,073,000, respectively. The decrease in the provision in the second quarter of 2011 and first six months of 2011 was primarily related to management’s quarterly assessment of the adequacy of the allowance for loan losses. The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $23,429,000, an increase of 5.7% from $22,177,000 at December 31, 2010 and an increase of $1,381,000, or 6.3%, from March 31, 2011. The allowance for loan losses was 2.09%, 2.01%, and 2.02% of total loans at June 30, 2011, March 31, 2011, and December 31, 2010, respectively.
Management believes the allowance for loan losses at June 30, 2011 to be adequate, but if economic conditions continue to deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2011 increased 3.1% to $6,787,000 from $6,583,000 for the same period in 2010. Total non-interest income increased $10,000, or 0.3%, during the quarter ended June 30, 2011 compared to the second quarter in 2010 and there was an increase of $331,000, or 10.3%, over the first three months of 2011. Gain on sale of loans decreased $3,000, or 0.4%, during the six months ended June 30, 2011 compared to the same periods in 2010. Gain on sale of loans increased $16,000, or 4.0%, during the quarter ended June 30, 2011 compared to the same quarter in 2010. The Company’s non-interest income in 2011 was reduced from the first six months of 2010 in part due to gains recognized on sale of investments from portfolio restructuring in the 2010 period. Service charges on deposit accounts decreased $48,000, or 1.8%, during the six months ended June 30, 2011 compared to the same period in 2010 and decreased $44,000, or 3.2%, during the quarter ended June 30, 2011 compared to the second quarter of 2010 as a result of consumers continuing to slow their spending due to the current economic environment. Other fees and commissions increased $516,000, or 17.6%, during the six months ended June 30, 2011 compared to the same period in 2010. The increase was $249,000, or 15.9%, during the quarter ended June 30, 2011 compared to the second quarter of 2010 and there was an increase of $171,000, or 10.4%, over the first three months of 2011. Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees.
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other assets, loss on sale of real estate and other operating expenses. Total non-interest expense increased $3,457,000, or 19.9%, during the first six months of 2011 compared to the same period in 2010. The increase for the quarter ended June 30, 2011 was $2,209,000, or 27.0%, as compared to the comparable quarter in 2010. The Company experienced a decrease of $62,000, or 0.6%, in non-interest expenses in the second quarter of 2011 as compared to the first three months of 2011. The increase in non-interest expenses when compared to the comparable period in 2010 is primarily attributable to an increase in employee salaries and benefits as the Company has expanded with the opening of two new offices during the first six months of 2011. Other operating expenses for the six months ended June 30, 2011 increased to $6,066,000 from $5,347,000 for the comparable period in 2010. Other operating expenses increased $63,000, or 2.3%, during the quarter ended June 30, 2011 as compared to the same period in 2010. The increase in other operating expenses for the six months ended June 30, 2011 is primarily attributable to an increase in other real estate owned caused by an increase in costs associated with the disposal and maintenance of other real estate.

Income Taxes
The Company’s income tax expense was $3,222,000 for the six months ended June 30, 2011, an increase of $556,000 over the comparable period in 2010. Income tax expense was $1,668,000 for the quarter ended June 30, 2011, an increase of $640,000 over the same period in 2010. The percentage of income tax expense to net income before taxes was 38.8% for the six months ended June 30, 2011 and 38.6% for the six months ended June 30 2010, respectively, and 39.0% and 38.3% for the quarters ended June 30, 2011 and 2010, respectively. The percentage of income tax expense to net income before taxes was 38.6% for the first three months of 2011.
Financial Condition
Balance Sheet Summary
The Company’s total assets increased 1.1% to $1,504,973,000 during the six months ended June 30, 2011 from $1,488,106,000 at December 31, 2010. Total assets increased $5,232,000 during the three-month period ended June 30, 2011 and increased $11,635,000, or 0.8%, during the three-month period ended March 31, 2011. Loans, net of allowance for loan losses, totaled $1,097,638,000 at June 30, 2011, a 2.3% increase compared to $1,073,091,000 at December 31, 2010. Loans increased $21,943,000, or 2.0%, during the three months ended June 30, 2011. Securities decreased $30,886,000, or 10.6%, to $259,542,000 at June 30, 2011 from $290,428,000 at December 31, 2010. Securities decreased $6,989,000, or 2.6%, during the three months ended June 30, 2011. Federal funds sold increased to $26,730,000 at June 30, 2011 from $3,225,000 at December 31, 2010, resulting from a growth in deposits that exceeded loan growth and a reduction in securities.
Total liabilities increased by 0.7% to $1,353,093,000 at June 30, 2011 compared to $1,343,773,000 at December 31, 2010. For the quarter ended June 30, 2011 total liabilities increased $1,084,000, or 0.1%. The increase in total liabilities for the six months ended June 30, 2011, was comprised primarily of a $7,985,000, or 0.6%, increase in total deposits, offset by a decrease of $234,000, or 3.6%, in securities sold under repurchase agreements during the six months ended June 30, 2011.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2011 and December 31, 2010.
Loans on Nonaccrual Status

	In Thousands
	2011	2010

Residential 1-4 family	$3,159	3,611
Multifamily	—	—
Commercial real estate	332	7,465
Construction	11,765	7,850
Farmland	2,723	1,308
Second mortgages	686	770
Equity lines of credit	—	667
Commercial	239	490
Installment and other	—	—

Total	$18,904	$22,161

	In Thousands
							Recorded
							Investment
	30-59	60-89	Greater				Greater Than
	Days	Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing

June 30, 2011

Residential 1-4 family	$4,052	1,542	4,789	10,383	340,911	351,294	1,630
Multifamily	—	—	—	—	9,251	9,251	—
Commercial real estate	423	462	5,135	6,020	386,463	392,483	4,803
Construction	205	3,841	14,497	18,543	160,100	178,643	2,733
Farmland	183	—	2,925	3,108	32,883	35,991	202
Second mortgages	320	131	695	1,146	13,321	14,467	9
Equity lines of credit	25	—	37	62	36,221	36,283	37
Commercial	139	100	527	766	47,322	48,088	288
Agricultural, installment and other	418	119	130	667	55,744	56,411	130

Total	$5,765	6,195	28,735	40,695	1,082,216	1,122,911	9,832

December 31, 2010

Residential 1-4 family	$5,714	1,080	5,141	11,935	339,302	351,237	1,530
Multifamily	53	—	79	132	8,579	8,711	79
Commercial real estate	558	200	7,673	8,431	338,950	347,381	208
Construction	1,830	160	8,028	10,018	166,824	176,842	178
Farmland	1,572	188	1,651	3,411	34,958	38,369	343
Second mortgages	215	48	890	1,153	14,220	15,373	120
Equity lines of credit	73	—	667	740	36,121	36,861	—
Commercial	330	2	492	824	56,425	57,249	2
Agricultural, installment and other	872	159	108	1,139	63,453	64,592	108

Total	$11,217	1,837	24,729	37,783	1,058,832	1,096,615	2,568

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
Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2011 totaled $28,735,000, an increase from $24,729,000 at December 31, 2010. The increase in non-performing loans during the six months ended June 30,2011 of $4,006,000 is due primarily to an increase in non-performing construction real estate mortgage loans of $6,469,000, an increase in non-performing commercial loans of $35,000, an increase in non-performing consumer loans of $22,000, off-set in part by a decrease in non-performing real estate mortgage loans of $2,520,000. The increase in non-performing loans relates primarily to an increase in commercial real estate loans and construction loans that are 90 days past due and still accruing. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.
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
The decrease in impaired loans in the six months ended June 30, 2011 was primarily due to foreclosure and subsequent sale of one large commercial real estate loan. The Company’s market areas continue to experience a weakened residential and commercial real estate market. Home builders and developers continue to experience stress during the current challenging economic environment due to a combination of reduced demand for residential real estate and the resulting price and collateral value declines. Housing starts in the Company’s market areas are at very low levels. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that a loss will be incurred. Net charge-offs for the six months ended June 30, 2011 were $3,336,000 as compared to $3,339,000 for the six months ended June 30, 2010.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $106,265,000 ($106,225,000 related to real property and $40,000 related to various other types of loans). The internally classified loans have increased $2,962,000, or 4.7%, from $63,166,000 at December 31, 2010. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at June 30, 2011 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans, that are internally classified totaled $39,656,000 and $36,698,000 at June 30, 2011 and December 31, 2010, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas are at very low levels. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operation. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.
Liquidity and Asset Management
The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers, and fund attractive investment opportunities. Higher levels of liquidity bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities.
Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At June 30, 2011, the Company’s liquid assets totaled $215,655,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
The Company’s primary source of liquidity is a stable core deposit base. In addition to loan payments, investment security maturities and short-term borrowings provide a secondary source of liquidity.
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

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2011, loans totaling approximately $309.9 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $208.2 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Capital Position and Dividends
At June 30, 2011, total stockholders’ equity was $151,880,000, or 10.1% of total assets, which compares with $144,333,000, or 9.7% of total assets, at December 31, 2010. The dollar increase in stockholders’ equity during the six months ended June 30, 2011 results from the Company’s net income of $5,091,000, proceeds from the issuance of common stock related to exercise of stock options of $71,000, the net effect of a $4,875,000 unrealized gain on investment securities net of applicable income taxes of $1,866,000, cash dividends declared of $2,168,000 of which $1,626,000 was reinvested under the Company’s dividend reinvestment plan, $94,000 relating to the repurchase of 2,336 shares of common stock by the Company, and $12,000 related to stock option compensation.
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
As of June 30, 2011 and December 31, 2010, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2011 and December 31, 2010, are also presented in the tables:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

June 30, 2011:
Total capital to risk weighted assets:
Consolidated	$161,885	13.8%	$93,846	8.0%	N/A	N/A
Wilson Bank	159,328	13.6	93,722	8.0	$117,153	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	147,102	12.5	47,073	4.0	N/A	N/A
Wilson Bank	144,555	12.3	47,010	4.0	70,515	6.0

Tier 1 capital to average assets:
Consolidated	147,102	9.9	59,435	4.0	N/A	N/A
Wilson Bank	144,555	9.7	59,610	4.0	74,513	5.0

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

December 31, 2010:
Total capital to risk weighted assets:
Consolidated	$157,373	13.2%	$95,378	8.0%	N/A	N/A
Wilson Bank	154,156	12.9	95,601	8.0	$119,501	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	142,366	11.9	47,854	4.0	N/A	N/A
Wilson Bank	139,132	11.7	47,566	4.0	71,350	6.0

Tier 1 capital to average assets:
Consolidated	142,366	9.6	59,319	4.0	N/A	N/A
Wilson Bank	139,132	9.3	59,842	4.0	74,802	5.0
Impact of Inflation
Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
There have been no material changes in reported market risks during the six months ended June 30, 2011.

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
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None

Item 1A.	RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 other than as set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	Not applicable.

(c)	The table below sets forth the number of shares repurchased by the registrant during the second quarter of 2011 and the average prices at which these shares were repurchased.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Average Price	as Part of Publicly	Yet Be Purchased
	Total Shares	Paid per	Announced Plans	under the Plans
	Purchased	Share	or Programs	or Programs

April 1 – April 30, 2011	—	—	—	—
May 1 – May 31, 2011	—	—	—	—
June 1 – June 30, 2011	2,336	$40.25	—	—

Item 3.	DEFAULTS UPON SENIOR SECURITIES
(a)	None
(b)	Not applicable

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)
DATE: August 8, 2011	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 8, 2011	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer