Form 10-Q
period 2011-09-30
WILSON BANK HOLDING CO
filed 2011-11-08
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-20402
WILSON BANK HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Tennessee	62-1497076
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

623 West Main Street, Lebanon, TN	37087
(Address of principal executive offices)	(Zip Code)
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
Common stock outstanding: 7,302,646 shares at November 8, 2011

Part I. Financial Information

Item 1.	Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Unaudited)

	September 30,	December 31,
	2011	2010
	(Dollars in Thousands
	Except Per Share Amounts)
Assets
Loans	$1,116,951	$1,095,268
Less: Allowance for loan losses	(24,876)	(22,177)

Net loans	1,092,075	1,073,091

Securities:
Held to maturity, at cost (market value $15,435 and $13,690, respectively)	14,605	13,396
Available-for-sale, at market (amortized cost $277,738 and $282,453, respectively)	279,362	277,032

Total securities	293,967	290,428

Loans held for sale	10,900	7,845
Restricted equity securities	3,012	3,012
Federal funds sold	25,462	3,225

Total earning assets	1,425,416	1,377,601

Cash and due from banks	50,088	35,057
Bank premises and equipment, net	33,226	31,941
Accrued interest receivable	5,909	6,252
Deferred income taxes	7,004	9,629
Other real estate	19,551	13,741
Other assets	9,544	8,572
Goodwill	4,805	4,805
Other intangible assets, net	211	508

Total assets	$1,555,754	$1,488,106

Liabilities and Stockholders’ Equity
Deposits	$1,385,054	$1,331,282
Securities sold under repurchase agreements	6,872	6,536
Accrued interest and other liabilities	8,677	5,955

Total liabilities	1,400,603	1,343,773

Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, 7,302,512 and 7,225,088 shares issued at September 30, 2011 and December 31, 2010, respectively	14,605	14,450
Additional paid-in capital	46,699	43,790
Retained earnings	92,845	89,439
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $622 and $2,075, respectively	1,002	(3,346)

Total stockholders’ equity	155,151	144,333

Total liabilities and stockholders’ equity	$1,555,754	$1,488,106

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,701	$16,871	$49,525	$50,762
Interest and dividends on securities:
Taxable securities	1,372	1,801	4,218	6,378
Exempt from Federal income taxes	104	111	318	345
Interest on loans held for sale	58	73	163	153
Interest on Federal funds sold	27	23	69	64
Interest and dividends on restricted securities	33	40	98	102

Total interest income	18,295	18,919	54,391	57,804

Interest expense:
Interest on negotiable order of withdrawal accounts	545	659	1,652	1,986
Interest on money market and savings accounts	768	836	2,194	2,511
Interest on certificates of deposit	3,090	4,331	9,683	14,300
Interest on securities sold under repurchase agreements	12	16	39	56
Interest on Federal Home Loan Bank advances	—	—	—	1
Interest on Federal funds purchased	—	—	2	—

Total interest expense	4,415	5,842	13,570	18,854

Net interest income before provision for loan losses	13,880	13,077	40,821	38,950
Provision for loan losses	2,462	1,989	7,049	10,168

Net interest income after provision for loan losses	11,418	11,088	33,772	28,782

Non-interest income:
Service charges on deposit accounts	1,402	1,386	4,020	4,052
Other fees and commissions	1,755	1,614	5,206	4,549
Gain on sale of loans	555	780	1,273	1,501
Gain on sale of securities	192	—	192	261

Total non-interest income	3,904	3,780	10,691	10,363

Non-interest expense:
Salaries and employee benefits	5,617	5,159	16,598	14,024
Occupancy expenses, net	668	608	1,859	1,788
Furniture and equipment expense	292	309	820	1,034
Data processing expense	370	327	1,053	930
Directors’ fees	173	168	546	549
Advertising	239	172	713	580
FDIC insurance expense	328	577	1,424	1,663
Other operating expenses	2,117	2,076	6,613	5,929
Loss on sale of other real estate	1,141	339	2,141	601
Loss on sale of other assets	12	11	18	19

Total non-interest expense	10,957	9,746	31,785	27,117

Earnings before income taxes	4,365	5,122	12,678	12,028
Income taxes	1,702	2,022	4,924	4,688

Net earnings	$2,663	$3,100	$7,754	$7,340

Weighted average number of shares outstanding-basic	7,293,292	7,212,205	7,273,447	7,189,827

Weighted average number of shares outstanding-diluted	7,301,591	7,220,713	7,280,876	7,197,416

Basic earnings per common share	$.37	$.43	$1.07	$1.02

Diluted earnings per common share	$.36	$.43	$1.06	$1.02

Dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)

Net earnings	$2,663	$3,100	$7,754	$7,340

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of income taxes of $905, $419, $2,771, and $759, respectively	1,457	677	4,466	1,223
Reclassification adjustment for net gains included in net earnings, net of taxes of $74, $0, $74, and $100, Respectively	(118)	—	(118)	(161)

Other comprehensive earnings	1,339	677	4,348	1,062

Comprehensive earnings	$4,002	$3,777	$12,102	$8,402

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2011	2010
	(In Thousands)
Cash flows from operating activities:
Interest received	$55,062	$59,069
Fees and commissions received	9,226	8,601
Proceeds from sale of loans	67,974	86,718
Origination of loans held for sale	(69,756)	(93,773)
Interest paid	(14,554)	(19,939)
Cash paid to suppliers and employees	(24,207)	(21,416)
Income taxes paid	(5,211)	(7,970)

Net cash provided by operating activities	18,534	11,290

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity Securities	2,082	1,762
Proceeds from maturities, calls, and principal payments of available-for-sale Securities	184,585	367,352
Purchase of held-to-maturity securities	(3,348)	(2,595)
Purchase of available-for-sale securities	(181,043)	(390,683)
Loans made to customers, net of repayments	(41,831)	(2,768)
Purchase of premises and equipment	(2,358)	(2,225)
Proceeds from sale of other real estate	7,776	3,193
Proceeds from sale of other assets	65	114

Net cash used in investing activities	(34,072)	(25,850)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	70,130	83,375
Net decrease in time deposits	(16,358)	(49,601)
Net increase (decrease) in securities sold under repurchase agreements	336	(271)
Repayment of advances from Federal Home Loan Bank	—	(13)
Dividends paid	(4,348)	(4,300)
Proceeds from sale of common stock	3,218	3,052
Proceeds from exercise of stock options	77	76
Repurchase of common stock	(249)	(225)

Net cash provided by financing activities	52,806	32,093

Net increase in cash and cash equivalents	37,268	17,533

Cash and cash equivalents at beginning of period	38,282	31,512

Cash and cash equivalents at end of period	$75,550	$49,045

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2011 and 2010
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2011	2010
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$7,754	$7,340
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,793	1,909
Provision for loan losses	7,049	10,168
Loss on sale of other real estate	2,141	601
Loss on sale of other assets	18	19
Security gains	(192)	(261)
Stock based compensation	18	15
Decrease in taxes payable	(1,309)	(2,978)
Increase in loans held for sale	(3,055)	(8,556)
Decrease (increase) in deferred tax assets	1,022	(304)
Increase in other assets, net	(1,148)	(1,043)
Decrease (increase) in interest receivable	(752)	907
Increase in other liabilities	5,179	4,558
Decrease in interest payable	(984)	(1,085)

Total adjustments	$10,780	$3,950

Net cash provided by operating activities	$18,534	$11,290

Supplemental schedule of non-cash activities:

Unrealized gain in values of securities available-for-sale, net of taxes of $2,698,000 and $659,000 for the nine months ended September 30, 2011 and 2010, respectively	$4,348	$1,062

Non-cash transfers from loans to other real estate	$15,727	$11,940

Non-cash transfers from other real estate to loans	$7,946	$404

Non-cash transfers from loans to other assets	$71	$119

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2010 and at September 30, 2011, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.
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
Recently Adopted Accounting Pronouncements
In April 2011, FASB issued ASU No. 2011-02 A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU were effective for the quarter ended September 30, 2011 and have been applied retrospectively to the beginning of the current year.

As a result of applying these amendments, the Company identified no additional loans that were considered to be restructured.
Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at September 30, 2011 and December 31, 2010:

	(In Thousands)
	September 30,	December 31,
	2011	2010

Mortgage Loans on real estate
Residential 1-4 family	$348,287	$351,237
Multifamily	7,314	8,711
Commercial	410,230	347,381
Construction and land developement	166,485	176,842
Farmland	35,053	38,369
Second mortgages	14,836	15,373
Equity lines of credit	37,424	36,861

Total mortgage loans on real estate	1,019,629	974,774

Commercial loans	45,080	57,249

Agricultural loans	2,925	3,017

Consumer installment loans
Personal	41,798	52,574
Credit cards	3,024	3,160

Total consumer installment loans	44,822	55,734

Other loans	6,487	5,841

	1,118,943	1,096,615

Net deferred loan fees	(1,992)	(1,347)

Total loans	1,116,951	1,095,268

Less: Allowance for loan losses	(24,876)	(22,177)

Net Loans	$1,092,075	$1,073,091

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

Transactions in the allowance for loan losses for the quarter ended September 30, 2011 and 2010 are summarized as follows:

	In Thousands
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total

September 30, 2011

Allowance for loan losses:

Beginning balance	$5,140	46	7,285	5,558	988	276	767	1,163	67	887	22,177
Provision	1,594	(6)	1,829	2,246	852	272	54	459	(30)	(221)	7,049
Charge-offs	(1,247)	—	(1,257)	(1,146)	(76)	(245)	(148)	(250)	(1)	(340)	(4,710)
Recoveries	62	—	12	60	—	7	16	16	—	187	360

Ending balance	$5,549	40	7,869	6,718	1,764	310	689	1,388	36	513	24,876

Ending balance individually evaluated for impairment	$1,057	—	3,403	2,421	1,184	9	—	994	—	—	9,068

Ending balance collectively evaluated for impairment	$4,492	40	4,466	4,297	580	301	689	394	36	513	15,808

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$348,287	7,314	410,230	166,485	35,053	14,836	37,424	45,080	2,925	51,309	1,118,943

Ending balance individually evaluated for impairment	$13,345	413	21,608	17,826	4,448	765	170	1,089	—	—	59,664

Ending balance collectively evaluated for impairment	$334,942	$6,901	$388,622	$148,659	$30,605	$14,071	$37,254	$43,991	$2,925	$51,309	1,059,279

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total
September 30, 2010

Allowance for loan losses:

Beginning balance	$4,268	25	4,499	3,412	151	521	788	1,625	38	1,320	16,647
Provision	2,500	442	2,354	2,324	1,847	159	629	(323)	(9)	245	10,168
Charge-offs	(1,400)	—	(10)	(2,242)	(700)	(179)	(663)	(202)	—	(605)	(6,001)
Recoveries	28	—	—	—	—	4	—	10	2	152	196

Ending balance	$5,396	467	6,843	3,494	1,298	505	754	1,110	31	1,112	21,010

Ending balance individually evaluated for impairment	$2,051	—	3,431	1,448	402	91	112	440	—	—	7,975

Ending balance collectively evaluated for impairment	$3,345	$467	$3,412	$2,046	$896	$414	$642	$670	$31	$1,112	13,035

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$353,740	8,748	341,321	182,127	42,453	16,795	37,333	54,380	3,105	61,928	1,101,930

Ending balance individually evaluated for impairment	$16,231	484	20,996	20,669	4,663	1,355	944	1,171	155	—	66,668

Ending balance collectively evaluated for impairment	$337,509	8,264	320,325	161,458	37,790	15,440	36,389	53,209	2,950	61,928	1,035,262

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

At September 30, 2011, the Company had certain impaired loans of $16,584,000 which were on non accruing interest status. At December 31, 2010, the Company had certain impaired loans of $22,161,000 which were on non accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at September 30, 2011 and December 31, 2010.

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

September 30, 2011

With no related allowance recorded:
Residential 1-4 family	$6,134	6,134	—	4,139	488
Multifamily	413	413	—	414	17
Commercial real estate	5,416	5,416	—	3,711	122
Construction	6,904	6,904	—	6,963	221
Farmland	1,245	1,245	—	1,821	78
Second mortgages	606	606	—	606	—
Equity lines of credit	170	170	—	124	6
Commercial	—	—	—	67	—
Agricultural	—	—	—	—	—

	$20,888	20,888	—	17,845	732

With allowance recorded:
Residential 1-4 family	$7,211	7,211	1,057	8,044	204
Multifamily	—	—	—	—	—
Commercial real estate	16,192	16,192	3,403	15,444	526
Construction	10,922	10,922	2,421	13,595	299
Farmland	3,203	3,203	1,184	2,820	36
Second mortgages	159	159	9	160	—
Equity lines of credit	—	—	—	—	—
Commercial	1,089	1,089	994	954	26
Agricultural	—	—	—	—	—

	$38,776	38,776	9,068	41,017	1,091

Total
Residential 1-4 family	13,345	13,345	1,057	12,183	492
Multifamily	413	413	—	414	17
Commercial real estate	21,608	21,608	3,403	19,155	648
Construction	17,826	17,826	2,421	20,558	520
Farmland	4,448	4,448	1,184	4,641	114
Second mortgages	765	765	9	766	—
Equity lines of credit	170	170	—	124	6
Commercial	1,089	1,089	994	1,021	26
Agricultural	—	—	—	—	—

	$59,664	59,664	9,068	58,862	1,823

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

December 31, 2010

With no related allowance recorded:
Residential 1-4 family	$3,811	3,811	—	5,876	472
Multifamily	406	406	—	464	26
Commercial real estate	3,760	4,260	—	4,780	136
Construction	10,522	10,844	—	6,950	256
Farmland	—	—	—	1,790	—
Second mortgages	706	706	—	644	1
Equity lines of credit	—	—	—	601	—
Commercial	204	204	—	689	11
Agricultural	—	—	—	39	—

	$19,409	20,231	—	21,833	902

With allowance recorded:
Residential 1-4 family	$7,818	7,890	1,275	9,890	351
Multifamily	—	—	—	—	—
Commercial real estate	18,686	18,686	3,816	15,027	347
Construction	8,546	8,914	1,782	8,426	392
Farmland	1,866	1,866	231	3,848	68
Second mortgages	164	164	15	337	—
Equity lines of credit	869	869	159	418	32
Commercial	910	910	670	569	25
Agricultural	155	155	25	39	10

	$39,014	39,454	7,973	38,554	1,225

Total
Residential 1-4 family	11,629	11,701	1,275	15,766	823
Multifamily	406	406	—	464	26
Commercial real estate	22,446	22,946	3,816	19,807	483
Construction	19,068	19,758	1,782	15,376	648
Farmland	1,866	1,866	231	5,638	68
Second mortgages	870	870	15	981	1

Equity lines of credit	869	869	159	1,019	32
Commercial	1,114	1,114	670	1,258	36
Agricultural	155	155	25	78	10

	$58,423	59,685	7,973	60,387	2,127

Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2011, there were $3.9 million of accruing restructured loans that remain in a performing status. At December 31, 2010, there were $8.8 million of accruing restructured loans.

Potential problem loans, which include nonperforming assets, amounted to approximately $68.1 million at September 30, 2011 compared to $63.2 million at December 31, 2010. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.
The following table presents our loan balances by primary loan classification and the amount classified within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard and doubtful which are defined as follows:
•	Special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

•	Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•	Doubtful loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be impaired and places the loan on nonaccrual status.
Credit Quality Indicators

	In Thousands
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total

Credit Risk Profile by Internally Assigned Grade

September 30, 2011

Pass	$329,211	$6,818	$388,199	$148,228	$30,424	$13,423	$36,986	$43,844	$2,901	$50,824	1,050,858
Special mention	9,409	—	6,847	652	77	370	316	40	—	185	17,896
Substandard	9,667	496	15,184	17,605	4,552	1,043	122	1,196	24	300	50,189
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$348,287	7,314	410,230	166,485	35,053	14,836	37,424	45,080	2,925	51,309	1,118,943

December 31, 2010

Pass	$333,971	8,226	324,880	160,457	36,333	13,838	35,834	56,053	2,852	61,005	1,033,449
Special mention	9,567	—	5,873	726	340	588	276	50	155	166	17,741
Substandard	7,699	485	16,628	15,659	1,696	947	751	1,146	10	404	45,425
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$351,237	8,711	347,381	176,842	38,369	15,373	36,861	57,249	3,017	61,575	1,096,615

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government-sponsored enterprises (GSEs)*	$101,922	$410	$102	$102,230
Mortgage-backed:
GSE residential	174,295	1,385	208	175,472
Obligations of states and political subdivisions	1,521	139	—	$1,660

	$277,738	$1,934	$310	$279,362

	September 30, 2011
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$2,450	$114	$—	$2,564
Obligations of states and political subdivisions	12,155	716	—	12,871

	$14,605	$830	$—	$15,435

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	December 31, 2010
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal Agencies	$2,004	$8	$—	$2,012
U.S. Government-sponsored enterprises (GSEs)*	157,089	235	2,646	154,678
Mortgage-backed:
GSE residential	121,838	31	3,069	118,800
Obligations of states and political subdivisions	1,522	27	7	1,542

	$282,453	$301	$5,722	$277,032

	December 31, 2010
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$1,637	$19	$6	$1,650
Obligations of states and political subdivisions	11,759	369	88	12,040

	$13,396	$388	$94	$13,690

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

The amortized cost and estimated market value of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$635	$644	$92	$93
Due after one year through five years	5,913	6,247	65,341	65,464
Due after five years through ten years	3,663	3,899	126,850	127,358
Due after ten years	4,394	4,645	85,455	86,447

	$14,605	$15,435	$277,738	$279,362

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
September 30, 2011	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$—	$—	—	$—	—	—	$—	$—

Available-for-Sale Securities:
Debt securities:

GSEs	$28,386	$102	9	$—	$—	—	$28,386	$102

Mortgage-backed:
GSE residential	55,267	208	10	—	—	—	55,267	208

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$83,653	$310	19	$—	$—	—	$83,653	$310

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2010	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$1,034	$6	1	$—	$—	—	$1,034	$6

Obligations of states and political subdivisions	3,278	88	14	—	—	—	3,278	88

	$4,312	$94	15	$—	$—	—	$4,312	$94

Available-for-Sale Securities:
Debt securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	102,458	2,646	36	—	—	—	102,458	2,646

Mortgage-backed:
GSE residential	113,512	3,069	34	—	—	—	113,512	3,069

Obligations of states and political subdivisions	345	7	1	—	—	—	345	7

	$216,315	$5,722	71	$—	$—	—	$216,315	$5,722

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)

Basic EPS Computation:
Numerator — Earnings available to common Stockholders	$2,663	$3,100	$7,754	$7,340

Denominator — Weighted average number of common shares outstanding	7,293,292	7,212,205	7,273,447	7,189,827

Basic earnings per common share	$.37	$.43	$1.07	$1.02

Diluted EPS Computation:
Numerator — Earnings available to common Stockholders	$2,663	$3,100	$7,754	$7,340

Denominator — Weighted average number of common shares outstanding	7,293,292	7,212,205	7,273,447	7,189,827
Dilutive effect of stock options	8,299	8,508	7,429	7,589

	7,301,591	7,220,713	7,280,876	7,197,416

Diluted earnings per common share	$.36	$.43	$1.06	$1.02

Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2011, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2011.
As of September 30, 2011, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the IRS and the state of Tennessee for the years ended December 31, 2007 through 2010.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2011 is as follows:

Commitments to extend credit	$158,616,000
Standby letters of credit	16,736,000
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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2011 will not have a material impact on the Company’s financial statements.

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
The following tables present the financial instruments carried at fair value as of September 30, 2011 and December 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands)
Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements at September 30, 2011

		Quoted Prices in
	Carrying Value at	Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable
(in Thousands)	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$279,362	$—	$279,362	$—
Cash surrender value of life insurance	1,600	—	—	1,600
Fair Value Measurements at December 31, 2010

		Quoted Prices in
	Carrying Value at	Active Markets	Significant Other	Significant
	December 31,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$277,032	$2,012	$275,020	$—
Cash surrender value of life insurance	1,554	—	—	1,554

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements at September 30, 2011

		Quoted Prices in
	Carrying Value at	Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(in Thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$50,596	$—	$—	$50,596
Other real estate	19,551	—	—	19,551
Repossesed assets	31	—	—	31
Fair Value Measurements at December 31, 2010

		Quoted Prices in
	Carrying Value at	Active Markets	Significant Other	Significant
	December 31,	for Identical	Observable	Unobservable
(in Thousands)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Impaired loans	$50,450	$—	$—	$50,450
Other real estate	13,741	—	—	13,741
Repossesed assets	41	—	—	41
Changes in Level 3 fair value measurements
The table below includes a roll forward of the balance sheet amounts for the nine months ended September 30, 2011 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Nine months ended, September 30, 2011 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2011	$1,554	$—
Total realized gains included in income	46	—
Purchases, issuances and settlements, net	—	—
Transfers in and/or (out) of Level 3	—	—

Fair Value, September 30, 2011	$1,600	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2011	$—	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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

The carrying value and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	In Thousands
	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term Investments	$75,550	75,550	$38,282	38,282
Securities available-for-sale	279,362	279,362	277,032	277,032
Securities, held to maturity	14,605	15,435	13,396	13,690
Loans, net of unearned Interest	1,116,951		1,095,268
Less: allowance for loan Losses	24,876		22,177

Loans, net of allowance	1,092,075	1,090,427	1,073,091	1,075,663

Loans held for sale	10,900	10,900	7,845	7,845
Restricted equity securities	3,012	3,012	3,012	3,012
Cash surrender value of life insurance	1,600	1,600	1,554	1,554
Other real estate	19,551	19,551	13,741	13,741

Financial liabilities:

Deposits	1,385,054	1,390,343	1,331,282	1,339,747
Securities sold under repurchase agreements	6,872	6,872	6,536	6,536

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and also includes, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (vii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (ix) inadequate allowance for loan losses, (x) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xi) results of regulatory examinations, and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
Results of Operations
Net earnings increased 5.6% to $7,754,000 for the nine months ended September 30, 2011 from $7,340,000 in the first nine months of 2010. The increase in net earnings for the period ended September 30, 2011 compared to the same period in 2010 was related to a decrease in provision in loan losses, off-set in part by an increase in salaries and employee benefits. Net earnings were $2,663,000 for the quarter ended September 30, 2011, a decrease of $437,000, or 14.1%, from $3,100,000 for the three months ended September 30, 2010 and an increase of $48,000, or 1.8%, over the quarter ended June 30, 2011. The decrease in net earnings for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 was primarily due to an increase in provision for loan losses and an increase in salaries and employee benefits. Net yield on earning assets was 3.8% for the nine months ended September 30, 2011 compared to 3.6%, for the nine months ended September 30, 2010, and the net interest spread was 3.6% for the nine months ended September 30, 2011 compared to 3.4% for the nine months ended September 30, 2010. The increase in net interest spread is contributed to the Bank’s ability to lower the deposit yields.
The average balances, interest, and average rates for the nine-month periods ended September 30, 2011 and September 30, 2010 for the subsidiary are presented in the following table:

	September 30, 2011			September 30, 2010
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense

Loans, net of unearned interest	$1,103,555	5.98%	49,525	1,096,592	6.17%	50,762

Investment securities — taxable	262,700	2.14	4,218	279,125	3.05	6,378

Investment securities — tax exempt	12,951	3.27	318	12,844	3.58	345

Taxable equivalent adjustment	—	1.99	163	—	1.99	177

Total tax-exempt investment securities	12,951	4.96	481	12,844	5.43	522

Total investment securities	275,651	2.27	4,699	291,969	3.15	6,900

Loans held for sale	6,029	3.60	163	6,625	3.08	153

Federal funds sold	35,317	.26	69	33,370	.25	64

Restricted equity securities	3,012	4.34	98	3,012	4.52	102

Total earning assets	1,423,564	5.11%	54,554	1,431,948	5.40%	57,981

Cash and due from banks	24,286			23,272

Allowance for loan losses	(23,352)			(19,269)

Bank premises and equipment	32,541			30,818

Other assets	44,209			36,890

Total assets	$1,501,248			1,503,659

	September 30, 2011			September 30, 2010
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense
Deposits:
Negotiable order of withdrawal accounts	$238,125	0.93%	1,652	215,099	1.23%	1,986
Money market demand accounts	265,909	0.79	1,585	237,687	1.12	2,000
Individual retirement accounts	96,611	2.17	1,572	94,352	2.78	1,966
Other savings deposits	71,558	1.13	609	46,285	1.47	681
Certificates of deposit $100,000 and over	270,553	2.02	4,090	335,848	2.54	6,399
Certificates of deposit under $100,000	292,720	1.83	4,021	321,016	2.47	7,913

Total interest-bearing deposits	1,235,476	1.46	13,529	1,251,474	2.07	18,797

Securities sold under repurchase agreements	5,934	0.88	39	5,558	1.34	56
Federal funds purchased	280	0.97	2	—	—	—
Advances from Federal Home Loan Bank	—	—	—	4	—	1

Total interest-bearing liabilities	1,241,690	1.48	13,570	1,255,972	2.00	18,854

Demand deposits	105,656			102,154

Other liabilities	7,151			6,477

Stockholders’ equity	146,751			139,056

Total liabilities and stockholders’ equity	$1,501,248			$1,501,659

Net interest income			$40,984			$39,127

Net yield on earning assets (1)		3.84%			3.64%

Net interest spread (2)		3.63%			3.40%

(1)	Net interest income divided by average earning assets.

(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $3,413,000, or 5.9%, during the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease in the first nine months of 2011 was primarily attributable to the continuing impact of low interest rate environment and the negative impact of higher non-accrual loan balances, along with a growth in the lower yielding securities portfolio. Total interest income increased $624,000, or 3.3%, for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 and increased $114,000, or 0.6%, over the second quarter of 2011. The increase in the quarter ended September 30, 2011 when compared to the same period in 2010 and when compared to the second quarter of 2011 was primarily due to an increase in loan growth during the respective quarters. The ratio of average earnings assets to total average assets was 94.8% and 95.2% for the nine months ended September 30, 2011 and September 30, 2010, respectively.
Interest expense decreased $5,284,000, or 28.0%, for the nine months ended September 30, 2011 as compared to the same period in 2010. Interest expense decreased $1,427,000, or 24.4%, for the three months ended September 30, 2011 as compared to the same period in 2010. Interest expense decreased $41,000, or 0.9%, for the quarter ended September 30, 2011 over the quarter ended June 30, 2011. The decrease for the quarter ended September 30, 2011 and for the nine months ended September 30, 2011 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.
The foregoing resulted in an increase in net interest income, before the provision for loan losses, of $1,871,000, or 4.8%, for the first nine months of 2011 as compared to the same period in 2010 and an increase of $803,000, or 6.1%, for the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010 and an increase of $155,000, or 1.1%, when compared to the second quarter of 2011.
Provision for Loan Losses
The provision for loan losses was $7,049,000 and $10,168,000 for the first nine months of 2011 and 2010, respectively. The provision for loan losses during the quarters ended September 30, 2011 and 2010 was $2,462,000 and $1,989,000, respectively. The decrease in the provision in the first nine months of 2011 was primarily related to management’s quarterly assessment of the adequacy of the allowance for loan losses. During the second quarter of 2010, the Bank identified several large commercial real estate loans that were impaired. As a result, the Bank performed an impairment analysis which identified the need for additional impairment reserves. The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $24,876,000, an increase of 12.2% from $22,177,000 at December 31, 2010 and an increase of $1,447,000, or 6.2%, from June 30, 2011. The allowance for loan losses was 2.23%, 2.09%, and 2.01% of total loans at September 30, 2011, June 30, 2011, and March 31, 2011, respectively.
Management believes the allowance for loan losses at September 30, 2011 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2011 increased 3.2% to $10,691,000 from $10,363,000 for the same period in 2010 and increased $124,000, or 3.3%, during the quarter ended September 30, 2011 when compared to the third quarter of 2010. Non-interest income increased $345,000, or 9.7%, during the quarter ended September 30, 2011 when compared to the second quarter of 2011. The increase for the nine months ended September 30, 2011 as compared to the comparable period in 2010 related primarily to an increase in other fees and commissions. Other fees and commissions increased $657,000, or 14.4%, to $5,206,000 during the nine months ended September 30, 2011 compared to the same period in 2010. The increase was $141,000, or 8.7%, during the quarter ended September 30, 2011 compared to the third quarter of 2010 and there was a decrease of $56,000, or 3.1%, over the second quarter of 2011.Other fees and commissions include income on brokerage accounts, insurance policies sold and various other fees. Service charges on deposit accounts decreased $32,000, or 0.8%, to $4,020,000 during the nine months ended September 30, 2011 compared to the same period in 2010 and increased $16,000, or 1.2%, during the quarter ended September 30, 2011 compared to the third quarter of 2010 as a result of consumers slowing their spending due to the current economic environment. Gain on sale of loans decreased $228,000, or 15.2%, to $1,273,000 during the nine months ended September 30, 2011 compared to the same period in 2010 and decreased $225,000, or 28.8%, during the quarter ended September 30, 2011 compared to the third quarter of 2010.
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $4,668,000, or 17.2%, to $31,785,000 during the first nine months of 2011 compared to the same period in 2010. The increase for the quarter ended September 30, 2011 was $1,211,000, or 12.4%, as compared to the comparable quarter in 2010 and this was an increase of $574,000, or 5.5%, as compared to the second quarter of 2011. The increases in non-interest expenses when compared to the comparable periods in 2010 is primarily attributable to an increase in employee salaries and benefits as the Company has expanded with the opening of two new offices during the first six months of 2011 and an increase in profit sharing and bonus accrual when compared to the same period in 2010. Other operating expenses for the nine months ended September 30, 2011 increased to $6,613,000 from 5,929,000 for the comparable period in 2010. Other operating expenses increased $41,000, or 2.0%, during the quarter ended September 30, 2011 as compared to the same period in 2010. The increase in other operating expenses for the nine months ended September 30, 2011 is primarily attributable to an increase in other real estate owned caused by an increase in costs associated with the disposal and maintenance of other real estate. In accordance with Bank policy, the Bank reappraises all other real estate properties held on an annual basis. As a result of certain appraisals, the Bank wrote down $1,010,000 on properties currently in other real estate during the nine months ended September 30, 2011.
Income Taxes
The Company’s income tax expense was $4,924,000 for the nine months ended September 30, 2011, an increase of $236,000 over the comparable period in 2010. Income tax expense was $1,702,000 for the quarter ended September 30, 2011, a decrease of $320,000 over the same period in 2010. The percentage of income tax expense to net income before taxes was 38.8% and 39.0% for the nine months ended September 30, 2011 and September 30, 2010 and 39.0% and 39.4% for the quarters ended September 30, 2011 and 2010, respectively. The percentage of income tax expense to net income before taxes was 38.9% for the second quarter of 2011.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 4.6% to $1,555,754,000 during the nine months ended September 30, 2011 from $1,488,106,000 at December 31, 2010. Total assets increased $50,781,000 during the three-month period ended September 30, 2011 and increased $5,232,000 during the three-month period ended June 30, 2011 after increasing $11,635,000 during the three-month period ended March 31, 2011. Loans, net of allowance for loan losses, totaled $1,092,075,000 at September 30, 2011, a 1.8% increase compared to $1,073,091,000 at December 31, 2010. Net loans decreased $5,563,000, or 0.5% during the three-month period ended September 30, 2011 and increased $11,943,000, or 5.0%, for the three-month period ended June 30, 2011. Securities increased $3,539,000, or 1.2%, to $293,967,000 at September 30, 2011 from $290,428,000 at December 31, 2010. Securities increased $34,425,000, or 13.3%, during the three months ended September 30, 2011. Federal funds sold increased to $25,462,000 at September 30, 2011 from $3,225,000 at December 31, 2010, reflecting a growth in deposits that exceeded loan growth.
Total liabilities increased by 4.2% to $1,400,603,000 at September 30, 2011 compared to $1,343,773,000 at December 31, 2010. During the third quarter of 2011, total liabilities increased $47,510,000 or 3.5%. The increase in total liabilities since December 31, 2010 was composed primarily of a $53,772,000, or 4.0%, increase in total deposits and a $336,000, or 5.1%, increase in securities sold under repurchase agreements.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2011 and December 31, 2010.
Loans on Nonaccrual Status

	In Thousands
	2011	2010

Residential 1-4 family	$2,778	3,611
Multifamily	—	—
Commercial real estate	4,752	7,465
Construction	5,290	7,850
Farmland	2,883	1,308
Second mortgages	606	770
Equity lines of credit	—	667
Commercial	275	490
Installment and other	—	—

Total	$16,584	$22,161

Age Analysis of Past Due Loans

	In Thousands
							Recorded
							Investment
	30-59	60-89	Greater				Greater Than
	Days	Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing

September 30, 2011

Residential 1-4 family	$2,825	780	5,490	9,095	339,192	348,287	2,712
Multifamily	—	—	—	—	7,314	7,314	—
Commercial real estate	667	429	6,115	7,211	403,019	410,230	1,363
Construction	950	57	11,390	12,397	154,088	166,485	6,100
Farmland	118	131	2,883	3,132	31,921	35,053	—
Second mortgages	230	—	662	892	13,944	14,836	56
Equity lines of credit	71	61	—	132	37,292	37,424	—
Commercial	2,150	25	300	2,475	42,605	45,080	25
Agricultural, installment and other	472	265	274	1,011	55,744	54,234	274

Total	$7,483	1,748	27,114	36,345	1,085,119	1,118,943	10,530

December 31, 2010

Residential 1-4 family	$5,714	1,080	5,141	11,935	339,302	351,237	1,530
Multifamily	53	—	79	132	8,579	8,711	79
Commercial real estate	558	200	7,673	8,431	338,950	347,381	208
Construction	1,830	160	8,028	10,018	166,824	176,842	178
Farmland	1,572	188	1,651	3,411	34,958	38,369	343
Second mortgages	215	48	890	1,153	14,220	15,373	120
Equity lines of credit	73	—	667	740	36,121	36,861	—
Commercial	330	2	492	824	56,425	57,249	2
Agricultural, installment and other	872	159	108	1,139	63,453	64,592	108

Total	$11,217	1,837	24,729	37,783	1,058,832	1,096,615	2,568

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
Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2011 totaled $27,114,000, an increase from $24,729,000 at December 31, 2010. The increase in non-performing loans during the nine months ended September 30, 2011 of $2,385,000 is due primarily to an increase in non-performing construction real estate mortgage loans of $3,362,000, and an increase in non-performing farm land loans of $1,232,000, off-set in part by a decrease in non-performing residential real estate, installment, and other loans of $459,000, and a decrease in non-performing commercial real estate loans of $1,750,000. The increase in non-performing loans relates primarily to an increase in residential real estate loans and construction loans that are 90 days past due and still accruing. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.
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
The decrease in impaired loans in the nine months ended September 30, 2011 was primarily due to foreclosure and subsequent sale of one large commercial real estate loan. The Company’s market areas continue to experience a weakened residential and commercial real estate market. Home builders and developers continue to experience stress during the current challenging economic environment due to a combination of reduced demand for residential real estate and the resulting price and collateral value declines. Housing starts in the Company’s market areas are at very low levels. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that a loss will be incurred. Net charge-offs for the nine months ended September, 2011 were $4,350,000 as compared to $5,805,000 for the nine months ended September 30, 2010.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $112,975,000 ($112,935,000 related to real property and $40,000 related to various other types of loans). The internally classified loans have increased $4,919,000, or 7.8%, from $63,166,000 at December 31, 2010. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at September 30, 2011 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $39,680,000 and $36,698,000 at September 30, 2011 and December 31, 2010, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas are at very low levels. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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
Liquid assets include cash and cash equivalents and securities and money market instruments that will mature within one year. At September 30, 2011, the Company’s liquid assets totaled $181,319,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $751,000 mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2011, loans totaling approximately $330.3 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $211.0 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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
Capital Position and Dividends
At September 30, 2011, total stockholders’ equity was $155,151,000, or 10.0% of total assets, which compares with $144,333,000, or 9.7% of total assets, at December 31, 2010. The dollar increase in stockholders’ equity during the nine months ended September 30, 2011 results from the Company’s net income of $7,754,000, proceeds from the issuance of common stock related to exercise of stock options of $77,000, the net effect of a $7,046,000 unrealized gain on investment securities net of applicable income taxes of $2,698,000, cash dividends declared of $4,348,000 of which $3,218,000 was reinvested under the Company’s dividend reinvestment plan, $249,000 relating to the repurchase of 6,148 shares of common stock by the Company, and $18,000 related to stock option compensation.
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
As of September 30, 2011 and December 31, 2010, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.
The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010, are also presented in the tables:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2011:
Total capital to risk weighted assets:
Consolidated	$163,979	13.9%	$94,376	8.0%	N/A	N/A
Wilson Bank	162,223	13.8	94,042	8.0	$117,553	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	149,132	12.7	46,971	4.0	N/A	N/A
Wilson Bank	147,376	12.5	47,160	4.0	70,740	6.0

Tier 1 capital to average assets:
Consolidated	149,132	9.9	60,255	4.0	N/A	N/A
Wilson Bank	147,376	9.7	60,773	4.0	75,967	5.0

					Minimum To Be Well
					Capitalized Under
					Prompt Corrective
			Minimum Capital		Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

December 31, 2010:
Total capital to risk weighted assets:
Consolidated	$157,373	13.2%	$95,378	8.0%	N/A	N/A
Wilson Bank	154,156	12.9	95,601	8.0	$119,501	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	142,366	11.9	47,854	4.0	N/A	N/A
Wilson Bank	139,132	11.7	47,566	4.0	71,350	6.0

Tier 1 capital to average assets:
Consolidated	142,366	9.6	59,319	4.0	N/A	N/A
Wilson Bank	139,132	9.3	59,842	4.0	74,802	5.0
Impact of Inflation
Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
There have been no material changes in reported market risks during the nine months ended September 30, 2011.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, its Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None

Item 1A.	RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 other than as set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None
(b)	Not applicable.
(c)	The table below sets forth the number of shares repurchased by the registrant during the third quarter of 2011 and the average prices at which these shares were repurchased.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Average Price	as Part of Publicly	Yet Be Purchased
	Total Shares	Paid per	Announced Plans	under the Plans
	Purchased	Share	or Programs	or Programs

July 1 – July 31, 2011	—	—	—	—
August 1 – August 31, 2011	3,812	$40.75	—	—
September 1 – September 30, 201	—	—	—	—

Item 3.	DEFAULTS UPON SENIOR SECURITIES
(a) None
(b) Not applicable

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)

DATE: November 8, 2011	/s/ Randall Clemons Randall Clemons
President and Chief Executive Officer

DATE: November 8, 2011	/s/ Lisa Pominski Lisa Pominski
Senior Vice President & Chief Financial Officer