Form 10-K
period 2011-12-31
WILSON BANK HOLDING CO
filed 2012-03-15
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $264,287,135. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $40.25 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Shares of common stock, $2.00 par value per share, outstanding on March 15, 2012 were 7,344,831.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 10, 2012 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2011, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in eastern Davidson County, Tennessee, four full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, and one full service banking office in Sumner County, Tennessee.

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

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, 402 Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee 37122; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road, Hermitage, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 802 NW Broad St, Murfreesboro, Tennessee; 3110 Memorial Blvd, Murfreesboro, Tennessee; 210 Commerce Drive, Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 576 West Broad Street, Smithville, Tennessee; 306 Brush Creek Road, Alexandria, Tennessee; 1300 Main Street North, Carthage, Tennessee; 7 New Middleton Highway, Gordonsville, Tennessee; and 455 West Main Street, Gallatin, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County Rutherford County, DeKalb County, Smith County, and Sumner County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2011, the Company reported net earnings of approximately $10.1 million and had total assets of approximately $1.6 billion.

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2011 filed as Exhibit 13.1 to this Form 10-K (the “2011 Annual Report”), are incorporated herein by reference.

Regulation and Supervision

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2012. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Other provisions that have either been adopted or are expected to be adopted have impacted and will continue to impact the Company include:

•

Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•

Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•

Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption.

•	Limiting the debit interchange fees that certain financial institutions are permitted to charge.

•

Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.

•

Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

•	Implementing certain corporate governance revisions that apply to all public companies.

As described above, many aspects of the Dodd-Frank Act are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

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

Under FRB guidelines, the minimum ratio of total capital to risk-weighted assets is 8% to be considered adequately capitalized. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Under FRB guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the FRB has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

For a holding company to be considered “well-capitalized,” it must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. At this time, we do not know whether Basel III, as implemented in the United States will be applicable to the Company and the Bank.

The FRB has recently adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the FRB annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk based capital and total risk based capital requirements, as well as a minimum Tier 1 common capital Ratio (Tier 1 risk based capital less preferred stock and trust preferred securities) of at least 5%. While these regulations are not applicable to the Company, the Company’s federal regulator may seek to impose similar stress testing on the Company through its examination authority.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 6% and a total risk-based capital ratio of not less than 10%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. In addition, non-interest bearing deposit transaction accounts have unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act established a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law—primarily the Bank Secrecy Act—to provide the Secretary of the U.S. Department of the Treasury (the “Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

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

The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. With the enactment of the Dodd-Frank Act and the significant amount of regulations that have been issued in 2010 and 2011 and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, will require that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.

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

The Bank competes with one regional multi-bank holding company headquartered outside Tennessee and two commercial banks which are small community banking organizations in Smith County. These institutions enjoy existing depositor relationships; however, the Company believes that the Bank can be expected to offer a wider range of banking services through its financial resources as well as broader range of product offerings.

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

The Bank competes with one commercial bank in Trousdale County, which is a small community banking organization. This institution enjoys existing depositor relationships; however, the Company believes that the Bank can be expected to offer a wider range of banking services through its financial resources as well as a broader range of product offerings.

The Bank competes with over twenty banks, some of them much larger than the Bank, in Sumner County. These competitors include several regional multi-bank holding companies. While these larger institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level.

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

The Bank will be opening an office in Hendersonville in Sumner County during late 2012. The Bank will offer a wide range of banking services through its financial resources as well as a broad range of products. The Bank expects this office to continue to attract additional customers in our Sumner County market.

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

Employment

As of March 15, 2012, the Company and its subsidiary collectively employed 372 full-time equivalent employees. Additional personnel will be hired as needed to meet future growth, particularly with our expansion into Hendersonville, Tennessee in late 2012.

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

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2011 Annual Report. Certain information not contained in the Company’s 2011 Annual Report, but required by Guide 3, is contained in the tables immediately following:

[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

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

Non-accrual loans have been included in the loan category. Loan fees of $2,580,000, $2,460,000 and $2,822,000 for 2011, 2010 and 2009, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	Dollars In Thousands
	2011			2010			2011/2010 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$1,108,335	5.96%	66,031	1,093,343	6.16%	67,356	906	(2,231)	(1,325)

Investment securities—taxable	269,438	2.02	5,437	282,651	2.80	7,927	(358)	(2,132)	(2,490)

Investment securities—tax exempt	12,969	3.24	420	12,808	3.54	453	6	(39)	(33)

Taxable equivalent adjustment	—	1.99	216	—	1.99	233	3	(20)	(17)

Total tax-exempt investment securities	12,969	4.90	636	12,808	5.36	686	9	(59)	(50)

Total investment securities	282,407	2.15	6,073	295,459	2.92	8,613	(349)	(2,191)	(2,540)

Loans held for sale	7,292	3.25	237	7,715	3.07	237	(13)	13	—

Federal funds sold	21,328	.45	97	20,188	.39	78	5	14	19

Restricted equity securities	3,012	4.25	128	3,012	4.28	129	—	(1)	(1)

Total earning assets	1,422,374	5.10%	72,566	1,419,717	5.38	76,413	549	(4,396)	(3,847)

Cash and due from banks	37,970			29,052

Allowance for loan losses	(23,895)			(19,683)

Bank premises and equipment	32,876			31,050

Other assets	44,485			37,423

Total assets	$1,513,810			1,497,559

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	Dollars In Thousands
	2011			2010			2011/2010 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$240,799	.90%	2,176	218,666	1.17%	2,554	245	(623)	(378)
Money market demand accounts	270,426	.79	2,148	240,344	1.04	2,488	295	(635)	(340)
Individual retirement accounts	97,034	2.13	2,071	94,900	2.71	2,572	56	(557)	(501)
Other savings deposits	75,704	1.08	818	48,426	1.40	679	319	(180)	139
Certificates of deposit $100,000 and over	270,928	1.98	5,367	324,535	2.49	8,074	(1,209)	(1,498)	(2,707)
Certificates of deposit under $100,000	291,834	1.80	5,255	317,948	2.39	7,610	(588)	(1,767)	(2,355)

Total interest-bearing deposits	1,246,725	1.43	17,835	1,244,819	1.93	23,977	(882)	(5,260)	(6,142)

Securities sold under repurchase agreements	6,166	.86	53	5,617	1.25	70	7	(24)	(17)
Federal funds purchased	214	.93	2	810	.62	5	(5)	2	(3)
Advances from Federal Home Loan Bank	—	—	—	3	—	—	—	—	—

Total interest-bearing liabilities	1,253,105	1.43	17,890	1,251,249	1.92	24,052	(880)	(5,282)	(6,162)

Demand deposits	105,056			99,890

Other liabilities	7,267			6,202

Stockholders’ equity	148,382			140,218

Total liabilities and stockholders’ equity	$1,513,810			1,497,559

Net interest income			54,767			52,361

Net yield on earning assets (1)		3.84%			3.69%

Net interest spread (2)		3.67%			3.46%

(1)	Net interest income divided by average earning assets.

(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	Dollars In Thousands
	2010			2009			2010/2009 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$1,093,343	6.16%	67,356	1,099,082	6.37%	70,061	(370)	(2,335)	(2,705)

Investment securities—taxable	282,651	2.80	7,927	215,229	4.21	9,069	2,381	(3,523)	(1,142)

Investment securities—tax exempt	12,808	3.54	453	12,980	3.72	483	(6)	(24)	(30)

Taxable equivalent adjustment	—	1.99	233	—	1.99	249	(4)	(12)	(16)

Total tax-exempt investment securities	12,808	5.36	686	12,980	5.64	732	(10)	(36)	(46)

Total investment securities	295,459	2.92	8,613	228,209	4.29	9,801	2,371	(3,559)	(1,188)

Loans held for sale	7,715	3.07	237	7,455	3.70	276	10	(49)	(39)

Federal funds sold	20,188	.39	78	31,531	.26	82	(36)	32	(4)

Restricted equity securities	3,012	4.28	129	3,047	5.09	155	(2)	(24)	(26)

Total earning assets	1,419,717	5.38	76,413	1,369,324	5.87%	80,375	1,973	(5,935)	(3,962)

Cash and due from banks	29,052			21,622

Allowance for loan losses	(19,683)			(13,817)

Bank premises and equipment	31,050			30,603

Other assets	37,423			25,260

Total assets	$1,497,559			1,432,992

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	Dollars In Thousands
	2010			2009			2010/2009 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$218,666	1.17%	2,554	177,452	1.37%	2,428	513	(387)	126
Money market demand accounts	240,344	1.04	2,488	221,622	1.27	2,821	219	(552)	(333)
Individual retirement accounts	94,900	2.71	2,572	83,126	3.40	2,827	367	(622)	(255)
Other savings deposits	48,426	1.40	679	38,111	1.66	634	154	(109)	45
Certificates of deposit $100,000 and over	324,535	2.49	8,074	340,864	3.32	11,307	(520)	(2,713)	(3,233)
Certificates of deposit under $100,000	317,948	2.39	7,610	322,630	3.18	10,256	(146)	(2,500)	(2,646)

Total interest-bearing deposits	1,244,819	1.93	23,977	1,183,805	2.56	30,273	587	(6,883)	(6,296)

Securities sold under repurchase agreements	5,617	1.25	70	6,087	1.72	105	(8)	(27)	(35)
Federal funds purchased	810	.62	5	106	.94	1	4	—	4
Advances from Federal Home Loan Bank	3	—	—	8,620	4.83	416	(208)	(208)	(416)

Total interest-bearing liabilities	1,251,249	1.92	24,052	1,198,618	2.57	30,795	375	(7,118)	(6,743)

Demand deposits	99,890			91,446

Other liabilities	6,202			8,462

Stockholders’ equity	140,218			134,466

Total liabilities and stockholders’ equity	$1,497,559			1,432,992

Net interest income			52,361			49,580

Net yield on earning assets (1)		3.69%			3.62%

Net interest spread (2)		3.46%			3.30%

(1)	Net interest income divided by average earning assets.

(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

II.	Investment Portfolio, Continued:

A.	Continued:

Securities at December 31, 2011 consist of the following:

	XXXX	XXXX	XXXX	XXXX
	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Obligations of states and political subdivisions	$12,039	699	—	12,738
Mortgage-backed securities	2,425	103	—	2,528

	$14,464	802	—	15,266

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Treasury and other U.S. Government agencies and corporations	$114,819	268	161	114,926
Obligations of states and political subdivisions	1,521	117	—	1,638
Mortgage-backed securities	192,989	1,379	201	194,167

	$309,329	1,764	362	310,731

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

II.	Investment Portfolio:

A.	Securities at December 31, 2010 consist of the following:

	September 30,	September 30,	September 30,	September 30,
	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed:
Government-sponsored enterprises (GSEs)
Residential	$1,637	19	6	1,650
Obligations of states and political subdivisions	11,759	369	88	12,040

	$13,396	388	94	13,690

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government and Federal Agencies	$2,004	8	—	2,012
U.S. Government-sponsored enterprises (GSEs)	157,089	235	2,646	154,678
Mortgage-backed:
GSE residential*	121,838	31	3,069	118,800
Obligations of states and political subdivisions	1,522	27	7	1,542

	$282,453	301	5,722	277,032

*	Includes collateralized mortgage obligations of $7,586 (market value of $7,735) at December 31, 2010.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

II.	Investment Portfolio, Continued:

A.	Continued:

Investment securities at December 31, 2009 consist of the following:

	September 30,	September 30,	September 30,	September 30,
	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$14	—	—	14
Obligations of states and political subdivisions	12,156	458	20	12,594

	$12,170	458	20	12,608

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government and Federal agencies	$1,000	5	—	1,005
U.S. Government-sponsored enterprises (GSEs)	246,541	636	1,485	245,692
Mortgage-backed:
GSE residential	1,349	37	—	1,386
Obligations of states and political subdivisions	1,522	42	—	1,564

	$250,412	720	1,485	249,647

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

II.	Investment Portfolio, Continued:

B. The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2011:

	September 30,	September 30,	September 30,
		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)

Mortgage-backed:
GSEs residential	$2,425	2,528	4.53%

Obligations of states and political subdivisions*:
Less than one year	535	541	3.45
One to three years	2,559	2,648	3.51
Three to five years	3,339	3,521	2.64
Five to ten years	3,654	3,895	2.97
More than ten years	1,952	2,133	3.86

Total obligations of states and political subdivisions	12,039	12,738	3.16

Total held-to-maturity securities	$14,464	15,266	3.39%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

II.	Investment Portfolio, Continued:

B.	Continued:

	September 30,	September 30,	September 30,
		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)

Mortgage-backed:
GSE residential	$192,989	194,167	1.79%

U.S. Government-sponsored enterprises (GSEs):
Less than one year	—	—	—
One to three years	26,824	26,788	.65
Three to five years	52,485	52,561	2.06
Five to ten years	35,510	35,577	2.23
More than ten years	—	—	—

Total U.S. Government-sponsored enterprises (GSEs)	114,819	114,926	1.78

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to three years	—	—	—
Three to five years	—	—	—
Five to ten years	1,521	1,638	3.94
More than ten years	—	—	—

Total obligations of states and political subdivisions	1,521	1,638	3.94

Total available-for-sale securities	$309,329	310,731	1.80%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2011, 2010, 2009, 2008 and 2007:

	September 30,	September 30,	September 30,	September 30,	September 30,
	In Thousands
	2011	2010	2009	2008	2007

Commercial, financial and agricultural	$59,774	66,107	82,254	99,864	94,366
Real estate — construction	166,460	176,842	198,732	208,083	214,149
Real estate — mortgage	854,366	797,932	771,925	711,747	610,004
Consumer	44,689	55,734	63,765	70,783	79,913

Total loans	1,125,289	1,096,615	1,116,676	1,090,477	998,432

Deferred loan fees	(2,031)	(1,347)	(1,415)	(1,292)	(906)

Total loans, net of deferred fees	1,123,258	1,095,268	1,115,261	1,089,185	997,526

Less allowance for loan losses	(24,525)	(22,177)	(16,647)	(12,138)	(9,473)

Net loans	$1,098,733	1,073,091	1,098,614	1,077,047	988,053

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies our fixed and variable rate loans at December 31, 2011 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Amounts at December 31, 2011
	Fixed Rates	Variable Rates	Totals	At December 31, 2011

Based on contractual maturity:
Due within one year	$209,948	60,319	270,267	24.1%
Due in one year to five years	168,000	66,609	234,609	20.9
Due after five years	50,622	567,760	618,382	55.0

Totals	$428,570	694,688	1,123,258	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	132,220	132,220	11.8%
Due within one year	210,036	135,190	345,226	30.7
Due in one year to five years	167,988	410,072	578,060	51.5
Due after five years	50,546	17,206	67,752	6.0

Totals	$428,570	694,688	1,123,258	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2011, 2010, 2009, 2008 and 2007:

	September 30,	September 30,	September 30,	September 30,	September 30,
	In Thousands, Except Percentages
	2011	2010	2009	2008	2007

Non-accrual loans:
Commercial, financial and agricultural	$35	490	100	228	534
Real estate—construction	14,378	7,850	5,636	5,964	—
Real estate—mortgage	10,552	13,821	19,750	4,189	1,620
Consumer	—	—	28	27	12

Total non-accrual	$24,965	22,161	25,514	10,408	2,166

Loans 90 days past due still accruing:
Commercial, financial and agricultural	$158	10	1,291	1,388	97
Real estate—construction	95	178	29	182	90
Real estate—mortgage	5,339	2,280	2,435	1,807	1,502
Consumer	78	100	314	339	437

Total loans 90 days past due still accruing	$5,670	2,568	4,069	3,716	2,126

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate—construction	—	—	—	—	—
Real estate—mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current—considered uncollectible	$—	—	—	—	—

Total non-performing loans	$30,635	24,729	29,583	14,124	4,292

Total loans, net of unearned interest	$1,123,258	1,095,268	1,115,261	1,089,185	997,526

Percentage of total non- performing loans to total loans outstanding, net of unearned interest	2.73%	2.26	2.65	1.30	0.43

Other real estate	$19,117	13,741	3,924	4,993	1,268

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $24,965,000 at December 31, 2011, $22,161,000 at December 31, 2010, $25,514,000 at December 31, 2009, $10,408,000 at December 31, 2008 and $2,166,000 at December 31, 2007. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2011 if the loans had been current totaled $875,000, compared to $1,836,000 in 2010, $978,000 in 2009, $370,000 in 2008 and $128,000 in 2007. The amount of interest and fee income recognized on total loans during 2011 totaled $66,031,000 as compared to $67,356,000 in 2010, $71,028,000 in 2009, $74,740,000 in 2008 and $71,945,000 in 2007.

At December 31, 2011, loans, which include the above, totaling $67,281,000 were included in the Company’s internal classified loan list. Of these loans $65,747,000 are real estate and $1,534,000 are various other types of loans. The values collateralizing these loans is estimated by management to be approximately $117,516,000 ($115,981,000 related to real property securing real estate loans and $1,535,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2011, real estate construction and mortgage loans made up 14.8% and 75.9% of the Company’s loan portfolio.

At December 31, 2011 and 2010, other real estate totaled $19,117,000 and $13,741,000, respectively.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2011 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2011, 2010, 2009, 2008 and 2007 and the years then ended.

	September 30,	September 30,	September 30,	September 30,	September 30,
	In Thousands, Except Percentages
	2011	2010	2009	2008	2007

Allowance for loan losses at beginning of period	$22,177	16,647	12,138	9,473	10,209

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(517)	(253)	(403)	(1,068)	(1,396)
Real estate construction	(1,681)	(3,791)	(127)	(345)	(187)
Real estate – mortgage	(4,103)	(4,913)	(1,717)	(1,464)	(1,318)
Consumer	(461)	(719)	(1,423)	(1,590)	(2,284)

	(6,762)	(9,676)	(3,670)	(4,467)	(5,185)

Recoveries:
Commercial, financial and agricultural	22	111	49	30	14
Real estate construction	67	30	4	66	3
Real estate – mortgage	106	40	51	51	5
Consumer	237	191	247	267	282

	432	372	351	414	304

Net loan charge-offs	(6,330)	(9,304)	(3,319)	(4,053)	(4,881)

Provision for loan losses charged to expense	8,678	14,834	7,828	6,718	4,145

Allowance for loan losses at end of period	$24,525	22,177	16,647	12,138	9,473

Total loans, net of unearned interest, at end of year	$1,123,258	1,095,268	1,115,261	1,089,185	997,526

Average total loans out- standing, net of unearned interest, during year	$1,108,335	1,093,343	1,099,082	1,051,550	931,238

Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.57%	0.85	0.30	0.39	0.52

Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	2.18%	2.02	1.49	1.11	0.95

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,328	5.3%	$1,230	6.0%
Real estate construction	6,223	14.8	5,558	16.1
Real estate mortgage	16,518	75.9	14,502	72.8
Consumer	456	4.0	887	5.1

	$24,525	100.0%	$22,177	100.0%

	September 30,	September 30,	September 30,	September 30,
	December 31, 2009		December 31, 2008
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,593	7.4%	$3,435	9.1%
Real estate construction	3,412	17.8	704	19.1
Real estate mortgage	10,252	69.1	6,407	65.3
Consumer	1,390	5.7	1,592	6.5

	$16,647	100.0%	$12,138	100.0%

	September 30,	September 30,
	December 31, 2007
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$2,941	9.4%
Real estate construction	724	21.5
Real estate mortgage	3,897	61.1
Consumer	1,911	8.0

	$9,473	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

V.	Deposits:

The average amounts and average interest rates for deposits for 2011, 2010 and 2009 are detailed in the following schedule:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate

Non-interest bearing deposits	$105,056	—%	99,890	—%	91,446	—%
Negotiable order of withdrawal accounts	240,799	.90%	218,666	1.17%	177,452	1.37%
Money market demand accounts	270,426	.79%	240,344	1.04%	221,622	1.27%
Individual retirement accounts	97,034	2.13%	94,900	2.71%	83,126	3.40%
Other savings	75,704	1.08%	48,426	1.40%	38,111	1.66%
Certificates of deposit $100,000 and over	270,928	1.98%	324,535	2.49%	340,864	3.32%
Certificates of deposit under $100,000	291,834	1.80%	317,948	2.39%	322,630	3.18%

	$1,351,781	1.32%	1,344,709	1.78%	1,275,251	2.37%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2011:

	September 30,	September 30,	September 30,
	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$83,147	7,347	90,494

Three to six months	48,645	5,498	54,143

Six to twelve months	60,162	8,267	68,429

More than twelve months	79,602	23,077	102,679

	$271,556	44,189	315,745

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009

Return on assets	.66%	.60%	.81%
(Net income divided by average total assets)

Return on equity	6.77%	6.44%	8.60%
(Net income divided by average equity)

Dividend payout ratio	43.48%	48.00%	38.04%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	9.80%	9.36%	9.38%
(Average equity divided by average total assets)

Leverage capital ratio	9.73%	9.57%	9.30%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities, intangible assets, and goodwill)

The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2011 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

September 30,
In Thousands

Tier I capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities, intangible assets and goodwill	$151,566

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	14,968

Total capital	$166,534

Risk-weighted assets	$1,187,025

Risk-based capital ratios:
Tier I capital ratio	12.77%

Total risk-based capital ratio	14.03%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2011

VI.	Return on Equity and Assets, Continued:

The Company and Wilson Bank & Trust are required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4% to be considered adequately capitalized. At December 31, 2011, the Company and Wilson Bank & Trust were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$1,123,258	176,565	59,930	81,237	159,714	645,812
Securities	325,195	—	260	80	195	324,660
Loans held for sale	14,775	14,775	—	—	—	—
Federal funds sold	13,215	13,215	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—

Total earning assets	1,479,455	207,567	60,190	81,317	159,909	970,472

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	257,242	257,242	—	—	—	—
Money market demand accounts	293,186	293,186	—	—	—	—
Individual retirement accounts	98,156	8,606	12,358	13,974	18,959	44,259
Other savings	90,010	90,010	—	—	—	—
Certificates of deposit, $100,000 and over	271,556	26,251	56,896	48,645	60,162	79,602
Certificates of deposit, under $100,000	288,489	24,226	72,071	55,034	65,964	71,194
Securities sold under repurchase agreements	7,419	7,419	—	—	—	—

	1,306,058	706,940	141,325	117,653	145,085	195,055

Interest-sensitivity gap	$173,397	(499,373)	(81,135)	(36,336)	14,824	775,417

Cumulative gap		(499,373)	(580,508)	(616,844)	(602,020)	173,397

Interest-sensitivity gap as % of total assets		(31.66)	(5.14)	(2.30)	.94	49.15

Cumulative gap as % of total assets		(31.66)	36.80	(39.10)	(38.16)	10.99

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 1A. Risk Factors.

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Company’s operations and results and may continue to adversely impact its results in the future.

Economic conditions in the markets in which the Company operates deteriorated significantly between early 2008 and the middle of 2010. As a result, the Company has experienced a significant reduction in its earnings when compared to historical levels. These challenges resulted primarily from provisions for loan losses and other real estate expense related to declining collateral values in the Company’s real estate construction and development loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions began to stabilize in the Company’s markets in the second half of 2010, the Company believes that it will continue to experience a somewhat, albeit less, challenging economic environment in 2012. Accordingly, the Company expects that its results of operations will continue to be negatively impacted by economic conditions in 2012. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Company in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Company could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.

Negative developments in the latter half of 2007 and throughout 2008, 2009, 2010 and 2011 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing at least into 2012. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital at reasonable prices or borrow in the debt markets compared to recent years.

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2011, approximately 90.7% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 40.2% were commercial real estate loans, 40.0% were residential real estate loans, 16.3% were construction and development loans and 3.5% were other real estate loans. In total these loans make up approximately 99% of the Company’s non-performing loans at December 31, 2011. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans have deteriorated as a result of the current adverse conditions in the real estate market within the Company’s markets. Throughout 2011, the number of newly constructed homes or lots sold in the Company’s market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers.

At December 31, 2011, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. These industries continue to experience adversity as a result of the continued sluggish economy and, as a result, an increased level of borrowers in these industries have been unable to perform their obligations under their existing loan agreements with the Company, or have suffered loan downgrades which has negatively impacted the Company’s results of operations. If the economic environment in the Company’s market does not further improve in 2012 or beyond, these industry concentrations could result in further higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause the Company’s earnings to continue to be negatively impacted. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s earnings.

The Company has increased levels of other real estate, primarily as a result of foreclosures, and it anticipates higher levels of expense related to other real estate owned.

As the Company continues to resolve non-performing real estate loans, it has increased the level of other real estate owned primarily through foreclosures acquired from builders and from residential land developers. Expense related to other real estate owned consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as the Company’s level of other real estate owned remains elevated, and also if local real estate values continue to decline, negatively affecting the Company’s results of operations.

The Company is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.

The Company’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Company outsources many of its major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third-party systems, the Company could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Company’s ability to process new and renewal loans, gather deposits and provide customer service, compromise its ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, the Company provides its customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. The Company’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect the Company’s reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

The Company operates primarily in Wilson, DeKalb, Smith and Rutherford counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets weakened during 2008 and 2009 and remained challenging in 2010 and 2011, negatively affecting the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels remained elevated in 2011. The Company cannot assure you that economic conditions in its markets will improve during 2012 or thereafter, and continued weak economic conditions in the Company’s markets could cause the Company to continue to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.

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

If the federal funds rate remains at current extremely low levels, the Company’s net interest margin, and consequently the Company’s net earnings, may be negatively impacted.

Because of significant competitive pressures in the Company’s market and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Company’s net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. The Company also expects loan pricing to remain competitive in 2012 and believes that economic factors affecting broader markets will likely result in reduced yields for the Company’s investment securities portfolio as prepayments continue to escalate. As a result, the Company’s net interest margin, and consequently its profitability, may continue to be negatively impacted in 2012 and beyond.

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

Additionally, the Company faces competition from similarly sized community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These community banks may offer higher deposit rates or lower cost loans in an effort to attract the Company’s customers, and may attempt to hire the Company’s management and employees.

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

The Company, as well as the Bank, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company or the Bank may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such changes could adversely affect the Company’s results of operations.

National or state legislation or regulation may increase the Company’s expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Company) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, the Company is still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect it. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a significant impact on the Company’s business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-five branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 802 NW Broad in Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; and a Loan Production Office at 393 Maple Street Suite 100-A in Gallatin, Tennessee. The Company plans to open a branch location at 175 East Main Street in Hendersonville, Tennessee during the fourth quarter of 2012.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. Also, the South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its Loan Production office in Gallatin, and its space in the McKendree Village which are leased. The Bank also leases space at eight locations within Wilson County, DeKalb County, Rutherford County, Davidson County, Smith County and Cannon County where it maintains and operates automatic teller machines.

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” on page 90 of the Company’s 2011 Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2011.

Item 6. Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 16 of the Company’s 2011 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 17 through 40 of the Company’s 2011 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 34 of the Company’s 2011 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 41 through 89 of the Company’s 2011 Annual Report and are incorporated herein by reference.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on page 41 of Wilson Bank Holding Company’s 2011 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2012 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (59)—Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Elmer Richerson (59)—Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Gary Whitaker (54)—Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (47)—Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.

John McDearman (43) – Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. Currently he serves as Executive Vice President, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio and the supervision of the Sumner County offices.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2012 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors – Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2012 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials filed in connection with the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2012 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2011 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003 and a four for three stock split in the form of a stock dividend paid on May 31, 2007:

	September 30,	September 30,	September 30,
Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options or Warrants	Weighted Average Exercise Price of Outstanding Options or Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders	52,708	$31.24	51,250

Equity compensation plans not approved by shareholders	—	—	—

Total	52,708	$31.24	51,250

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2012 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Director Independence” in the Company’s definitive proxy materials filed in connection with the 2012 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2012 Annual Meeting of Shareholders.

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

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ Elmer Richerson Elmer Richerson	Executive Vice President & Director	March 15, 2012

/s/ Charles Bell Charles Bell	Director	March 15, 2012

/s/ Jack W. Bell Jack W. Bell	Director	March 15, 2012

/s/ Mackey Bentley Mackey Bentley	Director	March 15, 2012

/s/ James F. Comer James F. Comer	Director	March 15, 2012

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 15, 2012

Signature	Title	Date

/s/ John B. Freeman John B. Freeman	Director	March 15, 2012

/s/ Harold R. Patton Harold R. Patton	Director	March 15, 2012

/s/ James Anthony Patton James Anthony Patton	Director	March 15, 2012

/s/ John R. Trice John R. Trice	Director	March 15, 2012

/s/ Robert T. VanHooser, Jr. Robert T. VanHooser, Jr.	Director	March 15, 2012

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and DeKalb Community Bank. (Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

2.2	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and Community Bank of Smith County. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-122534)).

3.1	Charter of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

3.2	Bylaws of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442)).*

10.2	Wilson Bank Holding Company 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-158621)).*

10.3	Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.4	Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.5	Director and Named Executive Officer Compensation Summary.*

10.6	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.7	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.8	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.9	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.10	Amendment, dated December 30, 2008, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.11	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.12	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.13	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.14	Executive Salary Continuation Agreement dated as of March 30, 2006, by and between Wilson Bank and Trust and Johnny D. Goodman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.15	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.16	Executive Salary Continuation Agreement dated as of July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2011 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Management compensatory plan or contract