Form 10-Q
period 2012-03-31
WILSON BANK HOLDING CO
filed 2012-05-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common stock outstanding: 7,346,919 shares at May 9, 2012

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Unaudited)

	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)
Assets
Loans	$1,138,427	$1,123,258
Less: Allowance for loan losses	(25,801)	(24,525)

Net loans	1,112,626	1,098,733

Securities:
Held to maturity, at cost (market value $16,101 and $15,266, respectively)	15,357	14,464
Available-for-sale, at market (amortized cost $323,786 and $309,329, respectively)	324,838	310,731

Total securities	340,195	325,195

Loans held for sale	12,690	14,775
Federal funds sold	30,710	13,215
Restricted equity securities	3,012	3,012

Total earning assets	1,499,233	1,454,930

Cash and due from banks	47,207	40,959
Bank premises and equipment, net	35,545	35,437
Accrued interest receivable	5,820	5,930
Deferred income tax asset	8,646	8,488
Other real estate	20,158	19,117
Goodwill	4,805	4,805
Other intangible assets, net	13	112
Other assets	7,402	7,592

Total assets	$1,628,829	$1,577,370

Liabilities and Shareholders’ Equity
Deposits	$1,452,697	$1,406,042
Securities sold under repurchase agreements	7,997	7,419
Accrued interest and other liabilities	8,688	6,561

Total liabilities	1,469,382	1,420,022

Shareholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,346,061 and 7,304,186 shares, respectively	14,692	14,608
Additional paid-in capital	48,330	46,734
Retained earnings	95,775	95,141
Net unrealized gains on available-for-sale securities, net of income taxes of $402 and $537, respectively	650	865

Total shareholders’ equity	159,447	157,348

Total liabilities and shareholders’ equity	$1,628,829	$1,577,370

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,273	$16,239
Interest and dividends on securities:
Taxable securities	1,358	1,461
Exempt from Federal income taxes	101	110
Interest on loans held for sale	98	54
Interest on Federal funds sold	33	15
Interest and dividends on restricted securities	42	36

Total interest income	17,905	17,915

Interest Expense:
Interest on negotiable order of withdrawal accounts	506	551
Interest on money market and savings accounts	757	690
Interest on certificates of deposits	2,670	3,442
Interest on securities sold under repurchase agreements	14	14
Interest on Federal funds purchased	1	2

Total interest expense	3,948	4,699

Net interest income before provision for loan losses	13,957	13,216
Provision for loan loss	2,256	1,969

Net interest income after provision for loan losses	11,701	11,247

Non-interest income:
Service charges on deposit accounts	1,210	1,288
Other fees and commissions	1,833	1,640
Gain on sale of loans	621	300
Gain on sale of other assets	3	—
Gain on sale of securities	23	—

Total non-interest income	3,690	3,228

Non-interest expense:
Salaries and employee benefits	5,849	5,332
Occupancy expenses, net	625	572
Furniture and equipment expense	273	247
Data processing expense	309	314
Director’s fees	202	200
Other operating expenses	2,720	3,224
Loss on sale of other assets	—	5
Loss on sale of other real estate	782	551

Total non-interest expense	10,760	10,445

Earnings before income taxes	4,631	4,030
Income taxes	1,806	1,554

Net earnings	$2,825	$2,476

Weighted avg number of shares outstanding-basic	7,331,514	7,258,143

Weighted avg number of shares outstanding-diluted	7,337,322	7,265,259

Basic earnings per common share	$0.39	$0.34

Diluted earnings per common share	$0.39	$0.34

Dividends per share	$0.30	$0.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
	(In Thousands)
Net earnings	$2,825	$2,476

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $126 and $876, respectively	(201)	1,413
Reclassification adjustment for net gains included in net earnings, net of taxes of $9 and $0, respectively	(14)	—

Other comprehensive earnings (losses)	(215)	1,413

Comprehensive earnings	$2,610	$3,889

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

Increase in Cash and Cash Equivalents

(Unaudited)

	2012	2011
	(In Thousands)
Cash flows from operating activities:
Interest received	$18,811	$18,328
Fees and commissions received	3,043	2,928
Proceeds from sale of loans held for sale	27,747	19,760
Origination of loans held for sale	(25,041)	(15,630)
Interest paid	(4,750)	(5,777)
Cash paid to suppliers and employees	(7,949)	(7,386)
Income taxes paid	(266)	(403)

Net cash provided by operating activities	11,595	11,820

Cash flows from investing activities:
Purchase of held-to-maturity securities	(1,386)	(2,025)
Purchase of available-for-sale securities	(68,490)	(4,970)
Proceeds from maturities, calls and principal payments of available for sale securities	53,278	32,542
Proceeds from sale of other real estate	1,290	1,424
Proceeds from maturities, calls and principal payments of held-to-maturity securities	475	126
Increase in loans made to customers	(19,271)	(8,097)
Purchase of premises and equipment	(476)	(598)
Proceeds from sale of other assets	12	41

Net cash provided by (used in) investing activities	(34,568)	18,443

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	71,637	24,503
Net increase (decrease) in time deposits	(24,982)	(17,306)
Decrease in securities sold under repurchase agreements	578	(384)
Dividends paid	(2,191)	(2,168)
Proceeds from sale of common stock pursuant to to dividend reinvestment plan	1,599	1,626
Proceeds from sale of common stock pursuant to exercise of stock options	75	46

Net cash provided by financing activities	46,716	6,317

Net increase in cash and cash equivalents	23,743	36,580

Cash and cash equivalents at beginning of period	54,174	38,282

Cash and cash equivalents at end of period	$77,917	$74,862

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2012 and 2011

Increase in Cash and Cash Equivalents

(Unaudited)

	2012	2011
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,825	$2,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,263	936
Stock option compensation	6	6
Provision for loan losses	2,256	1,969
Loss on sale of other real estate	782	551
Loss (gain) on sale of other assets	(3)	5
Gain on sale of securities	(23)	—
Decrease in loans held for sale	2,085	3,830
Decrease in deferred tax assets, net	(193)	(24)
Increase in taxes payable	1,733	1,175
Decrease in other assets, net	190	584
Increase in other liabilities	1,366	1,490
Decrease (increase) in interest receivable	110	(100)
Decrease in interest payable	(802)	(1,078)

Total adjustments	$8,770	$9,344

Net cash provided by operating activities	$11,595	$11,820

Supplemental schedule of non-cash activities:

Unrealized gain (loss) in value of securities available-for-sale, net of income taxes of $402 and $2,685 for the quarters ended March 31, 2012 and 2011, respectively.	$(215)	$1,413

Non—cash transfers from loans to other real estate	$3,199	$7,485

Non—cash transfers from other real estate to loans	$86	$3,972

Non-cash transfers from loans to other assets	$9	$11

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

Basis of Presentation —The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2011 Annual Report previously filed on Form 10-K.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2011 and at March 31, 2012, there were no loans classified as nonaccrual that were not also deemed to be impaired. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.

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

Recently Adopted Accounting Pronouncements

In April 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-02 A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU were effective for the quarter ended September 30, 2011 and have been applied retrospectively to the beginning of 2011. As a result of applying these amendments, the Company reviewed all substandard loans that were renewed since January 1, 2011 and identified two new loan modifications that qualified as a troubled debt restructuring. Pursuant to the guidance set forth in the standard, an impairment amount was calculated on each identified transaction consistent with the methodology followed for other impaired loans, described above.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

In September 2011, the FASB issued ASU No. 2011-8, Intangibles-Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for the Company beginning January 1, 2012. This adoption did not have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. This adoption did not have any impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. This adoption did not have an impact on the Company’s financial position or results of operations.

Other than those pronouncements discussed above, there were no other recently issued accounting pronouncements that are expected to impact the Company.

Note 2. Loans and Allowance for Loan Losses

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the Federal Deposit Insurance Corporation (“FDIC”).

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following schedule details the loans of the Company at March 31, 2012 and December 31, 2011:

	(In Thousands)
	March 31, 2012	December 31, 2011
Mortgage Loans on real estate
Residential 1-4 family	$339,104	$344,029
Multifamily	10,439	9,791
Commercial real estate	444,120	410,837
Construction and land development	175,977	166,460
Farmland	28,538	35,691
Second mortgage	13,670	14,711
Equity lines of credit	37,871	39,307

Total mortgage loans on real estate	1,049,719	1,020,826

Commercial loans	38,908	50,430

Agriculture loans	2,389	2,556

Consumer installment loans
Personal	39,281	41,521
Credit Cards	3,043	3,168

Total consumer installment loans	42,324	44,689
Other loans	7,243	6,788

	1,140,583	1,125,289

Net deferred loan fees	(2,156)	(2,031)

Total loans	1,138,427	1,123,258

Less: Allowance for loan losses	(25,801)	(24,525)

Net loans	$1,112,626	$1,098,733

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Transactions in the allowance for loan losses for the quarter ending March 31, 2012 and 2011 are summarized as follows:

	In Thousands
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
March 31, 2012

Allowance for loan losses:

Beginning balance	$5,414	$54	$8,242	$6,223	$1,829	$326	$653	$1,309	$19	$456	$24,525
Provision	452	3	1,057	717	419	—	(255)	(81)	(1)	(55)	2,256
Charge-offs	(246)	—	(515)	(77)	(34)	(47)	(41)	(203)	—	(71)	(1,234)
Recoveries	26	—	5	160	—	—	—	13	—	50	254

Ending balance	$5,646	57	8,789	7,023	2,214	279	357	1,038	18	380	25,801

Ending balance individually evaluated for impairment	$1,200	—	3,775	2,713	1,688	48	14	535	—	—	9,973

Ending balance collectively evaluated for impairment	$4,446	57	5,014	4,310	526	231	343	503	18	380	15,828

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$339,104	10,439	444,120	175,977	28,538	13,670	37,871	38,908	2,389	49,567	1,140,583

Ending balance individually evaluated for impairment	$5,454	—	16,306	8,448	4,106	156	171	620	—	—	35,261

Ending balance collectively evaluated for impairment	$333,650	10,439	427,814	167,529	24,432	13,514	37,700	38,288	2,389	49,567	1,105,322

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	In Thousands
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
December 31, 2011

Allowance for loan losses:

Beginning balance	$5,140	46	7,285	5,558	988	276	767	1,163	67	887	22,177
Provision	2,311	8	2,228	2,279	1,137	311	18	640	(47)	(207)	8,678
Charge-offs	(2,108)	—	(1,283)	(1,681)	(296)	(268)	(148)	(516)	(1)	(461)	(6,762)
Recoveries	71	—	12	67	—	7	16	22	—	237	432

Ending balance	$5,414	54	8,242	6,223	1,829	326	653	1,309	19	456	24,525

Ending balance individually evaluated for impairment	$1,053	—	3,744	2,228	1,193	41	15	754	—	—	9,028

Ending balance collectively evaluated for impairment	$4,361	54	4,498	3,995	636	285	638	555	19	456	15,497

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$344,029	9,791	410,837	166,460	35,691	14,711	39,307	50,430	2,556	51,477	1,125,289

Ending balance individually evaluated for impairment	$11,573	412	23,682	16,633	4,261	922	170	849	—	—	58,502

Ending balance collectively evaluated for impairment	$332,456	9,379	387,155	149,827	31,430	13,789	39,137	49,581	2,556	51,477	1,066,787

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

At March 31, 2012, the Company had certain impaired loans of $25,437,000 which were on non-accruing interest status. At December 31, 2011, the Company had certain impaired loans of $24,965,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at March 31, 2012 and December 31, 2011, respectively:

	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012

With no related allowance recorded:
Residential 1-4 family	$5,227	5,227	—	5,802	71
Multifamily	410	410	—	411	6
Commercial real estate	5,505	5,505	—	6,107	35
Construction	9,182	9,682	—	8,821	37
Farmland	147	147	—	74	2
Second Mortgages	729	729	—	668	1
Equity Lines of Credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$21,200	21,700	—	21,883	152

With allowance recorded:
Residential 1-4 family	$5,454	5,630	1,200	5,380	58
Multifamily	—	—	—	—	—
Commercial real estate	16,306	16,510	3,775	16,524	219
Construction	8,448	8,448	2,713	8,332	19
Farmland	4,107	4,327	1,688	4,104	24
Second Mortgages	156	156	48	236	2
Equity Lines of Credit	171	171	14	171	3
Commercial	620	620	535	735	6
Agricultural	—	—	—	—	—

Total	$35,262.00	35,862	9,973	35,482	331

Residential 1-4 family	10,681	10,857	1,200	11,182	129
Multifamily	410	410	—	411	6
Commercial real estate	21,811	22,015	3,775	22,631	254
Construction	17,630	18,130	2,713	17,153	56
Farmland	4,254	4,474	1,688	4,178	26
Second Mortgages	885	885	48	904	3
Equity Lines of Credit	171	171	14	171	3
Commercial	620	620	535	735	6
Agricultural	—	—	—	—	—

	$56,462	57,562	9,973	57,365	483

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded:

Residential 1-4 family	$6,263	6,439	—	4,670	271
Multifamily	412	412	—	414	23
Commercial real estate	6,711	6,711	—	4,461	268
Construction	8,418	8,918	—	7,327	186
Farmland	—	—	—	1,366	—
Second Mortgages	606	606	—	606	—
Equity Lines of Credit	—	—	—	93	—
Commercial	—	176	—	51	—
Agricultural	—	—	—	—	—

	$22,410	23,262	—	18,988	748

With allowance recorded:

Residential 1-4 family	$5,310	5,310	1,053	7,361	262
Multifamily	—	—	—	—	—
Commercial real estate	16,971	16,971	3,744	15,826	673
Construction	8,215	8,215	2,228	12,250	137
Farmland	4,261	4,261	1,193	3,181	129
Second Mortgages	316	316	41	199	10
Equity Lines of Credit	170	170	15	43	8
Commercial	849	849	754	928	32
Agricultural	—	—	—	—	—

Total	$36,092	36,092	9,028	39,788	1,251

Residential 1-4 family	11,573	11,749	1,053	12,031	533
Multifamily	412	412	—	414	23
Commercial real estate	23,682	23,682	3,744	20,287	941
Construction	16,633	17,133	2,228	19,577	323
Farmland	4,261	4,261	1,193	4,547	129
Second Mortgages	922	922	41	805	10
Equity Lines of Credit	170	170	15	136	8
Commercial	849	1,025	754	979	32
Agricultural	—	—	—	—	—

	$58,502	59,354	9,028	58,776	1,999

Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non-accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2012, there were $4.1 million of accruing restructured loans that remain in a performing status. At December 31, 2011, there were $4.2 million of accruing restructured loans.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Potential problem loans, which include nonperforming loans, amounted to approximately $66.2 million at March 31, 2012 compared to $67.3 million at December 31, 2011. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary federal regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

						(In Thousands)
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	& Other	Total
March 31, 2012

Credit Risk Profile by Internally Assigned Grade

Pass	321,522	9,895	421,784	157,973	24,022	12,185	37,379	38,171	2,363	49,092	1,074,386
Special Mention	10,364	53	5,923	459	309	643	342	37	5	161	18,296
Substandard	7,218	491	16,413	17,545	4,207	842	150	700	21	314	47,901
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	339,104	10,439	444,120	175,977	28,538	13,670	37,871	38,908	2,389	49,567	1,140,583

December 31, 2011

Credit Risk Profile by Internally Assigned Grade

Pass	326,406	9,245	386,765	149,451	31,251	13,158	38,803	49,385	2,534	51,010	1,058,008
Special Mention	9,537	53	7,963	459	76	517	316	37	—	157	19,115
Substandared	8,086	493	16,109	16,550	4,364	1,036	188	1,008	22	310	48,166
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	344,029	9,791	410,837	166,460	35,691	14,711	39,307	50,430	2,556	51,477	1,125,289

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Loss	Value
Debt securities:
U.S. Government-sponsored enterprises (GSEs)*	$125,501	$126	$643	$124,984
Mortgage-backed:
GSE residential	196,764	1,672	213	198,223
Obligations of states and political Subdivisions	1,521	110	—	1,631

	$323,786	$1,908	$856	$324,838

	March 31, 2012
	Securities Held-to-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Loss	Value
Debt securities:
U.S. Government-sponsored enterprises (GSEs)*	$—	$—	$—	$—
Mortgage-backed:
GSE residential	3,642	116	27	3,731
Obligations of states and political Subdivisions	11,715	655	—	12,370

	$15,357	$771	$27	$16,101

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	December 31, 2011
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Loss	Value
Debt securities:
U.S. Government-sponsored enterprises (GSEs)*	$114,819	$268	$161	114,926
Mortgage-backed:
GSE residential	192,988	1,379	201	194,167
Obligations of states and political Subdivisions	1,522	117	—	1,638

	$309,329	$1,764	$362	$310,731

	December 31, 2011
	Securities Held-to-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Loss	Value
Debt securities:
U.S. Government-sponsored enterprises (GSEs)*	$—	$—	$—	$—
Mortgage-backed:
GSE residential	$2,425	$103	$—	$2,528
Obligations of states and political Subdivisions	12,039	699	—	12,738

	$14,464	$802	$—	$15,266

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and government National Mortgage Association.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The amortized cost and estimated market value of debt securities at March 31, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$1,027	$1,047	$—	$—
Due after one year through five years	5,348	5,598	76,515	76,350
Due after five years through ten years	3,393	3,616	171,144	171,592
Due after ten years	5,589	5,840	76,127	76,896

	$15,357	$16,101	$323,786	$324,838

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
March 31, 2012
Held to Maturity Securities:
Debt securities:
U. S. Government-sponsored enterprises (GSEs)	$—	$—	—	$—	$—	—	$—	$—

Mortgage-backed:
GSE residential	1,362	27	2	—	—	—	1,362	27

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$1,362	$27	2	$—	—	—	$1,362	$27

Available-for-Sale Securities:
Debt securities:
U. S. Government- sponsored enterprises (GSEs)	$79,893	$643	21	$—	$—	—	$79,893	$643

Mortgage-backed:
GSE residential	47,973	213	11	—	—	—	47,973	213

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$127,866	$856	32	$—	$—	—	$127,866	$856

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
December 31, 2011
Held to Maturity Securities:
Debt securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$—	$—	—	$—	$—	—	$—	$—

Available-for-Sale Securities:
Debt securities:
U.S. Government and Federal agencies	$—	$—	—	$—	$—	—	$—	$—

GSEs	48,810	161	14	—	—	—	48,810	161
Mortgage-backed:
GSE residential	58,130	201	12	—	—	—	58,130	201

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$106,940	$362	26	$—	$—	—	$106,940	$362

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands
	Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$2,825	$2,476

Denominator – Weighted average number of common shares outstanding	7,331,514	7,258,143

Basic earnings per common share	$.39	$.34

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$2,825	$2,476

Denominator – Weighted average number of common shares outstanding	7,331,514	7,258,143
Dilutive effect of stock options	5,808	7,116

	7,337,322	7,265,259

Diluted earnings per common share	$.39	$.34

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2012, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2012.

As of March 31, 2012, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the state of Tennessee for the years ended December 31, 2008 through 2011.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2012 is as follows:

Commitments to extend credit	$184,023,000
Standby letters of credit	19,265,000

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Based on information currently available, management believes that it does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2012 will not have a material impact on the Company’s financial statements.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Impaired loans—A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy.

Other real estate—Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.

Other assets—Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies. The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered. The Company reflects these assets within Level 3 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value as of March 31, 2012, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands)

Fair Value Measurements at March 31, 2012

(in Thousands)	Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$324,838	$—	$324,838	$—
Cash surrender value	2,278	—	—	2,278

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2012

(in Thousands)	Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$46,489	$—	$—	$46,489
Other real estate	20,158	—	—	20,158
Repossesed assets	9	—	—	9

Changes in level 3 fair value measurements

The table below includes a roll forward of the balance sheet amounts for the three months ended March 31, 2012 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Three months ended March 31, 2012 (in thousands)

	Assets	Liabilities
Fair Value, January 1, 2012	$2,001	$—
Total realized gains included in income	14	—
Purchases, issuances and settlements, net	263	—
Transfers in and/or (out) of Level 3	—	—

Fair Value, March 31, 2012	$2,278	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2012	$—	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Cash, Due From Banks and Federal Funds Sold—The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.

Securities held to maturity—Estimated fair values for securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Loans—For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

Mortgage loans held-for-sale—Mortgage loans held-for-sale are carried at the lower of cost or fair value and are classified within Level 2 of the valuation hierarchy. The inputs for valuation of these assets are based on the anticipated sales price of these loans as the loans are usually sold within a few weeks of their origination.

Deposits, Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances—The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank and floating rate subordinated debt approximate their fair values. Fair values for certificates of deposit and fixed rate advances from the Federal Home Loan Bank are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The carrying value and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	In Thousands
	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term Investments	$77,917	77,917	$54,174	54,174
Securities available-for-sale	324,838	324,838	310,731	310,731
Securities, held to maturity	15,357	16,101	14,464	15,266
Loans, net of unearned Interest	1,138,427		1,123,258
Less: allowance for loan Losses	25,801		24,525

Loans, net of allowance	1,112,626	1,115,662	1,098,733	1,107,440

Loans held for sale	12,690	12,690	14,775	14,775
Restricted equity securities	3,012	3,012	3,012	3,012
Accrued interest receivable	5,820	5,820	5,930	5,930
Cash surrender value of life insurance	2,278	2,278	2,001	2,001
Other real estate	20,158	20,158	19,117	19,117

Financial liabilities:
Deposits	1,452,697	1,454,557	1,406,042	1,408,071
Securities sold under repurchase agreements	7,997	7,997	7,419	7,389
Accrued interest payable	2,196	2,196	2,998	2,998

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (vii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (ix) inadequate allowance for loan losses, (x) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xi) results of regulatory examinations, and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into eleven segments based on bank call reporting requirements. Each segment is then analyzed such that an allocation of the allowance is estimated for each loan segment.

The allowance allocation begins with a process of estimating the probable losses in each of the eleven loan segments. The estimates for these loans are based on our historical loss data for that category over the last eight quarters.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

Other-than-temporary Impairment. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. If management concludes that no credit loss exists and it is not more-likely-than-not that it will be required to sell the security before maturity, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

Results of Operations

Net earnings increased 14.1% to $2,825,000 for the three months ended March 31, 2012 from $2,476,000 in the first quarter of 2011. The increase in net earnings was primarily due to a 14.3% increase in non-interest income and a 5.6% increase in net interest income, partially offset by a 3.0% increase in the non-interest expense. Net yield on earning assets for the quarter ended March 31, 2012 was 3.75% as compared to 3.80% for the first quarter of 2011, reflecting an increase in average earning assets exceeding the increase in net interest income.

The average balances, interest, and average rates for the three-month periods ended March 31, 2012 and March 31, 2011 are presented in the following table:

	March 31, 2012			March 31, 2011
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense
Loans, net of unearned interest	$1,125,503	5.78%	16,273	1,093,610	5.94%	16,239

Investment securities—taxable	309,307	1.76	1,358	267,633	2.18	1,461

Investment securities—tax exempt	12,896	3.14	101	14,857	2.96	110

Taxable equivalent adjustment	—	1.62	52	—	1.53	57

Total tax-exempt investment securities	12,896	4.76	153	14,857	4.49	167

Total investment securities	322,203	1.88	1,511	282,490	2.30	1,628

Loans held for sale	12,068	3.24	98	5,148	4.20	54

Federal funds sold	30,215	.43	33	12,989	.46	15

Restricted equity securities	3,012	5.63	42	3,012	4.78	36

Total earning assets	1,493,001	4.80%	17,957	1,397,249	5.14%	17,972

Cash and due from banks	43,834			35,456

Allowance for loan losses	(25,754)			(22,325)

Bank premises and equipment	35,466			32,040

Other assets	46,314			46,846

Total assets	$1,592,861			1,489,266

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	March 31, 2012			March 31, 2011
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense
Deposits:
Negotiable order of withdrawal accounts	$262,521	0.77%	506	240,532	.92%	551
Money market demand accounts	309,563	0.72	555	260,863	.79	513
Individual retirement accounts	98,439	1.87	460	95,645	2.27	542
Other savings deposits	94,676	.85	202	63,642	1.11	177
Certificates of deposit $100,000 and over	265,087	1.68	1,116	273,632	2.12	1,453
Certificates of deposit under $100,000	281,542	1.55	1,094	296,527	1.95	1,447

Total interest-bearing deposits	1,311,828	1.20	3,933	1,230,841	1.52	4,683

Securities sold under repurchase agreements	7,303	0.77	14	5,849	.96	14
Federal funds purchased	384	1.04	1	763	1.05	2
Advances from Federal Home
Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,319,515	1.20	3,948	1,237,453	1.52	4,699

Demand deposits	108,966			102,647

Other liabilities	7,275			6,506

Stockholders’ equity	157,105			142,660

Total liabilities and stockholders’ equity	$1,592,861			$1,489,266

Net interest income			$14,009			$13,273

Net yield on earning assets (1)		3.75%			3.80%

Net interest spread (2)		3.60%			3.62%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s interest income, excluding tax equivalent adjustments, decreased $10,000, or 0.1%, to $17,905,000 during the three months ended March 31, 2012, reflecting the continuing impact of low interest rate policies initiated by the Federal Reserve Board and a growth in the lower yielding securities portfolio. The ratio of average earning assets to total average assets was 93.7% and 93.8% for the quarters ended March 31, 2012 and March 31, 2011, respectively.

Interest expense decreased $751,000, or 16.0%, to $3,948,000 for the three months ended March 31, 2012 compared to the same period in 2011. The decrease for the quarter ended March 31, 2012 was due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Interest expense declined more than interest income and resulted in an increase in net interest income, before the provision for loan losses, of $741,000, or 5.6%, for the first three months of 2012 as compared to the first quarter of 2011.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Provision for Loan Losses

The provision for loan losses was $2,256,000 and $1,969,000, respectively, for the first three months of 2012 and 2011, respectively. The increase in the provision was primarily related to management’s quarterly assessment of the adequacy of the allowance for loan losses. The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Net charge-offs of $980,000 was less than the provision by $1,276,000 which increased the allowance for loan losses to $25,801,000, an increase of 5.2% from $24,525,000 at December 31, 2011. The allowance for loan losses was 2.27% and 2.18% of total loans outstanding at March 31, 2012 and December 31, 2011, respectively.

Management believes the allowance for loan losses at March 31, 2012 to be adequate, but if economic conditions continue to deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, gains on the sale of investments, other fees and commissions, and gain on sale of loans. Total non-interest income for the three months ended March 31, 2012 increased to $3,690,000 from $3,228,000, or 14.3%, for the same period in 2011. Gain on sale of loans increased $321,000, or 106.9%, to $621,000 relating primarily to the increase in mortgage originations and refinancings which occurred during the first quarter of 2012 as compared to the first quarter of 2011. Other fees and commissions increased $193,000, or 11.8%, to $1,833,000 in the first quarter of 2012 when compared to the first quarter of 2011 relating primarily to an increase in income on brokerage accounts. Other fees and commissions include income on brokerage accounts, insurance policies sold, and various other fees. Service charges on deposit accounts decreased $78,000, or 6.0%, to $1,210,000 for the three months ended March 31, 2012 when compared to the same period in 2011. The Company expects to see a continued slight decline in service charges on deposit accounts due to the FDIC Final Overdraft Payment Supervisory Guidance.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, directors’ fees, advertising and marketing expenses, expenses associated with carrying and selling other real estate, and other operating expenses. Total non-interest expenses increased $315,000, or 3.0%, during the first three months of 2012 compared to the same period in 2011. The increase in non-interest expenses is primarily attributable to an increase in salaries and employee benefits associated with the number of employees necessary to support the Company’s operations as well as an increase in the loss on the sale of other real estate. Other operating expenses for the three months ended March 31, 2012 decreased $504,000 relating primarily to a decrease in costs associated with the disposal and maintenance of other real estate.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Income Taxes

The Company’s income tax expense was $1,806,000 for the three months ended March 31, 2012, an increase of $252,000 over the comparable period in 2011. The percentage of income tax expense to net income before taxes was 39.0% and 38.6% for the periods ended March 31, 2012 and 2011, respectively.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 3.26% to $1,628,829,000 during the three months ended March 31, 2012 from $1,577,370,000 at December 31, 2011. Loans, net of allowance for loan losses, totaled $1,112,626,000 at March 31, 2012, a 1.26% increase from $1,098,733,000 at December 31, 2011. Securities increased $15,000,000, or 4.6%, to $340,195,000 at March 31, 2012 and Federal funds sold increased $17,495,000 to $30,710,000 at March 31, 2012 from $13,215,000 at December 31, 2011, resulting from a growth in deposits that exceeded loan growth and a reduction in securities.

Total liabilities increased by 3.5% to $1,469,382,000 during the three months ended March 31, 2012 compared to $1,420,022,000 at December 31, 2011. This increase was composed primarily of a $46,655,000 increase in total deposits from $1,406,042,000 at December 31, 2011 to $1,452,697,000 at March 31, 2012. The increase in deposits included an increase in demand deposits, NOW and savings accounts of $71,637,000 offset by a decrease in time deposits of $24,982,000. Securities sold under repurchase agreements increased $578,000 during the quarter ended March 31, 2012.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2012 and December 31, 2011.

Loans on Nonaccrual Status

	In Thousands
	2012	2011
Residential 1-4 family	$1,824	2,256
Multifamily	—	—
Commercial real estate	5,214	4,995
Construction	15,231	14,378
Farmland	2,527	2,695
Second mortgages	606	606
Equity lines of credit	—	—
Commercial	35	35
Installment and other	—	—

Total	$25,437	$24,965

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Past due loans:

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days and Accruing
March 31, 2012

Residential 1-4 family	4,287	1,212	2,773	8,272	330,832	339,104	949
Multifamily	—	—	—	—	10,439	10,439	—
Commercial real estate	712	—	7,025	7,737	436,383	444,120	1,811
Construction	672	32	15,231	15,935	160,042	175,977	—
Farmland	12	214	2,527	2,753	25,785	28,538	—
Second Mortgages	717	—	630	1,347	12,323	13,670	24
Equity Lines of Credit	219	23	—	242	37,629	37,871	—
Commercial	486	35	67	588	38,320	38,908	32
Agricultural	2	42	5	49	2,340	2,389	5
Installment & other	467	136	126	729	48,838	49,567	126

Total	7,574	1,694	28,384	37,652	1,102,931	1,140,583	2,947

December 31, 2011

Residential 1-4 family	4,003	1,029	3,566	8,598	335,431	344,029	1,310
Multifamily	53	—	—	53	9,738	9,791	—
Commercial real estate	548	1,803	8,990	11,341	399,496	410,837	3,995
Construction	329	—	14,473	14,802	151,658	166,460	95
Farmland	46	—	2,695	2,741	32,950	35,691	—
Second Mortgages	49	50	640	739	13,972	14,711	34
Equity Lines of Credit	36	64	—	100	39,207	39,307	—
Commercial	64	44	148	256	50,174	50,430	113
Agricultural	24	—	—	24	2,532	2,556	—
Installment & other	303	172	123	598	50,879	451,479	123

Total	5,455	3,162	30,635	39,252	1,086,037	1,525,291	5,670

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2012 totaled $28,384,000, a decrease from $30,635,000 at December 31, 2011. The decrease in non-performing loans during the three months ended March 31, 2012 of $2,251,000 is due primarily to a decrease in non-performing real estate mortgage loans of $803,000, a decrease in commercial real estate loans of $1,965,000, a decrease in non-performing commercial, agricultural and consumer loans of $73,000, and a decrease in non-performing farmland loans of $168,000 off-set in part by an increase in non-performing construction real estate mortgage loans of $758,000. The decrease in non-performing loans relates primarily to the transfer of two large loan relationships to other real estate. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The decrease in impaired loans in the three months ended March 31, 2012 was primarily due to foreclosure of two large properties. The Company’s market areas continue to experience a weakened residential and commercial real estate market. Home builders and developers continue to experience stress during the current challenging economic environment due to a combination of reduced demand for residential real estate and the resulting price and collateral value declines. Housing starts in the Company’s market areas are at very low levels. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that a loss will be incurred. Net charge-offs for the three months ended March 31, 2012 were $980,000 as compared to $2,098,000 for the three months ended March 31, 2011, a decrease of 53.3%.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $110,370,000 ($110,120,000 related to real property and $250,000 related to various other types of loans). The internally classified loans have decreased $1,084,000, or 1.6%, from $67,281,000 at December 31, 2011. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at March 31, 2012 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development, that are internally classified totaled $37,563,000 and $37,235,000 at March 31, 2012 and December 31, 2011, respectively, have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current challenging economic environment due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas are at very low levels. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operation. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At March 31, 2012, the Company’s liquid assets totaled $283,940,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze its rate sensitivity position. These meetings focus on the spread between the Company’s cost of funds and interest yields generated primarily through loans and investments.

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4,039,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2012, loans totaling approximately $265.3 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $173.9 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At March 31, 2012, we had unfunded loan commitments outstanding of $184.0 million and outstanding standby letters of credit of $19.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2012, total shareholders’ equity was $159,447,000, or 9.8% of total assets, which compares with $157,348,000, or 10.0% of total assets at December 31, 2011. The dollar increase in shareholders’ equity during the three months ended March 31, 2012 results from the Company’s net income of $2,825,000, proceeds from the issuance of common stock related to exercise of stock options of $75,000, the net effect of a $350,000 unrealized loss on investment securities less applicable income taxes of $135,000, cash dividends declared of $2,191,000, of which $1,599,000 was reinvested under the Company’s dividend reinvestment plan, and $6,000 related to stock option compensation.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which Wilson Bank has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Under the Federal Reserve’s regulations, for a bank holding company, like the Company, to be considered “well capitalized” it must maintain a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level. In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained by most bank holding companies.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

As of March 31, 2012 and December 31, 2011, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011, are also presented in the tables.

			Minimum Capital		Minimum To Be Well Capitalized Under Applicable Regulatory
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2012:
Total capital to risk weighted assets:
Consolidated	$169,171	14.0%	$96,669	8.0%	$120,836	10.0%
Wilson Bank	168,007	14.0	96,004	8.0	120,005	10.0

Tier 1 capital to risk weighted assets:
Consolidated	153,979	12.8	48,118	4.0	$72,178	6.0
Wilson Bank	152,815	12.7	48,131	4.0	72,196	6.0

Tier 1 capital to average assets:
Consolidated	153,979	9.7	63,496	4.0	N/A	N/A
Wilson Bank	152,815	9.6	63,673	4.0	79,591	5.0

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

			Minimum Capital		Minimum To Be Well Capitalized Under Applicable Regulatory
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2011:
Total capital to risk weighted assets:
Consolidated	$166,534	14.0%	$95,162	8.0%	$118,953	10.0%
Wilson Bank	164,775	13.9	94,835	8.0	118,543	10.0

Tier 1 capital to risk weighted assets:
Consolidated	151,566	12.8	47,364	4.0	71,047	6.0
Wilson Bank	149,817	12.6	47,561	4.0	71,341	6.0

Tier 1 capital to average assets:
Consolidated	151,566	9.7	62,501	4.0	N/A	N/A
Wilson Bank	149,817	9.6	62,424	4.0	78,030	5.0

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

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both short-term and long-term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

There have been no material changes in reported market risks during the three months ended March 31, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None
(b)	Not applicable.
(c)	None

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None
(b)	Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101   Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY (Registrant)

DATE: May 9, 2012	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 9, 2012	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer