Form 10-Q
period 2012-06-30
WILSON BANK HOLDING CO
filed 2012-08-07
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Common stock outstanding: 7,386,156 shares at August 8, 2012.

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(Unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
Assets
Loans	$1,134,235	$1,123,258
Less: Allowance for loan losses	(25,267)	(24,525)

Net loans	1,108,968	1,098,733

Securities:
Held to maturity, at cost (market value $16,187 and $15,266, respectively)	15,410	14,464
Available-for-sale, at market (amortized cost $343,462 and $309,329, respectively)	345,733	310,731

Total securities	361,143	325,195

Loans held for sale	6,412	14,775
Federal funds sold	19,365	13,215
Restricted equity securities	3,012	3,012

Total earning assets	1,498,900	1,454,930

Cash and due from banks	50,038	40,959
Bank premises and equipment, net	35,449	35,437
Accrued interest receivable	5,604	5,930
Deferred income tax asset	8,205	8,488
Other real estate	18,256	19,117
Other assets	8,034	7,592
Goodwill	4,805	4,805
Other intangible assets, net	—	112

Total assets	$1,629,291	$1,577,370

Liabilities and Shareholders’ Equity
Deposits	$1,450,773	$1,406,042
Securities sold under repurchase agreements	8,374	7,419
Accrued interest and other liabilities	6,739	6,561

Total liabilities	1,465,886	1,420,022

Shareholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,348,693 and 7,304,186 shares, respectively	14,697	14,608
Additional paid-in capital	48,383	46,734
Retained earnings	98,924	95,141

Net unrealized losses on available-for-sale securities, net of income taxes of $870 and $537, respectively	1,401	865

Total shareholders’ equity	163,405	157,348

Total liabilities and shareholders’ equity	$1,629,291	$1,577,370

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,479	$16,585	$32,752	$32,824
Interest and dividends on securities:
Taxable securities	1,428	1,385	2,786	2,846
Exempt from Federal income taxes	101	104	202	214
Interest on loans held for sale	93	51	191	105
Interest on Federal funds sold	30	27	63	42
Interest and dividends on restricted securities	35	29	77	65

Total interest income	18,166	18,181	36,071	36,096

Interest expense:
Interest on negotiable order of withdrawal accounts	508	556	1,014	1,107
Interest on money market and savings accounts	699	736	1,456	1,426
Interest on certificates of deposit	2,354	3,151	5,024	6,593
Interest on securities sold under repurchase agreements	14	13	28	27
Interest on Federal funds purchased	1	—	2	2

Total interest expense	3,576	4,456	7,524	9,155

Net interest income before provision for loan losses	14,590	13,725	28,547	26,941
Provision for loan losses	2,210	2,618	4,466	4,587

Net interest income after provision for loan losses	12,380	11,107	24,081	22,354

Non-interest income:
Service charges on deposit accounts	1,156	1,330	2,366	2,618
Other fees and commissions	1,970	1,811	3,803	3,451
Gain on sale of loans	813	418	1,434	718
Gain (loss) on sale of other assets	3	(1)	6	(6)
Gain on sale of securities	236	—	259	—
Other income	3	—	3	—

Total non-interest income	4,181	3,558	7,871	6,781
Non-interest expense:
Salaries and employee benefits	5,995	5,649	11,844	10,981
Occupancy expenses, net	644	619	1,269	1,191
Furniture and equipment expense	258	281	531	528
Data processing expense	405	369	714	683
Directors’ fees	171	173	373	373
Other operating expenses	3,164	2,842	5,884	6,066
Loss on sale of other real estate	802	449	1,584	1,000

Total non-interest expense	11,439	10,382	22,199	20,822

Earnings before income taxes	5,122	4,283	9,753	8,313
Income taxes	1,973	1,668	3,779	3,222

Net earnings	$3,149	2,615	5,974	5,091

Weighted average number of shares outstanding-basic	7,347,346	7,268,537	7,339,430	7,263,342

Weighted average number of shares outstanding-diluted	7,352,911	7,276,085	7,344,193	7,270,286

Basic earnings per common share	$.43	$.36	$.81	$.70

Diluted earnings per common share	$.43	$.36	$.81	$.70

Dividends per share	$—	$—	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2012 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Net earnings	$3,149	$2,615	$5,974	$5,091

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $558, $990, $432 and $1,866, respectively	897	1,596	696	3,009

Reclassification adjustment for net gains included in net earnings, net of taxes of $90, $0, $99, and $0, respectively	(146)	—	(160)	—

Other comprehensive earnings	751	1,596	536	3,009

Comprehensive earnings	$3,900	$4,211	$6,510	$8,100

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	(In Thousands)
Cash flows from operating activities:
Interest received	$38,011	$37,228
Fees and commissions received	6,169	6,069
Proceeds from sale of loans held for sale	61,424	40,071
Other income	3	—
Origination of loans held for sale	(51,627)	(37,915)
Interest paid	(8,491)	(10,285)
Cash paid to suppliers and employees	(17,785)	(15,672)
Income taxes paid	(5,111)	(3,348)

Net cash provided by operating activities	22,593	16,148

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to- maturity securities	730	1,515
Proceeds from maturities, calls, and principal payments of available-for-sale securities	112,591	74,866
Purchase of held-to-maturity securities	(1,728)	(2,891)
Purchase of available-for-sale securities	(148,027)	(38,616)
Loans made to customers, net of repayments	(20,590)	(33,400)
Purchase of premises and equipment	(728)	(1,661)
Proceeds from sale of other real estate	5,144	2,785
Proceeds from sale of other assets	25	52

Net cash provided by (used in) investing activities	(52,583)	2,650

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	69,833	1,186
Net increase (decrease) in time deposits	(25,102)	6,799
Increase (decrease) in securities sold under repurchase agreements	955	(234)
Dividends paid	(2,191)	(2,168)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,599	1,626
Proceeds from exercise of stock options	125	71
Repurchase of common stock	—	(94)

Net cash provided by financing activities	45,219	7,186

Net increase in cash and cash equivalents	15,229	25,984

Cash and cash equivalents at beginning of period	54,174	38,282

Cash and cash equivalents at end of period	$69,403	$64,266

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$5,974	$5,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,442	1,769
Provision for loan losses	4,466	4,587
Stock option compensation	14	12
Loss on sale of other real estate	1,584	1,000
Gain (loss) on sale of other assets	(6)	6
Security gains	(259)	—
Decrease in loans held for sale	8,363	1,438
Decrease in interest receivable	326	245
Increase in deferred tax assets	(220)	(48)
Decrease (increase) in other assets, net	(439)	315
Decrease in taxes payable	(1,112)	(78)
Increase in other liabilities	2,427	2,941
Decrease in interest payable	(967)	(1,130)

Total adjustments	16,619	11,057

Net cash provided by operating activities	$22,593	$16,148

Supplemental schedule of non-cash activities:

Unrealized gain in values of securities available-for-sale, net of taxes of $333 and $1,866, for the six months ended June 30, 2012 and 2011, respectively	$536	$3,009

Non-cash transfers from loans to other real estate	$6,085	$8,191

Non-cash transfers from other real estate to loans	$218	$3,972

Non-cash transfers from loans to other assets	$22	$47

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with Wilson Bank Holding Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to Wilson Bank Holding Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2011 and at June 30, 2012, there were no loans classified as nonaccrual that were not also deemed to be impaired. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.

Allowance for Loan Losses — The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, loss experience of various loan segments, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.

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

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of fiscal 2012 and will be applied prospectively. This adoption did not have an impact on the Company’s financial position or results of operations.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. This adoption did not have any impact on the Company’s financial position or results of operations.

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

Note 2. Loans and Allowance for Loan Losses

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following schedule details the loans of the Company at June 30, 2012 and December 31, 2011:

	(In Thousands)
	June 30, 2012	December 31, 2011
Mortgage loans on real estate
Residential 1-4 family	$338,045	344,029
Multifamily	10,497	9,791
Commercial	443,747	422,531
Construction and land development	181,963	166,460
Farmland	26,754	35,691
Second mortgages	13,502	14,711
Equity lines of credit	38,007	39,307

Total mortgage loans on real estate	1,052,515	1,032,520

Commercial loans	35,884	38,736

Agricultural loans	2,476	2,556

Consumer installment loans:
Personal	39,054	41,521
Credit cards	2,959	3,168

Total consumer installment loans	42,013	44,689

Other loans	3,713	6,788

	1,136,601	1,125,289

Net deferred loan fees	(2,366)	(2,031)

Total loans, net of deferred loan fees	1,134,235	1,123,258

Less: Allowance for loan losses	(25,267)	(24,525)

Net Loans	$1,108,968	$1,098,733

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Transactions in the allowance for loan losses for the six months ended June 30, 2012 and year ended December 31, 2011 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
June 30, 2012

Allowance for loan losses:

Beginning balance	$5,414	54	8,242	6,223	1,829	326	653	1,309	19	456	24,525
Provision	773	4	2,211	1,889	162	14	(32)	(610)	7	48	4,466
Charge-offs	(475)	—	(1,233)	(1,567)	(424)	(47)	(41)	(208)	—	(144)	(4,139)
Recoveries	33	—	63	164	7	—	—	54	—	94	415

Ending balance	$5,745	58	9,283	6,709	1,574	293	580	545	26	454	25,267

Ending balance individually evaluated for impairment	$1,350	—	3,422	1,957	1,048	49	36	160	—	—	8,022

Ending balance collectively evaluated for impairment	$4,395	58	5,861	4,752	526	244	544	385	26	454	17,245

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$338,045	10,497	443,747	181,963	26,754	13,502	38,007	35,884	2,476	45,726	1,136,601

Ending balance individually evaluated for impairment	$10,686	—	21,433	14,999	2,847	882	275	245	—	—	51,367

Ending balance collectively evaluated for impairment	$327,359	10,497	422,314	166,964	23,907	12,620	37,732	35,639	2,476	45,726	1,085,234

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
December 31, 2011

Allowance for loan losses:

Beginning balance	$5,140	46	7,285	5,558	988	276	767	1,163	67	887	22,177
Provision	2,311	8	2,228	2,279	1,137	311	18	640	(47)	(207)	8,678
Charge-offs	(2,108)	—	(1,283)	(1,681)	(296)	(268)	(148)	(516)	(1)	(461)	(6,762)
Recoveries	71	—	12	67	—	7	16	22	—	237	432

Ending balance	$5,414	54	8,242	6,223	1,829	326	653	1,309	19	456	24,525

Ending balance individually evaluated for impairment	$1,053	—	3,744	2,228	1,193	41	15	754	—	—	9,028

Ending balance collectively evaluated for impairment	$4,361	54	4,498	3,995	636	285	638	555	19	456	15,497

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	-6	—	—	—	—	—	—

Loans:

Ending balance	$344,029	9,791	422,531	166,460	35.6916	14,711	39,307	38,736	2,556	51,477	1,125,289

Ending balance individually evaluated for impairment	$11,573	412	23,682	16,633	.4,2616	922	170	849	—	—	58,502

Ending balance collectively evaluated for impairment	$332,456	9,379	398,849	149,827	,31.4306	13,789	39,137	37.887	2,556	51,477	1,066,787

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	-6	—	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

At June 30, 2012, the Company had certain impaired loans of $22,101,000 which were on non- accruing interest status. At December 31, 2011, the Company had certain impaired loans of $24,965,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2012 and December 31, 2011.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012

With no related allowance recorded:
Residential 1-4 family	$4,479	4,479	—	4,853	120
Multifamily	—	—	—	205	—
Commercial real estate	5,500	5,500	—	6,003	64
Construction	9,430	9,430	—	9,306	34
Farmland	—	—	—	74	—
Second mortgages	728	728	—	729	4
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$20,137	20,137	—	21,170	222

With allowance recorded:
Residential 1-4 family	$6,207	6,207	1,350	5,831	137
Multifamily	—	—	—	—	—
Commercial real estate	15,933	15,933	3,422	16,466	261
Construction	5,569	5,568	1,957	7,008	31
Farmland	2,847	2,847	1,048	3,477	27
Second mortgages	154	154	49	155	—
Equity lines of credit	275	275	36	223	8
Commercial	245	245	160	433	—
Agricultural	—	—	—	—	—

	$31,230	31,229	8,022	33,593	464

Total
Residential 1-4 family	$10,686	10,686	1,350	10,684	257
Multifamily	—	—	—	205	—
Commercial real estate	21,433	21,433	3,422	22,469	325
Construction	14,999	14,998	1,957	16,314	65
Farmland	2,847	2,847	1,048	3,551	27
Second mortgages	882	882	49	884	4
Equity lines of credit	275	275	36	223	8
Commercial	245	245	160	433	—
Agricultural	—	—	—	—	—

	$51,367	51,366	8,022	54,763	686

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011

With no related allowance recorded:
Residential 1-4 family	$6,263	6,439	—	4,670	271
Multifamily	412	412	—	414	23
Commercial real estate	6,711	6,711	—	4,461	268
Construction	8,418	8,918	—	7,327	186
Farmland	—	—	—	1,366	—
Second mortgages	606	606	—	606	—
Equity lines of credit	—	—	—	93	—
Commercial	—	176	—	51	—
Agricultural	—	—	—	—	—

	$22,410	23,262	—	18,988	748

With allowance recorded:
Residential 1-4 family	$5,310	5,310	1,053	7,361	262
Multifamily	—	—	—	—	—
Commercial real estate	16,971	16,971	3,744	15,826	673
Construction	8,215	8,215	2,228	12,250	137
Farmland	4,261	4,261	1,193	3,181	129
Second mortgages	316	316	41	199	10
Equity lines of credit	170	170	15	43	8
Commercial	849	849	754	928	32
Agricultural	—	—	—	—	—

	$36,092	36,092	9,028	39,788	1,251

Total
Residential 1-4 family	$11,573	11,749	1,053	12,031	533
Multifamily	412	412	—	414	23
Commercial real estate	23,682	23,682	3,744	20,287	941
Construction	16,633	17,133	2,228	19,577	323
Farmland	4,261	4,261	1,193	4,547	129
Second mortgages	922	922	41	805	10
Equity lines of credit	170	170	15	136	8
Commercial	849	1,025	754	979	32
Agricultural	—	—	—	—	—

	$58,502	$59,354	9,028	58,776	1,999

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012			December 31, 2011
			Post			Post
			Modification			Modification
		Pre Modification Outstanding Recorded	Outstanding		Pre Modification Outstanding Recorded	Outstanding
			Recorded			Recorded
			Investment,			Investment,
	Number of		Net of Related	Number of		Net of Related
	Contracts	Investment	Allowance	Contracts	Investment	Allowance
Residential 1-4 family	1	$404	$404	1	$3,938	$3,088
Multifamily	—	—	—	—	—	—
Commercial real estate	1	421	421	—	—	—
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	1	245	95
Agricultural, installment and other	—	—	—	—	—	—

Total	2	$825	$825	1	$4,183	$3,088

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Potential problem loans, which include nonperforming loans, amounted to approximately $60.4 million at June 30, 2012 compared to $67.3 million at December 31, 2011. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers have caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary federal regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
June 30, 2012

Credit Risk Profile by Internally Assigned Grade

Pass	$321,119	10,444	421,834	166,614	23,694	12,008	37,385	35,528	2,449	45,150	1,076,225
Special Mention	9,900	53	6,346	249	77	657	445	35	5	202	17,969
Substandard	7,026	—	15,567	15,100	2,983	837	177	321	22	374	42,407
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$338,045	10,497	443,747	181,963	26,754	13,502	38,007	35,884	2,476	45,726	1,136,601

December 31, 2011

Credit Risk Profile by Internally Assigned Grade

Pass	$326,406	9,245	398,459	149,451	31,251	13,158	38,803	37,691	2,534	51,010	1,058,008
Special Mention	9,537	53	7,963	459	76	517	316	37	—	157	19,115
Substandard	8,086	493	16,109	16,550	4,364	1,036	188	1,008	22	310	48,166
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$344,029	9,791	422,531	166,460	35,691	14,711	39,307	38,736	2,556	51,477	1,125,289

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012 Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$134,181	$502	$28	$134,655
Mortgage-backed:
GSE residential	201,787	1,943	202	203,528
Obligations of states and political subdivisions	7,494	97	41	$7,550

	$343,462	$2,542	$271	$345,733

	June 30, 2012 Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
GSE residential	$3,450	$137	$—	$3,587
Obligations of states and political subdivisions	11,960	646	6	12,600

	$15,410	$783	$6	$16,187

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and government National Mortgage Association.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	December 31, 2011 Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$114,819	$268	$161	$114,926
Mortgage-backed:
GSE residential	192,989	1,379	201	194,167
Obligations of states and political subdivisions	1,521	117	—	1,638

	$309,329	$1,764	$362	$310,731

	December 31, 2011 Securities Held-To-Maturity
	In Thousands
Mortgage-backed:
GSE residential	$2,425	$103	$—	$2,528
Obligations of states and political subdivisions	12,039	699	—	12,738

	$14,464	$802	$—	$15,266

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and government National Mortgage Association.

The amortized cost and estimated market value of debt securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$1,743	$1,772	$—	$—
Due after one year through five years	5,867	6,194	52,379	52,495
Due after five years through ten years	2,695	2,856	192,133	193,511
Due after ten years	5,105	5,365	98,950	99,727

	$15,410	$16,187	$343,462	$345,733

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2012	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	335	6	1	—	—	—	335	6

	$335	$6	1	$—	—	—	$335	$6

Available-for-Sale Securities:
U.S. Government — Sponsored enterprises (GSEs)	$11,471	$28	4	$—	$—	—	$11,471	$28

Mortgage-backed:
GSE residential	35,405	202	11	—	—	—	35,405	202

Obligations of states and political subdivisions	3,733	41	9	—	—	—	3,733	41

	$50,609	$271	24	$—	$—	—	$50,609	$271

	In Thousands, Except Number of Securities
	Less than 12 Months
December 31, 2011	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$—	$—	—	$—	—	—	$—	$—

Available-for-Sale Securities:
U.S. Government — Sponsored enterprises (GSEs)	48,810	161	14	—	—	—	48,810	161

Mortgage-backed:
GSE residential	58,130	201	12	—	—	—	58,130	201

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$106,940	$362	26	$—	—	—	$106,940	$362

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Because the Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator — Earnings available to common stockholders	$3,149	$2,615	$5,974	$5,091

Denominator — Weighted average number of common shares outstanding	7,347,346	7,268,537	7,339,430	7,263,342

Basic earnings per common share	$.43	$.36	$.81	$.70

Diluted EPS Computation:
Numerator — Earnings available to common stockholders	$3,149	$2,615	$5,974	$5,091

Denominator — Weighted average number of common shares outstanding	7,347,346	7,268,537	7,339,430	7,263,342
Dilutive effect of stock options	5,565	7,548	4,763	6,944

	7,352,911	7,276,085	7,344,193	7,270,286

Diluted earnings per common share	$.43	$.36	$.81	$.70

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2012, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2012.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

As of June 30, 2012, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the state of Tennessee for the years ended December 31, 2008 through 2011 and the IRS for the years ended December 31, 2007 through 2011.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2012 is as follows:

Commitments to extend credit	$199,717,000
Standby letters of credit	23,151,000

The Company originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. These sales are typically on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans held for sale are underwritten by the Company, including HUD/VA loans.

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2012 will not have a material impact on the Company’s financial statements.

Note 7. Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures.” which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

Impaired loans — A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value, such as collateral values and the borrowers underlying financial condition.

Other real estate — Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the fair value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property specific and sensitive to the changes in the overall economic environment.

Other assets — Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies. The carrying amount of the cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

financial performance of the policies and the amount the Company would receive should the policies be surrendered. The Company reflects these assets within Level 3 of the valuation hierarchy due to unobservable inputs included in the valuation of these items.

The following tables present the financial instruments carried at fair value as of June 30, 2012 and December 31, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2012

(in Thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$345,733	$—	$345,733	$—
Cash surrender value of life insurance	2,276	—	—	2,276

Fair Value Measurements at December 31, 2011

(in Thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$310,731	$—	$310,731	$—
Cash surrender value of life insurance	2,001	—	—	2,001

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2012

(in Thousands)	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$43,345	$—	$—	$43,345
Other real estate	18,256	—	—	18,256
Repossesed assets	12	—	—	12

Fair Value Measurements at December 31, 2011

(in Thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$49,474	$—	$—	$49,474
Other real estate	19,117	—	—	19,117
Repossesed assets	9	—	—	9

Changes in level 3 fair value measurements

The table below includes a roll forward of the balance sheet amounts for the six months ended June 30, 2012 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

The following table presents, for the six months ended June 30, 2012 and 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Fair value, January 1	$2,001	$—	$1,554	$—
Total realized gains inluded in income	12	—	30	—
Purchases, issuances and settlements, net	263	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Fair value, June 30	$2,276	$—	1,584	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$—	$—	$—	$—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash, Due From Banks and Federal Funds Sold — The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.

Securities held to maturity — Estimated fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, then fair values are estimated using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

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

Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the lower of cost or fair value. The estimate of fair value is equal to the carrying value of these loans as they are usually sold within a few weeks of their origination.

Deposits, Securities Sold Under Agreements to Repurchase — The carrying amounts of demand deposits, savings deposits, and securities sold under agreements to repurchase approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

Off- Balance Sheet Instruments — The fair values of the Company’s off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company’s until such commitments are funded.

The following table presents the carrying amounts, estimated fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	In Thousands
	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term Investments	$69,403	69,403	$54,174	54,174
Securities available-for-sale	345,733	345,733	310,731	310,731
Securities held to maturity	15,410	16,187	14,464	15,266
Loans, net of unearned interest	1,134,235		1,123,258
Less: allowance for loan losses	25,267		24,525

Loans, net of allowance	1,108,968	1,123,663	1,098,733	1,107,440

Loans held for sale	6,412	6,412	14,775	14,775
Restricted equity securities	3,012	3,012	3,012	3,012
Accrued interest receivable	5,604	5,604	5,930	5,930
Cash surrender value of life insurance	2,276	2,276	2,001	2,001
Other real estate	18,256	18,256	19,117	19,117

Financial liabilities:

Deposits	1,450,773	1,451,645	1,406,042	1,408,071
Securities sold under repurchase agreements	8,374	8,376	7,419	7,389
Accrued interest payable	2,031	2,031	2,998	2,998

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from recently proposed changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, and (xiii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from our mergers with Dekalb Community Bank and Community Bank of Smith County in 2005 have been critical to the determination of our financial position and results of operations. There have been significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The estimated loan loss allocation for all eleven loan portfolio segments is then adjusted for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These environmental factors are considered for each of the twelve loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.

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

Results of Operations

Net earnings increased 17.3% to $5,974,000 for the six months ended June 30, 2012 from $5,091,000 in the first six months of 2011. Net earnings were $3,149,000 for the quarter ended June 30, 2012, an increase of $534,000, or 20.4%, from $2,615,000 for the three months ended June 30, 2011 and an increase of $324,000, or 11.5%, over the quarter ended March 31, 2012. The increase in net earnings during the six months ended June 30, 2012 as compared to the prior year period was primarily due to a 6.0% increase in net interest income and a 16.0% increase in non-interest income, offset in part by a 6.6% increase in non-interest expense. Net yield on earning assets for the six months ended June 30, 2012 was 3.81% as compared to 3.83% for the first six months of 2011. The decrease in net interest yield for the six months ended June 30, 2012 reflects an increase in average earning assets exceeding the increase in net interest income.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The average balances, interest, and average rates for the six-month periods ended June 30, 2012 and June 30, 2011 are presented in the following table:

	June 30, 2012			June 30, 2011
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest	$1,126,461	5.82%	32,752	$1,100,888	5.96%	32,824

Investment securities — taxable	320,048	1.74	2,786	259,049	2.20	2,846

Investment securities — tax exempt	13,504	2.99	202	12,908	3.32	214

Taxable equivalent adjustment	—	1.54	104	—	1.70	110

Total tax-exempt investment securities	13,548	4.53	306	12,908	5.02	324

Total investment securities	333,552	1.85	3,092	271,957	2.33	3,170

Loans held for sale	10,929	3.50	191	5,613	3.74	105

Federal funds sold	29,669	.43	63	32,521	.26	42

Restricted equity securities	3,012	5.08	77	3,012	4.32	65

Total earning assets	1,503,623	4.81%	36,175	1,413,991	5.12%	36,206

Cash and due from banks	43,998			23,779

Allowance for loan losses	(26,036)			(22,664)

Bank premises and equipment	35,473			32,332

Other assets	46,154			44,504

Total assets	$1,603,212			$1,491,942

	June 30, 2012			June 30, 2011
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$267,598	.76%	1,014	$238,851	0.93%	1,107
Money market demand accounts	314,740	.67	1,058	263,682	0.80	1,050
Individual retirement accounts	98,685	1.80	890	96,315	2.20	1,061
Other savings deposits	95,620	.83	398	66,823	1.13	376
Certificates of deposit $100,000 and over	262,330	1.60	2,104	270,565	2.06	2,786
Certificates of deposit under $100,000	277,395	1.46	2,030	293,887	1.87	2,746

Total interest-bearing deposits	1,316,368	1.14	7,494	1,230,123	1.48	9,126

Securities sold under repurchase agreements	7,591	.73	28	5,784	0.93	27
Federal funds purchased	204	1.76	2	414	0.97	2
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,324,163	1.14	7,524	1,236,321	1.48	9,155

Demand deposits	112,804			104,410

Other liabilities	7,434			6,674

Stockholders’ equity	158,811			144,537

Total liabilities and stockholders’ equity	$1,603,212			$1,491,942

Net interest income			$28,651			$27,051

Net yield on earning assets (1)		3.81%			3.83%

Net interest spread (2)		3.67%			3.64%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $25,000, or 0.1%, during the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in total interest income was $15,000, or 0.1%, for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. Interest income for the second quarter of 2012 increased $261,000, or 1.5%, over the first three months of 2012. The decrease in the first six months of 2012 was primarily attributable to the continuing impact of low interest rate policies initiated by the Federal Reserve Board and the growth in the Company’s lower yielding securities portfolio outpacing the Company’s loan growth. The ratio of average earning assets to total average assets was 93.8% and 94.8% for the six months ended June 30, 2012 and June 30, 2011, respectively.

Interest expense decreased $1,631,000, or 17.8%, for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease was $880,000, or 19.7%, for the three months ended June 30, 2012 as compared to the same period in 2011. Interest expense decreased $372,000, or 9.4%, for the quarter ended June 30, 2012 over the first three months of 2012. The decrease for the quarter ended June 30, 2012 and for the six months ended June 30, 2012 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificate of deposits to transaction and money market accounts.

Interest expense declined more than interest income which resulted in an increase in net interest income, before the provision for loan losses, of $1,606,000, or 6.0%, for the first six months of 2012 as compared to the same period in 2011. The increase was $865,000, or 6.3%, for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. When compared to the first quarter of 2012, the Company experienced an increase of $633,000, or 4.5% in net interest income.

Provision for Loan Losses

The provision for loan losses was $4,466,000 and $4,587,000 for the first six months of 2012 and 2011, respectively. The provision for loan losses during the three month periods ended June 30, 2012 and 2011 was $2,210,000 and $2,618,000, respectively. The decrease in the provision in the second quarter of 2012 and first six months of 2012 in comparison to the comparable periods in 2011 was primarily related to management’s quarterly assessment of the adequacy of the allowance for loan losses. The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $25,267,000, an increase of 3.0% from $24,525,000 at December 31, 2011 and an increase of $534,000, or 2.1%, from March 31, 2012. The allowance for loan losses was 2.22%, 2.27%, and 2.18% of total loans at June 30, 2012, March 31, 2012, and December 31, 2011, respectively.

Management believes the allowance for loan losses at June 30, 2012 to be adequate, but if economic conditions continue to deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2012 increased 16.1% to $7,871,000 from $6,787,000 for the same period in 2011. Total non-interest income increased $623,000, or 17.5%, during the quarter ended June 30, 2012 compared to the second quarter in 2011 and there was an increase of $491,000, or 13.3%, over the first three months of 2012. Gain on sale of loans increased $716,000, or 99.7%, during the six months ended June 30, 2012 compared to the same period in 2011. Gain on sale of loans increased $395,000, or 94.5%, during the quarter ended June 30, 2012 compared to the same quarter in 2011. The increase in gain on sale of loans during the first six months and first quarter of 2012 both related primarily to the increase in mortgage originations and refinancing which occurred during the first half of 2012. The Company’s non-interest income in 2012 increased from the first six months of 2011 in part due to gains of $259,000 recognized on sale of investments from portfolio restructuring in the 2012 period. Service charges on deposit accounts decreased $252,000, or 9.6%, during the six months ended June 30, 2012 compared to the same period in 2011 and decreased $174,000, or 13.1%, during the quarter ended June 30, 2012 compared to the second quarter of 2011 as a result of consumers continuing to slow their spending due to the current economic environment. The Company expects to see a continued slight decline in service charges on deposit accounts due to the FDIC Final Overdraft Payment Supervisory Guidance. Other fees and commissions increased $352,000, or 10.2%, during the six months ended June 30, 2012 compared to the same period in 2011. The increase was $159,000, or 8.8%, during the quarter ended June 30, 2012 compared to the second quarter of 2011 and there was an increase of $137,000, or 7.5%, over the first three months of 2012. Other fees and commissions include income on brokerage accounts, insurance policies sold, debit card interchange fee income, and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, data processing expenses, director’s fees, loss on sale of other assets, loss on sale of real estate and other operating expenses. Total non-interest expense increased $1,377,000, or 6.6%, during the first six months of 2012 compared to the same period in 2011. The increase for the quarter ended June 30, 2012 was $1,057,000, or 10.2%, as compared to the comparable quarter in 2011. The Company experienced an increase of $679,000, or 6.3%, in non-interest expenses in the second quarter of 2012 as compared to the first three months of 2012. The increase in non-interest expenses when compared to the comparable period in 2011 is primarily attributable to an increase in employee salaries and benefits associated with the number of employees necessary to support the company’s operations as well as the increase of loss on the sale of other real estate in 2012. Other operating expenses for the six months ended June 30, 2012 decreased to $5,884,000 from $6,066,000 for the comparable period in 2011. The decrease in other operating expenses for the six months ended June 30, 2012 is primarily attributable to a decrease in costs associated with the disposal and maintenance of other real estate. Other operating expenses increased $322,000, or 11.3%, during the quarter ended June 30, 2012 as compared to the same period in 2011. The increase in other operating expenses for the quarter ended June 30, 2012 as compared to the same period in 2011 is primarily attributable to an increase in debit card interchange expenses charged to the bank. This increase is off-set by an increase in debit card interchange fee income.

Income Taxes

The Company’s income tax expense was $3,779,000 for the six months ended June 30, 2012, an increase of $557,000 over the comparable period in 2011. Income tax expense was $1,973,000 for the quarter ended June 30, 2012, an increase of $305,000 over the same period in 2011. The percentage of

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

income tax expense to net income before taxes was 38.7% for the six months ended June 30, 2012 and 38.8% for the six months ended June 30, 2011, respectively, and 38.5% and 38.9% for the quarters ended June 30, 2012 and 2011, respectively. The percentage of income tax expense to net income before taxes was 39.0% for the first three months of 2012.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 3.3% to $1,629,291,000 during the six months ended June 30, 2012 from $1,577,370,000 at December 31, 2011. Total assets increased $462,000 during the three-month period ended June 30, 2012 and increased $51,459,000, or 3.26%, during the three-month period ended March 31, 2012. Loans, net of allowance for loan losses, totaled $1,108,968,000 at June 30, 2012, a .9% increase compared to $1,098,733,000 at December 31, 2011. Loans decreased $3,658,000, or .3%, during the three months ended June 30, 2012. Securities increased $35,948,000, or 11.1%, to $361,143,000 at June 30, 2012 from $325,195,000 at December 31, 2011. Securities increased $20,948,000, or 6.2%, during the three months ended June 30, 2012. Federal funds sold increased to $19,365,000 at June 30, 2012 from $13,215,000 at December 31, 2011, resulting from a growth in deposits that exceeded loan growth.

Total liabilities increased by 3.2% to $1,465,886,000 at June 30, 2012 compared to $1,420,022,000 at December 31, 2011. For the quarter ended June 30, 2012 total liabilities decreased $3,496,000, or 0.2%. The increase in total liabilities for the six months ended June 30, 2012, was comprised primarily of a $44,731,000, or 3.2%, increase in total deposits as well as an increase in securities sold under repurchase agreements of $955,000 or 12.9%.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2012 and December 31, 2011.

Loans on Nonaccrual Status

	In Thousands
	2012	2011
Residential 1-4 family	$1,653	$2,256
Multifamily	—	—
Commercial real estate	5,442	4,995
Construction	13,062	14,378
Farmland	1,305	2,695
Second mortgages	606	606
Equity lines of credit	—	—
Commercial	33	35
Installment and other	—	—

Total	$22,101	$24,965

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days and Accruing
June 30, 2012

Residential 1-4 family	$4,171	1,717	3,366	9,254	328,791	338,045	$1,713
Multifamily	—	—	—	—	10,497	10,497	—
Commercial real estate	601	217	6,040	6,858	436,889	443,747	598
Construction	258	71	13,201	13,530	168,433	181,963	139
Farmland	904	139	1,305	2,348	24,406	26,754	—
Second Mortgages	359	49	656	1,064	12,438	13,502	50
Equity Lines of Credit	11	9	102	122	37,885	38,007	102
Commercial	31	22	311	364	35,520	35,884	278
Agricultural	116	15	3	134	2,342	2,476	3
Installment and other	451	113	495	1,059	44,667	45,726	495

Total	$6,902	2,352	25,479	34,733	1,101,868	1,136,601	$3,378

December 31, 2011

Residential 1-4 family	$4,003	1,029	3,566	8,598	335,431	344,029	$1,310
Multifamily	53	—	—	53	9,738	9,791	—
Commercial real estate	548	1,803	8,990	11,341	411,190	422,531	3,995
Construction	329	—	14,473	14,802	151,658	166,460	95
Farmland	46	—	2,695	2,741	32,950	35,691	—
Second Mortgages	49	50	640	739	13,972	14,711	34
Equity Lines of Credit	36	64	—	100	39,207	39,307	—
Commercial	64	44	148	256	38,480	38,736	113
Agricultural	24	—	—	24	2,532	2,556	—
Installment and other	303	172	123	598	50,879	51,477	123

Total	$5,455	3,162	30,635	39,252	1,086,037	1,125,289	$5,670

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2012 totaled $25,479,000, a decrease from $30,635,000 at December 31, 2011. The decrease in non-performing loans during the six months ended June 30, 2012 of $5,156,000 is due primarily to a decrease in non-performing commercial real estate mortgage loans of $2,950,000, a decrease in non-performing construction loans of $1,272,000, and a decrease in non-performing farm loans of $1,390,000. The decrease in non-performing loans relates primarily to the transfer of two large loan relationships to ORE. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The decrease in impaired loans in the six months ended June 30, 2012 was primarily due to foreclosure of two large properties. The Company’s market areas continue to experience a weakened residential and commercial real estate market. Home builders and developers continue to experience stress during the current challenging economic environment due to a combination of reduced demand for residential real estate and the resulting price and collateral value declines. Housing starts in the Company’s market areas are at very low levels. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that a loss will be incurred. Net charge-offs for the six months ended June 30, 2012 were $3,724,000 as compared to $3,336,000 for the same period in 2011 and $6,330,000 for year ended December 31, 2011.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $96,612,000. The internally classified loans have decreased $6,905,000, or 10.3%, from $67,281,000 at December 31, 2011. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at June 30, 2012 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $37,504,000 and $41,675,000 at June 30, 2012 and December 31, 2011, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas are at very low levels. An extended recessionary period will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At June 30, 2012, the Company’s liquid assets totaled $287,200,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2012, loans totaling approximately $319.7 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $190.4 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Off Balance Sheet Arrangements

At June 30, 2012, we had unfunded loan commitments outstanding of $199.7 million and outstanding standby letters of credit of $23.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2012, total stockholders’ equity was $163,405,000, or 10.0% of total assets, which compares with $157,348,000, or 10.0% of total assets, at December 31, 2011. The dollar increase in stockholders’ equity during the six months ended June 30, 2012 results from the Company’s net income of $5,974,000, proceeds from the issuance of common stock related to exercise of stock options of $125,000, the net effect of a $869,000 unrealized gain on investment securities net of applicable income taxes of $333,000, cash dividends declared of $2,191,000 of which $1,599,000 was reinvested under the Company’s dividend reinvestment plan, and $14,000 related to stock option compensation.

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

As of June 30, 2012 and December 31, 2011, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011, are also presented in the tables:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2012:
Total capital to risk weighted assets:
Consolidated	$172,546	14.2%	$97,209	8.0%	121,511	10.0%
Wilson Bank	171,379	14.1	97,236	8.0	121,545	10.0

Tier 1 capital to risk weighted assets:
Consolidated	157,199	12.9	48,744	4.0	73,116	6.0
Wilson Bank	156,032	12.8	48,760	4.0	73,140	6.0

Tier 1 capital to average assets:
Consolidated	157,199	9.8	64,163	4.0	80,204	5.0
Wilson Bank	156,032	9.7	64,343	4.0	80,429	5.0

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2011:
Total capital to risk weighted assets:
Consolidated	$166,534	14.0%	$95,162	8.0%	$118,953	10.0%
Wilson Bank	164,775	13.9	94,835	8.0	118,543	10.0

Tier 1 capital to risk weighted assets:
Consolidated	151,566	12.8	47,364	4.0	71,047	6.0
Wilson Bank	149,817	12.6	47,561	4.0	71,341	6.0

Tier 1 capital to average assets:
Consolidated	151,566	9.7	62,501	4.0	N/A	N/A
Wilson Bank	149,817	9.6	62,424	4.0	78,030	5.0

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

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both short term and long-term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

There have been no material changes in reported market risks during the six months ended June 30, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) Not applicable

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

None

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 8, 2012	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 8, 2012	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer