Form 10-Q
period 2012-09-30
WILSON BANK HOLDING CO
filed 2012-11-07
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 7,387,740 shares at November 7, 2012

Part I:	FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Unaudited)

	September 30,	December 31,
	2012	2011
	(Dollars in Thousands Except Per Share Amounts)
Assets
Loans	$1,160,908	$1,123,258
Less: Allowance for loan losses	(24,933)	(24,525)

Net loans	1,135,975	1,098,733

Securities:
Held to maturity, at cost (market value $16,079 and $15,266, respectively)	15,261	14,464
Available-for-sale, at market (amortized cost $340,872 and $309,329, respectively)	344,857	310,731

Total securities	360,118	325,195

Loans held for sale	6,278	14,775
Restricted equity securities	3,012	3,012
Federal funds sold	19,105	13,215

Total earning assets	1,524,488	1,454,930

Cash and due from banks	52,553	40,959
Bank premises and equipment, net	35,403	35,437
Accrued interest receivable	5,812	5,930
Deferred income tax asset	7,578	8,488
Other real estate	18,755	19,117
Other assets	7,265	7,592
Goodwill	4,805	4,805
Other intangible assets, net	—	112

Total assets	$1,656,659	$1,577,370

Liabilities and Stockholders’ Equity
Deposits	$1,470,876	$1,406,042
Securities sold under repurchase agreements	9,790	7,419
Accrued interest and other liabilities	8,634	6,561

Total liabilities	1,489,300	1,420,022

Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,387,740 and 7,304,186 shares, respectively	14,775	14,608
Additional paid-in capital	49,948	46,734
Retained earnings	100,177	95,141
Net unrealized gains on available-for-sale securities, net of income taxes of $1,526 and $537, respectively	2,459	865

Total stockholders’ equity	167,359	157,348

Total liabilities and stockholders’ equity	$1,656,659	$1,577,370

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,490	$16,701	$49,242	$49,525
Interest and dividends on securities:
Taxable securities	1,303	1,372	4,089	4,218
Exempt from Federal income taxes	127	104	329	318
Interest on loans held for sale	51	58	242	163
Interest on Federal funds sold	37	27	100	69
Interest and dividends on restricted securities	19	33	96	98

Total interest income	18,027	18,295	54,098	54,391

Interest expense:
Interest on negotiable order of withdrawal accounts	470	545	1,484	1,652
Interest on money market and savings accounts	662	768	2,118	2,194
Interest on certificates of deposit	2,254	3,090	7,278	9,683
Interest on securities sold under repurchase agreements	14	12	42	39
Interest on Federal funds purchased	(1)	—	1	2

Total interest expense	3,399	4,415	10,923	13,570

Net interest income before provision for loan losses	14,628	13,880	43,175	40,821
Provision for loan losses	2,407	2,462	6,873	7,049

Net interest income after provision for loan losses	12,221	11,418	36,302	33,772

Non-interest income:
Service charges on deposit accounts	1,121	1,402	3,487	4,020
Other fees and commissions	1,806	1,755	5,609	5,206
Gain on sale of loans	924	555	2,358	1,273
Gain on sale of other assets	—	—	6	—
Gain on sale of securities	—	192	259	192
Other income	—	—	3	—

Total non-interest income	3,851	3,904	11,722	10,691

Non-interest expense:
Salaries and employee benefits	5,958	5,617	17,802	16,598
Occupancy expenses, net	700	668	1,969	1,859
Furniture and equipment expense	296	292	827	820
Data processing expense	349	370	1,063	1,053
Directors’ fees	173	173	546	546
Advertising	230	239	702	713
FDIC insurance expense	430	328	1,359	1,424
Other operating expenses	2,123	2,117	6,606	6,613
Loss on sale of other real estate	170	1,141	1,754	2,141
Loss on sale of other assets	—	12	—	18

Total non-interest expense	10,429	10,957	32,628	31,785

Earnings before income taxes	5,643	4,365	15,396	12,678
Income taxes	2,184	1,702	5,963	4,924

Net earnings	$3,459	$2,663	$9,433	$7,754

Weighted average number of shares outstanding-basic	7,374,268	7,293,292	7,351,127	7,273,447

Weighted average number of shares outstanding-diluted	7,379,587	7,301,591	7,356,773	7,280,876

Basic earnings per common share	$.47	$.37	$1.28	$1.07

Diluted earnings per common share	$.47	$.36	$1.28	$1.06

Dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Net earnings	$3,459	$2,663	$9,433	$7,754

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of income taxes of $656, $905, $1,088, and $2,771, respectively	1,058	1,457	1,754	4,466
Reclassification adjustment for net gains included in net earnings, net of taxes of $0, $74, $99, and $74, respectively	—	(118)	(160)	(118)

Other comprehensive earnings	1,058	1,339	1,594	4,348

Comprehensive earnings	$4,517	$4,002	$11,027	$12,102

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2012	2011
	(In Thousands)
Cash flows from operating activities:
Interest received	$56,718	$55,062
Fees and commissions received	9,096	9,226
Proceeds from sale of loans held for sale	96,341	67,974
Origination of loans held for sale	(85,486)	(69,756)
Interest paid	(11,752)	(14,554)
Cash paid to suppliers and employees	(26,081)	(24,207)
Income taxes paid	(6,358)	(5,211)
Other income	3	—

Net cash provided by operating activities	32,481	18,534

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,195	2,082
Proceeds from maturities, calls, and principal payments of available-for-sale securities	126,771	158,133
Proceeds from sale of available-for-sale securities	37,353	26,452
Purchase of held-to-maturity securities	(2,073)	(3,348)
Purchase of available-for-sale securities	(197,829)	(181,043)
Loans made to customers, net of repayments	(51,557)	(41,831)
Purchase of premises and equipment	(1,060)	(2,358)
Proceeds from sale of other real estate	5,993	7,776
Proceeds from sale of other assets	44	65

Net cash used in investing activities	(81,163)	(34,072)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	85,763	70,130
Net decrease in time deposits	(20,929)	(16,358)
Net increase in securities sold under repurchase agreements	2,371	336
Dividends paid	(4,396)	(4,348)
Proceeds from sale of common stock pursuant to dividend reinvestment	3,200	3,218
Proceeds from exercise of stock options	157	77
Repurchase of common stock	—	(249)

Net cash provided by financing activities	66,166	52,806

Net increase in cash and cash equivalents	17,484	37,268
Cash and cash equivalents at beginning of period	54,174	38,282

Cash and cash equivalents at end of period	$71,658	$75,550

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2012 and 2011

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2012	2011
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$9,433	$7,754
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,708	2,793
Provision for loan losses	6,873	7,049
Loss on sale of other real estate	1,754	2,141
Loss (gain) on sale of other assets	(6)	18
Gain on sale of securities	(259)	(192)
Stock option compensation	23	18
Decrease in taxes payable	(146)	(1,309)
Decrease (increase) in loans held for sale	8,497	(3,055)
Decrease (increase) in deferred tax assets	(249)	1,022
Decrease (increase) in other assets, net	346	(1,148)
Decrease (increase) in interest receivable	118	(752)
Increase in other liabilities	3,218	5,179
Decrease in interest payable	(829)	(984)

Total adjustments	$23,048	$10,780

Net cash provided by operating activities	$32,481	$18,534

Supplemental schedule of non-cash activities:

Unrealized gain in values of securities available-for-sale, net of taxes of $989 and $2,698 for the nine months ended September 30, 2012 and 2011, respectively	$1,594	$4,348

Non-cash transfers from loans to other real estate	$7,603	$15,727

Non-cash transfers from other real estate to loans	$218	$7,946

Non-cash transfers from loans to other assets	$57	$71

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2011 and at September 30, 2012, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the then current option to report other comprehensive income and its components in the statement of changes in equity and required presentation of reclassification adjustments on the face of the income statement. This adoption did not have any impact on the Company’s financial position or results of operations.

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

The following schedule details the loans of the Company at September 30, 2012 and December 31, 2011:

	(In Thousands)
	September 30,	December 31,
	2012	2011
Mortgage Loans on real estate
Residential 1-4 family	$335,075	$344,029
Multifamily	13,003	9,791
Commercial	468,439	422,531
Construction and land development	189,274	166,460
Farmland	26,754	35,691
Second mortgages	12,905	14,711
Equity lines of credit	38,092	39,307

Total mortgage loans on real estate	1,083,542	1,032,520

Commercial loans	32,399	38,736

Agricultural loans	2,421	2,556

Consumer installment loans
Personal	39,170	41,521
Credit cards	2,923	3,168

Total consumer installment loans	42,093	44,689

Other loans	3,076	6,788

	1,163,531	1,125,289

Net deferred loan fees	(2,623)	(2,031)

Total loans	1,160,908	1,123,258

Less: Allowance for loan losses	(24,933)	(24,525)

Net Loans	$1,135,975	$1,098,733

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

Transactions in the allowance for loan losses for the nine months ended September 30, 2012 and year ended December 31, 2011 are summarized as follows:

	(In Thousands)
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total
September 30, 2012

Allowance for loan losses:

Beginning balance	$5,414	54	8,242	6,223	1,829	326	653	1,309	19	456	24,525
Provision	1,098	18	4,313	1,681	232	18	(24)	(620)	5	152	6,873
Charge-offs	(1,023)	—	(2,736)	(1,976)	(462)	(68)	(41)	(368)	—	(319)	(6,993)
Recoveries	45	—	99	169	7	1	—	61	—	146	528

Ending balance	$5,534	72	9,918	6,097	1,606	277	588	382	24	435	24,933

Ending balance individually evaluated for impairment	$1,425	—	2,715	2,031	1,089	47	44	—	—	—	7,351

Ending balance collectively evaluated for impairment	$4,109	72	7,203	4,066	517	230	544	382	24	435	17,582

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$335,075	13,003	468,439	189,274	26,754	12,905	38,092	32,399	2,421	45,169	1,163,531

Ending balance individually evaluated for impairment	$10,138	—	19,615	13,806	2,838	760	273	—	—	—	47,430

Ending balance collectively evaluated for impairment	$324,937	13,003	448,824	175,468	23,916	12,145	37,819	32,399	2,421	45,169	1,116,101

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

	(In Thousands)
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total
December 31, 2011

Allowance for loan losses:

Beginning balance	$5,140	46	7,285	5,558	988	276	767	1,163	67	887	22,177
Provision	2,311	8	2,228	2,279	1,137	311	18	640	(47)	(207)	8,678
Charge-offs	(2,108)	—	(1,283)	(1,681)	(296)	(268)	(148)	(516)	(1)	(461)	(6,762)
Recoveries	71	—	12	67	—	7	16	22	—	237	432

Ending balance	$5,414	54	8,242	6,223	1,829	326	653	1,309	19	456	24,525

Ending balance individually evaluated for impairment	$1,053	—	3,744	2,228	1,193	41	15	754	—	—	9,028

Ending balance collectively evaluated for impairment	$4,361	54	4,498	3,995	636	285	638	555	19	456	15,497

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	-6	—	—	—	—	—	—

Loans:

Ending balance	$344,029	9,791	422,531	166,460	35.6916	14,711	39,307	38,736	2,556	51,477	1,125,289

Ending balance individually evaluated for impairment	$11,573	412	23,682	16,633	.4,2616	922	170	849	—	—	58,502

Ending balance collectively evaluated for impairment	$332,456	9,379	398,849	149,827	,31.4306	13,789	39,137	37.887	2,556	51,477	1,066,787

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

At September 30, 2012, the Company had certain impaired loans of $22,043,000 which were on non-accruing interest status. At December 31, 2011, the Company had certain impaired loans of $24,965,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at September 30, 2012 and December 31, 2011.

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2012

With no related allowance recorded:
Residential 1-4 family	$3,412	3,412	—	5,323	142
Multifamily	—	—	—	274	—
Commercial real estate	6,039	6,879	—	5,905	81
Construction	4,101	4,101	—	9,010	47
Farmland	—	—	—	49	—
Second mortgages	606	606	—	688	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$14,158	14,998	—	21,249	270

With allowance recorded:
Residential 1-4 family	$6,726	6,726	1,425	5,657	240
Multifamily	—	—	—	—	—
Commercial real estate	13,576	14,718	2,715	16,403	374
Construction	9,705	10,705	2,031	7,410	55
Farmland	2,838	2,838	1,089	3,738	41
Second mortgages	154	154	47	209	7
Equity lines of credit	273	273	44	205	11
Commercial	—	—	—	571	—
Agricultural	—	—	—	—	—

	$33,272	35,414	7,351	34,194	728

Total
Residential 1-4 family	10,138	10,138	1,425	10,980	382
Multifamily	—	—	—	274	—
Commercial real estate	19,615	21,597	2,715	22,309	455
Construction	13,806	14,806	2,031	16,420	102
Farmland	2,838	2,838	1,089	3,787	41
Second mortgages	760	760	47	896	7
Equity lines of credit	273	273	44	205	11
Commercial	—	—	—	571	—
Agricultural	—	—	—	—	—

	$47,430	50,412	7,351	55,443	998

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2011

With no related allowance recorded:
Residential 1-4 family	$6,263	6,439	—	4,670	271
Multifamily	412	412	—	414	23
Commercial real estate	6,711	6,711	—	4,461	268
Construction	8,418	8,918	—	7,327	186
Farmland	—	—	—	1,366	—
Second mortgages	606	606	—	606	—
Equity lines of credit	—	—	—	93	—
Commercial	—	176	—	51	—
Agricultural	—	—	—	—	—

	$22,410	23,262	—	18,988	748

With allowance recorded:
Residential 1-4 family	$5,310	5,310	1,053	7,361	262
Multifamily	—	—	—	—	—
Commercial real estate	16,971	16,971	3,744	15,826	673
Construction	8,215	8,215	2.228	12,250	137
Farmland	4,261	4,261	1,193	3,181	129
Second mortgages	316	316	41	199	10
Equity lines of credit	170	170	15	43	8
Commercial	849	849	754	928	32
Agricultural	—	—	—	—	—

	$36,092	36,092	9,028	39,788	1,251

Total
Residential 1-4 family	11,573	11,749	1,053	12,031	533
Multifamily	412	412	—	414	23
Commercial real estate	23,682	23,682	3,744	20,287	941
Construction	16,633	17,133	2,228	19,577	323
Farmland	4,261	4,261	1,193	4,547	129
Second mortgages	922	922	41	805	10
Equity lines of credit	170	170	15	136	8
Commercial	849	1,025	754	979	32
Agricultural	—	—	—	—	—

	$58,502	59,354	9,028	58,776	1,999

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

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012			December 31, 2011
			Post			Post
			Modification			Modification
		Pre	Outstanding		Pre	Outstanding
		Modification	Recorded		Modification	Recorded
		Outstanding	Investment,		Outstanding	Investment,
	Number of	Recorded	Net of Related	Number of	Recorded	Net of Related
	Contracts	Investment	Allowance	Contracts	Investment	Allowance
Residential 1-4 family	—	$—	$—	1	$3,938	$3,088
Multifamily	—	—	—	—	—	—
Commercial real estate	1	425	418	—	—	—
Construction	4	6,543	4,734	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	1	245	85	1	245	95
Agricultural, installment and other	1	3	2	—	—	—

Total	7	$7,216	$5,239	2	$4,183	$3,183

Potential problem loans, which include nonperforming loans, amounted to approximately $56.4 million at September 30, 2012 compared to $67.3 million at December 31, 2011. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary federal regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

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

	(In Thousands)
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total
September 30, 2012

Credit Risk Profile by Internally Assigned Grade

Pass	$318,812	12,950	448,235	175,042	23,782	11,485	37,496	32,204	2,396	44,711	1,107,113
Special Mention	10,209	53	6,188	235	38	508	463	34	5	129	17,862
Substandard	6,054	—	14,016	13,997	2,934	912	133	161	20	329	38,556
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$335,075	13,003	468,439	189,274	26,754	12,905	38,092	32,399	2,421	45,169	1,163,531

December 31, 2011

Credit Risk Profile by Internally Assigned Grade

Pass	$326,406	9,245	398,459	149,451	31,251	13,158	38,803	37,691	2,534	51,010	1,058,008
Special Mention	9,537	53	7,963	459	76	517	316	37	—	157	19,115
Substandard	8,086	493	16,109	16,550	4,364	1,036	188	1,008	22	310	48,166
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$344,029	9,791	422,531	166,460	35,691	14,711	39,307	38,736	2,556	51,477	1,125,289

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)*	$138,935	$482	$137	$139,280
Mortgage-backed:
GSE residential	194,164	3,521	31	197,654
Obligations of states and political subdivisions	7,773	155	5	7,923

	$340,872	$4,158	$173	$344,857

	September 30, 2012
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$3,168	$147	$—	$3,315
Obligations of states and political subdivisions	12,093	676	5	12,764

	$15,261	$823	$5	$16,079

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	December 31, 2011
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)*	114,819	268	161	114,926
Mortgage-backed:
GSE residential	192,989	1,379	201	194,167
Obligations of states and political subdivisions	1,521	117	—	1,638

	$309,329	$1,764	$362	$310,731

	December 31, 2011
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
GSE residential	$2,425	$103	$—	$2,528
Obligations of states and political subdivisions	12,039	699	—	12,738

	$14,464	$802	$—	$15,266

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

The amortized cost and estimated market value of debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$1,882	$1,911	$—	$—
Due after one year through five years	5,522	5,856	35,248	35,352
Due after five years through ten years	3,035	3,217	208,799	211,106
Due after ten years	4,822	5,095	96,825	98,399

	$15,261	$16,079	$340,872	$344,857

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
September 30, 2012	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:

Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	678	5	2	—	—	—	678	5

	$678	$5	2	$—	—	—	$678	$5

Available-for-Sale Securities:
US Government-sponsored enterprises (GSEs)	$47,862	$137	17	$—	$—	—	$47,862	$137
Mortgage-backed:
GSE residential	8,221	31	4	—	—	—	8,221	31
Obligations of states and political subdivisions	511	5	1	—	—	—	511	5

	$56,594	$173	22	$—	$—	—	$56,594	$173

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2011	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:

Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$—	$—	—	$—	$—	—	$—	$—

Available-for-Sale Securities:
U.S. Government - Sponsored enterprises (GSEs)	$48,810	$161	14	$—	$—	—	$48,810	$161

Mortgage-backed:
GSE residential	58,130	201	12	—	—	—	58,130	201

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$106,940	$362	26	$—	$—	—	$106,940	$362

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$3,459	$2,663	$9,433	$7,754

Denominator – Weighted average number of common shares outstanding	7,374,268	7,293,292	7,351,127	7,273,447

Basic earnings per common share	$.47	$.37	$1.28	$1.07

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$3,459	$2,663	$9,433	$7,754

Denominator – Weighted average number of common shares outstanding	7,374,268	7,293,292	7,351,127	7,273,447
Dilutive effect of stock options	5,319	8,299	5,646	7,429

	7,379,587	7,301,591	7,356,773	7,280,876

Diluted earnings per common share	$.47	$.36	$1.28	$1.06

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2012, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2012.

As of September 30, 2012, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2012 is as follows:

Commitments to extend credit	$199,289,000
Standby letters of credit	22,603,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2012 will not have a material impact on the Company’s financial statements.

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

Impaired loans — A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value, such as collateral values and the borrowers’ underlying financial condition.

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

The following tables present the financial instruments carried at fair value as of September 30, 2012 and December 31, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2012

(in Thousands)	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$344,857	$—	$344,857	$—
Cash surrender value of life insurance	2,290	—	—	2,290

Fair Value Measurements at December 31, 2011

(in Thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$310,731	$—	$310,731	$—
Cash surrender value of life insurance	2,001	—	—	2,001

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2012

(in Thousands)	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$40,079	$—	$—	$40,079
Other real estate	18,755	—	—	18,755
Repossessed assets	27	—	—	27

Fair Value Measurements at December 31, 2011

(in Thousands)	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$49,474	$—	$—	$49,474
Other real estate	19,117	—	—	19,117
Repossessed assets	9	—	—	9

Changes in Level 3 fair value measurements

The table below includes a roll forward of the balance sheet amounts for the nine months ended September 30, 2012 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

The following table presents, for the nine months ended September 30, 2012 and 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Fair value, January 1	$2,001	$—	$1,554	$—
Total realized gains included in income	26	—	46	—
Purchases, issuances and settlements, net	263	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Fair value, September 30	$2,290	$—	$1,600	$—

Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$—	$—	$—	$—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash, Due From Banks and Federal Funds Sold —The carrying amounts of cash, due from banks, and federal funds sold approximate their fair value.

Securities held to maturity —Estimated fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, then fair values are estimated using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

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

Mortgage loans held-for-sale —Mortgage loans held-for-sale are carried at the lower of cost or fair value. The estimate of fair value is equal to the carrying value of these loans as they are usually sold within a few weeks of their origination.

Deposits, Securities Sold Under Agreements to Repurchase —The carrying amounts of demand deposits, savings deposits, and securities sold under agreements to repurchase approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

Off- Balance Sheet Instruments — The fair values of the Company’s off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company’s until such commitments are funded.

The following table presents the carrying amounts, estimated fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	In Thousands
	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term Investments	$52,553	52,553	$54,174	54,174
Securities available-for-sale	344,857	344,857	310,731	310,731
Securities, held to maturity	15,261	16,078	14,464	15,266
Loans, net of unearned Interest	1,160,908		1,123,258
Less: allowance for loan Losses	(24,933)		24,525

Loans, net of allowance	1,135,975	1,161,245	1,098,733	1,107,440

Loans held for sale	6,278	6,278	14,775	14,775
Restricted equity securities	3,012	3,012	3,012	3,012
Accrued interest receivable	5,812	5,812	5,930	5,930
Cash surrender value of life insurance	2,290	2,290	2,001	2,001
Other real estate	18,755	18,755	19,117	19,117

Financial liabilities:

Deposits	1,470,876	1,470,247	1,406,042	1,408,071
Securities sold under repurchase agreements	9,790	9,780	7,419	7,389
Accrued interest payable	2,169	2,169	2,998	2,998

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from our mergers with Dekalb Community Bank and Community Bank of Smith County in 2005 have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Other-than-temporary Impairment. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. If management concludes that no credit loss exists and it is not more-likely-than-not that the Company will be required to sell the security before maturity, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

Results of Operations

Net earnings increased 21.7% to $9,433,000 for the nine months ended September 30, 2012 from $7,754,000 in the first nine months of 2011. The increase in net earnings for the period ended September 30, 2012 compared to the same period in 2011 was related primarily to an increase in net interest income and non-interest income, offset in part by an increase in non-interest expense. Net earnings were $3,459,000 for the quarter ended September 30, 2012, an increase of $796,000, or 29.9%, from $2,663,000 for the three months ended September 30, 2011 and an increase of $310,000, or 9.8%, over the quarter ended June 30, 2012. The increase in net earnings for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 was primarily due to an increase in net interest income. Net yield on earning assets was 2.8% for the nine months ended September 30, 2012 compared to 3.8% for the nine months ended September 30, 2011, and the net interest spread was 3.6% for both the nine months ended September 30, 2012 and the nine months ended September 30, 2011. The decrease in net interest yield for the nine months ended September 30, 2012 reflects an increase in average earning assets exceeding the increase in net interest income.

The average balances, interest, and average rates for the nine-month periods ended September 30, 2012 and September 30, 2011 are presented in the following table:

	September 30, 2012			September 30, 2011
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense
Loans, net of unearned interest	$1,129,873	5.81%	49,242	$1,103,555	5.98%	49,525
Investment securities - taxable	324,051	1.68	4,089	262,700	2.14	4,218
Investment securities - tax exempt	15,382	1.88	217	12,951	3.27	318
Taxable equivalent adjustment	—	0.97	112	—	1.99	163

Total tax-exempt investment securities	15,382	2.85	329	12,951	4.96	481

Total investment securities	339,433	1.74	4,418	275,651	2.27	4,699

Loans held for sale	9,827	3.28	242	6,029	3.60	163
Federal funds sold	66,746	.20	100	35,317	.26	69
Restricted equity securities	3,012	4.25	96	3,012	4.34	98

Total earning assets	1,548,891	4.66%	54,098	1,423,564	5.11%	54,554

Cash and due from banks	8,712			24,286
Allowance for loan losses	(25,838)			(23,352)
Bank premises and equipment	35,468			32,541
Other assets	45,509			44,209

Total assets	$1,612,742			$1,501,248

	September 30 ,2012			September 30, 2011
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense
Deposits:
Negotiable order of withdrawal accounts	$269,849	0.73%	1,484	$238,125	0.93%	1,652
Money market demand accounts	316,216	0.65	1,530	265,909	0.79	1,585
Individual retirement accounts	98,999	1.75	1,302	96,611	2.17	1,572
Other savings deposits	96,812	0.81	588	71,558	1.13	609
Certificates of deposit $100,000 and over	263,339	1.55	3,070	270,553	2.02	4,090
Certificates of deposit under $100,000	275,450	1.41	2,906	292,720	1.83	4,021

Total interest-bearing deposits	1,320,665	1.10	10,880	1,235,476	1.46	13,529
Securities sold under repurchase agreements	7,893	0.71	42	5,934	0.88	39
Federal funds purchased	138	0.97	1	280	0.97	2
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,328,696	1.10	10,923	1,241,690	1.48	13,570

Demand deposits	115,770			105,656
Other liabilities	7,629			7,151
Stockholders’ equity	160,647			146,751

Total liabilities and stockholders’ equity	$1,612,742			$1,501,248

Net interest income			$43,175			$40,984

Net yield on earning assets (1)		2.79%			3.84%

Net interest spread (2)		3.56%			3.63%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $293,000, or 0.5%, during the nine months ended September 30, 2012 as compared to the same period in 2011. Total interest income decreased $268,000, or 1.5%, for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 and decreased $139,000, or 0.8%, over the second quarter of 2012. The decreases for the quarter ended September 30, 2012 and for the nine months ended September 30, 2012 as compared to the prior year’s comparable periods were primarily attributable to the continuing impact of low interest rate policies initiated by the Federal Reserve Board and the growth in the Company’s lower yielding securities portfolio outpacing the Company’s loan growth. The ratio of average earning assets to total average assets was 96.0% and 94.8% for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Interest expense decreased $2,647,000, or 19.5%, for the nine months ended September 30, 2012 as compared to the same period in 2011. Interest expense decreased $1,016,000, or 23.0%, for the three months ended September 30, 2012 as compared to the same period in 2011. Interest expense decreased $177,000, or 5.0%, for the quarter ended September 30, 2012 over the quarter ended June 30, 2012. The decreases for the quarter ended September 30, 2012 and for the nine months ended September 30, 2012 as compared to the prior year’s comparable periods were primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Interest expense declined more than interest income which resulted in an increase in net interest income, before the provision for loan losses, of $2,354,000, or 5.8%, for the first nine months of 2012 as compared to the same period in 2011 and an increase of $748,000, or 5.4%, for the quarter ended September 30, 2012 when compared to the quarter ended September 30, 2011. The Company experienced an increase of $38,000, or 0.3% in net interest income when compared to the second quarter of 2012.

Provision for Loan Losses

The allowance for loan losses totaled 2.15% as of September 30, 2012 compared to 2.18% as of December 2011 and 2.23% as of September 30, 2011. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for first three quarters 2012 totaled approximately $6.5 million compared to approximately $4.4 million and $5.8 million for the first three quarters of 2011 and 2010, respectively. Overall net charge offs were up for the three quarters ended 2012 due to the bank aggressively partially charging down impaired loans that were previously specifically allowed for. Although the Bank has experienced modest loan growth of 4% and an overall stabilization in the loan portfolio, management has decided to continue to fund the allowance for loan losses through general provisions. The loan loss expense totaled $6,873,000 for the nine month ended September 30, 2012 compared to $7,049,000 for the same period in 2011. The provision for loan losses during the quarters ended September 30, 2012 and 2011 was $2,407,000 and $2,462,000, respectively.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $24,933,000, an increase of 1.7% from $24,525,000 at December 31, 2011 and a decrease of $334,000, or 1.3%, from June 30, 2012. The allowance for loan losses was 2.15%, 2.23%, and 2.27% of total loans at September 30, 2012, June 30, 2012, and March 31, 2012.

Management believes the allowance for loan losses at September 30, 2012 to be adequate, but if economic conditions continue to deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2012 increased 9.6% to $11,722,000 from $10,691,000 for the same period in 2011 and decreased $53,000, or 1.4%, during the quarter ended September 30, 2012 when compared to the third quarter of 2011. Non-interest income decreased $330,000, or 7.9%, during the quarter ended September 30, 2012 when compared to the second quarter of 2012. The increase for the nine months ended September 30, 2012 as compared to the comparable period in 2011 related primarily to an increase in gain on sale of loans. Gain on sale of loans increased $1,085,000, or 85.2%, to $2,358,000 during the nine months ended September 30, 2012 compared to the same period in 2011. The increase on gain on sale of loans was $369,000, or 66.5%, during the quarter ended September 30, 2012 compared to the third quarter of 2011, and there was an increase of $111,000, or 13.7%, over the second quarter of 2012. The increase in gain on sale of loans during the nine months ended September 30, 2012 and the third quarter of 2012 related primarily to the increase in mortgage originations and refinancing which occurred during the first nine months of 2012. The Company’s non-interest income in the first nine months of 2012 increased from the nine months of 2011 in part due to gains of $259,000 recognized on sale of investments from portfolio restructuring in the 2012 period. Service charges on deposit accounts decreased $533,000, or 13.3%, to $3,487,000 during the nine months ended September 30, 2012 compared to the same period in 2011 and decreased $281,000, or 20.0%, during the quarter ended September 30, 2012 compared to the third quarter of 2011 as a result of consumers continuing to slow their spending due to the current economic environment. The Company expects to see a continued decline, albeit not as significant as that experienced in the first nine months of 2012, in service charges on deposit accounts due to the FDIC Final Overdraft Payment Supervisory Guidance. Other fees and commissions increased $403,000, or 7.7%, to $5,609,000 during the nine months ended September 30,

2012 compared to the same period in 2011 and increased $51,000, or 2.9%, during the quarter ended September 30, 2012 compared to the third quarter of 2011. Other fees and commissions include income on brokerage accounts, insurance policies sold, debit card interchange fee income and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $843,000, or 2.7%, to $32,628,000 during the first nine months of 2012 compared to the same period in 2011. Total non-interest expenses decreased $528,000, or 4.8%, for the quarter ended September 30, 2012 as compared to the comparable quarter in 2011 and $1,010,000, or 8.8%, as compared to the second quarter of 2012. The increases in non-interest expenses for the nine months ended September 30, 2012 when compared to the comparable period in 2011 is primarily attributable to an increase in employee salaries and benefits associated with the number of employees necessary to support the Company’s operations offset in part by a decrease in loss on sale of other real estate. The decrease in loss on sale of other real estate is contributed to the Company aggressively writing down potential future losses in several other real estate properties during the second quarter of 2012. Other operating expenses for the nine months ended September 30, 2012 decreased to $6,606,000 from $6,613,000 for the comparable period in 2011. Other operating expenses increased $6,000, or 0.3%, during the quarter ended September 30, 2012 as compared to the same period in 2011. Loss on the sale of other real estate decreased $387,000 or 18.1% for the nine months ended September 30, 2012 as compared to the same period in 2011 and decreased $971,000 for the quarter ended September 30, 2012 as compared to the same time period in 2011.

Income Taxes

The Company’s income tax expense was $5,963,000 for the nine months ended September 30, 2012, an increase of $1,039,000 over the comparable period in 2011. Income tax expense was $2,184,000 for the quarter ended September 30, 2012, an increase of $482,000 over the same period in 2011. The percentage of income tax expense to net income before taxes was 38.7% and 38.8% for the nine months ended September 30, 2012 and September 30, 2011 and 38.7% and 39.0% for the quarters ended September 30, 2012 and 2011, respectively. The percentage of income tax expense to net income before taxes was 39.0 % and 38.8% for the first and second quarters of 2012, respectively.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 5.0% to $1,656,659,000 during the nine months ended September 30, 2012 from $1,577,370,000 at December 31, 2011. Total assets increased $27,368,000 during the three-month period ended September 30, 2012 and increased $462,000 during the three-month period ended June 30, 2012 after increasing $51,459,000 during the three-month period ended March 31, 2012. Loans, net of allowance for loan losses, totaled $1,135,975,000 at September 30, 2012, a 3.4% increase compared to $1,098,733,000 at December 31, 2011. Net loans increased $27,007,000, or 2.4% during the three-month period ended September 30, 2012 and decreased $3,658,000, or 0.3%, for the three-month period ended June 30, 2012. Securities increased $34,923,000, or 10.7%, to $360,118,000 at September 30, 2012 from $325,195,000 at December 31, 2011. Securities increased $1,025,000, or 0.3%, during the three months ended September 30, 2012. Federal funds sold increased to $19,105,000 at September 30, 2012 from $13,215,000 at December 31, 2011, reflecting a growth in deposits that exceeded loan growth.

Total liabilities increased by 4.9% to $1,489,300,000 at September 30, 2012 compared to $1,420,022,000 at December 31, 2011. During the third quarter of 2012, total liabilities increased $23,414,000 or 1.6%. The increase in total liabilities since December 31, 2011 was composed of a

$64,834,000, or 4.6%, increase in total deposits, a $2,371,000, or 32.0%, increase in securities sold under repurchase agreements, and a $2,073,000 or 31.6% increase in accrued interest and other liabilities. Included in other liabilities is federal and state taxes payable, bonus payable, and escrow payable.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2012 and December 31, 2011.

Loans on Nonaccrual Status

	In Thousands
	2012	2011
Residential 1-4 family	$1,519	2,256
Multifamily	—	—
Commercial real estate	6,535	4,995
Construction	12,091	14,378
Farmland	1,259	2,695
Second mortgages	606	606
Equity lines of credit	—	—
Commercial	33	35
Installment and other	—	—

Total	$22,043	$24,965

	(In thousands)
			Non Accrual				Recorded
			and				Investment
	30-59	60-89	Greater				Greater Than
	Days	Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing
September 30, 2012

Residential 1-4 family	$3,724	1,686	2,844	8,254	326,821	335,075	$1,325
Multifamily	—	—	—	—	13,003	13,003	—
Commercial real estate	722	—	7,236	7,958	460,481	468,439	701
Construction	245	—	12,234	12,479	176,795	189,274	143
Farmland	95	—	1,259	1,354	25,400	26,754	—
Second Mortgages	82	39	606	727	12,178	12,905	—
Equity Lines of Credit	154	—	134	288	37,804	38,092	134
Commercial	85	53	173	311	32,088	32,399	140
Agricultural	23	3	—	26	2,395	2,421	—
Installment and other	426	46	220	692	44,477	45,169	220

Total	$5,556	1,827	24,706	32,089	1,131,442	1,163,531	$2,663

December 31, 2011

Residential 1-4 family	$4,003	1,029	3,566	8,598	335,431	344,029	$1,310
Multifamily	53	—	—	53	9,738	9,791	—
Commercial real estate	548	1,803	8,990	11,341	411,190	422,531	3,995
Construction	329	—	14,473	14,802	151,658	166,460	95
Farmland	46	—	2,695	2,741	32,950	35,691	—
Second Mortgages	49	50	640	739	13,972	14,711	34
Equity Lines of Credit	36	64	—	100	39,207	39,307	—
Commercial	64	44	148	256	38,480	38,736	113
Agricultural	24	—	—	24	2,532	2,556	—
Installment and other	303	172	123	598	50,879	51,477	123

Total	$5,455	3,162	30,635	39,252	1,086,037	1,125,289	$5,670

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2012 totaled $24,706,000, a decrease from $30,635,000 at December 31, 2011. The decrease in non-performing loans during the nine months ended September 30, 2012 of $5,929,000 is due primarily to a decrease in non-performing construction real estate mortgage loans of $2,239,000, a decrease in non-performing farmland loans of $1,436,000, and a decrease in non-performing commercial real estate of $1,754,000. The decrease in non-performing loans relates primarily to the transfer of two large loan relationships to ORE. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The decrease in impaired loans in the nine months ended September 30, 2012 was primarily due to the above-referenced foreclosure of two large properties. The Company’s market areas have seen an increase in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that a loss will be incurred. Net charge-offs for the nine months ended September, 2012 were $6,465,000 as compared to $4,350,000 for the nine months ended September 30, 2011.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $77,598,000. The internally classified loans have decreased $10,863,000, or 16.1%, from $67,281,000 at December 31, 2011. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at September 30, 2012 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $35,536,000 and $41,675,000 at September 30, 2012 and December 31, 2011, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within this segment have continued to experience stress during the current recession due to a combination of declining demand for residential real estate and the resulting price and collateral declines. In addition, housing starts in the Company’s market areas are at very low levels. Continuation of the current challenging economic conditions will likely cause the Company’s real estate mortgage loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At September 30, 2012, the Company’s liquid assets totaled $239,827,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1,889,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2012, loans totaling approximately $310.1 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $186.4 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At September 30, 2012, we had unfunded loan commitments outstanding of $199.3 million and outstanding standby letters of credit of $22.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2012, total stockholders’ equity was $167,359,000, or 10.1% of total assets, which compares with $157,348,000, or 10.0% of total assets, at December 31, 2011. The dollar increase in stockholders’ equity during the nine months ended September 30, 2012 results from the Company’s net income of $9,433,000, proceeds from the issuance of common stock related to exercise of stock options of $157,000, the net effect of a $2,583,000 unrealized gain on investment securities net of applicable income taxes of $989,000, cash dividends declared of $4,396,000 of which $3,200,000 was reinvested under the Company’s dividend reinvestment plan, and $23,000 related to stock option compensation.

The Company’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and its subsidiary bank. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which Wilson Bank has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Under the Federal Reserve’s regulations, for a bank holding company, like the Company, to be considered “well capitalized” it must maintain a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level. In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained by most bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2012 and December 31, 2011, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011, are also presented in the tables:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital Requirement		Applicable
	Actual				Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2012:
Total capital to risk weighted assets:
Consolidated	$175,825	14.1%	$99,759	8.0%	$124,699	10.0%
Wilson Bank	175,284	14.0	99,948	8.0	124,935	10.0

Tier 1 capital to risk weighted assets:
Consolidated	160,095	12.8	50,030	4.0	75,045	6.0
Wilson Bank	159,554	12.8	49,978	4.0	74,967	6.0

Tier 1 capital to average assets:
Consolidated	160,095	9.8	65,345	4.0	N/A	N/A
Wilson Bank	159,554	9.8	65,191	4.0	81,488	5.0

					Minimum To Be Well
					Capitalized Under
					Applicable
			Minimum Capital		Regulatory
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2011:
Total capital to risk weighted assets:
Consolidated	$166,534	14.0%	$95,162	8.0%	$118,953	10.0%
Wilson Bank	164,775	13.9	94,835	8.0	118,543	10.0

Tier 1 capital to risk weighted assets:
Consolidated	151,566	12.8	47,364	4.0	71,047	6.0
Wilson Bank	149,817	12.6	47,561	4.0	71,341	6.0

Tier 1 capital to average assets:
Consolidated	151,566	9.7	62,501	4.0	N/A	N/A
Wilson Bank	149,817	9.6	62,424	4.0	78,030	5.0

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes in reported market risks during the nine months ended September 30, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WILSON BANK HOLDING COMPANY
(Registrant)
DATE:	November 7, 2012	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE:	November 7, 2012	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer