Form 10-K
period 2012-12-31
WILSON BANK HOLDING CO
filed 2013-03-13
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-20402

WILSON BANK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Tennessee	62-1497076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

623 West Main Street
Lebanon, Tennessee	37087
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $276,988,465. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $42.25 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐    No   ☒

Shares of common stock, $2.00 par value per share, outstanding on March 13, 2013 were 7,458,877.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 9, 2013 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2012, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in eastern Davidson County, Tennessee, four full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, and two full service banking office in Sumner County, Tennessee.

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

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, 402 Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee 37122; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road, Hermitage, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 802 NW Broad St, Murfreesboro, Tennessee; 3110 Memorial Blvd, Murfreesboro, Tennessee; 210 Commerce Drive, Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 576 West Broad Street, Smithville, Tennessee; 306 Brush Creek Road, Alexandria, Tennessee; 1300 Main Street North, Carthage, Tennessee; 7 New Middleton Highway, Gordonsville, Tennessee; 175 East Main Street, Hendersonville, Tennessee; and 455 West Main Street, Gallatin, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County Rutherford County, DeKalb County, Smith County, and Sumner County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2012, the Company reported net earnings of approximately $12.1 million and had total assets of approximately $1.7 billion.

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2012 filed as Exhibit 13.1 to this Form 10-K (the “2012 Annual Report”), are incorporated herein by reference.

Regulation and Supervision

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 and 2012 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2013 and beyond. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Other provisions that have either been adopted or are expected to be adopted have impacted and, in some cases, will continue to impact the Company include:

•	Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•	Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•	Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption.

•	Limiting the debit interchange fees that certain financial institutions are permitted to charge.

•	Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to their holding companies.

•	Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

•	Implementing certain corporate governance revisions that apply to all public companies.

As described above, many aspects of the Dodd-Frank Act remain to be implemented and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

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

Statutory and regulatory limitations also apply to the Bank’s payment of dividends to the Company. Under Tennessee law, the Bank in any one calendar year can only pay dividends to the Company in an amount equal to or less than the total amount of its net income for that calendar year combined with retained net income for the preceding two years. Payment of dividends in excess of this amount requires the consent of the Commissioner of the TDFI.

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

Under the Dodd-Frank Act, and previously under FRB policy, the Company is expected to act as a source of financial strength to its banking subsidiary and, where required, to commit resources to support such subsidiary. This support can be required at times when it would not be in the best interest of the Company’s shareholders and creditors to provide it. Further, if the Bank’s capital levels were to fall below certain minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.

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

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. On June 6, 2012, the federal bank regulatory agencies, including the FRB and the FDIC, issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel III Committee and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a minimum tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. In addition, the proposed rules would phase out trust preferred securities as tier 1 capital over a period of ten years. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements would be a tier 1 leverage ratio of 4%, a tier 1 common risk-based equity capital ratio of 7%, a tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies indicated in December 2012 that, due to the substantial volume of public comments received, the final rule would not be in effect on January 1, 2013 and the agencies have not yet announced a new effective date for the rules. Accordingly, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company or the Bank.

The FRB has adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the FRB annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk based capital and total risk based capital requirements, as well as a minimum Tier 1 common capital Ratio (Tier 1 risk based capital less preferred stock and trust preferred securities) of at least 5%. While these regulations are not applicable to the Company, the Company’s federal regulator may seek to impose similar stress testing on the Company through its examination authority.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements to be considered adequately capitalized require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The proposed regulations that seek to implement Basel III would require that trust preferred securities no longer be allowed to count as capital for banks of all sizes, with the elimination being phased in over ten years.

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

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. In addition, non-interest bearing deposit transaction accounts had unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. With the enactment of the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, required that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.

Competition

The banking industry is highly competitive. The Company, through its subsidiary bank, competes with national and state banks for deposits, loans, and trust and other services.

The Bank competes with much larger commercial banks in Wilson County, the Bank’s primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered outside of Tennessee and four banks owned by Tennessee multi-bank holding companies and one bank owned by a Tennessee single bank holding company. These institutions enjoy existing depositor relationships and greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with three credit unions located in Wilson County and four locally-owned banks.

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

Employment

As of March 13, 2013, the Company and its subsidiary collectively employed 396 full-time equivalent employees. Additional personnel will be hired as needed to meet future growth, particularly with our expansion into Hendersonville, Tennessee in late 2012.

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

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2012 Annual Report. Certain information not contained in the Company’s 2012 Annual Report, but required by Guide 3, is contained in the tables immediately following:

[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

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

Non-accrual loans have been included in the loan category. Loan fees of $3,185,000, $2,580,000 and $2,460,000 for 2012, 2011 and 2010, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

	Dollars In Thousands
	2012			2011			2012/2011 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$1,138,525	5.80%	66,080	1,108,335	5.96%	66,031	1,811	(1,762)	49
Investment securities—taxable	325,457	1.61	5,253	269,438	2.02	5,437	1,025	(1,209)	(184)
Investment securities—tax exempt	16,922	2.74	464	12,969	3.24	420	115	(71)	44
Taxable equivalent adjustment	—	1.41	239	—	1.99	216	59	(36)	23

Total tax-exempt investment securities	16,922	4.15	703	12,969	4.90	636	174	(107)	67

Total investment securities	342,379	1.74	5,956	282,407	2.15	6,073	1,199	(1,316)	(117)

Loans held for sale	9,938	3.09	307	7,292	3.25	237	82	(12)	70
Federal funds sold	29,236	.44	129	21,328	.45	97	34	(2)	32
Restricted equity securities	3,012	4.25	128	3,012	4.25	128	—	—	—

Total earning assets	1,523,090	4.77	72,600	1,422,374	5.10%	72,566	3,126	(3,092)	34

Cash and due from banks	45,302			37,970
Allowance for loan losses	(25,745)			(23,895)
Bank premises and equipment	35,534			32,876
Other assets	45,202			44,485

Total assets	$1,623,383			1,513,810

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

	Dollars In Thousands
	2012			2011			2012/2011 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$274,248	.71%	1,942	240,799	.90%	2,176	270	(504)	(234)
Money market demand accounts	319,920	.61	1,960	270,426	.79	2,148	350	(538)	(188)
Individual retirement accounts	99,211	1.71	1,695	97,034	2.13	2,071	45	(421)	(376)
Other savings deposits	96,806	.77	745	75,704	1.08	818	195	(268)	(73)
Certificates of deposit $100,000 and over	263,603	1.51	3,983	270,928	1.98	5,367	(142)	(1,242)	(1,384)
Certificates of deposit under $100,000	273,221	1.36	3,725	291,834	1.80	5,255	(317)	(1,213)	(1,530)

Total interest-bearing deposits	1,327,009	1.06	14,050	1,246,725	1.43	17,835	401	(4,186)	(3,785)
Securities sold under repurchase agreements	8,426	.66	56	6,166	.86	53	17	(14)	3
Federal funds purchased	104	.96	1	214	.93	2	(1)	—	(1)

Total interest-bearing liabilities	1,335,539	1.06	14,107	1,253,105	1.43	17,890	417	(4,200)	(3,783)

Demand deposits	118,573			105,056
Other liabilities	6,990			7,267
Stockholders’ equity	162,281			148,382

Total liabilities and stockholders’ equity	$1,623,383			1,513,810

Net interest income			58,493			54,767

Net yield on earning assets (1)		3.84%			3.85%

Net interest spread (2)		3.71%			3.67%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

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

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

	Dollars In Thousands
	2011			2010			2011/2010 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$240,799	.90%	2,176	218,666	1.17%	2,554	245	(623)	(378)
Money market demand accounts	270,426	.79	2,148	240,344	1.04	2,488	295	(635)	(340)
Individual retirement accounts	97,034	2.13	2,071	94,900	2.71	2,572	56	(557)	(501)
Other savings deposits	75,704	1.08	818	48,426	1.40	679	319	(180)	139
Certificates of deposit $100,000 and over	270,928	1.98	5,367	324,535	2.49	8,074	(1,209)	(1,498)	(2,707)
Certificates of deposit under $100,000	291,834	1.80	5,255	317,948	2.39	7,610	(588)	(1,767)	(2,355)

Total interest-bearing deposits	1,246,725	1.43	17,835	1,244,819	1.93	23,977	(882)	(5,260)	(6,142)
Securities sold under repurchase agreements	6,166	.86	53	5,617	1.25	70	7	(24)	(17)
Federal funds purchased	214	.93	2	810	.62	5	(5)	2	(3)
Advances from Federal Home Loan Bank	—	—	—	3	—	—	—	—	—

Total interest-bearing liabilities	1,253,105	1.43	17,890	1,251,249	1.92	24,052	(880)	(5,282)	(6,162)

Demand deposits	105,056			99,890
Other liabilities	7,267			6,202
Stockholders’ equity	148,382			140,218

Total liabilities and stockholders’ equity	$1,513,810			1,497,559

Net interest income			54,767			52,361

Net yield on earning assets (1)		3.85%			3.69%

Net interest spread (2)		3.67%			3.46%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

II.	Investment Portfolio, Continued:

A.	Continued:

Investment securities at December 31, 2012 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$2,918	122	—	3,040
Obligations of states and political subdivisions	12,590	687	—	13,277

	$15,508	809	—	16,317

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$122,110	643	55	122,698
Mortgage-backed:
GSE residential	177,787	3,373	32	181,128
Obligations of states and political subdivisions	13,214	267	29	13,452

	$313,111	4,283	116	317,278

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

II.	Investment Portfolio, Continued:

A.	Continued:

Securities at December 31, 2011 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$12,039	699	—	12,738
Obligations of states and political subdivisions	2,425	103	—	2,528

	$14,464	802	—	15,266

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$114,819	268	161	114,926
Mortgage-backed:
GSE residential	1,521	117	—	1,638
Obligations of states and political subdivisions	192,989	1,379	201	194,167

	$309,329	1,764	362	310,731

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

II.	Investment Portfolio:

A.	Securities at December 31, 2010 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$1,637	19	6	1,650
Obligations of states and political subdivisions	11,759	369	88	12,040

	$13,396	388	94	13,690

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Federal agencies	$2,004	8	—	2,012
U.S. Government-sponsored enterprises (GSEs)	157,089	235	2,646	154,678
Mortgage-backed:
GSE residential*	121,838	31	3,069	118,800
Obligations of states and political subdivisions	1,522	27	7	1,542

	$282,453	301	5,722	277,032

*	Includes collateralized mortgage obligations of $7,586 (market value of $7,735) at December 31, 2010.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

II.	Investment Portfolio, Continued:

B.	The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2012:

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Mortgage-backed:
GSEs residential	$2,918	3,040	3.59%

Obligations of states and political subdivisions*:
Less than one year	1,881	1,895	3.72
One to three years	3,030	3,169	2.73
Three to five years	2,479	2,665	2.82
Five to ten years	3,542	3,752	2.55
More than ten years	1,658	1,796	3.94

Total obligations of states and political subdivisions	12,590	13,277	3.01

Total held-to-maturity securities	$15,508	16,317	3.12%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

II.	Investment Portfolio, Continued:

B.	Continued:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Mortgage-backed:
GSE residential	$177,787	181,127	1.43%

U.S. Government-sponsored enterprises (GSEs):
Less than one year	2,009	2,013	.40
One to three years	8,198	8,220	.49
Three to five years	17,000	17,101	1.08
Five to ten years	87,405	87,830	1.72
More than ten years	7,498	7,535	1.51

Total U.S. Government-sponsored enterprises (GSEs)	122,110	122,699	1.52

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to three years	—	—	—
Three to five years	—	—	—
Five to ten years	10,407	10,659	2.03
More than ten years	2,807	2,793	1.73

Total obligations of states and political subdivisions	13,214	13,452	1.97

Total available-for-sale securities	$313,111	317,278	1.49%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2012, 2011, 2010 and 2009:

	In Thousands
	2012	2011	2010	2009	2008
Commercial, financial and agricultural	$35,521	48,080	66,107	82,254	99,864
Real estate—construction	190,356	166,460	176,842	198,732	208,083
Real estate—mortgage	902,930	866,060	797,932	771,925	711,747
Consumer	41,713	44,689	55,734	63,765	70,783

Total loans	1,170,520	1,125,289	1,096,615	1,116,676	1,090,477
Deferred loan fees	(2,912)	(2,031)	(1,347)	(1,415)	(1,292)

Total loans, net of deferred fees	1,167,608	1,123,258	1,095,268	1,115,261	1,089,185
Less allowance for loan losses	(25,497)	(24,525)	(22,177)	(16,647)	(12,138)

Net loans	$1,142,111	1,098,733	1,073,091	1,098,614	1,077,047

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies our fixed and variable rate loans at December 31, 2012 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2012
				At
	Fixed	Variable		December 31,
	Rates	Rates	Totals	2012
Based on contractual maturity:
Due within one year	$182,750	46,608	229,358	19.6%
Due in one year to five years	153,549	75,196	228,745	19.6
Due after five years	77,808	631,697	709,505	60.8

Totals	$414,107	753,501	1,167,608	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	118,485	118,485	10.2%
Due within one year	182,836	181,396	364,232	31.2
Due in one year to five years	153,533	383,922	537,455	46.0
Due after five years	77,738	69,698	147,436	12.6

Totals	$414,107	753,501	1,167,608	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2012, 2011, 2010 and 2009:

	In Thousands, Except Percentages
	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial, financial and agricultural	$—	35	490	100	228
Real estate—construction	9,626	14,378	7,850	5,636	5,964
Real estate—mortgage	7,229	10,552	13,821	19,750	4,189
Consumer	—	—	—	28	27

Total non-accrual	$16,855	24,965	22,161	25,514	10,408

Loans 90 days past due still accruing:
Commercial, financial and agricultural	$54	158	10	1,291	1,388
Real estate—construction	24	95	178	29	182
Real estate—mortgage	736	5,339	2,280	2,435	1,807
Consumer	105	78	100	314	339

Total loans 90 days past due still accruing	$919	5,670	2,568	4,069	3,716

Renegotiated loans:
Commercial, financial and agricultural	$17	245	—	—	—
Real estate—construction	1,291	—	—	—	—
Real estate—mortgage	2,226	3,938	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$3,534	4,183	—	—	—

Loans current—considered uncollectible	$—	—	—	—	—

Total non-performing loans	$21,308	34,818	24,729	29,583	14,124

Total loans, net of unearned interest	$1,167,608	1,123,258	1,095,268	1,115,261	1,089,185

Percentage of total non- performing loans to total loans outstanding, net of unearned interest	1.82%	3.10	2.26	2.65	1.30

Other real estate	$15,307	19,117	13,741	3,924	4,993

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $16,855,000 at December 31, 2012, $24,965,000 at December 31, 2011, $22,161,000 at December 31, 2010, $25,514,000 at December 31, 2009 and $10,408,000 at December 31, 2008. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2012 if the loans had been current totaled $697,000 compared to $875,000 in 2012, $1,836,000 in 2010, $978,000 in 2009 and $370,000 in 2008. The amount of interest and fee income recognized on total loans during 2012 totaled $66,080,000 as compared to $66,031,000 in 2011, $67,356,000 in 2010, $71,028,000 in 2009 and $74,740,000 in 2008.

At December 31, 2012, loans, which include the above, totaling $49,418,000 were included in the Company’s internal classified loan list. Of these loans $48,955,000 are real estate and $463,000 are various other types of loans. The values collateralizing these loans is estimated by management to be approximately $67,272,000 ($67,272,000 related to real property securing real estate loans and $0 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2012, real estate construction and mortgage loans made up 16.3% and 77.1% of the Company’s loan portfolio.

At December 31, 2012 and 2011, other real estate totaled $15,307,000 and $19,117,000, respectively.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2012 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2012, 2011, 2010, 2009 and 2008 and the years then ended.

	In Thousands, Except Percentages
	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of period	$24,525	22,177	16,647	12,138	9,473

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(454)	(517)	(253)	(403)	(1,068)
Real estate construction	(2,226)	(1,681)	(3,791)	(127)	(345)
Real estate – mortgage	(6,066)	(4,103)	(4,913)	(1,717)	(1,464)
Consumer	(412)	(461)	(719)	(1,423)	(1,590)

	(9,158)	(6,762)	(9,676)	(3,670)	(4,467)

Recoveries:
Commercial, financial and agricultural	71	22	111	49	30
Real estate construction	174	67	30	4	66
Real estate – mortgage	169	106	40	51	51
Consumer	188	237	191	247	267

	602	432	372	351	414

Net loan charge-offs	8,556	(6,330)	(9,304)	(3,319)	(4,053)

Provision for loan losses charged to expense	9,528	8,678	14,834	7,828	6,718

Allowance for loan losses at end of period	$25,497	24,525	22,177	16,647	12,138

Total loans, net of unearned interest, at end of year	$1,167,608	1,123,258	1,095,268	1,115,261	1,089,185

Average total loans out- standing, net of unearned interest, during year	$1,138,525	1,108,335	1,093,343	1,099,082	1,051,550

Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.75%	0.57	0.85	0.30	0.39

Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	2.18%	2.18	2.02	1.49	1.11

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2012		December 31, 2011
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$397	3.0%	$1,328	4.3%
Real estate construction	7,191	16.3	6,223	14.8
Real estate mortgage	17,515	77.1	16,518	77.0
Consumer	394	3.6	456	3.9

	$25,497	100.0%	$24,525	100.0%

	December 31, 2010		December 31, 2009
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,230	6.0%	$1,593	7.4%
Real estate construction	5,558	16.1	3,412	17.8
Real estate mortgage	14,502	72.8	10,252	69.1
Consumer	887	5.1	1,390	5.7

	$22,177	100.0%	$16,647	100.0%

	December 31, 2008
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$3,435	9.1%
Real estate construction	704	19.1
Real estate mortgage	6,407	65.3
Consumer	1,592	6.5

	$12,138	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

V.	Deposits:

The average amounts and average interest rates for deposits for 2012, 2011 and 2010 are detailed in the following schedule:

	2012		2011		2010
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$118,573	—%	$105,056	—%	99,890	—%
Negotiable order of withdrawal accounts	274,248	.71%	240,799	.90%	218,666	1.17%
Money market demand accounts	319,920	.61%	270,426	.79%	240,344	1.04%
Individual retirement accounts	99,211	1.71%	97,034	2.13%	94,900	2.71%
Other savings	96,806	.77%	75,704	1.08%	48,426	1.40%
Certificates of deposit $100,000 and over	263,603	1.51%	270,928 1.98%		324,535 2.49%
Certificates of deposit under $100,000	273,221	1.36%	291,834	1.80%	317,948	2.39%

	$1,445,582	.97%	$1,351,781	1.32%	1,344,709	1.78%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2012:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$127,786	21,023	148,809
Three to six months	87,492	13,435	100,927
Six to twelve months	96,805	13,767	110,572
More than twelve months	211,654	51,069	262,723

	$523,737	99,294	623,031

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Return on assets (Net income divided by average total assets)	.75%	.66%	.60%
Return on equity (Net income divided by average equity)	7.49%	6.77%	6.44%
Dividend payout ratio (Dividends declared per share divided by net income per share)	51.52%	43.48%	48.00%
Equity to asset ratio (Average equity divided by average total assets)	10.00%	9.80%	9.36%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)	9.79%	9.73%	9.57%

The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2012 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities, intangible assets and goodwill	$162,321
Total capital:
Allowable allowance for loan losses	15,841

Total capital	$178,162

Risk-weighted assets	$1,257,583

Risk-based capital ratios:
Tier I capital ratio	14.17%

Total risk-based capital ratio	12.91%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2012

VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2012, the Company and Wilson Bank & Trust were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2012:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$1,167,608	157,225	70,917	98,043	156,532	684,891
Securities	332,786	750	305	490	2,348	328,893
Loans held for sale	15,648	15,648	—	—	—	—
Federal funds sold	23,780	23,780	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—

Total earning assets	1,542,834	200,415	71,222	98,533	158,880	1,013,784

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	310,080	310,080	—	—	—	—
Money market demand accounts	339,417	339,417	—	—	—	—
Individual retirement accounts	99,295	9,290	12,029	13,169	13,762	51,045
Other savings	94,441	94,441	—	—	—	—
Certificates of deposit, $100,000 and over	260,641	26,657	40,374	43,506	42,923	107,181
Certificates of deposit, under $100,000	263,095	17,487	44,151	45,028	51,956	104,473
Securities sold under repurchase agreements	10,584	10,584	—	—	—	—

	1,377,553	807,956	96,554	101,703	108,641	262,699

Interest-sensitivity gap	$165,281	(607,541)	(25,332)	(3,170)	50,239	751,085

Cumulative gap		(607,541)	(632,873)	(636,043)	(585,804)	165,281

Interest-sensitivity gap as % of total assets		(36.15)	(1.51)	(.19)	2.99	44.69

Cumulative gap as % of total assets		(36.15)	(37.66)	(37.85)	(34.86)	9.83

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 1A. Risk Factors.

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be materially and negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Company’s operations and results and may continue to adversely impact its results in the future.

Economic conditions in the markets in which the Company operates deteriorated significantly between early 2008 and the middle of 2010. As a result, the Company has experienced a significant reduction in its earnings when compared to historical levels. These challenges resulted primarily from provisions for loan losses and other real estate expense related to declining collateral values in the Company’s real estate construction and development loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions began to stabilize in the Company’s markets in the second half of 2010 and through 2011 and 2012, the Company believes that it will continue to experience a somewhat, albeit less, challenging economic environment in 2013. Accordingly, the Company expects that its results of operations will continue to be negatively impacted by economic conditions in 2013. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Company in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Company could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2012, approximately 94% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 43% were commercial real estate loans, 37% were residential real estate loans, 17% were construction and development loans and 3% were other real estate loans. In total these loans make up approximately 99% of the Company’s non-performing loans at December 31, 2012. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market within the Company’s markets. Throughout 2011, the number of newly constructed homes or lots sold in the Company’s market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. While conditions have stabilized somewhat in 2012, if residential real estate prices again decline or demand weakens that could again result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers.

At December 31, 2012, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. These industries continue to experience challenges as a result of the continued sluggish economy and, as a result, an increased level of borrowers in these industries have been unable to perform their obligations under their existing loan agreements with the Company, or have suffered loan downgrades which has negatively impacted the Company’s results of operations. If the economic environment in the Company’s market does not further improve in 2013 or beyond, these industry concentrations could result in further higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause the Company’s earnings to continue to be negatively impacted. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s earnings.

The Company has increased levels of other real estate, primarily as a result of foreclosures, and it anticipates higher levels of expense related to other real estate owned.

As the Company continues to resolve non-performing real estate loans, it continues to have elevated levels of other real estate owned primarily through foreclosures acquired from builders and from residential land developers. Expense related to other real estate owned consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as the Company’s level of other real estate owned remains elevated, and also if local real estate values again begin to decline, negatively affecting the Company’s results of operations.

Currently proposed changes to capital requirements for bank holding companies and depository institutions may negatively impact the Company’s and the Bank’s results of operations.

On June 7, 2012, the FRB and the FDIC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Corporation. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules that seek to implement the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios, which were initially expected to be phased in during 2013 and 2014. These rules if implemented would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. As currently proposed, the capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company or the Bank as the federal regulatory agencies that have proposed the rules have announced that they are indefinitely delaying the implementation of the rules.

The application of more stringent capital requirements for the Company and the Bank, like those proposed to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in the Company or the Bank having to lengthen the term of its funding, restructure its business models and/or increase its holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends or buying back shares.

The December 31, 2012 expiration of the FDIC’s Transaction Account Guarantee Program could negatively impact the Bank’s liquidity and cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC even if their balances were over and above the customary $250,000 limit. This program expired on December 31, 2012, and deposits held in such non-interest bearing accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category. Although the Bank has not experienced a large number of withdrawals with respect to these deposits, a withdrawal of these deposits could negatively impact the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s cost of funds by potentially reducing its levels of core deposits and increasing its need to rely on more expensive funding sources.

The effectiveness of the Company’s asset management activities are critical to its ability to improve, resolve or liquidate nonperforming loans and other real estate and thereby reduce loan losses and other real estate expense.

Over the past three years, the Company has undertaken various initiatives to enhance its credit review, loan administration and special asset management and administration procedures, and believes that these enhancements have begun to reduce the levels of our problem and potential problem assets. However, continued improvement is dependent to a degree on market conditions and other factors beyond the Company’s control and the Company is unable to successfully manage its problem and potential problem assets in a timely matter, it could experience materially increased loan losses and other real estate expenses.

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

In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company, or the Bank, might be required to remove these substances from the affected properties at the Company’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company and the Bank may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford and Sumner counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets, although beginning to stabilize, remain challenging and continue to negatively affect the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels remained elevated in 2012. The Company cannot assure you that economic conditions in its markets will improve during 2013 or thereafter, and continued weak economic conditions in the Company’s markets could cause the Company to continue to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.

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

Because of significant competitive pressures in the Company’s market and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Company’s net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. The Company also expects loan pricing to remain competitive in 2013 and believes that economic factors affecting broader markets will likely result in reduced yields for the Company’s investment securities portfolio as prepayments continue to escalate. As a result, the Company’s net interest margin, and consequently its profitability, may continue to be negatively impacted in 2013 and beyond.

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

The Company relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, deposit customers’ views on the Bank’s financial strength, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank (“FHLB”) advances and federal funds lines of credit from correspondent banks and the Federal Reserve Bank of Atlanta. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

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

Implementation of the various provisions of the Dodd-Frank Act has resulted in increases in our operating costs and may continue to cause additional increases, and implementation of those provisions of the Dodd-Frank Act that are not yet implemented could have a material effect on our business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under the U.S. Treasury’s Troubled Asset Relief Program; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Company) are exempt from certain provisions of the legislation. Although a number of regulations implementing portions of the Dodd-Frank Act have been promulgated, the Company is still unable to predict how portions of this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect it. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a significant impact on the Company’s business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-five branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; and a Loan Production Office at 393 Maple Street Suite 100-A in Gallatin, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. Also, the South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its Loan Production office in Gallatin, and its space in the McKendree Village which are leased. The Bank also leases space at seven locations within Wilson County, DeKalb County, Rutherford County, Davidson County, Smith County and Cannon County where it maintains and operates automatic teller machines.

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” on page 87 of the Company’s 2012 Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2012.

Item 6. Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 13 of the Company’s 2012 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 14 through 38 of the Company’s 2012 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 32 of the Company’s 2012 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 39 through 86 of the Company’s 2012 Annual Report and are incorporated herein by reference.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on page 39 of Wilson Bank Holding Company’s 2012 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2013 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (60)—Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Elmer Richerson (60)—Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Gary Whitaker (55)—Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (48)—Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.

John McDearman (44) – Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. Currently he serves as Executive Vice President, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio and the supervision of the Sumner and Rutherford County offices.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2013 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors – Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2013 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials filed in connection with the 2013 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2013 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2012 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003 and a four for three stock split in the form of a stock dividend paid on May 31, 2007:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options or Warrants	Weighted Average Exercise Price of Outstanding Options or Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders	48,987	$34.24	45,250
Equity compensation plans not approved by shareholders	—	—	—

Total	48,987	$34.24	45,250

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2013 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Director Independence” in the Company’s definitive proxy materials filed in connection with the 2013 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2013 Annual Meeting of Shareholders.

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

WILSON BANK HOLDING COMPANY

By:	/s/ J. Randall Clemons

J. Randall Clemons
President and Chief Executive Officer

Date:	March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons	President, Chief Executive Officer and
J. Randall Clemons	Director (Principal Executive Officer)	March 13, 2013

/s/ Lisa Pominski	Chief Financial Officer (Principal
Lisa Pominski	Financial and Accounting Officer)	March 13, 2013

/s/ Elmer Richerson	Executive Vice President & Director	March 13, 2013
Elmer Richerson

/s/ Charles Bell	Director	March 13, 2013
Charles Bell

/s/ Jack W. Bell	Director	March 13, 2013
Jack W. Bell

/s/ Mackey Bentley	Director	March 13, 2013
Mackey Bentley

/s/ James F. Comer	Director	March 13, 2013
James F. Comer

/s/ Jerry L. Franklin	Director	March 13, 2013
Jerry L. Franklin

/s/ John B. Freeman	Director	March 13, 2013
John B. Freeman

/s/ Harold R. Patton	Director	March 13, 2013
Harold R. Patton

/s/ James Anthony Patton	Director	March 13, 2013
James Anthony Patton

/s/ John R. Trice	Director	March 13, 2013
John R. Trice

/s/ Robert T. VanHooser, Jr.	Director	March 13, 2013
Robert T. VanHooser, Jr.

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and DeKalb Community Bank. (Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

2.2	Agreement and Plan of Merger dated November 16, 2004, among Wilson Bank Holding Company, Wilson Bank and Trust and Community Bank of Smith County. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-122534)).

3.1	Charter of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

3.2	Bylaws of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-32442)).*

10.2	Wilson Bank Holding Company 2009 Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-158621)).*

10.3	Amendment to the Wilson Bank and Trust Executive Salary Continuation Agreement dated as of January 1, 2001 by and between Wilson Bank and Trust and Larry Squires (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.4	Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.5	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.6	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.7	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.8	Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.9	Amendment, dated December 30, 2008, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.10	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.11	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.12	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.13	Executive Salary Continuation Agreement dated as of March 30, 2006, by and between Wilson Bank and Trust and Johnny D. Goodman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.14	Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.15	Executive Salary Continuation Agreement dated as of July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.16	Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.17	Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.18	Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.19	Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.20	Amendment, dated November 23, 2012, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.21	Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.22	Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.23	Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.24	Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.25	Amendment, dated November 23, 2012 to Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated as of July 28, 2006 by and between Wilson Bank and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.26	Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.27	Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.28	Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.29	Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.30	Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.31	First Amendment, dated April 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.32	First Amendment, dated April 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.33	First Amendment, dated April 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.34	First Amendment, dated April 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.35	Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.36	Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.37	Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.38	Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.39	Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2012 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Management compensatory plan or contract