Form 10-Q
period 2013-03-31
WILSON BANK HOLDING CO
filed 2013-05-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 7,459,152 shares at  May 9, 2013

Part I:	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

	Consolidated Balance Sheets – March 31, 2013 and December 31, 2012.	3

	Consolidated Statements of Earnings – For the three months ended March 31, 2013 and 2012.	4

	Consolidated Statements of Comprehensive Earnings – For the three months ended March 31, 2013 and 2012.	5

	Consolidated Statements of Cash Flows – For the three months ended March 31, 2013 and 2012.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

	Disclosures required by Item 3 are incorporated by reference to Management’s

	Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Mine Safety Disclosures.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO

EX-31.2 SECTION 302 CERTIFICATION OF THE CFO

EX-32.1 SECTION 906 CERTIFICATION OF THE CEO

EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

EX -101 INTERACTIVE DATA FILE

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(Unaudited)

	March 31, 2013	December 31, 2012

	(Dollars in Thousands Except Per Share Amounts)
Assets
Loans	$ 1,192,281	$ 1,167,608
Less: Allowance for loan losses	(25,845)	(25,497)

Net loans	1,166,436	1,142,111

Securities:
Held to maturity, at cost (market value $ 18,338 and $16,317, respectively)	17,662	15,508
Available-for-sale, at market (amortized cost $ 302,052 and $ 313,111, respectively)	304,377	317,278

Total securities	322,039	332,786

Loans held for sale	6,969	15,648
Restricted equity securities	3,012	3,012
Federal funds sold	19,550	23,780

Total earning assets	1,518,006	1,517,337

Cash and due from banks	108,706	82,884
Bank premises and equipment, net	35,927	35,853
Accrued interest receivable	5,520	5,426
Deferred income tax asset	8,905	8,243
Other real estate	14,663	15,307
Other assets	10,480	10,965
Goodwill	4,805	4,805

Total assets	$ 1,707,012	$ 1,680,820

Liabilities and Stockholders’ Equity
Deposits	$ 1,515,356	$ 1,493,922
Securities sold under repurchase agreements	9,276	10,584
Accrued interest and other liabilities	11,360	6,616

Total liabilities	1,535,992	1,511,122

Stockholders’ equity:
Common stock, $ 2.00 par value; authorized 15,000,000 shares, issued 7,458,952 and 7,419,204 shares, respectively	14,918	14,838
Additional paid-in capital	52,868	51,242
Retained earnings	101,798	101,046
Net unrealized gains on available-for-sale securities, net of income taxes of $ 889 and $ 1,595 respectively	1,436	2,572

Total stockholders’ equity	171,020	169,698

Total liabilities and stockholders’ equity	$ 1,707,012	$ 1,680,820

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

Interest income:
Interest and fees on loans	$ 16,464	$ 16,273
Interest and dividends on securities:
Taxable securities	1,059	1,358
Exempt from Federal income taxes	146	101
Interest on loans held for sale	71	98
Interest on Federal funds sold	44	33
Interest and dividends on restricted securities	36	42

Total interest income	17,820	17,905

Interest expense:
Interest on negotiable order of withdrawal accounts	396	506
Interest on money market and savings accounts	594	757
Interest on certificates of deposit	1,850	2,670
Interest on securities sold under repurchase agreements	13	14
Interest on Federal funds purchased	—	1

Total interest expense	2,853	3,948

Net interest income before provision for loan losses	14,967	13,957
Provision for loan losses	669	2,256

Net interest income after provision for loan losses	14,298	11,701

Non-interest income:
Service charges on deposit accounts	940	1,210
Other fees and commissions	1,780	1,833
Gain on sale of loans	822	621
Gain on sale of other assets	—	3
Gain on sale of securities	—	23

Total non-interest income	3,542	3,690

Non-interest expense:
Salaries and employee benefits	6,051	5,849
Occupancy expenses, net	618	625
Furniture and equipment expense	307	273
Data processing expense	408	309
Directors’ fees	202	202
Litigation expense	2,500
Other operating expenses	2,642	2,720
Loss on sale of other real estate	248	782
Loss on sale of other assets	2	—

Total non-interest expense	12,978	10,760

3
Earnings before income taxes	4,862	4,631
Income taxes	1,884	1,806

Net earnings	$ 2,978	$ 2,825

Weighted average number of shares outstanding-basic	7,445,701	7,331,514

Weighted average number of shares outstanding-diluted	7,450,543	7,337,322

Basic earnings per common share	$ .40	$ .39

Diluted earnings per common share	$ .40	$ .39

Dividends per share	$ .30	$ .30

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

Net earnings	$ 2,978	$ 2,825

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of income taxes of $ 706 and $126, respectively	(1,136)	(201)
Reclassification adjustment for net gains included in net earnings, net of taxes of $ 0 and $ 9, respectively	—	(14)

Other comprehensive earnings	(1,136)	(215)

Comprehensive earnings	$ 1,842	$ 2,610

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2013	2012

	(In Thousands)
Cash flows from operating activities:
Interest received	$ 18,750	$ 18,811
Fees and commissions received	2,720	3,043
Proceeds from sale of loans held for sale	30,358	27,747
Origination of loans held for sale	(20,857)	(25,041)
Interest paid	(3,327)	(4,750)
Cash paid to suppliers and employees	(7,414)	(7,949)
Income taxes paid	(1,058)	(266)

Net cash provided by operating activities	19,172	11,595

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,133	475
Proceeds from maturities, calls, and principal payments of available-for-sale securities	28,607	53,278
Purchase of held-to-maturity securities	(3,314)	(1,386)
Purchase of available-for-sale securities	(18,545)	(68,490)
Loans made to customers, net of repayments	(25,584)	(19,271)
Purchase of premises and equipment	(463)	(476)
Proceeds from sale of other real estate	986	1,290
Proceeds from sale of other assets	2	12

Net cash used in investing activities	(17,178)	(34,568)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	36,046	71,637
Net decrease in time deposits	(14,612)	(24,982)
Net increase (decrease) in securities sold under repurchase agreements	(1,308)	578
Dividends paid	(2,226)	(2,191)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,620	1,599
Proceeds from exercise of stock options	78	75

Net cash provided by financing activities	19,598	46,716

Net increase in cash and cash equivalents	21,592	23,743

Cash and cash equivalents at beginning of period	106,664	54,174

Cash and cash equivalents at end of period	$ 128,256	$ 77,917

See accompanying notes to consolidated financial statements (unaudited)

	2013	2012

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$ 2,978	$ 2,825
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,413	1,263
Provision for loan losses	669	2,256
Loss on sale of other real estate	248	782
Loss (gain) on sale of other assets	2	(3)
Gain on sale of securities	—	(23)
Stock option compensation	8	6
Decrease in taxes payable	826	1,733
Decrease in loans held for sale	8,679	2,085
Increase in deferred tax assets	—	(193)
Decrease in other assets, net	481	190
Decrease (increase) in interest receivable	(94)	110
Increase in other liabilities	4,436	1,366
Decrease in interest payable	(474)	(802)

Total adjustments	$ 16,194	$ 8,770

Net cash provided by operating activities	$ 19,172	$ 11,595

Supplemental schedule of non-cash activities:

Unrealized loss in values of securities available-for-sale, net of taxes of $ 706 and $ 135 for the three months ended March 31, 2013 and 2012, respectively	$ (1,136)	$ (215)

Non-cash transfers from loans to other real estate	$ 1,196	$ 3,199

Non-cash transfers from other real estate to loans	$ 606	$ 86

Non-cash transfers from loans to other assets	$ 0	$ 9

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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2012 Annual Report previously filed on Form 10-K.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with Wilson Bank Holding Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to Wilson Bank Holding Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2012 and at March 31, 2013, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company during the first quarter of fiscal 2012 and was applied prospectively.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders equity. Rather, it gives an entity the choice to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. The components of comprehensive income and timing of reclassification of an item to net income do not change with this update. ASU 2011-05 requires retrospective application and is effective for annual and interim periods beginning after December 15, 2011. The Company adopted this ASU in the first quarter of 2012 and has presented a separate Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other, regarding testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not preformed, it is required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was adopted by the Company beginning January 1, 2012 and was used in its annual assessment as of December 31, 2012. The results of the qualitative assessment indicated that the fair value of the Company’s reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Other than those pronouncements discussed above, there were no other recently issued accounting pronouncements that are expected to materially impact the Company.

Note 2. Loans and Allowance for Loan Losses

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

The following schedule details the loans of the Company at March 31, 2013 and December 31, 2012:

	(In Thousands)

	March 31, 2013	December 31, 2012

Mortgage Loans on real estate
Residential 1-4 family	$ 339,930	$ 341,977
Multifamily	16,107	16,140
Commercial	492,312	469,757
Construction and land development	199,620	190,356
Farmland	24,725	26,319
Second mortgages	12,369	12,477
Equity lines of credit	35,320	36,260

Total mortgage loans on real estate	1,120,383	1,093,286

Commercial loans	29,293	30,545

Agricultural loans	2,327	2,238

Consumer installment loans
Personal	37,830	38,463
Credit cards	2,955	3,250

Total consumer installment loans	40,785	41,713

Other loans	2,499	2,738

	1,195,287	1,170,520

Net deferred loan fees	(3,006)	(2,912)

Total loans	1,192,281	1,167,608

Less: Allowance for loan losses	(25,845)	(25,497)

Net Loans	$ 1,166,436	$ 1,142,111

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

Transactions in the allowance for loan losses for the three months ended March 31, 2013 and year ended December 31, 2012 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total

March 31, 2013

Allowance for loan losses:

Beginning balance	$ 5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497
Provision	544	—	186	186	(23)	(41)	(119)	(11)	(3)	(50)	669
Charge-offs	(130)	—	(194)	—	—	—	(56)	(6)	—	(56)	(442)
Recoveries	16	—	17	21	6	2	—	8	3	48	121

Ending balance	$ 6,129	89	9,314	7,398	1,641	233	317	373	15	336	25,845

Ending balance individually evaluated for impairment	$ 1,346	—	2,348	2,014	1,160	47	3	—	—	—	6,918

Ending balance collectively evaluated for impairment	$ 4,783	89	6,966	5,384	481	186	314	373	15	336	18,927

Ending balance loans acquired with deteriorated credit quality	$ —	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$ 339,930	16,107	492,312	199,620	24,725	12,369	35,320	29,293	2,327	43,284	1,195,287

Ending balance individually evaluated for impairment	$ 9,512	—	16,165	10,563	2,814	762	172	—	—	—	39,988

Ending balance collectively evaluated for impairment	$ 330,418	16,107	476,147	189,057	21,911	11,607	35,148	29,293	2,327	43,284	1,155,299

Ending balance loans acquired with deteriorated credit quality	$ —	—	—	—	—	—	—	—	—	—	—

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total

December 31, 2012

Allowance for loan losses:

Beginning balance	$ 5,414	54	8,242	6,223	1,829	326	653	1,309	19	456	24,525
Provision	1,557	35	5,021	3,020	284	62	(65)	(544)	(4)	162	9,528
Charge-offs	(1,331)	—	(4,057)	(2,226)	(462)	(120)	(96)	(454)	—	(412)	(9,158)
Recoveries	59	—	99	174	7	4	—	71	—	188	602

Ending balance	$ 5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497

Ending balance individually evaluated for impairment	$ 1,318	—	2,319	2,014	1,160	47	3	—	—	—	6,861

Ending balance collectively evaluated for impairment	$ 4,381	89	6,986	5,177	498	225	489	382	15	394	18,636

Ending balance loans acquired with deteriorated credit quality	$ —	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$ 341,977	16,140	469,757	190,356	26,319	12,477	36,260	30,545	2,238	44,451	1,170,520

Ending balance individually evaluated for impairment	$ 9,368	—	16,943	10,915	2,826	762	172	—	—	—	40,986

Ending balance collectively evaluated for impairment	$ 332,609	16,140	452,814	179,441	23,493	11,715	36,088	30,545	2,238	44,451	1,129,534

Ending balance loans acquired with deteriorated credit quality	$ —	—	—	—	—	—	—	—	—	—	—

At March 31, 2013, the Company had certain impaired loans of $13,081,000 which were on non-accruing interest status. At December 31, 2012, the Company had certain impaired loans of $16,855,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings.

The following table presents the Company’s impaired loans at March 31, 2013 and December 31, 2012.

	In Thousands

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2013

With no related allowance recorded:
Residential 1-4 family	$ 3,668	3,598	—	3,508	65
Multifamily	—	—	—	—	—
Commercial real estate	1,696	1,652	—	3,392	24
Construction	2,030	2,020	—	2,886	16
Farmland	—	—	—	—	—
Second mortgages	606	606	—	606	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$ 8,000	7,876	—	10,392	105

With allowance recorded:
Residential 1-4 family	$ 5,955	5,914	1,346	6,338	70
Multifamily	—	—	—	—	—
Commercial real estate	14,556	15,205	2,348	13,040	113
Construction	8,553	10,353	2,014	9,334	—
Farmland	2,819	2,814	1,160	2,832	14
Second mortgages	157	156	47	155	3
Equity lines of credit	172	172	3	223	2
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$ 33,212	34,614	6,918	31,922	202

Total
Residential 1-4 family	9,623	9,512	1,346	9,846	135
Multifamily	—	—	—	—	—
Commercial real estate	16,252	16,857	2,348	16,432	137
Construction	10,583	12,373	2,014	12,220	16
Farmland	2,819	2,814	1,160	2,832	14
Second mortgages	763	762	47	761	3
Equity lines of credit	172	172	3	223	2
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$ 40,212	42,490	6,918	42,314	307

	In Thousands

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2012

With no related allowance recorded:
Residential 1-4 family	$ 3,418	3,418	—	4,134	215
Multifamily	—	—	—	103	—
Commercial real estate	4,439	5,439	—	5,371	66
Construction	1,952	4,252	—	6,166	74
Farmland	—	—	—	37	—
Second mortgages	606	606	—	667	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$ 10,415	13,715	—	16,478	355

With allowance recorded:
Residential 1-4 family	$ 5,950	5,950	1,318	6,084	325
Multifamily	—	—	—	—	—
Commercial real estate	12,504	12,504	2,319	14,580	509
Construction	8,963	8,963	2,014	8,171	52
Farmland	2,826	2,826	1,160	3,155	57
Second mortgages	156	156	47	155	10
Equity lines of credit	172	172	3	223	9
Commercial	—	—	—	216	—
Agricultural	—	—	—	—	—

	$ 30,571	30,571	6,861	32,584	962

Total
Residential 1-4 family	9,368	9,368	1,318	10,218	540
Multifamily	—	—	—	103	—
Commercial real estate	16,943	17,943	2,319	19,951	575
Construction	10,915	13,215	2,014	14,337	126
Farmland	2,826	2,826	1,160	3,192	57
Second mortgages	762	762	47	822	10
Equity lines of credit	172	172	3	223	9
Commercial	—	—	—	216	—
Agricultural	—	—	—	—	—

	$ 40,986	44,286	6,861	49,062	1,317

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

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013			December 31, 2012

	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance

Residential 1-4 family	1	$ 314	$ 314	1	$ 365	$ 275
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	1	416	354

Construction	—	—	—	3	1,291	1,291

Farmland	—	—	—	1	1,445	595
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	2	17	17

Total	1	$ 314	$ 314	8	$ 3,534	$ 2,532

Potential problem loans, which include nonperforming loans, amounted to approximately $47.2 million at March 31, 2013 compared to $49.4 million at December 31, 2012. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary federal regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

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

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total

March 31, 2013

Credit Risk Profile by Internally Assigned Grade

Pass	$ 325,559	16,054	475,641	188,567	21,677	11,038	34,961	29,262	2,311	42,999	1,148,069
Special Mention	10,062	53	6,096	644	69	545	271	31	4	91	17,866
Substandard	4,309	—	10,575	10,409	2,979	786	88	—	12	194	29,352
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$ 339,930	16,107	492,312	199,620	24,725	12,369	35,320	29,293	2,327	43,284	1,195,287

December 31, 2012

Credit Risk Profile by Internally Assigned Grade

Pass	$ 326,648	16,087	452,350	179,114	23,253	11,123	35,756	30,499	2,215	44,057	1,121,102
Special Mention	9,969	53	5,699	282	71	477	295	32	5	98	16,981
Substandard	5,360	0	11,708	10,960	2,995	877	209	14	18	296	32,437
Doubtful	0	0	0	0	0	0	0	0	0	0	0

Total	$ 341,977	16,140	469,757	190,356	26,319	12,477	36,260	30,545	2,238	44,451	1,170,520

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent.

Debt and equity securities at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013 Securities Available-For-Sale

	In Thousands

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)*	$ 126,961	$ 333	$ 403	$ 126,891
Mortgage-backed:
GSE residential	161,329	2,376	36	163,669
Obligations of states and political subdivisions	13,762	177	122	13,817

	$ 302,052	$ 2,886	$ 561	$ 304,377

March 31, 2013 Securities Held-To-Maturity

In Thousands

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed:
GSE residential	$ 2,836	$ 100	$ —	$ 2,936
Obligations of states and political subdivisions	14,826	600	24	15,402

	$ 17,662	$ 700	$ 24	$ 18,338

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	December 31, 2012 Securities Available-For-Sale

	In Thousands

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)*	$ 122,110	$ 643	$ 55	$ 122,698
Mortgage-backed:
GSE residential	177,787	3,373	32	181,128
Obligations of states and political subdivisions	13,214	267	29	13,452

	$ 313,111	$ 4,283	$ 116	$ 317,278

December 31, 2012 Securities Held-To-Maturity

In Thousands

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed:
GSE residential	$ 2,918	$ 122	$ —	$ 3,040
Obligations of states and political subdivisions	12,590	687	—	13,277

	$ 15,508	$ 809	$ —	$ 16,317

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

The amortized cost and estimated market value of debt securities at March 31, 2013, by contractual maturity, are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale

	In Thousands

	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$ 1,318	$ 1,327	$ 2,009	$ 2,012
Due after one year through five years	6,133	6,445	30,177	30,261
Due after five years through ten years	4,233	4,401	188,723	189,910
Due after ten years	5,978	6,165	81,143	82,194

	$ 17,662	$ 18,338	$ 302,052	$ 304,377

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	In Thousands, Except Number of Securities

	Less than 12 Months			12 Months or More			Total

March 31, 2013	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses

Held to Maturity Securities:

Mortgage-backed:
GSE residential	$ —	$ —	—	$ —	$ —	—	$ —	$ —

Obligations of states and political subdivisions	3,406	24	11	—	—	—	3,406	24

	$ 3,406	$ 24	11	$ —	—	—	$ 3,406	$ 24

Available-for-Sale Securities:
US Government-sponsored enterprises (GSEs)	$ 72,864	$ 403	24	$ —	$ —		$ 72,864	$ 403

Mortgage-backed:
GSE residential	15,465	36	7	—	—	—	15,465	36

Obligations of states and political subdivisions	5,887	122	17	—	—	—	5,887	122

	$ 94,216	$ 561	48	$ —	$ —	—	$ 94,216	$ 561

	In Thousands, Except Number of Securities

	Less than 12 Months			12 Months or More			Total

December 31, 2012	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses

Held to Maturity Securities:

Mortgage-backed:
GSE residential	$ —	$ —	—	$ —	$ —	—	$ —	$ —

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$ —	$ —	—	$ —	$ —	—	$ —	$ —

Available-for-Sale Securities:

U.S. Government-Sponsored enterprises (GSEs)	$ 22,159	$ 55	9	$ —	$ —	—	$ 22,159	$ 55

Mortgage-backed:
GSE residential	7,244	32	3	—	—	—	7,244	32

Obligations of states and political subdivisions	3,398	29	10	—	—	—	3,398	29

	$ 32,801	$ 116	22	$ —	$ —	—	$ 32,801	$ 116

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2013 and 2012:

	2013	2012

	(Dollars in Thousands Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$ 2,978	$ 2,825

Denominator – Weighted average number of common shares outstanding	7,445,701	7,331,514

Basic earnings per common share	$ .40	$ .39

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$ 2,978	$ 2,825

Denominator – Weighted average number of common shares outstanding	7,445,701	7,331,514
Dilutive effect of stock options	4,842	5,808

	7,450,543	7,337,322

Diluted earnings per common share	$ .40	$ .39

Note 5. Comprehensive Income

The following is a summary of the various components comprising comprehensive income and the reclassifications out of accumulated other comprehensive income for the period ended March 31, 2013 and 2012:

March 31, 2013	Unrealized Gains and Losses on Available-for-Sale Securities

Beginning Balance	$ 2,572
Other comprehensive loss before reclassifications	(1,136)
Amount reclassified from accumulated other Comprehensive income

Net current-period other comprehensive income (loss)	(1,136)
Ending balance	$ 1,436

There were no reclassifications out of other comprehensive income in the period ended March 31, 2013.
March 31, 2012	Unrealized Gains and Losses on Available-for-Sale Securities
Beginning Balance	$ 865
Other comprehensive loss before reclassifications	(201)
Amount reclassified from accumulated other Comprehensive income (loss)	(14)

Net current-period other comprehensive income	(215)
Ending balance	$ 650

March 31, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	—	Realized gain/(loss) on sale of securities

	—	Total before tax
	—	Tax (expense) or benefit

	—	Net of tax
Total reclassifications for the periods	—

March 31, 2012

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	23	Realized gain/(loss) on sale of securities

	23	Total before tax
	(9)	Tax (expense) or benefit

	14	Net of tax
Total reclassifications for the periods	14

Note 6. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2013, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2013.

As of March 31, 2013, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the state of Tennessee for the years ended December 31, 2010 through 2012 and the IRS for the years ended December 31, 2010 through 2012.

Note 7. Commitments and Contingent Liabilities

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2013 is as follows:

Commitments to extend credit	$203,175,000
Standby letters of credit	24,212,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2013 will not have a material impact on the Company’s financial statements. See further discussion regarding these claims in Part II, Item 1, “Legal Proceedings”.

Note 8. Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

Assets

Securities available for sale — Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

Impaired loans — A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition.

Other real estate owned — Other real estate owned “OREO” represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure.  Substantially all of these amounts relate to construction and land development, other land secured loans, and commercial real estate loans for which the Company believes it has adequate collateral.  Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimate as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.  Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable.  OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Other assets — Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and annuity contracts. The Company uses financial information received from insurance carriers indicating the performance of the insurance policies and cash surrender values in determining the carrying value of life insurance.  The Company reflects these assets within Level 3 of the valuation hierarchy due to unobservable inputs included in the valuation of these items. The Company does not consider the fair values of these policies to be materially sensitive to changes in these unobservable inputs.

The following tables present the financial instruments carried at fair value as of March 31, 2013 and December 31, 2012 by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above)(in thousands):

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

March 31, 2013:
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$ 126,891	—	126,891	—
Mortgage-backed securities	163,669	—	163,669	—
State and municipal securities	13,817	—	13,817	—

Total investment securities available-for-sale	304,377	—	304,377	—
Other assets	6,338	—	—	6,338

Total assets at fair value	$ 310,715	—	304,377	6,338

December 31, 2012
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$ 122,698	—	122,698	—
Mortgage-backed securities	181,128	—	181,128	—
State and municipal securities	13,452	—	13,452	—

Total investment securities available-for-sale	317,278	—	317,278	—
Other assets	6,315	—	—	6,315

Total assets at fair value	$ 323,593	—	317,278	6,315

		—		—

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

March 31, 2013:
Other real estate owned	$ 14,663	$ —	$ —	14,663
Impaired loans, net (1)	33,070	—	—	33,070

Total	$ 47,733	—	—	47,733

December 31, 2012
Other real estate owned	$ 15,307	—	—	15,307
Impaired loans, net (1)	34,125	—	—	34,125

Total	$ 49,432	—	—	49,432

(1) Amount is net of a valuation allowance of $6.9 million at March 31, 2013 and December 31, 2012 as required by ASC 310-10, “Receivables.

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2013, there were no transfers between Levels 1, 2 or 3.

The table below includes a roll forward of the balance sheet amounts for the three months ended March 31, 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurements. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,

	2013		2012

	Assets	Liabilities	Assets	Liabilities

Fair value, January 1	$ 6,315	$ —	$ 2,001	$ —
Total realized gains included in income	23	—	14	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	263	—
Transfers in and/or (out) of Level 3	—	—	—	—

Fair value, March 31	$ 6,338	$ 0	$ 2,278	$ —

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$ —	$ —	$ —	$ —

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, and estimates of future cash flows and borrower creditworthiness. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Held-to-maturity securities — Estimated fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

Loans — The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.  Our loan portfolio is initially fair valued using a segmented approach.  We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans.  The results are then adjusted to account for credit risk.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.  For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk to determine the exit price.

Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the lower of cost or fair value. The estimate of fair value is equal to the carrying value of these loans as they are usually sold within a few weeks of their origination.

Deposits and Securities sold under agreements to repurchase — The carrying amounts of demand deposits, savings deposits, and securities sold under agreements to repurchase, approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

Off- Balance Sheet Instruments — The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in Thousands)	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

March 31, 2013
Financial assets:
Securities held-to-maturity	$ 17,662	18,338	—	18,338	—
Loans, net	1,166,436	1,188,202	—	—	1,188,202
Mortgage loans held-for-sale	6,969	6,969	—	—	6,969

Financial liabilities
Deposits and securities under agreements to repurchase	1,524,632	1,526,051	—	—	1,526,051

Off-balance sheet instruments					—
Commitments to extend credit	—	—	—	-	—
Standby letters of credit	—	—	—	—	—

December 31, 2012
Financial assets:
Securities held-to-maturity	$ 15,508	16,317	—	16,317	—
Loans, net	1,142,111	1,166,664	—	—	1,166,664
Mortgage loans held-for-sale	15,648	15,648			15,648

Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,504,506	1,506,186	—	—	1,506,186

Off-balance sheet instruments:	—	—	—	—	—
Commitments to extend credit	—	—	—	—	—
Standby letters of credit

(¹)Estimated fair values are consistent with an exit-price concept.  The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary.  This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report.  Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company.  The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking.  Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from recently proposed changes to capital calculation methodologies and required capital maintenance levels;  (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the adequacy of the reserves established by the Company to satisfy the portion of any judgment in the lawsuits described below under Part II, Item 1, “Legal Proceedings” not covered by insurance, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, and (xiv) loss of key personnel.  These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements.  The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from our mergers with Dekalb Community Bank and Community Bank of Smith County in 2005 have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The allowance allocation begins with a process of estimating the probable losses in each of the twelve loan segments. The estimates for these loans are based on our historical loss data for that category over the last twelve quarters.

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

Results of Operations

Net earnings increased 5.42% to $2,978,000 for the three months ended March 31, 2013 from $2,825,000 in the first three months of 2012. The increase in net earnings for the period ended March 31, 2013 compared to the same period in 2012 was related primarily to an increase in net interest income, offset in part by an increase in noninterest expense which includes $2,500,000 in litigation expense. Net yield on earning assets was 3.72% for the three months ended March 31, 2013 and 3.75% for the same period in 2012, and the net interest spread was 3.60% for the three months ended March 31, 2013 and the three months ended March 31, 2012. The reduction in yields on earning assets contributed to the decline in net interest spread in first quarter of 2013 as compared to the comparable period in 2012

The average balances, interest, and average rates for the three-month periods ended March 31, 2013 and March 31, 2012 are presented in the following table:

	March 31, 2013			March 31, 2012

	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense

Loans, net of unearned interest	$ 1,175,741	5.60%	16,464	$ 1,125,503	5.78%	16,273
Investment securities—taxable	307,030	1.38	1,059	309,307	1.76	1,358
Investment securities—tax exempt	26,004	2.25	146	12,896	3.14	101
Taxable equivalent adjustment	—	1.16	75	—	1.62	52

Total tax-exempt investment securities	26,004	3.41	221	12,896	4.76	153

Total investment securities	333,034	1.54	1,280	322,203	1.88	1,511

Loans held for sale	9,685	2.93	71	12,068	3.24	98
Federal funds sold	94,861	0.19	44	30,215.43		33
Restricted equity securities	3,012	4.78	36	3,012	5.63	42

Total earning assets	1,616,333	4.43%	17,895	1,493,001	4.80%	17,957

Cash and due from banks	10,092			43,834
Allowance for loan losses	(26,791)			(25,754)
Bank premises and equipment	35,882			35,466
Other assets	44,822			46,314

Total assets	$ 1,680,338			$ 1,592,861

	March 31, 2013			March 31, 2012

	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense

Deposits:
Negotiable order of withdrawal accounts	$ 305,866.52%		396	$ 262,521	0.77%	506
Money market demand accounts	353,819.51		448	309,563	0.72	555
Individual retirement accounts	98,422	1.37	336	98,439	1.87	460
Other savings deposits	96,281.61		146	94,676.85		202
Certificates of deposit $100,000 and over	256,558	1.23	789	265,087	1.68	1,116
Certificates of deposit under $100,000	258,929	1.12	725	281,542	1.55	1,094

Total interest-bearing deposits	1,369,875.83		2,840	1,311,828	1.20	3,933
Securities sold under repurchase agreements	9,654.54		13	7,303	0.77	14
Federal funds purchased	(9)	—	—	384	1.04	1
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing Liabilities	1,379,520.83		2,853	1,319,515	1.20	3,948

Demand deposits	124,013			108,966
Other liabilities	7,620			7,275
Stockholders’ equity	169,185			157,105

Total liabilities and stockholders’ equity	$ 1,680,338			$ 1,592,861

Net interest income			$15,042			$14,009

Net yield on earning assets (1)		3.72%			3.75%

Net interest spread (2)		3.60%			3.60%

(1)Net interest income divided by average interest-earning assets.
(2)Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.  Reflecting a reduction in loan yields that outpaced loan growth, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $85,000, or 0.47%, during the three months ended March 31, 2013 as compared to the same period in 2012. The ratio of average earning assets to total average assets was 96.2% and 93.7% for the three months ended March 31, 2013 and March 31, 2012, respectively.

Interest expense decreased $1,095,000, or 27.74%, for the three months ended March 31, 2013 as compared to the same period in 2012.  The decrease for the quarter ended March 31, 2013 as compared to the prior year’s comparable period was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts. Interest expense declined more than interest income which resulted in an increase in net interest income, before the provision for loan losses, of $1,010,000 to $14,967,000 for the first three months of 2013 as compared to $13,957,000 the same period in 2012.

Provision for Loan Losses

The allowance for loan losses totaled $25,845,000 as of March 31, 2013 compared to $25,497,000 as of December 2012 and $25,801,000 as of March 31, 2012. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for first quarter of 2013 totaled approximately $321,000 compared to approximately $980,000 and $2,100,000 for the first quarters of 2012 and 2011, respectively. Overall, net charge offs were down for the quarter ended March 31, 2013 due to an overall improvement in the Bank’s loan portfolio and the Bank having partially charged down impaired loans in 2012. Although the Bank has experienced modest loan growth of 2% and an overall stabilization in the loan portfolio, in accordance with the Bank’s quarterly allowance calculation management continues to fund the allowance for loan losses through general provisions. Reflecting the improving asset quality trends experienced by the Bank in the first quarter of 2013, the provision for loan losses during the quarter ended March 31, 2013 was $669,000, down $1,587,000 from the $2,256,000 incurred in the first quarter of 2012.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $25,845,000, an increase of 1.36% from $25,497,000 at December 31, 2012 and a decrease of $44,000, or 0.17%, from March 31, 2012. The allowance for loan losses was 2.17%, 2.18%, and 2.27% of total loans at March 31, 2013, December 31, 2012, and March 31, 2012.

Management believes the allowance for loan losses at March 31, 2013 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans.  Total non-interest income for the three months ended March 31, 2013 decreased 4.01% to $3,542,000 from $3,690,000 for the same period in 2012. The Company’s non-interest income in the first three months of 2013 decreased from the first three months of 2012 in part due to a decrease in service charges on deposit accounts as well as a decrease in other fees and commissions, partially offset by an increase in gain on sale of loans. Gain on sale of loans increased $201,000, or 32.37%, to $822,000 during the three months ended March 31, 2013 compared to the same period in 2012.  The increase in gain on sale of loans during the three months ended March 31, 2013 related primarily to the increase in mortgage originations and refinancing which occurred during the last quarter of 2012. Service charges on deposit accounts decreased $270,000, or 22.31%, to $940,000 during the three months ended March 31, 2013 compared to the same period in 2012 as a result of customers slowing their spending due to the weakened economy and the impact beginning in 2011 of changes to federal regulations related to service charges on ATM and point of sale debit card transactions. Other fees and commissions decreased $53,000, or 2.89%, to $1,780,000 during the three months ended March 31, 2013 compared to the same period in 2012, relating primarily to a reduction in brokerage income during the two time periods.  Other fees and commissions include income on brokerage accounts, insurance policies sold, debit card interchange fee income and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses.  Total non-interest expenses increased $2,218,000, or 20.61%, to $12,978,000 during the first three months of 2013 compared to the same period in 2012.  The increase in non-interest expenses for the three months ended March 31, 2013 when compared to the comparable period in 2012 is primarily attributable to an increase in litigation expense. The increase in litigation expense is primarily due to the Company establishing a litigation reserve in the quarter ended March 31, 2013 in the amount of $2,500,000 relating to damages awarded against the Bank by a jury during the first quarter of 2013.  These verdicts, totaling $7,500,000, relate to a lawsuit filed against the Bank in 2009 by a former customer of the Bank.  The Bank currently is in the process of reviewing its options with regard to the verdicts and currently anticipates that it will appeal the decisions to the Tennessee Court of Appeals.  For more information regarding this lawsuit, see Part II, Item 1 “Legal Proceedings”. Loss on the sale of other real estate decreased $534,000 or 68.29% for the three months ended March 31, 2013 as compared to the same period in 2012 due to a lower volume of foreclosures as well as improved economic conditions and improved housing market.

Income Taxes

The Company’s income tax expense was $1,884,000 for the three months ended March 31, 2013, an increase of $78,000 over the comparable period in 2012.  The percentage of income tax expense to net income before taxes was 38.75% and 39.0% for the three months ended March 31, 2013 and March 31, 2012, respectively.

Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period.  The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in Thousands
	Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$ 2,978	$ 2,825

Denominator – Weighted average number of common shares outstanding	7,445,701	7,331,514

Basic earnings per common share	$ .40	$ .39
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$ 2,978	$ 2,825

Denominator – Weighted average number of common shares outstanding	7,445,701	7,331,514
Dilutive effect of stock options	4,842	5,808

	7,450,543	7,337,322

Diluted earnings per common share	$ .40	$ .39

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 1.56% to $1,707,012,000 during the three months ended March 31, 2013 from $1,680,820,000 at December 31, 2012.  Loans, net of allowance for loan losses, totaled $1,166,436,000 at March 31, 2013, a 2.13% increase compared to $1,142,111,000 at December 31, 2012. Reflecting improved loan demand, securities decreased $10,748,000, or 3.23%, to $322,039,000 at March 31, 2013 from $332,786,000 at December 31, 2012.  Federal funds sold decreased to $19,550,000 at March 31, 2013 from $23,780,000 at December 31, 2012, reflecting a growth in loans that exceeded deposit growth.

Total liabilities increased by 1.65% to $1,535,992,000 at March 31, 2013 compared to $1,511,122,000 at December 31, 2012.  The increase in total liabilities since December 31, 2012 was composed of a $21,434,000, or 1.43%, increase in total deposits and a $4,744,000 or 71.70% increase in accrued interest and other liabilities. Included in other liabilities is federal and state taxes payable, bonus payable, and a litigation reserve for the verdicts in the legal proceeding described in more detail in Part II, Item 1 “Legal Proceedings” below.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2013 and December 31, 2012.

Loans on Nonaccrual Status

	In Thousands
	2013	2012

Residential 1-4 family	$ 1,128	930
Multifamily	—	—
Commercial real estate	3,636	4,445
Construction	6,474	9,626
Farmland	1,237	1,248
Second mortgages	606	606
Equity lines of credit	—	—
Commercial	—	—
Installment and other	—	—
Total	$ 13,081	$ 16,855

	(In thousands)
			Non Accrual				Recorded
			and				Investment
	30-59	60-89	Greater				Greater Than
	Days	Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing
March 31, 2013

Residential 1-4 family	$ 2,856	658	2,565	6,079	333,851	339,930	$ 1,437
Multifamily	—	53	—	53	16,054	16,107	—
Commercial real estate	150	—	4,664	4,814	487,498	492,312	1,028
Construction	679	54	6,574	7,307	192,313	199,620	100
Farmland	29	—	1,237	1,266	23,459	24,725	—
Second Mortgages	202	—	613	815	11,554	12,369	7
Equity Lines of Credit	298	20	34	352	34,968	35,320	34
Commercial	43	—	19	62	29,231	29,293	19
Agricultural	—	12	—	12	2,315	2,327	—
Installment and other	321	79	121	521	42,763	43,284	121
Total	$ 4,578	876	15,827	21,281	1,174,006	1,195,287	$ 2,746

December 31, 2012

Residential 1-4 family	$ 5,297	1,448	1,524	8,269	333,708	341,977	$ 594
Multifamily	—	—	—	—	16,140	16,140	—
Commercial real estate	1,599	710	4,470	6,779	462,978	469,757	25
Construction	796	72	9,650	10,518	179,838	190,356	24
Farmland	260	43	1,248	1,551	24,768	26,319	—
Second Mortgages	396	7	677	1,080	11,397	12,477	71
Equity Lines of Credit	186	173	46	405	35,855	36,260	46
Commercial	204	24	54	282	30,263	30,545	54
Agricultural
Installment and other	488	143	105	736	45,953	46,689	105
Total	$ 9,226	2,620	17,774	29,620	1,140,900	1,170,520	$ 919

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2013 totaled $15,827,000, a decrease from $17,774,000 at December 31, 2012.  The decrease in non-performing loans during the three months ended March 31, 2013 of $1,947,000 is due primarily to a decrease in non-performing construction real estate mortgage loans of $3,076,000, partially offset by an increase in non-performing residential 1-4 family real estate loans of $1,041,000. The decrease in non-performing loans relates primarily to the transfer of one large loan relationships to ORE as well as some large principal payments.  Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The reduction in impaired loans at March 31, 2013 when compared to December 31, 2012 was primarily due to the above-referenced foreclosure of a large property along with multiple other loan principal payments. The Company’s market areas have seen an increase in the residential real estate market and the commercial real estate market remains steady.  The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible.  Net charge-offs for the three months ended March 31, 2013 were $321,000 as compared to $980,000 for the three months ended March 31, 2012.  The Bank has experienced a decrease in past dues and nonaccruals over the past four quarters and is experiencing fewer foreclosures which has resulted in fewer charge offs.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $60,300,000. The internally classified loans have decreased $2,200,000, or 4.45%, from $49,418,000 at December 31, 2012.  Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement.  The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at March 31, 2013 was real estate mortgage loans.  Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $30,215,000 and $31,548,000 at March 31, 2013 and December 31, 2012, respectively.  These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies.  Borrowers within the real estate related loans have continued to experience some stress during the current weak economic environment; however, the Bank has recently experienced an increase in demand for real estate loans.  An extension of the challenging economic environment experienced since 2008 will likely cause the Company’s commercial real estate mortgage and land development loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations.  Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year.  At March 31, 2013, the Company’s liquid assets totaled $292,008,000.  The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments.  The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix.  These assumptions are inherently uncertain, and, as a result, net interest income cannot be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted.  Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

The Company’s primary source of liquidity is a stable core deposit base.  In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At December 31, 2012, the Company had a liability sensitive position (a negative gap).  Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets.  The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

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

The Company’s securities portfolio consists of earning assets that provide interest income.  For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis.  Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors.  Securities totaling approximately $3.3 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio.  At March 31, 2013, loans totaling approximately $291 million either will become due or will be subject to rate adjustments within twelve months from that date.  Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $174 million will become due or reprice during the next twelve months.  Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts.  Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At March 31, 2013, we had unfunded loan commitments outstanding of $203 million and outstanding standby letters of credit of $24 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks.  As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2013, total stockholders’ equity was $171,020,000, or 10.02% of total assets, which compares with $169,698,000, or 10.10% of total assets, at December 31, 2012.  The dollar increase in stockholders’ equity during the three months ended March 31, 2013 results from the Company’s net income of $2,978,000, proceeds from the issuance of common stock related to exercise of stock options of $78,000, the net effect of a $1,842,000 unrealized loss on investment securities net of applicable income taxes of $706,000, cash dividends declared of $2,226,000 of which $1,620,000 was reinvested under the Company’s dividend reinvestment plan, and $8,000 related to stock option compensation.

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

On the horizon, there are proposed regulations concerning the capital requirements of financial institutions as a result of the publication of Risk-Based Capital Standards: Advanced Capital Adequacy Framework—Basel II; Establishment of a Risk-Based Capital Floor by the OCC, FDIC, and Federal Reserve. This rule amends (a) the advanced risk-based capital adequacy standards (advanced approaches rules) in a manner that is consistent with certain provisions of the Dodd-Frank Act and (b) the general risk-based capital rules to provide limited flexibility consistent with section 171(b) of the Dodd-Frank Act for recognizing the relative risk of certain assets generally not held by depository institutions. If this rule goes into effect, management has assessed the impact of the regulation and its impact on capital adequacy and determined that it will not have a significant negative impact on the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2013 and December 31, 2012, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2013 and December 31, 2012, are also presented in the tables:

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Applicable
	Actual		Requirement		Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

March 31, 2013:
Total capital to risk
weighted assets:
Consolidated	$ 180,866	14.0%	$ 103,722	8.0%	$ 129,653	10.0%
Wilson Bank	179,945	14.1	102,169	8.0	127,711	10.0

Tier 1 capital to risk
weighted assets:
Consolidated	164,780	12.7	51,858	4.0	77,788	6.0
Wilson Bank	163,859	12.8	51,086	4.0	76,629	6.0

Tier 1 capital to
average assets:
Consolidated	164,780	9.9	66,916	4.0	83,645	5.0
Wilson Bank	163,859	9.8	66,881	4.0	83,602	5.0

					Minimum To Be Well
					Capitalized Under
					Applicable
			Minimum Capital		Regulatory
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

December 31, 2012:
Total capital to risk
weighted assets:
Consolidated	$ 178,162	14.2%	$ 100,373	8.0%	$ 125,466	10.0%
Wilson Bank	176,652	14.1	100,228	8.0	125,285	10.0

Tier 1 capital to risk
weighted assets:
Consolidated	162,321	12.9	50,332	4.0	75,498	6.0
Wilson Bank	160,811	12.8	50,253	4.0	75,380	6.0

Tier 1 capital to
average assets:
Consolidated	162,321	9.8	66,253	4.0	N/A	N/A
Wilson Bank	160,811	9.7	66,314	4.0	82,892	5.0

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes in reported market risks during the three months ended March 31, 2013.

Item 4.Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

Various legal proceedings to which the Company and the Bank are a party arise from time to time in the normal course of business.  Except as described below, as of the date hereof, there are no material pending legal proceedings to which the Company or the Bank is a party or by which their properties are subject.

On March 20, 2013 and March 21, 2013, a jury in a case styled Kendall S. Howell, and individual, and Stones River Homes, Inc., a Tennessee Corporation, Richmond’s Retreat, LLC, a Tennessee limited liability company; and Winfred Howell, an individual v. Wilson Bank & Trust, Case No. 09-0601CV, Rutherford County, Tennessee Chancery Court, awarded damages against the Bank of $7.5 million. The award, which consists of compensatory damages of $3.9 million and punitive damages of $3.6 million, relates to a lawsuit filed against the Bank in 2009 by a former customer of the Bank and entities affiliated with this customer. The plaintiffs in the lawsuit alleged that a former officer of the Bank had engaged in improper conduct related to certain lending transactions with the plaintiffs. The jury also has required the Bank to pay court costs and the plaintiffs’ attorney’s fees in amounts not yet determined. The judgments on the awarded damages have not yet been entered by the Chancellor.

The Bank is reviewing its options with respect to the verdicts and currently anticipates that it will appeal the decisions to the Tennessee Court of Appeals. The Bank also anticipates filing post-trial motions, including a motion seeking to set aside the judgments when they are entered notwithstanding the jury’s verdicts. The Company believes that the judgments in this case will be covered by insurance and the litigation reserve that was established as a result of the jury’s verdicts.

In the fourth quarter of 2012, the Bank was served with a complaint filed in the Circuit Court of Rutherford County, Tennessee in the matter Tony M. Hinson and Amanda H. Gallagher vs. Wilson Bank and Trust, et al. (Civil Action No. 65380). The complaint alleges violations of the Tennessee Consumer Protection Act, common law and statutory fraud, forgery, and unauthorized alteration, breach of contract, business libel and defamation and breach of fiduciary duty arising out of alleged improper conduct by a former employee of the Bank related to certain lending transactions with the plaintiffs. The plaintiffs are seeking, among other remedies, injunctive relief, compensatory and punitive damages in the amount of $10,000,000, treble damages and the recovery of attorney’s fees and costs. On November 21, 2012, the Bank filed a motion to dismiss the complaint and a hearing on the motion is scheduled for June 4, 2013.

Item 1A.   RISK FACTORS

Except as set forth below, there were no material changes to the Company’s risk factors as previously disclosed in Part I,  Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Each of the Company and the Bank is subject to certain litigation, and the expenses related to this litigation may adversely affect the Company’s results.

The Company and the Bank from time to time are subject to certain litigation in the ordinary course of their business, including the matters described above under Part II, Item 1. “Legal Proceedings.” These claims and legal actions, including supervisory actions by the Company’s and the Bank’s regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. The Company and the Bank have seen both the number of cases and their expenses related to those cases increase over historical levels. Substantial legal liability or significant regulatory action against the Company or the Bank could have material adverse financial effects or cause significant reputational harm to the Company or the Bank, which in turn could seriously harm the Company’s and the Bank’s business prospects.  As a result of the jury’s verdicts in the Howell matter described above, the Company established a litigation reserve of $2.5 million in the quarter ended March 31, 2013.  The Company believes that this reserve, together with insurance proceeds that the Company believes it will have available to it, will be sufficient to satisfy the judgments in the case, but to the extent that the payments to the plaintiffs in this case exceed such amounts, the Company may incur additional non-interest expense to satisfy such payments.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	None

b)	Not applicable.

c)	None.

Item 3.DEFAULTS UPON SENIOR SECURITIES

a) None

b) Not applicable

Item 4.MINE SAFETY DISCLOSURES

Not applicable

Item 5.     OTHER INFORMATION

None

Item 6.EXHIBITS

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

WILSON BANK HOLDING COMPANY

(Registrant)

DATE:	May 9, 2013	/s/ Randall Clemons

Randall Clemons
President and Chief Executive Officer

DATE:	May 9, 2013	/s/ Lisa Pominski

Lisa Pominski
Senior Vice President & Chief Financial Officer