Form 10-Q
period 2013-06-30
WILSON BANK HOLDING CO
filed 2013-08-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Common stock outstanding: 7,496,877 shares at August 9, 2013.

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)

Assets
Loans	$1,232,486	$1,167,608
Less: Allowance for loan losses	(25,841)	(25,497)

Net loans	1,206,645	1,142,111

Securities:
Held to maturity, at cost (market value $23,990 and $16,317, respectively)	24,234	15,508
Available-for-sale, at market (amortized cost $286,583 and $313,111, respectively)	282,714	317,278

Total securities	306,948	332,786

Loans held for sale	8,469	15,648
Federal funds sold	17,140	23,780
Restricted equity securities	3,012	3,012

Total earning assets	1,542,214	1,517,337
Cash and due from banks	81,331	82,884
Bank premises and equipment, net	35,926	35,853
Accrued interest receivable	5,477	5,426
Deferred income tax asset	11,304	8,243
Other real estate	13,706	15,307
Other assets	9,405	10,965
Goodwill	4,805	4,805

Total assets	$1,704,168	$1,680,820

Liabilities and Shareholders’ Equity
Deposits	$1,511,089	$1,493,922
Securities sold under repurchase agreements	10,248	10,584
Accrued interest and other liabilities	11,349	6,616

Total liabilities	1,532,686	1,511,122

Shareholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,460,267 and 7,419,204 shares, respectively	14,921	14,838
Additional paid-in capital	52,903	51,242
Retained earnings	106,046	101,046

Net unrealized (gains) losses on available-for-sale securities, net of income taxes of $1,482 and $1,595, respectively	(2,388)	2,572

Total shareholders’ equity	171,482	169,698

Total liabilities and shareholders’ equity	$1,704,168	$1,680,820

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,482	$16,479	$32,946	$32,752
Interest and dividends on securities:
Taxable securities	975	1,428	2,034	2,786
Exempt from Federal income taxes	153	101	299	202
Interest on loans held for sale	52	93	123	191
Interest on Federal funds sold	55	30	99	63
Interest and dividends on restricted securities	32	35	68	77

Total interest income	17,749	18,166	35,569	36,071

Interest expense:
Interest on negotiable order of withdrawal accounts	397	508	793	1,014
Interest on money market and savings accounts	610	699	1,204	1,456
Interest on certificates of deposit	1,729	2,354	3,579	5,024
Interest on securities sold under repurchase agreements	12	14	25	28
Interest on Federal funds purchased	—	1	—	2

Total interest expense	2,748	3,576	5,601	7,524

Net interest income before provision for loan losses	15,001	14,590	29,968	28,547
Provision for loan losses	755	2,210	1,424	4,466

Net interest income after provision for loan losses	14,246	12,380	28,544	24,081

Non-interest income:
Service charges on deposit accounts	1,021	1,156	1,961	2,366
Other fees and commissions	1,969	1,970	3,749	3,803
Gain on sale of loans	988	813	1,810	1,434
Gain on sale of other assets	6	3	6	6
Gain on sale of securities	78	236	78	259
Other income	—	3	—	3

Total non-interest income	4,062	4,181	7,604	7,871

Non-interest expense:
Salaries and employee benefits	6,430	5,995	12,481	11,844
Occupancy expenses, net	663	644	1,281	1,269
Furniture and equipment expense	332	258	639	531
Data processing expense	488	405	896	714
Directors’ fees	162	171	364	373
Other operating expenses	3,077	3,164	8,219	5,884
Loss on sale of other assets	4	—	6	—
Loss on sale of other real estate	468	802	716	1,584

Total non-interest expense	11,624	11,439	24,602	22,199

Earnings before income taxes	6,684	5,122	11,546	9,753
Income taxes	2,437	1,973	4,321	3,779

Net earnings	$4,247	3,149	7,225	5,974

Weighted average number of shares outstanding-basic	7,459,554	7,347,346	7,452,666	7,339,430

Weighted average number of shares outstanding-diluted	7,464,306	7,352,911	7,457,466	7,344,193

Basic earnings per common share	$.57	$.43	$.97	$.81

Diluted earnings per common share	$.57	$.43	$.97	$.81

Dividends per share	$—	$—	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)

Net earnings	$4,247	$3,149	$7,225	$5,974

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $2,341, $558, $3,047 and $432, respectively	(3,776)	897	(4,912)	696

Reclassification adjustment for net gains included in net earnings, net of taxes of $30, $90, $30, and $99, respectively	(48)	(146)	(48)	(160)

Other comprehensive earnings	(3,824)	751	(4,960)	536

Comprehensive earnings	$423	$3,900	$2,265	$6,510

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	(In Thousands)
Cash flows from operating activities:
Interest received	$37,390	$38,011
Fees and commissions received	5,710	6,169
Proceeds from sale of loans held for sale	116,742	61,424
Other income	—	3
Origination of loans held for sale	(107,753)	(51,627)
Interest paid	(6,270)	(8,491)
Cash paid to suppliers and employees	(15,423)	(17,785)
Income taxes paid	(4,985)	(5,111)

Net cash provided by operating activities	25,411	22,593

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,952	730
Proceeds from maturities, calls, and principal payments of available-for-sale securities	50,349	37,353
Proceeds from the sale of available-for-sale securities	6,867	75,238
Purchase of held-to-maturity securities	(10,744)	(1,728)
Purchase of available-for-sale securities	(32,416)	(148,027)
Loans made to customers, net of repayments	(66,909)	(20,590)
Purchase of premises and equipment	(882)	(728)
Proceeds from sale of other real estate	1,816	5,144
Proceeds from sale of other assets	31	25

Net cash used in investing activities	(49,936)	(52,583)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	38,826	69,833
Net decrease in time deposits	(21,659)	(25,102)
Increase (decrease) in securities sold under repurchase agreements	(336)	955
Dividends paid	(2,226)	(2,191)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,620	1,599
Proceeds from exercise of stock options	107	125

Net cash provided by financing activities	16,332	45,219

Net increase (decrease) in cash and cash equivalents	(8,193)	15,229

Cash and cash equivalents at beginning of period	106,664	54,174

Cash and cash equivalents at end of period	$98,471	$69,403

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$7,225	$5,974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,681	2,442
Provision for loan losses	1,424	4,466
Stock option compensation	16	14
Loss on sale of other real estate	716	1,584
Gain (loss) on sale of other assets	—	(6)
Security gains	(78)	(259)
Decrease in loans held for sale	7,179	8,363
Decrease (increase) in interest receivable	(51)	326
Increase in deferred tax assets	(27)	(220)
Decrease (increase) in other assets, net	1,549	(439)
Decrease in taxes payable	(637)	(1,112)
Increase in other liabilities	6,083	2,427
Decrease in interest payable	(669)	(967)

Total adjustments	18,186	16,619

Net cash provided by operating activities	$25,411	$22,593

Supplemental schedule of non-cash activities:

Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $3,077 and $333, for the six months ended June 30, 2013 and 2012, respectively	$(4,960)	$536

Non-cash transfers from loans to other real estate	$1,767	$6,085

Non-cash transfers from other real estate to loans	$836	$218

Non-cash transfers from loans to other assets	$20	$22

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis. A nonaccrual loan is returned to accruing status once the loan has been brought current and collection is reasonably assured or the loan has been “well-secured” through other techniques. Past due status is determined based on the contractual due date per the underlying loan agreement.

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2012 and at June 30, 2013, there were no loans classified as nonaccrual that were not also deemed to be impaired. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc.). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which provides guidance on reporting these reclassifications. The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective prospectively for annual and interim periods beginning after December 15, 2012. The ASU did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure. As shown on the statement of other comprehensive income for the six months ended June 30, 2013 and 2012, the Company reclassified approximately $48,000 and $160,000, net of tax, out of accumulated other comprehensive income into net income related to net gains on sale of investment securities, respectively.

Other than the pronouncement discussed above, there were no other recently issued accounting pronouncements that are expected to impact the Company.

Note 2. Loans and Allowance for Loan Losses

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

The following schedule details the loans of the Company at June 30, 2013 and December 31, 2012:

	(In Thousands)
	June 30, 2013	December 31, 2012

Mortgage loans on real estate
Residential 1-4 family	$340,530	$341,977
Multifamily	15,665	16,140
Commercial	523,486	469,757
Construction and land development	209,893	190,356
Farmland	21,919	26,319
Second mortgages	12,160	12,477
Equity lines of credit	36,118	36,260

Total mortgage loans on real estate	1,159,771	1,093,286

Commercial loans	30,707	30,545

Agricultural loans	2,174	2,238

Consumer installment loans:
Personal	37,472	38,463
Credit cards	3,120	3,250

Total consumer installment loans	40,592	41,713

Other loans	2,490	2,738

	1,235,734	1,170,520

Net deferred loan fees	(3,248)	(2,912)

Total loans, net of deferred loan fees	1,232,486	1,167,608

Less: Allowance for loan losses	(25,841)	(25,497)

Net Loans	$1,206,645	$1,142,111

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Transactions in the allowance for loan losses for the six months ended June 30, 2013 and year ended December 31, 2012 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total

June 30, 2013

Allowance for loan losses:

Beginning balance	$5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497
Provision	801	(3)	690	78	49	(39)	(88)	(33)	(5)	(26)	1,424
Charge-offs	(405)	—	(235)	(13)	(500)	(7)	(79)	(24)	—	(138)	(1,401)
Recoveries	34	—	17	153	6	6	—	16	4	85	321

Ending balance	$6,129	86	9,777	7,409	1,213	232	325	341	14	315	25,841

Ending balance individually evaluated for impairment	$1,406	—	2,216	2,466	809	51	14	—	—	—	6,962

Ending balance collectively evaluated for impairment	$4,723	86	7,561	4,943	404	181	311	341	14	315	18,879

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$340,530	15,665	523,486	209,893	21,919	12,160	36,118	30,707	2,174	43,082	1,235,734

Ending balance individually evaluated for impairment	$9,573	—	16,138	9,630	2,303	875	174	104	—	—	38,797

Ending balance collectively evaluated for impairment	$330,957	15,665	507,348	200,263	19,616	11,285	35,944	30,603	2,174	43,082	1,196,937

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total

December 31, 2012

Allowance for loan losses:

Beginning balance	$5,414	54	8,242	6,223	1,829	326	653	1,309	19	456	24,525
Provision	1,557	35	5,021	3,020	284	62	(65)	(544)	(4)	162	9,528
Charge-offs	(1,331)	—	(4,057)	(2,226)	(462)	(120)	(96)	(454)	—	(412)	(9,158)
Recoveries	59	—	99	174	7	4	—	71	—	188	602

Ending balance	$5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497

Ending balance individually evaluated for impairment	$1,318	—	2,319	2,014	1,160	47	3	—	—	—	6,861

Ending balance collectively evaluated for impairment	$4,381	89	6,986	5,177	498	225	489	382	15	394	18,636

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	-6	—	—	—	—	—	—

Loans:

Ending balance	$341,977	16,140	469,757	190,356	26,319	12,477	36,260	30,545	2,238	44,451	1,170,520

Ending balance individually evaluated for impairment	$9,368	—	16,943	10,915	2,826	762	172	—	—	—	40,986

Ending balance collectively evaluated for impairment	$332,609	16,140	452,814	179,441	23,493	11,715	36,088	30,545	2,238	44,451	1,129,534

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

At June 30, 2013, the Company had certain impaired loans of $12.4 million which were on non-accruing interest status. At December 31, 2012, the Company had certain impaired loans of $16.9 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2013 and December 31, 2012.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

June 30, 2013

With no related allowance recorded:
Residential 1-4 family	$3,782	3,678	—	3,725	104
Multifamily	—	—	—	—	—
Commercial real estate	4,820	4,705	—	3,258	115
Construction	1,440	1,422	—	1,735	18
Farmland	—	—	—	—	—
Second mortgages	720	720	—	663	4
Equity lines of credit	—	—	—	—	—
Commercial	104	104	—	52	3
Agricultural	—	—	—	—	—

	$10,866	10,629	—	9,433	244

With allowance recorded:

Residential 1-4 family	$6,057	6,030	1,406	6,480	162
Multifamily	—	—	—	—	—
Commercial real estate	11,651	12,125	2,216	12,981	218
Construction	8,269	10,258	2,466	10,017	61
Farmland	2,307	2,803	809	2,825	4
Second mortgages	160	155	51	158	5
Equity lines of credit	178	174	14	226	4
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$28,622	31,545	6,962	32,687	454

Total
Residential 1-4 family	$9,839	9,708	1,406	10,205	266
Multifamily	—	—	—	—	—
Commercial real estate	16,471	16,830	2,216	16,239	333
Construction	9,709	11,680	2,466	11,752	79
Farmland	2,307	2,803	809	2,825	4
Second mortgages	880	875	51	821	9
Equity lines of credit	178	174	14	226	4
Commercial	104	104	—	52	3
Agricultural	—	—	—	—	—

	$39,488	42,174	6,962	42,120	698

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2012

With no related allowance recorded:
Residential 1-4 family	$3,418	3,418	—	4,134	215
Multifamily	—	—	—	103	—
Commercial real estate	4,439	5,439	—	5,371	66
Construction	1,952	4,252	—	6,166	74
Farmland	—	—	—	37	—
Second mortgages	606	606	—	667	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$10,415	13,715	—	16,478	355

With allowance recorded:
Residential 1-4 family	$5,950	5,950	1,318	6,084	325
Multifamily	—	—	—	—	—
Commercial real estate	12,504	12,504	2,319	14,580	509
Construction	8,963	8,963	2,014	8,171	52
Farmland	2,826	2,826	1,160	3,155	57
Second mortgages	156	156	47	155	10
Equity lines of credit	172	172	3	223	9
Commercial	—	—	—	216	—
Agricultural	—	—	—	—	—

	$30,571	30,571	6,861	32,584	962

Total
Residential 1-4 family	$9,368	9,368	1,318	10,218	540
Multifamily	—	—	—	103	—
Commercial real estate	16,943	17,943	2,319	19,951	575
Construction	10,915	13,215	2,014	14,337	126
Farmland	2,826	2,826	1,160	3,192	57
Second mortgages	762	762	47	822	10
Equity lines of credit	172	172	3	223	9
Commercial	—	—	—	216	—
Agricultural	—	—	—	—	—

	$40,986	$44,286	6,861	49,062	1,317

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013			December 31, 2012
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance

Residential 1-4 family	1	$315	$315	1	$365	$275
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	1	416	354
Construction	1	280	280	3	1,291	1,291
Farmland	—	—	—	1	1,445	595
Second mortgages	1	24	24	—	—	—
Equity lines of credit	1	21	21	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	2	24	24	2	17	17

Total	6	$664	$664	8	$3,534	$2,532

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Potential problem loans, which include nonperforming loans, amounted to approximately $45.8 million at June 30, 2013 compared to $49.4 million at December 31, 2012. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

The following table presents our loan balances by primary loan classification and the amount classified within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard and doubtful which are defined as follows:

•

Special Mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•

Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Bank considers all doubtful loans to be impaired and places the loan on nonaccrual status.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Impaired loans are evaluated separately from other loans in the Bank’s portfolio. Credit quality information related to impaired loans was presented above and is excluded from the tables below.

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total

June 30, 2013

Credit Risk Profile by Internally Assigned Grade

Pass	$326,218	15,665	506,751	199,842	19,386	10,780	35,802	30,555	2,144	42,774	1,189,917
Special Mention	10,097	—	6,164	225	68	603	253	28	4	52	17,494
Substandard	4,215	—	10,571	9,826	2,465	777	63	124	26	256	28,323
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$340,530	15,665	523,486	209,893	21,919	12,160	36,118	30,707	2,174	43,082	1,235,734

December 31, 2012

Credit Risk Profile by Internally Assigned Grade

Pass	$326,648	16,087	452,350	179,114	23,253	11,123	35,756	30,499	2,215	44,057	1,121,102
Special Mention	9,969	53	5,699	282	71	477	295	32	5	98	16,981
Substandard	5,360	—	11,708	10,960	2,995	877	209	14	18	296	32,437
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$341,977	16,140	469,757	190,356	26,319	12,477	36,260	30,545	2,238	44,451	1,170,520

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013 Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)*	$131,603	$39	$3,188	$128,454
Mortgage-backed:
GSE residential	141,235	658	846	141,047
Obligations of states and political subdivisions	13,745	78	610	13,213

	$286,583	$775	$4,644	$282,714

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	June 30, 2013 Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
GSE residential	$8,029	$62	$386	$7,705
Obligations of states and political subdivisions	16,205	404	324	16,285

	$24,234	$466	$710	$23,990

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	December 31, 2012 Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$122,110	$643	$55	$122,698
Mortgage-backed:
GSE residential	177,787	3,373	32	181,128
Obligations of states and political subdivisions	13,214	267	29	13,452

	$313,111	$4,283	$116	$317,278

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	December 31, 2012 Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Market Value
Mortgage-backed:
GSE residential	$2,918	$122	$—	$3,040
Obligations of states and political subdivisions	12,590	687	—	13,277

	$15,508	$809	$—	$16,317

The amortized cost and estimated market value of debt securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$1,072	$1,083	$2,005	$2,006
Due after one year through five years	6,243	6,469	30,501	30,359
Due after five years through ten years	3,895	3,908	182,010	178,856
Due after ten years	13,024	12,530	72,067	71,493

	$24,234	$23,990	$286,583	$282,714

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2013	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$6,175	$386	4	$—	$—	—	$6,175	$386
Obligations of states and political subdivisions	6,365	324	20	—	—	—	6,365	324

	$12,540	$710	24	$—	$—	—	$12,540	$710

Available-for-Sale Securities:
U.S. Government - Sponsored enterprises (GSEs)	$117,269	$3,188	38	$—	$—	—	$117,269	$3,188

Mortgage-backed:
GSE residential	71,730	799	26	2,034	47	2	73,764	846

Obligations of states and political subdivisions	11,615	610	32	—	—	—	11,615	610

	$200,614	$4,597	96	$2,034	$47	2	$202,648	$4,644

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—

Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$—	$—	—	$—	$—	—	$—	$—

Available-for-Sale Securities:
U.S. Government - Sponsored enterprises (GSEs)	$22,159	$55	9	—	—	—	$22,159	$55

Mortgage-backed:
GSE residential	7,244	32	3	—	—	—	7,244	32

Obligations of states and political subdivisions	3,398	29	10	—	—	—	3,398	29

	$32,801	$116	22	$—	$—	—	$32,801	$116

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Because the Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Basic EPS Computation:
Numerator - Earnings available to common stockholders	$4,247	$3,149	$7,225	$5,974

Denominator - Weighted average number of common shares outstanding	7,459,554	7,347,346	7,452,666	7,339,430

Basic earnings per common share	$.57	$.43	$.97	$.81

Diluted EPS Computation:
Numerator - Earnings available to common stockholders	$4,247	$3,149	$7,225	$5,974

Denominator - Weighted average number of common shares outstanding	7,459,554	7,347,346	7,452,666	7,339,430
Dilutive effect of stock options	4,752	5,565	4,800	4,763

	7,464,306	7,352,911	7,457,466	7,344,193

Diluted earnings per common share	$.57	$.43	$.97	$.81

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Note 5. Comprehensive Earnings

The following is a summary of the various components comprising comprehensive earnings and the reclassifications out of accumulated other comprehensive earnings for the six-month periods ended June 30, 2013 and 2012:

June 30, 2013	Unrealized Gains and Losses on Available- for-Sale Securities

Beginning Balance	$2,572

Other comprehensive loss before reclassifications	(4,912)
Amount reclassified from accumulated other Comprehensive income	(48)

Net current-period other comprehensive earnings (loss)	(4,960)

Ending balance	$(2,388)

June 30, 2012	Unrealized Gains and Losses on Available- for-Sale Securities

Beginning Balance	$865

Other comprehensive loss before reclassifications	696
Amount reclassified from accumulated other Comprehensive earnings (loss)	(160)

Net current-period other comprehensive earnings	536

Ending balance	$1,401

June 30, 2013
Details about Accumulated Other Comprehensive Earnings Components	Amount Reclassified from Accumulated Other Comprehensive Earnings	Affected Line Item in the Statement where Net Earnings is Presented
Unrealized gains and losses on available-for-sale securities	$78	Realized gain/(loss) on sale of securities

	78	Total before tax
	(30)	Tax (expense) or benefit

	48	Net of tax

Total reclassifications for the periods	$48

June 30, 2012
Details about Accumulated Other Comprehensive Earnings Components	Amount Reclassified from Accumulated Other Comprehensive Earnings	Affected Line Item in the Statement where Net Earnings is Presented
Unrealized gains and losses on available-for-sale securities	$259	Realized gain/(loss) on sale of securities

	259	Total before tax
	(99)	Tax (expense) or benefit

	160	Net of tax

Total reclassifications for the periods	$160

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Note 6. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2013, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2013.

As of June 30, 2013, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2013 is as follows:

Commitments to extend credit	$213,656,000
Standby letters of credit	25,332,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2013 will not have a material impact on the Company’s financial statements. See further discussion regarding these claims in Part II, Item 1, “Legal Proceedings”.

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

Impaired loans — A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the valuation hierarchy due to the unobservable inputs used in determining their fair value, such as collateral values and the borrowers underlying financial condition.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Company would receive should the policies be surrendered. The Company reflects these assets within Level 3 of the valuation hierarchy due to unobservable inputs included in the valuation of these items.

The following tables present the financial instruments carried at fair value as of June 30, 2013 and December 31, 2012, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

June 30, 2013
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$128,454	—	128,454	—
Mortgage-backed securities	141,047	—	141,047	—
State and municipal securities	13,213	—	13,213	—

Total investment securities available-for-sale	282,714	—	282,714	—
Other assets	6,326	—	—	6,326

Total assets at fair value	$289,040	—	282,714	6,326

December 31, 2012
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$122,698	—	122,698	—
Mortgage-backed securities	181,128	—	181,128	—
State and municipal securities	13,452	—	13,452	—

Total investment securities available-for-sale	317,278	—	317,278	—
Other assets	6,315	—	—	6,315

Total assets at fair value	$323,593	—	317,278	6,315

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

June 30, 2013
Other real estate owned	$13,706	—	—	13,706
Impaired loans, net (¹)	31,835	—	—	31,835

Total	$45,541	—	—	45,541

December 31, 2012
Other real estate owned	$15,307	—	—	15,307
Impaired loans, net (¹)	34,125	—	—	34,125

Total	$49,432	—	—	49,432

(¹)	Amount is net of a valuation allowance of $7.0 and $6.9 million at June 30, 2013 and December 31, 2012 as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2013, there were no transfers between Levels 1, 2 or 3.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2013		2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities

Fair value, January 1	$6,315	—	2,001	—
Total realized gains included in income	11	—	12	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	263	—
Transfers out of Level 3	—	—	—	—

Fair value, June 30	$6,326	—	2,276	—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$—	—	—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the lower of cost or fair value. The estimate of fair value is equal to the carrying value of these loans as they are usually sold within a few weeks of their origination.

Deposits and Securities sold under agreements to repurchase — The carrying amounts of demand deposits, savings deposits and securities sold under agreements to repurchase, approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

Off-Balance Sheet Instruments — The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in Thousands)	Carrying/ Notional Amount	Estimated Fair Value (¹)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

June 30, 2013
Financial assets:
Securities held-to-maturity	$24,234	23,990	—	23,990	—
Loans, net	1,206,645	1,215,482	—	—	1,215,482
Mortgage loans held-for-sale	8,469	8,469	—	—	8,469

Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,521,337	1,520,370	—	—	1,520,370

Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

(in Thousands)	Carrying/ Notional Amount	Estimated Fair Value (¹)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

December 31, 2012

Financial assets:

Securities held-to-maturity	$15,508	16,317	—	16,317	—
Loans, net	1,142,111	1,166,664	—	—	1,166,664
Mortgage loans held-for-sale	15,648	15,648	—	—	15,648

Financial liabilities:

Deposits and securities sold under agreements to repurchase	1,504,506	1,506,186	—	—	1,506,186

Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(¹)	Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements and the notes included in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and below under Part II, Item IA “Risk Factors” and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the adequacy of the reserves established by the Company to satisfy the portion of any judgment in the lawsuits described below under Part II, Item 1, “Legal Proceedings” not covered by insurance, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, and (xiv) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from our mergers with Dekalb Community Bank and Community Bank of Smith County in 2005 have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 13, 2013.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

Results of Operations

Net earnings increased 20.9% to $7,225,000 for the six months ended June 30, 2013 from $5,974,000 in the first six months of 2012. Net earnings were $4,247,000 for the quarter ended June 30, 2013, an increase of $1,098,000, or 34.9%, from $3,149,000 for the three months ended June 30, 2012 and an increase of $1,269,000, or 42.6%, over the quarter ended March 31, 2013. The increase in net earnings during the six months ended June 30, 2013 as compared to the prior year period was primarily due to a 5.0% increase in net interest income and a 68.1% decrease in the provision for loan loss, offset in part by a 10.8% increase in non-interest expense which includes $2,500,000 in litigation expense. Net yield on earning assets for the six months ended June 30, 2013 was 3.71% compared to 3.81% for the first six months of 2012, and the net interest spread was 3.6% and 3.7% for the six months ended June 30, 2013 and the six months ended June 30, 2012. The decrease in net interest yield for the six months ended June 30, 2013 reflects an increase in average earning assets and a decrease in net interest income.

The average balances, interest, and average rates for the six-month periods ended June 30, 2013 and June 30, 2012 are presented in the following table:

	June 30, 2013			June 30, 2012
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense

Loans, net of unearned interest	$1,193,874	5.52%	32,946	$1,126,461	5.82%	32,752

Investment securities - taxable	298,033	1.36	2,034	320,048	1.74	2,786

Investment securities - tax exempt	27,355	2.19	299	13,504	2.99	202

Taxable equivalent adjustment	—	1.67	154	—	1.54	104

Total tax-exempt investment securities	27,355	3.31	453	13,548	4.53	306

Total investment securities	325,388	1.53	2,487	333,552	1.85	3,092

Loans held for sale	8,443	2.91	123	10,929	3.50	191

Federal funds sold	93,601	.21	99	29,669	.43	63

Restricted equity securities	3,012	4.52	68	3,012	5.08	77

Total earning assets	1,624,318	4.40	35,723	1,503,623	4.81%	36,175

Cash and due from banks	10,044			43,998

Allowance for loan losses	(26,571)			(26,036)

Bank premises and equipment	35,933			35,473

Other assets	44,247			46,154

Total assets	$1,687,971			$1,603,212

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	June 30, 2013			June 30, 2012
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense

Deposits:
Negotiable order of withdrawal accounts	$306,378	.52%	793	$267,598	.76%	1,014
Money market demand accounts	360,535	.51	919	314,740	.67	1,058
Individual retirement accounts	98,330	1.33	654	98,685	1.80	890
Other savings deposits	95,491	.60	285	95,620	.83	398
Certificates of deposit $100,000 and over	254,603	1.20	1,532	262,330	1.60	2,104
Certificates of deposit under $100,000	255,432	1.09	1,393	277,395	1.46	2,030

Total interest-bearing deposits	1,370,769	.81	5,576	1,316,368	1.14	7,494

Securities sold under repurchase agreements	9,562	.52	25	7,591	.73	28
Federal funds purchased	145	—	—	204	1.76	2
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,380,476	.81	5,601	1,324,163	1.14	7,524

Demand deposits	127,625			112,804

Other liabilities	9,110			7,434

Stockholders’ equity	170,760			158,811

Total liabilities and stockholders’ equity	$1,687,971			$1,603,212

Net interest income			$30,122			$28,651

Net yield on earning assets (1)		3.71%			3.81%

Net interest spread (2)		3.59%			3.67%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting a reduction in loan yields that outpaced loan growth, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $502,000, or 1.4%, during the six months ended June 30, 2013 as compared to the same period in 2012. The decrease in total interest income was $417,000, or 2.3%, for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012. Interest income for the second quarter of 2013 decreased $71,000, 0.4% over the first three months of 2013. The decrease in the first six months of 2013 was primarily attributable to the continuing impact of low interest rate policies initiated by the Federal Reserve Board. The ratio of average earning assets to total average assets was 96.2% and 93.8% for the six months ended June 30, 2013 and June 30, 2012, respectively.

Interest expense decreased $1,923,000, or 25.6%, for the six months ended June 30, 2013 as compared to the same period in 2012. The decrease was $28,000, or 23.2%, for the three months ended June 30, 2013 as compared to the same period in 2012. Interest expense decreased $105,000, or 3.7%, for the quarter ended June 30, 2013 over the first three months of 2013. The decrease for the six months ended June 30, 2013 and the quarter ended June 30, 2013 as compared to the prior year’s comparable

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Interest expense declined more than interest income which resulted in an increase in net interest income, before the provision for loan losses, of $1,421,000 to $29,968,000 for the first six months of 2013 as compared to $28,547,000 for the same period in 2012. The increase was $411,000, or 2.8%, for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. When compared to the first quarter of 2013, the Company experienced an increase of $34,000, or 0.2%, in net interest income.

Provision for Loan Losses

The allowance for loan losses totaled $25,841,000 as of June 30, 2013, compared to $25,497,000 as of December 31, 2012, and $25,267,000 as of June 30, 2012. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first six months of 2013 totaled approximately $1,080,000, compared to approximately $3,724,000 and $3,336,000 for the first six months of 2012 and 2011, respectively. Overall, net charge offs were down for the three and six months periods ended June 30, 2013 when compared to the comparable periods in 2012 due to an overall improvement in the Bank’s loan portfolio and the Bank having partially charged down impaired loans in previous years. Although the Bank has experienced modest loan growth of 5.6% in the first six months and an overall stabilization in the loan portfolio, in accordance with the Bank’s quarterly allowance calculation management continues to fund the allowance for loan losses through general provisions. Reflecting the improving asset quality trends experienced by the Bank in the first six months of 2013, the provision for loan losses during the six months ended June 30, 2013 was $1,424,000, down $3,042,000 from the $4,466,000 incurred in the first six months of 2012. Provision expense for the three months ended June 30, 2013 was $755,000, down $1,455,000 from the $2,210,000 incurred in the second quarter of 2012.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $25,841,000, an increase of 1.4% from $25,497,000 at December 31, 2012 and an increase of $574,000, or 2.3%, from June 30, 2012. The allowance for loan losses was 2.10%, 2.18%, and 2.23% of total loans at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

Management believes the allowance for loan losses at June 30, 2013 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2013 decreased 3.5% to $7,598,000 from $7,871,000 for the same period in 2012. Total non-interest income decreased $119,000, or 2.9%, during the quarter ended June 30, 2013 compared to the second quarter in 2012 and there was an increase of $520,000, or 14.7%, over the first three months

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

of 2013. The Company’s non-interest income in the first six months of 2013 decreased from the first six months of 2012 mostly due to a decrease in service charges on deposit accounts, partially offset by an increase in gain on sale of loans. Gain on sale of loans increased $376,000, or 26.2%, during the six months ended June 30, 2013 compared to the same period in 2012. The increase in gain on sale of loans during the first six months of 2013 related primarily to the increase in mortgage originations and refinancings which occurred during the first half of 2013 compared to the same period in 2012. Service charges on deposit accounts decreased $405,000, or 17.1%, during the six months ended June 30, 2013 compared to the same period in 2012 and decreased $135,000, or 11.7%, during the quarter ended June 30, 2013 compared to the second quarter of 2012 as a result of consumers continuing to slow their spending due to the continued challenging economic climate. Other fees and commissions decreased $54,000, or 1.4%, during the six months ended June 30, 2013 compared to the same period in 2012. The decrease was $1,000 during the quarter ended June 30, 2013 compared to the second quarter of 2012. Other fees and commissions include income on brokerage accounts, insurance policies sold, debit card interchange fee income, and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other assets, loss on sale of real estate and other operating expenses. Total non-interest expense increased $2,397,000, or 10.8%, during the first six months of 2013 compared to the same period in 2012. The increase for the quarter ended June 30, 2013 was $179,000, or 1.6%, as compared to the same quarter in 2012. The Company experienced a decrease of $1,360,000, or 10.5%, in non-interest expenses in the second quarter of 2013 as compared to the first three months of 2013. The increase in non-interest expenses for the six months ended June 30, 2013 when compared to the comparable period in 2012 is primarily attributable to an increase in litigation expense. The increase in litigation expense is primarily due to the Company establishing a litigation reserve in the quarter ended March 31, 2013 in the amount of $2,500,000 relating to damages awarded against the Bank by a jury during the first quarter of 2013. These verdicts, totaling $7,500,000, relate to a lawsuit filed against the Bank in 2009 by a former customer of the Bank. The Bank currently is in the process of reviewing its options with regard to the verdicts and currently anticipates that it will appeal the decisions to the Tennessee Court of Appeals. For more information regarding this lawsuit, see Part II, Item 1 “Legal Proceedings”. Loss on the sale of other real estate decreased $868,000 or 54.8% for the six months ended June 30, 2013 as compared to the same period in 2012 due to a lower volume of foreclosures as well as improved economic conditions and improved housing market.

Income Taxes

The Company’s income tax expense was $4,321,000 for the six months ended June 30, 2013, an increase of $542,000 over the comparable period in 2012. Income tax expense was $2,437,000 for the quarter ended June 30, 2013, an increase of $464,000 over the same period in 2012. The percentage of income tax expense to net income before taxes was 37.4% for the six months ended June 30, 2013 and 38.7% for the six months ended June 30, 2012, respectively, and 36.5% and 38.5% for the quarters ended June 30, 2013 and 2012, respectively. The percentage of income tax expense to net income before taxes was 38.8% for the first three months of 2013.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 1.4% to $1,704,168,000 during the six months ended June 30, 2013 from $1,680,820,000 at December 31, 2012. Total assets decreased $2,844,000 during the three-month period ended June 30, 2013 and increased $26,192,000, or 1.6%, during the three-month period ended March 31, 2013. Loans, net of allowance for loan losses, totaled $1,206,645,000 at June 30, 2013, a 5.7% increase compared to $1,142,111,000 at December 31, 2012. Loans increased $40,209,000, or 3.5%, during the three months ended June 30, 2013. Securities decreased $25,838,000 or 7.8%, to $306,948,000 at June 30, 2013 from $332,786,000 at December 31, 2012. Securities decreased $15,091,000, or 4.7%, during the three months ended June 30, 2013. Federal funds sold decreased to $17,140,000 at June 30, 2013 from $23,780,000 at December 31, 2012, resulting from a growth in loans that exceeded deposit growth.

Total liabilities increased by 1.4% to $1,532,686,000 at June 30, 2013 compared to $1,511,122,000 at December 31, 2012. For the quarter ended June 30, 2013, total liabilities decreased $3,306,000, or 0.2%. The increase in total liabilities for the six months ended June 30, 2013, was comprised primarily of a $17,167,000, or 1.2%, increase in total deposits as well as an increase in accrued interest and other liabilities of $4,733,000 or 71.5%. Included in other liabilities is federal and state taxes payable, bonus payable, and a litigation reserve for the verdicts in the legal proceeding described in more detail in Part II, Item 1, “Legal Proceedings” below.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2013 and December 31, 2012.

Loans on Nonaccrual Status

	In Thousands
	2013	2012

Residential 1-4 family	$909	$930
Multifamily	—	—
Commercial real estate	3,648	4,445
Construction	6,010	9,626
Farmland	1,226	1,248
Second mortgages	606	606
Equity lines of credit	—	—
Commercial	—	—
Installment and other	—	—

Total	$12,399	$16,855

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days and Accruing
June 30, 2013

Residential 1-4 family	$2,983	1,387	2,193	6,563	333,967	340,530	1,284
Multifamily	—	—	—	—	15,665	15,665	—
Commercial real estate	392	—	4,375	4,767	518,719	523,486	727
Construction	72	355	6,289	6,716	203,177	209,893	279
Farmland	87	—	1,226	1,313	20,606	21,919	—
Second Mortgages	6	—	606	612	11,548	12,160	—
Equity Lines of Credit	85	—	54	139	35,979	36,118	54
Commercial	27	—	20	47	30,660	30,707	20
Agricultural	116	26	—	142	2,032	2,174	—
Installment and other	407	52	105	564	42,518	43,082	105

Total	$4,175	1,820	14,868	20,863	1,214,871	1,235,734	$2,469

December 31, 2012

Residential 1-4 family	$5,297	1,448	1,524	8,269	333,708	341,977	$594
Multifamily	—	—	—	—	16,140	16,140	—
Commercial real estate	1,599	710	4,470	6,779	462,978	469,757	25
Construction	796	72	9,650	10,518	179,838	190,356	24
Farmland	260	43	1,248	1,551	24,768	26,319	—
Second Mortgages	396	7	677	1,080	11,397	12,477	71
Equity Lines of Credit	186	173	46	405	35,855	36,260	46
Commercial	204	24	54	282	30,263	30,545	54
Agricultural
Installment and other	488	143	105	736	45,953	46,689	105

Total	$9,226	2,620	17,774	29,620	1,140,900	1,170,520	$919

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2013 totaled $14,868,000, a decrease from $17,774,000 at December 31, 2012. The decrease in non-performing loans during the six months ended June 30, 2013 of $2,906,000 is due primarily to a decrease in non-performing construction loans of $3,361,000. The decrease in non-performing loans relates primarily to the transfer of two large loan relationships to ORE as well as some large principal payments. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The decrease in impaired loans in the six months ended June 30, 2013 was primarily due to the above-referenced foreclosure of two large properties along with multiple other loan principal payments. The Company’s market areas have seen an increase in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that a loss will be incurred. Net charge-offs for the six months ended June 30, 2013 were $1,080,000 as compared to $3,724,000 for the same period in 2012 and $8,556,000 for year ended December 31, 2012. The Bank has experienced a decrease in past dues and nonaccruals over the past five quarters and is experiencing fewer foreclosures which has resulted in fewer charge offs.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $52,985,000. The internally classified loans have decreased $3,601,000, or 7.3%, from $49,418,000 at December 31, 2012. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at June 30, 2013 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $28,592,000 and $31,548,000 at June 30, 2013 and December 31, 2012, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within the real estate related loans have continued to experience some stress during the current weak economic environment; however, the Bank has recently experienced an increase in demand for real estate loans. An extension of the challenging economic environment experienced since 2008 will likely cause the Company’s commercial real estate mortgage and land development loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At June 30, 2013, the Company’s liquid assets totaled $241,466,000. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.1 million mature or will be subject to rate adjustments within the twelve months following June 30, 2013.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2013, loans totaling approximately $305 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $167 million will become due or reprice during the twelve months following June 30, 2013. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At June 30, 2013, we had unfunded loan commitments outstanding of $214 million and outstanding standby letters of credit of $25 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2013, total stockholders’ equity was $171,482,000, or 10% of total assets, which compares with $169,698,000, or 10% of total assets, at December 31, 2012. The dollar increase in stockholders’ equity during the six months ended June 30, 2013 results from the Company’s net income of $7,225,000, proceeds from the issuance of common stock related to exercise of stock options of $107,000, the net effect of a $8,035,000 unrealized loss on investment securities net of applicable income taxes of $3,077,000, cash dividends declared of $2,226,000 of which $1,620,000 was reinvested under the Company’s dividend reinvestment plan, and $16,000 related to stock option compensation.

The Company’s and the Bank’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and the Bank. These guidelines classify capital into two categories of Tier I and Total risk-based capital. Total risk-based capital consists of Tier I (or core) capital (essentially common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt, of which the Bank has none, and a part of the allowance for possible loan losses). In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Under the Federal Reserve’s regulations, for a bank holding company, like the Company, to be considered “well capitalized” it must maintain a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level. In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained by most bank holding companies.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

In July 2013, the Federal Reserve approved regulations concerning the capital requirements of financial institutions as a result of the publication of Risk-Based Capital Standards: Advanced Capital Adequacy Framework — Basel III; Establishment of a Risk-Based Capital Floor by the OCC, FDIC, and Federal Reserve. This rule amends (a) the advanced risk-based capital adequacy standards (advanced approaches rules) in a manner that is consistent with certain provisions of the Dodd-Frank Act and (b) the general risk-based capital rules to provide limited flexibility consistent with Section 171(b) of the Dodd-Frank Act for recognizing the relative risk of certain assets generally not held by depository institutions. Management has assessed the impact of the regulation and its impact on capital adequacy and determined that it will not have a significant negative impact on the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2013 and December 31, 2012, the Company and the Bank are considered to be “well-capitalized” under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2013 and December 31, 2012, are also presented in the tables:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2013:
Total capital to risk weighted assets:
Consolidated	$185,550	14.2%	104,535	8.0%	130,669	10.0%
Wilson Bank	184,646	14.1	104,764	8.0	130,955	10.0

Tier 1 capital to risk weighted assets:
Consolidated	169,064	12.9	52,423	4.0	78,634	6.0
Wilson Bank	168,160	12.8	52,550	4.0	78,825	6.0

Tier 1 capital to average assets:
Consolidated	169,064	10.0	67,626	4.0	84,532	5.0
Wilson Bank	168,160	10.0	67,264	4.0	84,080	5.0

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

December 31, 2012:
Total capital to risk weighted assets:
Consolidated	$178,162	14.2%	$100,373	8.0%	$125,466	10.0%
Wilson Bank	176,652	14.1	100,228	8.0	125,285	10.0

Tier 1 capital to risk weighted assets:
Consolidated	162,321	12.9	50,332	4.0	75,498	6.0
Wilson Bank	160,811	12.8	50,253	4.0	75,380	6.0

Tier 1 capital to average assets:
Consolidated	162,321	9.8	66,253	4.0	N/A	N/A
Wilson Bank	160,811	9.7	66,314	4.0	82,892	5.0

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes in reported market risks during the six months ended June 30, 2013.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the fourth quarter of 2012, the Bank was served with a complaint filed in the Circuit Court of Rutherford County, Tennessee in the matter Tony M. Hinson and Amanda H. Gallagher vs. Wilson Bank and Trust, et al. (Civil Action No. 65380). The complaint alleges violations of the Tennessee Consumer Protection Act, common law and statutory fraud, forgery, and unauthorized alteration, breach of contract, business libel and defamation and breach of fiduciary duty arising out of alleged improper conduct by a former employee of the Bank related to certain lending transactions with the plaintiffs. The plaintiffs are seeking, among other remedies, injunctive relief, compensatory and punitive damages in the amount of $10,000,000, treble damages and the recovery of attorney’s fees and costs. On November 21, 2012, the Bank filed a motion to dismiss the complaint and a hearing on the motion is scheduled for August 23, 2013. As a result of the jury’s verdicts in the Howell matter described above, the Company established a litigation reserve of $2.5 million in the quarter ended March 31, 2013 and added an additional $100,000 during the quarter ended June 30, 2013. The Company believes that this reserve, together with insurance proceeds that the Company believes it will have available to it, will be sufficient to satisfy the judgments in the case, but to the extent that the payments to the plaintiffs in this case exceed such amounts, the Company may incur additional non-interest expense to satisfy such payments.

Item 1A.	RISK FACTORS

Except as set forth below, there were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2013.

Recently adopted changes to capital requirements for bank holding companies and depository institutions may negatively impact the Company’s and the Bank’s results of operations.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these recently adopted rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of these more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of its funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends or buying back shares.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE:	August 9, 2013	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE:	August 9, 2013	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer