Form 10-Q
period 2013-09-30
WILSON BANK HOLDING CO
filed 2013-11-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Common stock outstanding: 7,498,289 shares at November 8, 2013.

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO

EX-31.2 SECTION 302 CERTIFICATION OF THE CFO

EX-32.1 SECTION 906 CERTIFICATION OF THE CEO

EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

EX-101 INTERACTIVE DATA FILE

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(Unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Assets
Loans	$1,210,146	$1,167,608
Less: Allowance for loan losses	(23,679)	(25,497)

Net loans	1,186,467	1,142,111

Securities:
Held to maturity, at cost (market value $24,262 and $16,317, respectively)	24,537	15,508
Available-for-sale, at market (amortized cost $276,483 and $313,111, respectively)	269,944	317,278

Total securities	294,481	332,786

Loans held for sale	7,767	15,648
Federal funds sold	14,350	23,780
Restricted equity securities	3,012	3,012

Total earning assets	1,506,077	1,517,337
Cash and due from banks	143,649	82,884
Bank premises and equipment, net	36,533	35,853
Accrued interest receivable	5,301	5,426
Deferred income tax asset	12,353	8,243
Other real estate	13,948	15,307
Other assets	9,823	10,965
Goodwill	4,805	4,805

Total assets	$1,732,489	$1,680,820

Liabilities and Shareholders’ Equity
Deposits	$1,537,503	$1,493,922
Securities sold under repurchase agreements	9,251	10,584
Accrued interest and other liabilities	11,993	6,616

Total liabilities	1,558,747	1,511,122

Shareholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,497,877 and 7,419,204 shares, respectively	14,996	14,838
Additional paid-in capital	54,493	51,242
Retained earnings	108,289	101,046
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of ($2,503) and $1,595, respectively	(4,036)	2,572

Total shareholders’ equity	173,742	169,698

Total liabilities and shareholders’ equity	$1,732,489	$1,680,820

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,594	$16,490	$49,540	$49,242
Interest and dividends on securities:
Taxable securities	1,032	1,303	3,066	4,089
Exempt from Federal income taxes	152	127	451	329
Interest on loans held for sale	65	51	188	242
Interest on Federal funds sold	55	37	154	100
Interest and dividends on restricted securities	32	19	100	96

Total interest income	17,930	18,027	53,499	54,098

Interest expense:
Interest on negotiable order of withdrawal accounts	397	470	1,190	1,484
Interest on money market and savings accounts	601	662	1,805	2,118
Interest on certificates of deposit	1,655	2,254	5,234	7,278
Interest on securities sold under repurchase agreements	13	13	38	42
Interest on Federal funds purchased	1	—	1	1

Total interest expense	2,667	3,399	8,268	10,923

Net interest income before provision for loan losses	15,263	14,628	45,231	43,175
Provision for loan losses	738	2,407	2,162	6,873

Net interest income after provision for loan losses	14,525	12,221	43,069	36,302

Non-interest income:
Service charges on deposit accounts	1,107	1,121	3,068	3,487
Other fees and commissions	1,996	1,806	5,745	5,609
Gain on sale of loans	777	924	2,587	2,358
Gain (loss) on sale of other assets	—	—	—	6
Gain on sale of securities	—	—	78	259
Other income	—	—	—	3

Total non-interest income	3,880	3,851	11,478	11,722
Non-interest expense:
Salaries and employee benefits	6,485	5,958	18,966	17,802
Occupancy expenses, net	683	700	1,964	1,969
Furniture and equipment expense	358	296	997	827
Data processing expense	462	349	1,358	1,063
Directors’ fees	157	173	521	546
Other operating expenses	2,884	2,750	8,295	8,544
Litigation Expense	41	33	2,849	123
Loss (gain) on sale of other assets	2	—	2	—
Loss on sale of other real estate	218	170	934	1,754

Total non-interest expense	11,290	10,429	35,886	32,628

Earnings before income taxes	7,115	5,643	18,661	15,396
Income taxes	2,634	2,184	6,955	5,963

Net earnings	$4,481	3,459	11,706	9,433

Weighted average number of shares outstanding-basic	7,485,272	7,374,268	7,463,654	7,351,127

Weighted average number of shares outstanding-diluted	7,489,992	7,379,587	7,468,503	7,356,773

Basic earnings per common share	$.60	$.47	$1.57	$1.28

Diluted earnings per common share	$.60	$.47	$1.57	$1.28

Dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Net earnings	$4,481	$3,459	$11,706	$9,433

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $1,022, $656, $4,069 and $1,088, respectively	(1,648)	1,058	(6,560)	1,754
Reclassification adjustment for net gains included in net earnings, net of taxes of $0, $0, $30 and $99 respectively	—	—	(48)	(160)

Other comprehensive earnings (losses)	(1,648)	1,058	(6,608)	1,594

Comprehensive earnings	$2,833	$4,517	$5,098	$11,027

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
	(In Thousands)
Cash flows from operating activities:
Interest received	$56,215	$56,718
Fees and commissions received	8,813	9,096
Other income	—	3
Proceeds from sale of loans held for sale	95,858	96,341
Origination of loans held for sale	(85,390)	(85,486)
Interest paid	(8,910)	(11,752)
Cash paid to suppliers and employees	(25,821)	(26,081)
Income taxes paid	(7,651)	(6,358)

Net cash provided by operating activities	33,114	32,481

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	2,626	1,195
Proceeds from maturities, calls, and principal payments of available-for-sale securities	60,798	126,771
Proceeds from the sale of available-for-sale securities	6,867	37,353
Purchase of held-to-maturity securities	(11,789)	(2,073)
Purchase of available-for-sale securities	(33,416)	(197,829)
Loans made to customers, net of repayments	(48,793)	(51,557)
Purchase of premises and equipment	(1,929)	(1,060)
Proceeds from sale of other real estate	2,656	5,993
Proceeds from sale of other assets	33	44

Net cash used in investing activities	(22,947)	(81,163)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	68,837	85,763
Net decrease in time deposits	(25,256)	(20,929)
Increase (decrease) in securities sold under repurchase agreements	(1,333)	2,371
Dividends paid	(4,464)	(4,396)
Proceeds from sale of common stock pursuant to dividend reinvestment	3,248	3,200
Proceeds from exercise of stock options	136	157

Net cash provided by financing activities	41,168	66,166

Net increase in cash and cash equivalents	51,335	17,484
Cash and cash equivalents at beginning of period	106,664	54,174

Cash and cash equivalents at end of period	$157,999	$71,658

See accompanying notes to consolidated financial statements (unaudited).

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$11,706	$9,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,840	3,708
Provision for loan losses	2,162	6,873
Stock option compensation	25	23
Loss on sale of other real estate	934	1,754
Loss (gain) on sale of other assets	2	(6)
Security gains	(78)	(259)
Decrease in loans held for sale	7,881	8,497
Decrease in interest receivable	125	118
Increase in deferred tax assets	(11)	(249)
Decrease in other assets, net	1,151	346
Decrease in taxes payable	(685)	(146)
Increase in other liabilities	6,704	3,218
Decrease in interest payable	(642)	(829)

Total adjustments	21,408	23,048

Net cash provided by operating activities	$33,114	$32,481

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $4,098 and $989, for the nine months ended September 30, 2013 and 2012, respectively	$(6,608)	$1,594

Non-cash transfers from loans to other real estate	$3,117	$7,603

Non-cash transfers from other real estate to loans	$886	$218

Non-cash transfers from loans to other assets	$44	$57

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2012 and at September 30, 2013, there were no loans classified as nonaccrual that were not also deemed to be impaired. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which provides guidance on reporting these classifications. The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosure required under U.S. GAAP that provide additional detail about those amounts. The ASU became effective prospectively for annual and interim periods beginning after December 15, 2012. The ASU did not have any impact on our financial position or results of operations but has impacted our financial statement disclosure.

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

The following schedule details the loans of the Company at September 30, 2013 and December 31, 2012:

	(In Thousands)
	September 30, 2013	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$332,383	$341,977
Multifamily	11,117	16,140
Commercial	529,675	469,757
Construction and land development	196,032	190,356
Farmland	24,005	26,319
Second mortgages	11,946	12,477
Equity lines of credit	34,442	36,260

Total mortgage loans on real estate	1,139,600	1,093,286

Commercial loans	27,533	30,545

Agricultural loans	2,115	2,238

Consumer installment loans:
Personal	37,512	38,463
Credit cards	3,033	3,250

Total consumer installment loans	40,545	41,713

Other loans	3,594	2,738

	1,213,387	1,170,520

Net deferred loan fees	(3,241)	(2,912)

Total loans, net of deferred loan fees	1,210,146	1,167,608

Less: Allowance for loan losses	(23,679)	(25,497)

Net Loans	$1,186,467	$1,142,111

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Transactions in the allowance for loan losses for the nine months ended September 30, 2013 and year ended December 31, 2012 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
September 30, 2013
Allowance for loan losses:
Beginning balance	$5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497
Provision	492	(28)	1,849	(168)	178	(47)	(119)	(29)	(6)	40	2,162
Charge-offs	(694)	—	(1,399)	(1,137)	(781)	(7)	(79)	(36)	—	(261)	(4,394)
Recoveries	50	—	27	160	6	8	—	22	5	136	414

Ending balance	$5,547	61	9,782	6,046	1,061	226	294	339	14	309	23,679

Ending balance individually evaluated for impairment	$1,123	—	2,311	1,306	528	49	10	—	—	—	5,327

Ending balance collectively evaluated for impairment	$4,424	61	7,471	4,740	533	177	284	339	14	309	18,352

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$332,383	11,117	529,675	196,032	24,005	11,946	34,442	27,533	2,115	44,139	1,213,387

Ending balance individually evaluated for impairment	$8,373	—	11,697	8,381	2,014	875	174	102	—	—	31,616

Ending balance collectively evaluated for impairment	$324,010	11,117	517,978	187,651	21,991	11,071	34,268	27,431	2,115	44,139	1,181,771

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
December 31, 2012
Allowance for loan losses:
Beginning balance	$5,414	54	8,242	6,223	1,829	326	653	1,309	19	456	24,525
Provision	1,557	35	5,021	3,020	284	62	(65)	(544)	(4)	162	9,528
Charge-offs	(1,331)	—	(4,057)	(2,226)	(462)	(120)	(96)	(454)	—	(412)	(9,158)
Recoveries	59	—	99	174	7	4	—	71	—	188	602

Ending balance	$5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497

Ending balance individually evaluated for impairment	$1,318	—	2,319	2,014	1,160	47	3	—	—	—	6,861

Ending balance collectively evaluated for impairment	$4,381	89	6,986	5,177	498	225	489	382	15	394	18,636

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$341,977	16,140	469,757	190,356	26,319	12,477	36,260	30,545	2,238	44,451	1,170,520

Ending balance individually evaluated for impairment	$9,368	—	16,943	10,915	2,826	762	172	—	—	—	40,986

Ending balance collectively evaluated for impairment	$332,609	16,140	452,814	179,441	23,493	11,715	36,088	30,545	2,238	44,451	1,129,534

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

At September 30, 2013, the Company had certain impaired loans of $8.7 million which were on non-accruing interest status. At December 31, 2012, the Company had certain impaired loans of $16.9 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at September 30, 2013 and December 31, 2012.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance recorded:
Residential 1-4 family	$3,981	3,949	—	3,810	156
Multifamily	—	—	—	—	—
Commercial real estate	1,251	1,230	—	2,589	82
Construction	4,195	4,180	—	2,555	120
Farmland	—	—	—	—	—
Second mortgages	726	720	—	684	7
Equity lines of credit	—	—	—	—	—
Commercial	105	102	—	70	4
Agricultural	—	—	—	—	—

	$10,258	10,181	—	9,708	369

With allowance recorded:
Residential 1-4 family	$4,445	4,659	1,123	5,486	163
Multifamily	—	—	—	—	—
Commercial real estate	10,538	12,170	2,311	12,248	305
Construction	4,201	5,309	1,306	7,008	—
Farmland	2,015	2,795	528	2,380	63
Second mortgages	156	155	49	158	7
Equity lines of credit	174	174	10	175	6
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$21,529	25,262	5,327	27,455	544

Total
Residential 1-4 family	$8,426	8,608	1,123	9,296	319
Multifamily	—	—	—	—	—
Commercial real estate	11,789	13,400	2,311	14,837	387
Construction	8,396	9,489	1,306	9,563	120
Farmland	2,015	2,795	528	2,380	63
Second mortgages	882	875	49	842	14
Equity lines of credit	174	174	10	175	6
Commercial	105	102	—	70	4
Agricultural	—	—	—	—	—

	$31,787	35,443	5,327	37,163	913

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
Residential 1-4 family	$3,418	3,418	—	4,134	215
Multifamily	—	—	—	103	—
Commercial real estate	4,439	5,439	—	5,371	66
Construction	1,952	4,252	—	6,166	74
Farmland	—	—	—	37	—
Second mortgages	606	606	—	667	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$10,415	13,715	—	16,478	355

With allowance recorded:
Residential 1-4 family	$5,950	5,950	1,318	6,084	325
Multifamily	—	—	—	—	—
Commercial real estate	12,504	12,504	2,319	14,580	509
Construction	8,963	8,963	2,014	8,171	52
Farmland	2,826	2,826	1,160	3,155	57
Second mortgages	156	156	47	155	10
Equity lines of credit	172	172	3	223	9
Commercial	—	—	—	216	—
Agricultural	—	—	—	—	—

	$30,571	30,571	6,861	32,584	962

Total
Residential 1-4 family	$9,368	9,368	1,318	10,218	540
Multifamily	—	—	—	103	—
Commercial real estate	16,943	17,943	2,319	19,951	575
Construction	10,915	13,215	2,014	14,337	126
Farmland	2,826	2,826	1,160	3,192	57
Second mortgages	762	762	47	822	10
Equity lines of credit	172	172	3	223	9
Commercial	—	—	—	216	—
Agricultural	—	—	—	—	—

	$40,986	$44,286	6,861	49,062	1,317

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30, 2013			December 31, 2012
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	2	$469	$469	1	$365	$275
Multifamily	—	—	—	—	—	—
Commercial real estate	1	237	322	1	416	354
Construction	—	—	—	3	1,291	1,291
Farmland	—	—	—	1	1,445	595
Second mortgages	2	306	306	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	4	59	59	2	17	17

Total	9	$1,071	$1,156	8	$3,534	$2,532

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Potential problem loans, which include nonperforming loans, amounted to approximately $38.8 million at September 30, 2013 compared to $49.4 million at December 31, 2012. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Company’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

The following table presents our loan balances by primary loan classification and the amount classified within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard and doubtful which are defined as follows:

•	Special Mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Bank considers all doubtful loans to be impaired and places the loans on nonaccrual status.

Impaired loans are evaluated separately from other loans in the Bank’s portfolio. Credit quality information related to impaired loans was presented above and is excluded from the tables below.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
September 30, 2013
Credit Risk Profile by Internally Assigned Grade
Pass	$319,282	11,117	517,465	187,111	21,669	10,474	34,154	27,382	2,102	43,852	1,174,608
Special Mention	9,296	—	5,811	326	66	670	246	27	4	58	16,504
Substandard	3,805	—	6,399	8,595	2,270	802	42	124	9	229	22,275
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$332,383	11,117	529,675	196,032	24,005	11,946	34,442	27,533	2,115	44,139	1,213,387

December 31, 2012
Credit Risk Profile by Internally Assigned Grade
Pass	$326,648	16,087	452,350	179,114	23,253	11,123	35,756	30,499	2,215	44,057	1,121,102
Special Mention	9,969	53	5,699	282	71	477	295	32	5	98	16,981
Substandard	5,360	—	11,708	10,960	2,995	877	209	14	18	296	32,437
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$341,977	16,140	469,757	190,356	26,319	12,477	36,260	30,545	2,238	44,451	1,170,520

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013 Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$132,559	$25	$5,618	$126,966
Mortgage-backed:
GSE residential	130,196	590	1,192	129,594
Obligations of states and political subdivisions	13,728	87	431	13,384

	$276,483	$702	$7,241	$269,944

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, and Government National Mortgage Association.

	September 30, 2013 Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
GSE residential	$8,782	$56	$559	$8,279
Obligations of states and political subdivisions	15,755	458	230	15,983

	$24,537	$514	$789	$24,262

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

The amortized cost and estimated market value of debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$661	$667	$4,019	$4,026
Due after one year through five years	6,879	7,193	37,657	37,100
Due after five years through ten years	3,885	3,937	168,224	163,149
Due after ten years	13,112	12,465	66,583	65,669

	$24,537	$24,262	$276,483	$269,944

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2013	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Obligations of states and Political subdivisions	$6,065	$230	17	$—	$—	—	$6,065	$230
Mortgage-backed:
GSE residential	6,764	559	5	—	—	—	6,764	559

	$12,829	$789	22	$—	—	—	$12,829	$789

Available-for-Sale
Securities:
U.S. Government - Sponsored enterprises (GSEs)	$113,065	$5,379	38	$2,759	$239	1	$115,824	$5,618
Mortgage-backed:
GSE residential	74,075	1,157	29	1,937	35	2	76,012	1,192
Obligations of states and political subdivisions	10,661	431	29	—	—	—	10,661	431

	$197,801	$6,967	96	$4,696	$274	3	$202,497	$7,241

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2012	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
GSE residential	$—	$—	—	$—	$—	—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—

	$—	$—	—	$—	—	—	$—	$—

Available-for-Sale
Securities:
U.S. Government - Sponsored enterprises (GSEs)	$22,159	$55	9	—	—	—	$22,159	$55
Mortgage-backed:
GSE residential	7,244	32	3	—	—	—	7,244	32
Obligations of states and political subdivisions	3,398	29	10	—	—	—	3,398	29

	$32,801	$116	22	$—	—	—	$32,801	$116

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Because the Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$4,481	$3,459	$11,706	$9,433

Denominator – Weighted average number of common shares outstanding	7,485,272	7,374,268	7,463,654	7,351,127

Basic earnings per common share	$.60	$.47	$1.57	$1.28

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$4,481	$3,459	$11,706	$9,433

Denominator – Weighted average number of common shares outstanding	7,485,272	7,374,268	7,463,654	7,351,127
Dilutive effect of stock options	4,720	5,319	4,849	5,646

	7,489,992	7,379,587	7,468,503	7,356,773

Diluted earnings per common share	$.60	$.47	$1.57	$1.28

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Note 5. Comprehensive Income

The following is a summary of the various components comprising comprehensive income and the reclassifications out of accumulated other comprehensive income for the nine- month periods ended September 30, 2013 and 2012:

September 30, 2013	Unrealized Gains and Losses on Available-for- Sale Securities
Beginning Balance	$2,572
Other comprehensive income (loss) before reclassifications	(6,560)
Amount reclassified from accumulated other Comprehensive income	(48)

Net current-period other comprehensive loss	(6,608)

Ending balance	$(4,036)

There were no reclassifications out of other comprehensive income (loss) in the period ended September 30, 2013.

September 30, 2012	Unrealized Gains and Losses on Available-for- Sale Securities
Beginning Balance	$865
Other comprehensive income before reclassifications	1,754
Amount reclassified from accumulated other comprehensive income	(160)

Net current-period other comprehensive income	1,594

Ending balance	$2,459

September 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	78	Realized gain on sale of securities

	78	Total before tax
	(30)	Tax expense

	48	Net of tax
Total reclassifications for the periods	48

September 30, 2012

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	259	Realized gain on sale of securities

	259	Total before tax
	(99)	Tax expense

	160	Net of tax
Total reclassifications for the periods	160

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Note 6. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2013, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2013.

As of September 30, 2013, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2013 is as follows:

Commitments to extend credit	$210,511,000
Standby letters of credit	26,379,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2013 will not have a material impact on the Company’s financial statements. See further discussion regarding these claims in Part II, Item 1, “Legal Proceedings”.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

The following tables present the financial instruments carried at fair value as of September 30, 2013 and December 31, 2012, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2013
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$126,966	—	126,966	—
Mortgage-backed securities	129,594	—	129,594	—
State and municipal securities	13,384	—	13,384	—

Total investment securities available-for-sale	269,944	—	269,944	—
Other assets	6,358	—	—	6,358

Total assets at fair value	$276,302	—	269,944	6,358

December 31, 2012
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$122,698	—	122,698	—
Mortgage-backed securities	181,128	—	181,128	—
State and municipal securities	13,452	—	13,452	—

Total investment securities available-for-sale	317,278	—	317,278	—
Other assets	6,315	—	—	6,315

Total assets at fair value	$323,593	—	317,278	6,315

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2013
Other real estate owned	$13,948	—	—	13,948
Impaired loans, net (1)	26,460	—	—	26,460

Total	$40,408	—	—	40,408

December 31, 2012
Other real estate owned	$15,307	—	—	15,307
Impaired loans, net (1)	34,125	—	—	34,125

Total	$49,432	—	—	49,432

(1)	Amount is net of a valuation allowance of $5.3 million and $6.9 million at September 30, 2013 and December 31, 2012 as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2013, there were no transfers between Levels 1, 2 or 3.

The table below includes a roll forward of the balance sheet amounts for the nine months ended September 30, 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Nine Months Ended September 30,
	2013		2012
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$6,315	—	2,001	—
Total realized gains included in income	43	—	26	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	263	—
Transfers out of Level 3	—	—	—	—

Fair value, September 30	$6,358	—	2,290	—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$43	—	26	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Held-to-maturity securities—Estimated fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

Loans—The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Mortgage loans held-for-sale—Mortgage loans held-for-sale are carried at the lower of cost or fair value. The estimate of fair value is equal to the carrying value of these loans as they are usually sold within a few weeks of their origination.

Deposits and Securities sold under agreements to repurchase—The carrying amounts of demand deposits, savings deposits and securities sold under agreements to repurchase, approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

Off-Balance Sheet Instruments—The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in Thousands)	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2013
Financial assets:
Securities held-to-maturity	$24,537	24,262	—	24,262	—
Loans, net	1,186,467	1,191,343	—	—	1,191,343
Mortgage loans held-for-sale	7,767	7,767	—	—	7,767
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,546,754	1,547,495	—	—	1,547,495
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2012
Financial assets:
Securities held-to-maturity	$15,508	16,317	—	16,317	—
Loans, net	1,142,111	1,166,664	—	—	1,166,664
Mortgage loans held-for-sale	15,648	15,648	—	—	15,648
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,504,506	1,506,186	—	—	1,506,186
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)	Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements and the notes included in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Company’s Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2013 and June 30, 2013 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2013 and June 30, 2013 and below under Part II, Item 1A “Risk Factors” and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the adequacy of the reserves established by the Company to satisfy the portion of any judgment in the lawsuits described below under Part II, Item 1, “Legal Proceedings” not covered by insurance, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, and (xiv) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

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

Results of Operations

Net earnings increased 24.1% to $11,706,000 for the nine months ended September 30, 2013 from $9,433,000 in the first nine months of 2012. Net earnings were $4,481,000 for the quarter ended September 30, 2013, an increase of $1,022,000, or 29.6%, from $3,459,000 for the three months ended September 30, 2012 and an increase of $234,000, or 5.5%, over the quarter ended June 30, 2013. The

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

increase in net earnings during the nine months ended September 30, 2013 as compared to the prior year period was primarily due to a 68.5% decrease in the provision for loan loss, partially offset by a 2.1% decrease in non-interest income and a 10.0% increase in non-interest expense. Net yield on earning assets for the nine months ended September 30, 2013 and 2012 was 2.79% and the net interest spread was 3.60% and 3.57% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

The average balances, interest, and average rates for the nine-month periods ended September 30, 2013 and September 30, 2012 are presented in the following table:

	September 30, 2013			September 30, 2012
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest	$1,201,061	5.50%	49,540	$1,129,873	5.81%	49,242
Investment securities—taxable	289,971	1.41	3,066	324,051	1.68	4,089
Investment securities—tax exempt	27,635	2.18	451	15,382	2.85	329
Taxable equivalent adjustment	—	1.12	232	—	1.46	169

Total tax-exempt investment securities	27,635	3.30	683	15,382	4.31	498

Total investment securities	317,606	1.57	3,749	339,443	1.80	4,587

Loans held for sale	8,694	2.88	188	9,827	3.28	242
Federal funds sold	98,576	0.21	154	66,746	.20	100
Restricted equity securities	3,012	4.43	100	3,012	4.25	96

Total earning assets	1,628,949	4.40	53,731	1,548,891	4.67%	54,267

Cash and due from banks	10,167			8,712
Allowance for loan losses	(26,477)			(25,838)
Bank premises and equipment	35,970			35,468
Other assets	44,473			45,509

Total assets	$1,693,082			$1,612,742

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	September 30, 2013			September 30, 2012
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$308,152	.51%	1,190	$269,849	.73%	1,484
Money market demand accounts	363,664	.51	1,385	316,216	.65	1,530
Individual retirement accounts	98,322	1.30	961	98,999	1.75	1,302
Other savings deposits	95,419	.59	420	96,812	.81	588
Certificates of deposit $100,000 and over	254,381	1.18	2,252	263,339	1.55	3,070
Certificates of deposit under $100,000	252,880	1.07	2,021	275,450	1.41	2,906

Total interest-bearing deposits	1,372,818	.80	8,229	1,320,665	1.10	10,880
Securities sold under repurchase agreements	9,559	.53	38	7,893	.71	42
Federal funds purchased	98	1.36	1	138	.97	1
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,382,475	.80	8,268	1,328,696	1.10	10,923

Demand deposits	129,334			115,770
Other liabilities	10,129			7,629
Stockholders’ equity	171,144			160,647

Total liabilities and stockholders’ equity	$1,693,082			$1,612,742

Net interest income			$45,463			$43,175

Net yield on earning assets (1)		2.79%			2.79%

Net interest spread (2)		3.60%			3.57%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting a reduction in loan yields that outpaced loan growth, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, decreased $599,000, or 1.1%, during the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease in total interest income was $97,000, or 0.5%, for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012. Interest income for the third quarter of 2013 increased $181,000, 1.0% over the second quarter of 2013. The decrease in the first nine months of 2013 was primarily attributable to the continuing impact of low interest rate policies initiated by the Federal Reserve Board. The ratio of average earning assets to total average assets was 96.2% and 96.0% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Interest expense decreased $2,655,000, or 24.3%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was $732,000, or 21.5%, for the three months ended September 30, 2013 as compared to the same period in 2012. Interest expense decreased $81,000, or 3.0% for the quarter ended September 30, 2013 over the second quarter of 2013. The decrease for the quarter ended September 30, 2013 and for the nine months ended September 30, 2013 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Interest expense declined more than interest income which resulted in an increase in net interest income, before the provisions for loan losses, of $2,056,000 to $45,231,000 for the first nine months of 2013 as compared to $43,175,000 for the same period in 2012. The increase was $635,000, or 4.3%, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. When compared to the second quarter of 2013, the Company experienced an increase of $262,000, or 1.8%, in net interest income.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Provision for Loan Losses

The allowance for loan losses totaled $23,679,000 as of September 30, 2013 compared to $25,497,000 as of December 31, 2012 and $24,933,000 as of September 30, 2012. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first nine months of 2013 totaled approximately $4.0 million compared to approximately $6.5 million for the first nine months of 2012. Overall, net charge offs were down for the nine month period ended September 30, 2013 when compared to the comparable period in 2012 due to an overall improvement in the Bank’s loan portfolio and the Bank having partially charged down impaired loans in 2012. Although the Bank has experienced modest loan growth of 3.6% and an overall stabilization in the loan portfolio, in accordance with the Bank’s quarterly allowance calculation, management continues to fund the allowance for loan losses through general provisions. Reflecting the improving asset quality trends experienced by the Bank in the first nine months of 2013, the provision for loan losses during the quarter ended September 30, 2013 was $2,162,000, down $4,711,000 from the $6,873,000 incurred in the first nine months of 2012. Provision expense for the three months ended September 30, 2013 was $738,000, down $1,669,000 from the $2,407,000 incurred in the third quarter of 2012.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The allowance for loan losses was 1.96%, 2.18%, and 2.15% of total loans at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

Management believes the allowance for loan losses at September 30, 2013 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2013 decreased 2.1% to $11,478,000 from $11,722,000 for the same period in 2012. Total non-interest income increased $29,000, or 0.8%, during the quarter ended September 30, 2013 compared to the third quarter in 2012 and there was a decrease of $182,000, or 4.5% over the second quarter of 2013. The Company’s non-interest income in the first nine months of 2013 decreased from the first nine months of 2012 in part due to a decrease in service charges on deposit accounts as well as a decrease in gain on sale of securities, partially offset by an increase in gain on sale of loans and an increase in other fees and commissions. Gain on sale of loans increased $229,000, or 9.7%, during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in gain on sale of loans during the first nine months of 2013 related primarily to the increase in mortgage

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

originations and refinancing which occurred during the first half of 2013 compared to the same period in 2012. Service charges on deposit accounts decreased $419,000, or 12.0%, during the nine months ended September 30, 2013 compared to the same period in 2012 and decreased $14,000, or 1.3%, during the quarter ended September 30, 2013 compared to the third quarter of 2012 as a result of consumers continuing to slow their spending due to the continued challenging economic climate. Other fees and commissions increased $136,000, or 2.4%, during the nine months ended September 30, 2013 compared to the same period in 2012. The increase was $190,000 during the quarter ended September 30, 2013 compared to the third quarter of 2012. Other fees and commissions include income on brokerage accounts, insurance policies sold, debit card interchange fee income, and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other assets, loss on sale of other real estate and other operating expenses. Total non-interest expense increased $3,258,000, or 10.0%, during the first nine months of 2013 compared to the same period in 2012. The increase for the quarter ended September 30, 2013 was $861,000, or 8.3%, as compared to the comparable quarter in 2012. The Company experienced a decrease of $334,000, or 2.9%, in non-interest expenses in the third quarter of 2013 as compared to the second quarter of 2013. The increase in non-interest expenses for the nine months ended September 30, 2013 when compared to the comparable period in 2012 is primarily attributable to an increase in litigation expense. The increase in litigation expense is primarily due to the Company establishing a litigation reserve in the first quarter of 2013 that was increased in the second quarter of 2013 relating to two lawsuits filed against the Bank relating to the alleged actions of a former Bank officer. The Bank and the plaintiffs in one of the lawsuits reached a settlement subsequent to the end of the third quarter of 2013 pursuant to which the Bank agreed to make a payment to the plaintiffs that, when combined with insurance proceeds, is expected to be less than the amount of the litigation reserve. The Company believes the remaining portion of the reserve after taking into account the portion of the reserve used for the settlement, together with insurance proceeds that the Company believes it will have available to it, will be sufficient to cover the pending lawsuit, if necessary, but to the extent that the payments to the plaintiffs in this case exceed such amounts, the Company may incur additional non-interest expense to satisfy such payments. For more information regarding these matters, see Part II, Item 1 “Legal Proceedings”. Loss on the sale of other real estate decreased $820,000 or 46.8% for the nine months ended September 30, 2013 as compared to the same period in 2012 due to a lower volume of foreclosures as well as improved economic conditions and an improved housing market.

Income Taxes

The Company’s income tax expense was $6,955,000 for the nine months ended September 30, 2013, an increase of $992,000 over the comparable period in 2012. Income tax expense was $2,634,000 for the quarter ended September 30, 2013, an increase of $450,000 over the same period in 2012. The percentage of income tax expense to net income before taxes was 37.3% for the nine months ended September 30, 2013 and 38.7% for the nine months ended September 30, 2012, respectively, and 37.0% and 38.7% for the quarters ended September 30, 2013 and 2012, respectively.

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 3.1% to $1,732,489,000 during the nine months ended September 30, 2013 from $1,680,820,000 at December 31, 2012. Total assets increased $28,321,000 during the three-month period ended September 30, 2013. Loans, net of allowance for loan losses, totaled $1,186,467,000 at September 30, 2013, a 3.9% increase compared to $1,142,111,000 at December 31, 2012. Loans decreased $20,178,000, or 1.7%, during the three months ended September 30, 2013. Securities decreased $38,305,000, or 11.5%, to $294,481,000 at September 30, 2013 from $332,786,000 at December 31, 2012. Securities decreased $12,467,000, or 4.1%, during the three months ended September 30, 2013. Federal funds sold decreased to $14,350,000 at September 30, 2013 from $23,780,000 at December 31, 2012, resulting from a growth in deposits that exceeded loan growth.

Total liabilities increased by 3.2% to $1,558,747,000 at September 30, 2013 compared to $1,511,122,000 at December 31, 2012. For the quarter ended September 30, 2013, total liabilities increased $26,061,000, or 1.7%. The increase in total liabilities for the nine months ended September 30, 2013, was comprised primarily of a $43,581,000, or 2.9%, increase in total deposits. Included in other liabilities is federal and state taxes payable, bonus payable, and a litigation reserve for the verdicts in the legal proceeding described in more detail in Part II, Item 1, “Legal Proceedings” below.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2013 and December 31, 2012.

Loans on Nonaccrual Status

	In Thousands
	2013	2012
Residential 1-4 family	$1,120	$930
Multifamily	—	—
Commercial real estate	193	4,445
Construction	4,910	9,626
Farmland	1,883	1,248
Second mortgages	606	606
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—

Total	$8,712	$16,855

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2013
Residential 1-4 family	$4,003	680	1,779	6,462	325,921	332,383	$659
Multifamily	—	—	—	—	11,117	11,117	—
Commercial real estate	533	97	851	1,481	528,194	529,675	658
Construction	314	376	5,145	5,835	190,197	196,032	235
Farmland	130	—	1,883	2,013	21,992	24,005	—
Second Mortgages	73	28	606	707	11,239	11,946	—
Equity Lines of Credit	46	—	276	322	34,120	34,442	276
Commercial	38	—	247	285	27,248	27,533	247
Agricultural	97	9	—	106	2,009	2,115	—
Installment and other	266	75	16	357	43,782	44,139	16

Total	$5,500	1,265	10,803	17,568	1,195,819	1,213,387	$2,091

December 31, 2012
Residential 1-4 family	$5,297	1,448	1,524	8,269	333,708	341,977	$594
Multifamily	—	—	—	—	16,140	16,140	—
Commercial real estate	1,599	710	4,470	6,779	462,978	469,757	25
Construction	796	72	9,650	10,518	179,838	190,356	24
Farmland	260	43	1,248	1,551	24,768	26,319	—
Second Mortgages	396	7	677	1,080	11,397	12,477	71
Equity Lines of Credit	186	173	46	405	35,855	36,260	46
Commercial	204	24	54	282	30,263	30,545	54
Agricultural, installment and other	488	143	105	736	45,953	46,689	105

Total	$9,226	2,620	17,774	29,620	1,140,900	1,170,520	$919

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2013 totaled $10,803,000, a decrease from $17,774,000 at December 31, 2012. The decrease in non-performing loans during the nine months ended September 30, 2013 of $6,971,000 is due primarily to a decrease in non-performing commercial real estate mortgage loans of $3,619,000 and a decrease in non-performing construction loans of $4,505,000. The decrease in non-performing loans relates primarily to upgrading of the credit of two large loan relationships that have continued to improve their financial status. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The decrease in impaired loans in the nine months ended September 30, 2013 was primarily due to the above-referenced upgrading of the credit of two large loan relationships. The Company’s market areas have seen an increase in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that a loss will be incurred. Net charge-offs for the nine months ended September 30, 2013 were $3,980,000 as compared to $6,465,000 for the same period in 2012 and $8,556,000 for year ended December 31, 2012. The Bank has experienced a decrease in past dues and nonaccruals over the past six quarters and is expecting fewer foreclosures which has resulted in fewer charge-offs.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $37 million. The internally classified loans have decreased $10,639,000, or 21.5%, from $49,418,000 at December 31, 2012 to $38,799,000. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at September 30, 2013 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one to four family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $26,118,000 and $31,548,000 at September 30, 2013 and December 31, 2012, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within the real estate related loans have continued to experience some stress during the current weak economic environment; however, the Bank has recently experienced an increase in demand for real estate loans. An extension of the challenging economic environment experienced since 2008 will likely cause the Company’s commercial real estate mortgage and land development loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations. Management does not anticipate losses on residential real estate construction and development loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At September 30, 2013, the Company’s liquid assets totaled $223 million. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, loan payments, investment security maturities and short-term borrowings provide a secondary source. At September 30, 2013, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.7 million mature or will be subject to rate adjustments within the twelve months following September 30, 2013.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2013, loans totaling approximately $283.8 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $167.7 million will become due or reprice during the twelve months following September 30, 2013. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At September 30, 2013, we had unfunded loan commitments outstanding of $210.5 million and outstanding standby letters of credit of $26.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2013, total stockholders’ equity was $173,742,000, or 10.0% of total assets, which compares with $169,698,000, or 10.1% of total assets, at December 31, 2012. The dollar increase in stockholders’ equity during the nine months ended September 30, 2013 results from the Company’s net income of $11,706,000, proceeds from the issuance of common stock related to exercise of stock options of $136,000, the net effect of a $10,706,000 unrealized loss on investment securities net of applicable income taxes of $4,099,000, cash dividends declared of $4,464,000 of which $3,248,000 was reinvested under the Company’s dividend reinvestment plan, and $25,000 related to stock option compensation.

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

In July 2013, the Federal Reserve approved regulations concerning the capital requirements of financial institutions as a result of the publication of Risk-Based Capital Standards: Advanced Capital Adequacy Framework—Basel III; Establishment of a Risk-Based Capital Floor by the OCC, FDIC, and Federal Reserve. This rule amends (a) the advanced risk-based capital adequacy standards (advanced

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

approaches rules) in a manner that is consistent with certain provisions of the Dodd-Frank Act and (b) the general risk-based capital rules to provide limited flexibility consistent with Section 171(b) of the Dodd-Frank Act for recognizing the relative risk of certain assets generally not held by depository institutions. Management has assessed the impact of the regulation and its impact on capital adequacy and determined that it will not have a significant negative impact on the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2013 and December 31, 2012, the Company and the Bank are considered to be well capitalized under regulatory definitions. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2013 and December 31, 2012, are also presented in the tables:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2013:
Total capital to risk weighted assets:
Consolidated	$189,310	14.56%	$104,016	8.0%	130,021	10.0%
Wilson Bank	189,044	14.55	103,942	8.0	129,927	10.0
Tier 1 capital to risk weighted assets:
Consolidated	172,972	13.31	51,983	4.0	77,974	6.0
Wilson Bank	172,706	13.29	51,981	4.0	77,971	6.0
Tier 1 capital to average assets:
Consolidated	172,972	10.21	67,766	4.0	84,707	5.0
Wilson Bank	172,706	10.20	67,728	4.0	84,660	5.0

WILSON BANK HOLDING COMPANY

FORM 10-Q, CONTINUED

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2012:
Total capital to risk weighted assets:
Consolidated	$178,162	14.2%	$100,373	8.0%	$125,466	10.0%
Wilson Bank	176,652	14.1	100,228	8.0	125,285	10.0
Tier 1 capital to risk weighted assets:
Consolidated	162,321	12.9	50,332	4.0	75,498	6.0
Wilson Bank	160,811	12.8	50,253	4.0	75,380	6.0
Tier 1 capital to average assets:
Consolidated	162,321	9.8	66,253	4.0	N/A	N/A
Wilson Bank	160,811	9.7	66,314	4.0	82,892	5.0

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes in reported market risks during the nine months ended September 30, 2013.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Various legal proceedings to which the Company and the Bank are a party arise from time to time in the normal course of business. Except as described below, as of the date hereof, there are no material pending legal proceedings to which the Company or the Bank is a party or by which their properties are subject.

On March 20, 2013 and March 21, 2013, a jury in a case styled Kendall S. Howell, an individual, and Stones River Homes, Inc., a Tennessee Corporation, Richmond’s Retreat, LLC, a Tennessee limited liability company; and Winfred Howell, an individual v. Wilson Bank & Trust, Case No. 09-0601CV, Rutherford County, Tennessee Chancery Court, awarded damages against the Bank of $7.5 million. The award, which consists of compensatory damages of $3.9 million and punitive damages of $3.6 million, relates to a lawsuit filed against the Bank in 2009 by a former customer of the Bank and entities affiliated with this customer. The plaintiffs in the lawsuit alleged that a former officer of the Bank had engaged in improper conduct related to certain lending transactions with the plaintiffs.

A judgment on the awarded damages was not entered by the Chancellor because subsequent to the end of the third quarter of 2013, the Bank and the plaintiffs in the Howell matter entered into a settlement agreement pursuant to which the parties have agreed to settle the matter for a payment by the Bank in an amount, that when combined with available insurance proceeds, is less than the amount of the litigation reserve previously established by the Company.

In the fourth quarter of 2012, the Bank was served with a complaint filed in the Circuit Court of Rutherford County, Tennessee in the matter Tony M. Hinson and Amanda H. Gallagher vs. Wilson Bank and Trust, et al. (Civil Action No. 65380). The complaint alleges violations of the Tennessee Consumer Protection Act, common law and statutory fraud, forgery, and unauthorized alteration, breach of contract, business libel and defamation and breach of fiduciary duty arising out of alleged improper conduct by a former officer of the Bank related to certain lending transactions with the plaintiffs. The plaintiffs are seeking, among other remedies, injunctive relief, compensatory and punitive damages in the amount of $10,000,000, treble damages and the recovery of attorney’s fees and costs. On November 21, 2012, the Bank filed a motion to dismiss the complaint and a hearing on the motion was scheduled for August 23, 2013. By Order dated September 25, 2013, the Court denied the Bank’s motion to dismiss and a cross motion for partial summary judgment filed by the plaintiffs.

As a result of the jury’s verdicts in the Howell matter described above, the Company established a litigation reserve of $2.5 million in the quarter ended March 31, 2013 and added an additional $100,000 during the quarter ended June 30, 2013. The Company believes that the remaining portion of the reserve after taking into account the portion of the reserve used to settle the Howell matter, together with insurance proceeds that the Company believes it will have available to it, will be sufficient to satisfy any judgments in the case if the Bank is unable to prevail on its defenses and counterclaims, but to the extent that any payments to the plaintiffs in this case exceed such amounts, the Company may incur additional non-interest expense to satisfy such payments.

Item 1A.	RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Part II, Item 1A of the Company’s Quarterly Reports on Forms 10-Q for quarters ended March 31, 2013 and June 30, 2013.

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

WILSON BANK HOLDING COMPANY (Registrant)

DATE: November 8, 2013	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 8, 2013	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer