Form 10-K
period 2013-12-31
WILSON BANK HOLDING CO
filed 2014-03-14
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $297,802,792. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $44.75 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Shares of common stock, $2.00 par value per share, outstanding on March 14, 2014 were 7,534,347.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 8, 2014 are incorporated by reference into Items 10, 11, 12, 13 and 14.

PART I

Item 1.	Business.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2013, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in eastern Davidson County, Tennessee, four full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, and two full service banking office in Sumner County, Tennessee.

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

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; Public Square, 402 Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee 37122; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road, Hermitage, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 802 NW Broad St, Murfreesboro, Tennessee; 3110 Memorial Blvd, Murfreesboro, Tennessee; 210 Commerce Drive, Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 576 West Broad Street, Smithville, Tennessee; 306 Brush Creek Road, Alexandria, Tennessee; 1300 Main Street North, Carthage, Tennessee; 7 New Middleton Highway, Gordonsville, Tennessee; 455 West Main Street, Gallatin, Tennessee; and 175 East Main Street, Hendersonville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County Rutherford County, DeKalb County, Smith County, and Sumner County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2013, the Company reported net earnings of approximately $15.9 million and had total assets of approximately $1.7 billion.

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2013 filed as Exhibit 13.1 to this Form 10-K (the “2013 Annual Report”), are incorporated herein by reference.

Regulation and Supervision

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that have been adopted or are expected to be adopted that have impacted and, in some cases, will continue to impact the Company include the following:

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

•

Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal banking regulator.

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

Many aspects of the Dodd-Frank Act, including some described above, are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) and is registered with the Board of Governors of the Federal Reserve System (the “FRB”). The Company is required to file annual reports and other information regarding its business operations and those of its subsidiary with, and is subject to examination by, the FRB. The Bank is chartered under the laws of the State of Tennessee and is subject to the supervision of, and is regularly examined by, the Tennessee Department of Financial Institutions (the “TDFI”). The Bank is also regularly examined by the Federal Deposit Insurance Corporation (“FDIC”), the government entity that insures the Bank’s deposits subject to applicable limitations.

Under the BHC Act, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions and the modernization of the financial services industry in connection with the passing of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). Under the BHC Act, the FRB is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the FRB to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

Subject to various exceptions, the BHC Act and the Federal Change in Bank Control Act, together with related regulations, require FRB approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

Under the BHC Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the FRB found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the FRB has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Acquiring or servicing loans;

•	Leasing personal property;

•	Conducting discount securities brokerage activities;

•	Performing selected data processing services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Underwriting certain insurance risks of the holding company and its subsidiaries.

Despite prior approval, the FRB may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

Under the Tennessee Bank Structure Act, a bank holding company which controls 30% or more of the total deposits (excluding certain deposits) in all federally insured financial institutions in Tennessee is prohibited from acquiring any bank in Tennessee. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, the Bank and other state-chartered or national banks generally may establish new branches in another state to the same extent as banks chartered in the other state.

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

Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates;

•	A bank’s investment in affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;

•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and

•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Under the Dodd-Frank Act, and previously under FRB policy, the Company is required to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders or creditors to provide it. Further, if the Bank’s capital levels were to fall below certain minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory agency. In the event of bankruptcy, any commitment by the Company to a federal regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The Company’s and the Bank’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and the Bank. These guidelines classify capital into two categories of Tier 1 and Total risk-based capital. Total risk-based capital consists of Tier 1 (or core) capital (generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets) and Tier 2 capital (generally consists of qualifying long-term debt, of which the Bank has none, and a part of the allowance for possible loan losses). The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Under the FRB’s regulations, for a bank holding company, like the Company, to be considered “well-capitalized” it must maintain a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level. In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained by most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the FRB has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

Under FDIC regulations, a state nonmember bank is “well capitalized” if it has a leverage capital ratio of 5% or better, a Tier 1 risk-based capital ratio of 6% or better, a total risk based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state nonmember bank is considered “adequately capitalized” if it has a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State nonmember banks are required to be “well-capitalized” in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory authorities, including the FRB and the FDIC, approved final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel III Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Under the rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The rules, which will become effective as to the Company and the Bank on January 1, 2015, among other things, include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and is scheduled to increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called “Collins Amendment” to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements to be considered adequately capitalized require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 4% and a Total risk-based capital ratio of not less than 6%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010, but not those issued before that date, from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Under the regulations implementing Basel III, trust preferred securities issued prior to that date will continue to count as Tier 1 capital, subject to certain qualitative limitations, for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2015.

Under the new rules implementing Basel III, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company expects that it will opt-out of the requirement.

The FRB has adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the FRB annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk-based capital and Total risk-based capital requirements, as well as a minimum Tier 1 common capital ratio (Tier 1 risk-based capital less preferred stock and trust preferred securities) of at least 5%. While these regulations are not applicable to the Company, the Company’s federal regulator may seek to impose similar stress testing on the Company through its examination authority.

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

The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee’s general usury law and the Tennessee Industrial Loan and Thrift Companies Act (“Industrial Loan Act”). Certain other usury laws affect limited classes of loans, but the Company believes that the laws referenced above are the most significant. Tennessee’s general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the FRB from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is generally applicable to most of the loans made by the Bank in Tennessee, authorizes an interest rate of up to 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act established a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law - primarily the Bank Secrecy Act - to provide the Secretary of the U.S. Department of the Treasury (the “Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

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

The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. With the enactment of the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, required that a significant number of new regulations be adopted by various financial regulatory agencies, many of which have been implemented but some of which remain to be implemented.

Competition

The banking industry is highly competitive. The Company, through its subsidiary bank, competes with national and state banks for deposits, loans, and trust and other services.

The Bank competes with much larger commercial banks in Wilson County, the Bank’s primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered outside of Tennessee and four banks owned by Tennessee multi-bank holding companies and two banks owned by Tennessee single bank holding companies. These institutions enjoy existing depositor relationships and, in some cases, greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with three credit unions located in Wilson County and three locally-owned banks.

The Bank competes with much larger commercial banks in DeKalb County, including one bank owned by a Tennessee multi-bank holding company and one regional multi-bank holding company headquartered outside Tennessee. In addition, the Bank competes with one locally-owned bank in DeKalb County. While these institutions enjoy existing depositor relationships and, in some cases, greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level.

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

The Bank competes with over fifteen banks, some of them much larger than the Bank, in Rutherford County. These competitors include several regional multi-bank holding companies and two large Tennessee single bank holding companies. While these larger institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level.

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

Employment

As of March 14, 2014, the Company and its subsidiary collectively employed 419 full-time equivalent employees.

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

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2013 Annual Report. Certain information not contained in the Company’s 2013 Annual Report, but required by Guide 3, is contained in the tables immediately following:

[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

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

Non-accrual loans have been included in the loan category. Loan fees of $3,802,000, $3,185,000 and $2,580,000 for 2013, 2012 and 2011, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

	Dollars In Thousands
	2013			2012			2013/2012 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total

Loans, net of unearned interest	$1,205,296	5.49%	66,177	$1,138,525	5.80%	66,080	3,744	(3,647)	97

Investment securities - taxable	293,100	1.50	4,411	325,457	1.61	5,253	(499)	(343)	(842)

Investment securities - tax exempt	27,970	2.16	603	16,922	2.74	464	253	(114)	139

Taxable equivalent adjustment	—	1.11	311	—	1.41	239	132	(60)	72

Total tax-exempt investment securities	27,970	3.27	914	16,922	4.15	703	385	(174)	211

Total investment securities	321,070	1.66	5,325	342,379	1.74	5,956	(114)	(517)	(631)

Loans held for sale	8,358	3.09	258	9,938	3.09	307	(49)	—	(49)

Federal funds sold	100,888	.21	215	29,236	.44	129	181	(95)	86

Restricted equity securities	3,012	4.98	150	3,012	4.25	128	—	22	22

Total earning assets	1,638,624	4.40	72,125	1,523,090	4.77	72,600	3,762	(4,237)	(475)

Cash and due from banks	10,046			45,302

Allowance for loan losses	(25,885)			(25,745)

Bank premises and equipment	36,330			35,534

Other assets	44,374			45,202

Total assets	$1,703,489			$1,623,383

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

	Dollars In Thousands
	2013			2012			2013/2012 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$311,466	.51%	1,589	$274,248	.71%	1,942	242	(595)	(353)
Money market demand accounts	369,769	.50	1,847	319,920	.61	1,960	274	(387)	(113)
Individual retirement accounts	98,006	1.28	1,255	99,211	1.71	1,695	(21)	(419)	(440)
Other savings deposits	95,226	.59	560	96,806	.77	745	(12)	(173)	(185)
Certificates of deposit $100,000 and over	254,568	1.16	2,956	263,603	1.51	3,983	(132)	(895)	(1,027)
Certificates of deposit under $100,000	250,440	1.05	2,621	273,221	1.36	3,725	(296)	(808)	(1,104)

Total interest-bearing deposits	1,379,475	.78	10,828	1,327,009	1.06	14,050	55	(3,277)	(3,222)

Securities sold under repurchase agreements	9,438	.53	50	8,426	.66	56	6	(12)	(6)
Federal funds purchased	75	1.33	1	104	.96	1	—	—	—

Total interest-bearing liabilities	1,388,988	.78	10,879	1,335,539	1.06	14,107	61	(3,289)	(3,228)

Demand deposits	131,427			118,573

Other liabilities	10,594			6,990

Stockholders’ equity	172,480			162,281

Total liabilities and stockholders’ equity	$1,703,489			$1,623,383

Net interest income			61,246			58,493

Net yield on earning assets (1)		3.74%			3.84%

Net interest spread (2)		3.62%			3.71%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

	Dollars In Thousands
	2012			2011			2012/2011 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total

Loans, net of unearned interest	$1,138,525	5.80%	66,080	1,108,335	5.96%	66,031	1,811	(1,762)	49

Investment securities - taxable	325,457	1.61	5,253	269,438	2.02	5,437	1,025	(1,209)	(184)

Investment securities - tax exempt	16,922	2.74	464	12,969	3.24	420	115	(71)	44

Taxable equivalent adjustment	—	1.41	239	—	1.99	216	59	(36)	23

Total tax-exempt investment securities	16,922	4.15	703	12,969	4.90	636	174	(107)	67

Total investment securities	342,379	1.74	5,956	282,407	2.15	6,073	1,199	(1,316)	(117)

Loans held for sale	9,938	3.09	307	7,292	3.25	237	82	(12)	70

Federal funds sold	29,236	.44	129	21,328	.45	97	34	(2)	32

Restricted equity securities	3,012	4.25	128	3,012	4.25	128	—	—	—

Total earning assets	1,523,090	4.77	72,600	1,422,374	5.10%	72,566	3,126	(3,092)	34

Cash and due from banks	45,302			37,970

Allowance for loan losses	(25,745)			(23,895)

Bank premises and equipment	35,534			32,876

Other assets	45,202			44,485

Total assets	$1,623,383			1,513,810

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

	Dollars In Thousands
	2012			2011			2012/2011 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$274,248	.71%	1,942	240,799	.90%	2,176	270	(504)	(234)
Money market demand accounts	319,920	.61	1,960	270,426	.79	2,148	350	(538)	(188)
Individual retirement accounts	99,211	1.71	1,695	97,034	2.13	2,071	45	(421)	(376)
Other savings deposits	96,806	.77	745	75,704	1.08	818	195	(268)	(73)
Certificates of deposit $100,000 and over	263,603	1.51	3,983	270,928	1.98	5,367	(142)	(1,242)	(1,384)
Certificates of deposit under $100,000	273,221	1.36	3,725	291,834	1.80	5,255	(317)	(1,213)	(1,530)

Total interest-bearing deposits	1,327,009	1.06	14,050	1,246,725	1.43	17,835	401	(4,186)	(3,785)

Securities sold under repurchase agreements	8,426	.66	56	6,166	.86	53	17	(14)	3
Federal funds purchased	104	.96	1	214	.93	2	(1)	—	(1)

Total interest-bearing liabilities	1,335,539	1.06	14,107	1,253,105	1.43	17,890	417	(4,200)	(3,783)

Demand deposits	118,573			105,056

Other liabilities	6,990			7,267

Stockholders’ equity	162,281			148,382

Total liabilities and stockholders’ equity	$1,623,383			1,513,810

Net interest income			58,493			54,767

Net yield on earning assets (1)		3.84%			3.85%

Net interest spread (2)		3.71%			3.67%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

II.	Investment Portfolio:

A.	Investment securities at December 31, 2013 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$8,649	73	520	8,202
Obligations of states and political subdivisions	18,174	424	239	18,359

	$26,823	497	759	26,561

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs) and agency-backed	$146,769	10	5,961	140,818
Mortgage-backed:
GSE residential	175,855	808	1,481	175,182
Obligations of states and political subdivisions	13,711	71	409	13,373

	$336,335	889	7,851	329,373

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

II.	Investment Portfolio, Continued:

A.	Continued:

Investment securities at December 31, 2012 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$2,918	122	—	3,040
Obligations of states and political subdivisions	12,590	687	—	13,277

	$15,508	809	—	16,317

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)	$122,110	643	55	122,698
Mortgage-backed:
GSE residential	177,787	3,373	32	181,128
Obligations of states and political subdivisions	13,214	267	29	13,452

	$313,111	4,283	116	317,278

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

II.	Investment Portfolio, Continued:

A.	Continued:

Securities at December 31, 2011 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed:
US. Government-sponsored enterprises (GSEs) residential	$12,039	699	—	12,738
Obligations of states and political subdivisions	2,425	103	—	2,528

	$14,464	802	—	15,266

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)	$114,819	268	161	114,926
Mortgage-backed:
GSE residential	1,521	117	—	1,638
Obligations of states and political subdivisions	192,989	1,379	201	194,167

	$309,329	1,764	362	310,731

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

II.	Investment Portfolio, Continued:

B.

The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2013:

Held-To-Maturity Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)

Mortgage-backed:
GSEs residential	$8,649	8,202	2.91%

Obligations of states and political subdivisions*:
Less than one year	660	664	4.17
One to three years	4,487	4,662	4.58
Three to five years	3,835	3,937	3.13
Five to ten years	5,386	5,418	3.18
More than ten years	3,806	3,678	2.89

Total obligations of states and political subdivisions	18,174	18,359	3.49

Total held-to-maturity securities	$26,823	26,561	3.30%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

II.	Investment Portfolio, Continued:

B.	Continued:

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)

Mortgage and asset-backed securities	$180,657	179,914	1.99%

U.S. Government-sponsored enterprises (GSEs):
Less than one year	4,091	4,102	.57
One to three years	9,002	9,002	.74
Three to five years	36,636	35,937	1.31
Five to ten years	87,240	82,472	1.75
More than ten years	4,998	4,573	1.76

Total U.S. Government-sponsored enterprises (GSEs)	141,967	136,086	1.54

Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to three years	351	365	6.02
Three to five years	—	—	—
Five to ten years	11,943	11,690	2.92
More than ten years	1,417	1,318	2.65

Total obligations of states and political subdivisions	13,711	13,373	2.97

Total available-for-sale securities	$336,335	329,373	1.84%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2013, 2012, 2011, 2010 and 2009:

	In Thousands
	2013	2012	2011	2010	2009

Commercial, financial and agricultural	$34,834	35,521	48,080	66,107	82,254
Real estate - construction	194,426	190,356	166,460	176,842	198,732
Real estate - mortgage	940,077	902,930	866,060	797,932	771,925
Consumer	41,118	41,713	44,689	55,734	63,765

Total loans	1,210,455	1,170,520	1,125,289	1,096,615	1,116,676

Deferred loan fees	(3,253)	(2,912)	(2,031)	(1,347)	(1,415)

Total loans, net of deferred fees	1,207,202	1,167,608	1,123,258	1,095,268	1,115,261

Less allowance for loan losses	(22,935)	(25,497)	(24,525)	(22,177)	(16,647)

Net loans	$1,184,267	1,142,111	1,098,733	1,073,091	1,098,614

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies our fixed and variable rate loans at December 31, 2013 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2013
	Fixed Rates	Variable Rates	Totals	At December 31, 2013

Based on contractual maturity:
Due within one year	$163,877	47,370	211,247	17.5%
Due in one year to five years	171,720	74,084	245,804	20.4
Due after five years	99,866	650,285	750,151	62.1

Totals	$435,463	771,739	1,207,202	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	106,792	106,792	8.9%
Due within one year	163,935	182,746	346,681	28.7
Due in one year to five years	174,475	388,418	562,893	46.6
Due after five years	97,053	93,783	190,836	15.8

Totals	$435,463	771,739	1,207,202	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2013, 2012, 2011, 2010 and 2009:

	In Thousands, Except Percentages
	2013	2012	2011	2010	2009

Non-accrual loans:
Commercial, financial and agricultural	$—	—	35	490	100
Real estate - construction	3,524	9,626	14,378	7,850	5,636
Real estate - mortgage	2,053	7,229	10,552	13,821	19,750
Consumer	—	—	—	—	28

Total non-accrual	$5,577	16,855	24,965	22,161	25,514

Loans 90 days past due still accruing:
Commercial, financial and agricultural	$285	54	158	10	1,291
Real estate - construction	271	24	95	178	29
Real estate - mortgage	1,550	736	5,339	2,280	2,435
Consumer	27	105	78	100	314

Total loans 90 days past due still accruing	$2,133	919	5,670	2,568	4,069

Total non-performing loans	$7,710	17,774	30,635	24,729	29,583

Total loans, net of unearned interest	$1,207,202	1,167,608	1,123,258	1,095,268	1,115,261

Percentage of total non-performing loans to total loans outstanding, net of unearned interest	.64%	1.52	2.73	2.26	2.65

Other real estate	$12,869	15,307	19,117	13,741	3,924

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $5,577,000 at December 31, 2013, $16,855,000 at December 31, 2012, $24,965,000 at December 31, 2011, $22,161,000 at December 31, 2010 and $25,514,000 at December 31, 2009. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2013 if the loans had been current totaled $296,000 compared to $775,000 in 2012, $875,000 in 2011, $1,836,000 in 2010 and $978,000 in 2009. The amount of interest and fee income recognized on total loans during 2013 totaled $66,177,000 as compared to $66,080,000 in 2012, $66,031,000 in 2011, $67,356,000 in 2010 and $71,028,000 in 2009.

At December 31, 2013, loans, which include the above, totaling $37,952,000 were included in the Company’s internal classified loan list. Of these loans $37,546,000 are real estate and $406,000 are various other types of loans. The value collateralizing these loans is estimated by management to be approximately $56,725,000 ($56,431,000 related to real property securing real estate loans and $294,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2013, real estate construction and mortgage loans made up 16.1% and 77.6%, respectively, of the Company’s loan portfolio.

At December 31, 2013 and 2012, other real estate totaled $12,869,000 and $15,307,000, respectively.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2013 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2013, 2012, 2011, 2010 and 2009 and the years then ended.

	In Thousands, Except Percentages
	2013	2012	2011	2010	2009

Allowance for loan losses at beginning of period	$25,497	24,525	22,177	16,647	12,138

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(150)	(454)	(517)	(253)	(403)
Real estate construction	(1,470)	(2,226)	(1,681)	(3,791)	(127)
Real estate – mortgage	(3,247)	(6,066)	(4,103)	(4,913)	(1,717)
Installment	(380)	(412)	(461)	(719)	(1,423)

	(5,247)	(9,158)	(6,762)	(9,676)	(3,670)

Recoveries:
Commercial, financial and agricultural	38	71	22	111	49
Real estate construction	179	174	67	30	4
Real estate – mortgage	123	169	106	40	51
Installment	168	188	237	191	247

	508	602	432	372	351

Net loan charge-offs	(4,739)	8,556	(6,330)	(9,304)	(3,319)

Provision for loan losses charged to expense	2,177	9,528	8,678	14,834	7,828

Allowance for loan losses at end of period	$22,935	25,497	24,525	22,177	16,647

Total loans, net of unearned interest, at end of year	$1,207,202	1,167,608	1,123,258	1,095,268	1,115,261

Average total loans out-standing, net of unearned interest, during year	$1,205,296	1,138,525	1,108,335	1,093,343	1,099,082

Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.39%	0.75	0.57	0.85	0.30

Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	1.90%	2.18	2.18	2.02	1.49

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2013		December 31, 2012
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$402	2.9%	$397	3.0%
Real estate construction	5,159	16.1	7,191	16.3
Real estate mortgage	17,053	77.6	17,515	77.1
Installment	321	3.4	394	3.6

	$22,935	100.0%	$25,497	100.0%

	December 31, 2011		December 31, 2010
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$1,328	4.3%	$1,230	6.0%
Real estate construction	6,223	14.8	5,558	16.1
Real estate mortgage	16,518	77.0	14,502	72.8
Installment	456	3.9	887	5.1

	$24,525	100.0%	$22,177	100.0%

	December 31, 2009
	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$1,593	7.4%
Real estate construction	3,412	17.8
Real estate mortgage	10,252	69.1
Installment	1,390	5.7

	$16,647	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

V.	Deposits:

The average amounts and average interest rates for deposits for 2013, 2012 and 2011 are detailed in the following schedule:

	2013		2012		2011
	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate

Non-interest bearing deposits	$131,427	—%	$118,573	—%	$105,056	—%
Negotiable order of withdrawal accounts	311,466	.51%	274,248	.71%	240,799	.90%
Money market demand accounts	369,769	.50%	319,920	.61%	270,426	.79%
Individual retirement accounts	98,006	1.28%	99,211	1.71%	97,034	2.13%
Other savings	95,226	.59%	96,806	.77%	75,704	1.08%
Certificates of deposit $100,000 and over	254,568	1.16%	263,603	1.51%	270,928	1.98%
Certificates of deposit under $100,000	250,440	1.05%	273,221	1.36%	291,834	1.80%

	$1,510,902	.72%	$1,445,582	.97%	$1,351,781	1.32%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2013:

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total

Less than three months	$56,043	8,558	64,601

Three to six months	40,912	3,355	44,267

Six to twelve months	46,055	6,405	52,460

More than twelve months	108,712	24,169	132,881

	$251,722	42,487	294,209

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2013, 2012 and 2011:

	2013	2012	2011

Return on assets (Net income divided by average total assets)	.93%	.75%	.66%

Return on equity (Net income divided by average equity)	9.20%	7.49%	6.77%

Dividend payout ratio (Dividends declared per share divided by net income per share)	28.30%	51.52%	43.48%

Equity to asset ratio (Average equity divided by average total assets)	10.13%	10.00%	9.80%

Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)	10.27%	9.79%	9.73%

The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2013 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands

Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$177,161

Total capital:
Allowable allowance for loan losses	16,585

Total capital	$193,746

Risk-weighted assets	$1,320,372

Risk-based capital ratios:
Tier I capital ratio	13.42%

Total risk-based capital ratio	14.67%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2013

VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2013, the Company and the Bank were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2013:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$1,207,202	141,879	72,879	73,387	165,327	753,730
Securities	356,196	—	110	550	4,101	351,435
Loans held for sale	7,022	7,022	—	—	—	—
Federal funds sold	38,190	38,190	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—

Total earning assets	1,611,622	190,103	72,989	73,937	169,428	1,105,165

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	329,572	329,572	—	—	—	—
Money market demand accounts	406,984	406,984	—	—	—	—
Individual retirement accounts	95,507	7,014	12,734	11,713	16,283	47,763
Other savings	93,130	93,130	—	—	—	—
Certificates of deposit, $100,000 and over	251,722	18,673	37,370	40,912	46,055	108,712
Certificates of deposit, under $100,000	240,815	17,499	44,274	43,535	50,128	85,379
Securities sold under repurchase agreements	9,078	9,078	—	—	—	—

	1,426,808	881,950	94,378	96,160	112,466	241,854

Interest-sensitivity gap	$184,814	(691,847)	(21,389)	(22,223)	56,962	863,311

Cumulative gap		(691,847)	(713,236)	(735,459)	(678,497)	184,814

Interest-sensitivity gap as % of total assets		(39.56)	(1.22)	(1.27)	3.26	49.36

Cumulative gap as % of total assets		(39.56)	(40.78)	(42.05)	(38.79)	10.57

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

Economic conditions in the markets in which the Company operates deteriorated significantly beginning in early 2008 and remained sluggish into 2013. These challenging economic conditions contributed to increased levels of provisions for loan losses and other real estate expense resulting from declining collateral values in the Company’s real estate construction and development loan portfolio and increased costs associated with our portfolio of other real estate owned. Economic conditions began to stabilize in the Company’s markets beginning in the second half of 2010 and, in 2013, collateral values in the Company’s real estate construction and development loan portfolio began to increase. If we experience similar sustained periods of loan losses or decreases in collateral values like those we experienced between 2008 and 2011, our results of operations may be adversely impacted. Though we have seen increases in construction and development in the market areas we serve during 2013, the Company believes that these market areas will continue to experience a somewhat, albeit less, challenging economic environment in 2014. Challenging economic and real estate market conditions have, and thus could continue to negatively impact the Company’s results of operations. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Company in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Company could experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2013, approximately 93.7% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 46.4% were commercial real estate loans, 34.5% were residential real estate loans, 17.1% were construction and development loans and 2.0% were other real estate loans. In total these loans make up approximately 96% of the Company’s non-performing loans at December 31, 2013. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market within the Company’s markets. Throughout 2011, the number of newly constructed homes or lots sold in the Company’s market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. While conditions have stabilized somewhat since 2011, if residential real estate prices again decline or demand weakens that could again result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers.

At December 31, 2013, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. Although conditions in the Company’s market have improved over the last two years, these industries continue to experience challenges as a result of the continued sluggish economy. If the economic environment in the Company’s market weakens in in 2014 or beyond, these industry concentrations could result in further higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause the Company’s earnings to continue to be negatively impacted. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s earnings.

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

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford and Sumner counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets, although beginning to stabilize, remain challenging and continue to negatively affect the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels remained elevated in 2013. The Company cannot assure that economic conditions in its markets will improve during 2014 or thereafter, and continued weak economic conditions in the Company’s markets could cause the Company to continue to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.

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

The Company’s earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality, particularly within the commercial real estate segment of the Company’s loan portfolio, could cause the Company’s interest income and net interest margin to decrease and its provisions for loan losses and non-interest expenses to increase, which could adversely affect its results of operations and financial condition.

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

In July 2013, the FRB and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules under the proposals are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of more stringent capital requirements for the Company and the Bank, like those implementing the Basel III reforms (particularly the new common equity Tier 1 capital ratio), could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends or buying back shares.

The effectiveness of the Company’s asset management activities are critical to its ability to improve, resolve or liquidate nonperforming loans and other real estate and thereby reduce loan losses and other real estate expense.

Over the past five years, the Company has undertaken various initiatives to enhance its credit review, loan administration and special asset management and administration procedures, and believes that these enhancements have begun to reduce the levels of the Company’s problem and potential problem assets. However, continued improvement is dependent to a degree on market conditions and other factors beyond the Company’s control and the Company is unable to successfully manage its problem and potential problem assets in a timely matter, it could experience materially increased loan losses and other real estate expenses.

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

In addition, the Company provides its customers the ability to bank remotely, including over the Internet. The secure transmission of confidential information is a critical element of remote banking. The Company’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect the Company’s reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

Because of significant competitive pressures in the Company’s market and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Company’s net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. The Company also expects loan pricing to remain competitive in 2014 and believes that economic factors affecting broader markets will likely result in reduced yields for the Company’s investment securities portfolio as prepayments continue to escalate. As a result, the Company’s net interest margin, and consequently its profitability, may continue to be negatively impacted in 2014 and beyond.

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

The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially Randall Clemons, its president and chief executive officer, and Elmer Richerson, the president of the Bank. While the Company does not have employment agreements with any of its personnel and can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future, it has entered into non-competition agreements with such persons which would prevent them in most circumstances, from competing with the Bank for one year following their termination. In addition, these persons are parties to certain deferred compensation, supplemental retirement and equity incentive plans, the benefits of which would cease to accrue upon the termination of the person’s employment with the Company or the Bank.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Bank) are exempt from certain provisions of the legislation. Although a number of regulations implementing portions of the Dodd-Frank Act have been promulgated, the Company is still unable to predict how the remaining portions of this legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect it. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a significant impact on the Company’s business, financial condition and results of operations.

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

As of the date hereof, other than as set forth below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its properties are subject; nor are there material proceedings known to the Company or its subsidiaries to be contemplated by any governmental authority; nor are there material proceedings known to the Company or its subsidiaries, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any of its subsidiaries or any associate of any of the foregoing, is a party or has an interest adverse to the Company or any of its subsidiaries.

On March 20, 2013 and March 21, 2013, a jury in a case styled Kendall S. Howell, and individual, and Stones River Homes, Inc., a Tennessee Corporation, Richmond’s Retreat, LLC, a Tennessee limited liability company; and Winfred Howell, an individual v. Wilson Bank & Trust, Case No. 09-0601CV, Rutherford County, Tennessee Chancery Court, awarded damages against the Bank of $7.5 million. The award, which consists of compensatory damages of $3.9 million and punitive damages of $3.6 million, relates to a lawsuit filed against the Bank in 2009 by a former customer of the Bank and entities affiliated with this customer. The plaintiffs in the lawsuit alleged that a former officer of the Bank had engaged in improper conduct related to certain lending transactions with the plaintiffs. The jury also has required the Bank to pay court costs and the plaintiffs’ attorney’s fees in amounts not yet determined. The judgments on the awarded damages have not yet been entered by the Chancellor. During the fourth quarter of 2013, the Bank and the plaintiffs in the Howell matter entered into a settlement agreement pursuant to which the parties have agreed to settle the matter for a payment by the Bank.

During the fourth quarter of 2012, the Bank was served with a complaint filed in the Circuit Court of Rutherford County, Tennessee in the matter Tony M. Hinson and Amanda H. Gallagher vs. Wilson Bank and Trust, et al. (Civil Action No. 65380). The complaint alleges violations of the Tennessee Consumer Protection Act, common law and statutory fraud, forgery, and unauthorized alteration, breach of contract, business libel and defamation and breach of fiduciary duty arising out of alleged improper conduct by a former officer of the Bank related to certain lending transactions with the plaintiffs. The plaintiffs are seeking, among other remedies, injunctive relief, compensatory and punitive damages in the amount of $10,000,000, treble damages and the recovery of attorney’s fees and costs. On November 21, 2012, the Bank filed a motion to dismiss the complaint, which was denied on August 23, 2013. The Bank filed an answer and counterclaim on October 11, 2013 and the parties are currently in the discovery process. We cannot say at this time what effect the discovery process will have on the litigation but the Bank believes that this action is without merit and intends to defend itself vigorously. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” on page 90 of the Company’s 2013 Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2013.

Item 6.	Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 16 of the Company’s 2013 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 17 through 41 of the Company’s 2013 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 35 of the Company’s 2013 Annual Report and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 42 through 89 of the Company’s 2013 Annual Report and are incorporated herein by reference.

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

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on page 42 of Wilson Bank Holding Company’s 2013 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2014 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (61) - Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Elmer Richerson (61) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Gary Whitaker (56) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennesse, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (49) - Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN 37087.

John McDearman (45) – Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. Currently he serves as Executive Vice President, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio and the supervision of the Sumner County offices.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2014 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors – Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2014 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials filed in connection with the 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2014 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2013 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003 and a four for three stock split in the form of a stock dividend paid on May 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	47,654	$36.53	40,500

Equity compensation plans not approved by shareholders	—	—	—

Total	47,654	$36.53	40,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2014 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Director Independence” in the Company’s definitive proxy materials filed in connection with the 2014 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2014 Annual Meeting of Shareholders.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. See Item 8.

(a)(2)	Financial Statement Schedules. Not applicable.

(a)(3)	Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY

By:	/s/ J. Randall Clemons
J. Randall Clemons
President and Chief Executive Officer

Date:	March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
J. Randall Clemons

/s/ Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014
Lisa Pominski

/s/ H. Elmer Richerson	Executive Vice President & Director	March 14, 2014
H. Elmer Richerson

/s/ Charles Bell	Director	March 14, 2014
Charles Bell

/s/ Jack W. Bell	Director	March 14, 2014
Jack W. Bell

/s/ Mackey Bentley	Director	March 14, 2014
Mackey Bentley

/s/ James F. Comer	Director	March 14, 2014
James F. Comer

/s/ Jerry L. Franklin	Director	March 14, 2014
Jerry L. Franklin

/s/ John B. Freeman	Director	March 14, 2014
John B. Freeman

/s/ Harold R. Patton	Director	March 14, 2014
Harold R. Patton

/s/ James Anthony Patton	Director	March 14, 2014
James Anthony Patton

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

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

10.1	Wilson Bank Holding Company 1999 Stock Option Plan (incorporated herein by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 (Registration No. 333-32442)).*

10.2	Wilson Bank Holding Company 2009 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-158621)).*

10.3

Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.4

Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.5

Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.6

Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.7

Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.8

Amendment, dated December 30, 2008, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.9

Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.10

Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.11

Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.12

Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.13

Executive Salary Continuation Agreement dated as of July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.14

Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.15

Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.16

Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.17

Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.18

Amendment, dated November 23, 2012, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.19

Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.20

Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.21

Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.22

Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.23

Amendment, dated November 23, 2012 to Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated as of July 28, 2006 by and between Wilson Bank and John C. McDearman III (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.24

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.25

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.26

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.27

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.28

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.29

Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.30

Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.31

Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.32

Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.33

Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.34

Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.35

Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.36

Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.37

Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2013 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Management compensatory plan or contract