Form 10-Q
period 2014-03-31
WILSON BANK HOLDING CO
filed 2014-05-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Common stock outstanding: 7,534,735 shares at May 8, 2014

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Unaudited)

	March 31,	December 31,
	2014	2013
	(Dollars in Thousands Except Per Share Amounts)

Assets
Loans	$1,215,684	$1,207,202
Less: Allowance for loan losses	(23,325)	(22,935)

Net loans	1,192,359	1,184,267

Securities:
Held to maturity, at cost (market value $29,159 and $26,561, respectively)	29,283	26,823
Available-for-sale, at market (amortized cost $362,614 and $336,335, respectively)	357,572	329,373

Total securities	386,855	356,196

Loans held for sale	6,315	7,022
Restricted equity securities	3,012	3,012
Federal funds sold	50,110	38,190

Total earning assets	1,638,651	1,588,687

Cash and due from banks	71,860	73,314
Bank premises and equipment, net	39,098	38,176
Accrued interest receivable	5,358	5,063
Deferred income tax asset	11,343	11,437
Other real estate	11,522	12,869
Other assets	19,400	14,620
Goodwill	4,805	4,805

Total assets	$1,802,037	$1,748,971

Liabilities and Stockholders’ Equity
Deposits	$1,601,214	$1,554,255
Securities sold under repurchase agreements	6,617	9,078
Accrued interest and other liabilities	11,821	7,967

Total liabilities	1,619,652	1,571,300

Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,534,347 and 7,498,588 shares, respectively	15,069	14,997
Additional paid-in capital	56,053	54,519
Retained earnings	114,374	112,451
Net unrealized gains on available-for-sale securities, net of income taxes of $1,931 and $2,666 respectively	(3,111)	(4,296)

Total stockholders’ equity	182,385	177,671

Total liabilities and stockholders’ equity	$1,802,037	$1,748,971

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

Interest income:
Interest and fees on loans	$16,043	$16,464
Interest and dividends on securities:
Taxable securities	1,600	1,059
Exempt from Federal income taxes	164	146
Interest on loans held for sale	51	71
Interest on Federal funds sold	46	44
Interest and dividends on restricted securities	30	36

Total interest income	17,934	17,820

Interest expense:
Interest on negotiable order of withdrawal accounts	391	396
Interest on money market and savings accounts	600	594
Interest on certificates of deposit	1,508	1,850
Interest on securities sold under repurchase agreements	9	13

Total interest expense	2,508	2,853

Net interest income before provision for loan losses	15,426	14,967
Provision for loan losses	249	669

Net interest income after provision for loan losses	15,177	14,298

Non-interest income:
Service charges on deposit accounts	916	940
Other fees and commissions	1,947	1,780
Gain on sale of loans	501	822

Total non-interest income	3,364	3,542

Non-interest expense:
Salaries and employee benefits	6,707	6,051
Occupancy expenses, net	696	618
Furniture and equipment expense	406	307
Data processing expense	578	408
Directors’ fees	182	202
Litigation expense	24	2,500
Other operating expenses	2,860	2,642
Write downs and loss on sale of other real estate, net	160	248
Loss on sale of other assets	4	2

Total non-interest expense	11,617	12,978

Earnings before income taxes	6,924	4,862
Income taxes	2,752	1,884

Net earnings	$4,172	$2,978

Weighted average number of shares outstanding-basic	7,522,280	7,445,701

Weighted average number of shares outstanding-diluted	7,526,636	7,450,543

Basic earnings per common share	$.55	$.40

Diluted earnings per common share	$.55	$.40

Dividends per share	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

Net earnings	$4,172	$2,978

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $735 and $706, respectively	1,185	(1,136)

Other comprehensive earnings (losses)	1,185	(1,136)

Comprehensive earnings	$5,357	$1,842

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2014	2013
	(In Thousands)
Cash flows from operating activities:
Interest received	$18,161	$18,750
Fees and commissions received	2,863	2,720
Proceeds from sale of loans held for sale	19,670	30,358
Origination of loans held for sale	(18,462)	(20,857)
Interest paid	(2,757)	(3,327)
Cash paid to suppliers and employees	(9,226)	(7,414)
Income taxes paid	(784)	(1,058)

Net cash provided by operating activities	9,465	19,172

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	152	1,133
Proceeds from maturities, calls, and principal payments of available-for-sale securities	21,278	28,607
Purchase of held-to-maturity securities	(2,665)	(3,314)
Purchase of available-for-sale securities	(48,026)	(18,545)
Loans made to customers, net of repayments	(8,675)	(25,584)
Purchase of Bank owned life insurance	(5,000)	—
Purchase of premises and equipment	(1,426)	(463)
Proceeds from sale of other real estate	1,521	986
Proceeds from sale of other assets	—	2

Net cash used in investing activities	(42,841)	(17,178)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	53,089	36,046
Net decrease in time deposits	(6,130)	(14,612)
Net decrease in securities sold under repurchase agreements	(2,461)	(1,308)
Dividends paid	(2,250)	(2,226)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,607	1,620
Repurchase of common stock	(94)	—
Proceeds from exercise of stock options	81	78

Net cash provided by financing activities	43,842	19,598

Net increase in cash and cash equivalents	10,466	21,592

Cash and cash equivalents at beginning of period	111,504	106,664

Cash and cash equivalents at end of period	$121,970	$128,256

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2014 and 2013

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2014	2013
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,172	$2,978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,026	1,413
Provision for loan losses	249	669
Loss on sale of other real estate	160	248
Loss on sale of other assets	4	2
Stock option compensation	13	8
Decrease in taxes payable	2,609	826
Decrease in loans held for sale	707	8,679
Increase in deferred tax assets	(641)	—
Decrease in other assets, net	216	481
Increase in interest receivable	(295)	(94)
Increase in other liabilities	1,494	4,436
Decrease in interest payable	(249)	(474)

Total adjustments	$5,293	$16,194

Net cash provided by operating activities	$9,465	$19,172

Supplemental schedule of non-cash activities:

Unrealized loss in values of securities available-for-sale, net of taxes of $735 and $706 for the three months ended March 31, 2014 and 2013, respectively	$1,185	$(1,136)

Non-cash transfers from loans to other real estate	$388	$1,196

Non-cash transfers from other real estate to loans	$54	$606

Non-cash transfers from loans to other assets	$—	$—

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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2013 Annual Report previously filed on Form 10-K.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with Wilson Bank Holding Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to Wilson Bank Holding Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2013 and at March 31, 2014, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.

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

Recently Adopted Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, to reduce the diversity in reporting when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted this ASU in the first quarter of 2014 using the prospective method and had no loans that met the above stated criteria as of March 31, 2014.

There were no recently issued accounting pronouncements that are expected to materially impact the Company.

Note 2. Loans and Allowance for Loan Losses

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

The following schedule details the loans of the Company at March 31, 2014 and December 31, 2013:

	(In Thousands)
	March 31,	December 31,
	2014	2013
Mortgage Loans on real estate
Residential 1-4 family	$332,452	$332,432
Multifamily	17,946	13,920
Commercial	519,203	526,258
Construction and land development	203,808	194,426
Farmland	27,132	22,771
Second mortgages	10,780	10,511
Equity lines of credit	35,645	34,185

Total mortgage loans on real estate	1,146,966	1,134,503

Commercial loans	28,179	29,444

Agricultural loans	2,193	2,099

Consumer installment loans
Personal	35,629	37,789
Credit cards	2,959	3,329

Total consumer installment loans	38,588	41,118

Other loans	3,079	3,291

	1,219,005	1,210,455

Net deferred loan fees	(3,321)	(3,253)

Total loans	1,215,684	1,207,202

Less: Allowance for loan losses	(23,325)	(22,935)

Net Loans	$1,192,359	$1,184,267

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

Transactions in the allowance for loan losses for the three months ended March 31, 2014 and year ended December 31, 2013 are summarized as follows:

	(In Thousands)
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total
March 31, 2014

Allowance for loan losses:

Beginning balance	$4,935	77	10,918	5,159	618	205	300	395	7	321	22,935
Provision	1,239	(6)	(1,468)	843	184	(58)	(73)	(383)	(4)	(25)	249
Charge-offs	(218)	—	(94)	—	—	—	—	(15)	—	(42)	(369)
Recoveries	19	—	2	29	—	2	—	428	1	29	510

Ending balance	$5,975	71	9,358	6,031	802	149	227	425	4	283	23,325

Ending balance individually evaluated for impairment	$665	—	1,360	950	263	—	—	—	—	—	3,238

Ending balance collectively evaluated for impairment	$5,310	71	7,998	5,081	539	149	227	425	4	283	20,087

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$332,452	17,946	519,203	203,808	27,132	10,780	35,645	28,179	2,193	41,667	1,219,005

Ending balance individually evaluated for impairment	$2,195	—	12,736	4,290	830	606	—	—	—	—	20,657

Ending balance collectively evaluated for impairment	$330,257	17,946	506,467	199,518	26,302	10,174	35.645	28,179	2,193	41,667	1,198,348

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

	(In Thousands)
	Residential		Commercial			Second	Equity Lines			Installment
	1-4 Family	Multifamily	Real Estate	Construction	Farmland	Mortgages	of Credit	Commercial	Agricultural	and Other	Total
December 31, 2013

Allowance for loan losses:

Beginning balance	$5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497
Provision	36	(12)	3,063	(741)	(266)	(70)	(89)	131	(14)	139	2,177
Charge-offs	(877)	—	(1,478)	(1,470)	(781)	(7)	(104)	(149)	(1)	(380)	(5,247)
Recoveries	77	—	28	179	7	10	1	31	7	168	508

Ending balance	$4,935	77	10,918	5,159	618	205	300	395	7	321	22,935

Ending balance individually evaluated for impairment	$1,150	—	2,300	950	57	49	10	—	—	—	4,516

Ending balance collectively evaluated for impairment	$3,785	77	8,618	4,209	561	156	290	395	7	321	18,419

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$332,432	13,920	526,258	194,426	22,771	10,511	34,185	29,444	2,099	44,409	1,210,455

Ending balance individually evaluated for impairment	$4,303	—	17,722	3,806	130	761	174	—	—	—	26,896

Ending balance collectively evaluated for impairment	$328,129	13,920	508,536	190,620	22,641	9,750	34,011	29,444	2,099	44,409	1,183,559

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Impaired Loans

At March 31, 2014, the Company had certain impaired loans of $4,989,000 which were on non-accruing interest status. At December 31, 2013, the Company had certain impaired loans of $4,718,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at March 31, 2014 and December 31, 2013.

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

March 31, 2014

With no related allowance recorded:
Residential 1-4 family	$550	543	—	454	8
Multifamily	—	—	—	—	—
Commercial real estate	7,134	7,086	—	7,184	108
Construction	1,880	1,877	—	1,637	3
Farmland	—	—	—	—	—
Second mortgages	606	606	—	606	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$10,170	10,112	—	9,881	119

With allowance recorded:
Residential 1-4 family	$1,661	1,887	665	2,817	11
Multifamily	—	—	—	—	—
Commercial real estate	5,674	7,353	1,360	8,132	61
Construction	2,413	2,413	950	2,413	—
Farmland	831	830	263	481	2
Second mortgages	—	—	—	78	—
Equity lines of credit	—	—	—	87	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$10,579	12,483	3,238	14,008	74

Total
Residential 1-4 family	$2,211	2,430	665	3,271	19
Multifamily	—	—	—	—	—
Commercial real estate	12,808	14,439	1,360	15,316	169
Construction	4,293	4,290	950	4,050	3
Farmland	831	830	263	481	2
Second mortgages	606	606	—	684	—
Equity lines of credit	—	—	—	87	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$20,749	22,595	3,238	23,889	193

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

December 31, 2013

With no related allowance recorded:
Residential 1-4 family	$357	404	—	2,947	16
Multifamily	—	—	—	—	—
Commercial real estate	7,234	7,199	—	3,750	260
Construction	1,393	1,393	—	2,265	11
Farmland	—	—	—	—	—
Second mortgages	606	606	—	665	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	52	—
Agricultural	—	—	—	—	—

	$9,590	9,602	—	9,679	287

With allowance recorded:
Residential 1-4 family	$3,972	4,186	1,150	5,107	187
Multifamily	—	—	—	—	—
Commercial real estate	10,589	12,226	2,300	11,834	264
Construction	2,413	2,413	950	5,859	—
Farmland	131	131	57	1,818	8
Second mortgages	156	155	49	157	—
Equity lines of credit	174	174	10	175	9
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$17,435	19,285	4,516	24,950	468

Total
Residential 1-4 family	$4,329	4,590	1,150	8,054	203
Multifamily	—	—	—	—	—
Commercial real estate	17,823	19,425	2,300	15,584	524
Construction	3,806	3,806	950	8,124	11
Farmland	131	131	57	1,818	8
Second mortgages	762	761	49	822	—
Equity lines of credit	174	174	10	175	9
Commercial	—	—	—	52	—
Agricultural	—	—	—	—	—

	$27,025	28,887	4,516	34,629	755

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

Troubled Debt Restructuring

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Such concessions may include a reduction of an interest rate to a below market rate, taking into account the credit quality of the borrower, a significant reduction or deferral of payments of principal and/or interest or an extension of the maturity date. All troubled debt restructurings are initially classified as impaired.

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014			December 31, 2013
			Post			Post
			Modification			Modification
		Pre	Outstanding		Pre	Outstanding
		Modification	Recorded		Modification	Recorded
	Number	Outstanding	Investment,	Number	Outstanding	Investment,
	of	Recorded	Net of Related	of	Recorded	Net of Related
	Contracts	Investment	Allowance	Contracts	Investment	Allowance

Residential 1-4 family	1	$139	$139	6	$800	$800
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	2	5,522	3,291
Construction	—	—	—	1	282	282
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	1	24	24
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	2	13	13

Total	1	$139	$139	12	$6,641	$4,410

As of March 31, 2014 and December 31, 2013, the Company did not have any loans previously classified as troubled debt restructurings subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of March 31, 2014, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $721,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $37.2 million at March 31, 2014 compared to $38.0 million at December 31, 2013. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

The following summary presents our loan balances by primary loan classification and the amount classified within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard and doubtful which are defined as follows:

•	Special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.

•	Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Bank considers all doubtful loans to be impaired and places the loan on nonaccrual status.

The following table is a summary of the Bank’s loan portfolio by risk rating:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total

March 31, 2014

Credit Risk Profile by Internally Assigned Rating

Pass	$320,486	17,946	501,313	199,697	25,990	9,595	35,401	27,707	2,190	41,446	1,181,771
Special Mention	8,866	—	5,246	339	62	475	174	355	3	34	15,554
Substandard	3,100	—	12,644	3,772	1,080	710	70	117	—	187	21,680
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$332,452	17,946	519,203	203,808	27,132	10,780	35,645	28,179	2,193	41,667	1,219,005

December 31, 2013

Credit Risk Profile by Internally Assigned Rating

Pass	$319,762	13,920	507,769	190,083	22,324	9,135	33,964	29,298	2,089	44,159	1,172,503
Special Mention	9,460	—	5,308	367	64	665	174	26	3	43	16,110
Substandard	3,210	—	13,181	3,976	383	711	47	120	7	207	21,842
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$332,432	13,920	526,258	194,426	22,771	10,511	34,185	29,444	2,099	44,409	1,210,455

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government-sponsored enterprises (GSEs)* and agency-backed securities	$154,909	$18	$4,203	$150,724
Mortgage-backed:
GSE residential	194,011	729	1,346	193,394
Obligations of states and political subdivisions	13,694	88	328	13,454

	$362,614	$835	$5,877	$357,572

	March 31, 2014
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$8,603	$82	$431	$8,254
Obligations of states and political subdivisions	20,680	425	200	20,905

	$29,283	$507	$631	$29,159

	December 31, 2013
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)* and agency-backed securities	$146,769	$10	$5,961	$140,818
Mortgage-backed:
GSE residential	175,855	808	1,481	175,182
Obligations of states and political subdivisions	13,711	71	409	13,373

	$336,335	$889	$7,851	$329,373

	December 31, 2013
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$8,649	$73	$520	$8,202
Obligations of states and political subdivisions	18,174	424	239	18,359

	$26,823	$497	$759	$26,561

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, Government National Mortgage Association and Small Business Administration.

The amortized cost and estimated market value of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$673	$673	$4,416	$4,436
Due after one year through five years	9,526	9,817	42,199	41,693
Due after five years through ten years	5,704	5,769	222,460	218,564
Due after ten years	13,380	12,900	93,539	92,879

	$29,283	$29,159	$362,614	$357,572

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2014	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:

Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$6,730	$431	5	$—	$—	—	$6,730	$431

Obligations of states and political subdivisions	4,326	169	12	2,070	31	6	6,396	200

	$11,056	$600	17	$2,070	$31	6	$13,126	$631

Available-for-Sale Securities:

US Government-Sponsored enterprises (GSEs) and agency-backed securities*	$105,018	$2,512	37	$32,379	$1,691	11	$137,397	$4,203

Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	116,226	1,319	41	1,795	27	2	118,021	1,346

Obligations of states and political subdivisions	4,110	53	9	4,799	275	14	8,909	328

	$225,354	$3,884	87	$38,973	$1,993	27	$264,327	$5,877

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2013	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:

Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$6,678	$520	5	$—	$—	—	$6,678	$520

Obligations of states and political subdivisions	7,817	231	21	343	8	2	8,160	239

	$14,495	$751	26	$343	$8	2	$14,838	$759

Available-for-Sale Securities:

U.S. Government - Sponsored enterprises (GSEs)	$108,234	$4,358	37	$19,479	$1,603	7	$127,713	$5,961

Mortgage-backed:
Government-sponsored Enterprises (GSEs)* residential	97,805	1,449	32	1,866	32	2	99,671	1,481

Obligations of states and political subdivisions	5,645	95	14	4,766	314	14	10,411	409

	$211,684	$5,902	83	$26,111	$1,949	23	$237,795	$7,851

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2014 and 2013:

	2014	2013
	(Dollars in Thousands
	Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$4,172	$2,978

Denominator – Weighted average number of common shares outstanding	7,522,280	7,445,701

Basic earnings per common share	$.55	$.40

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$4,172	$2,978

Denominator – Weighted average number of common shares outstanding	7,522,280	7,445,701
Dilutive effect of stock options	4,356	4,842

	7,526,636	7,450,543

Diluted earnings per common share	$.55	$.40

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2014, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2014.

As of March 31, 2014, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the state of Tennessee for the years ended December 31, 2011 through 2013 and the IRS for the years ended December 31, 2011 through 2013.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, the Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2014 is as follows:

Commitments to extend credit	$225,404,000
Standby letters of credit	$27,529,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2014 will not have a material impact on the Company’s financial statements.

Note 7. Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Assets

Securities available-for-sale - Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

Impaired loans - A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the valuation hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition.

Other real estate owned - Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to construction and land development, other land secured loans, and commercial real estate loans for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Other assets – Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and annuity contracts. The Company uses financial information received from insurance carriers indicating the performance of the insurance policies and cash surrender values in determining the carrying value of life insurance. The Company reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items. The Company does not consider the fair values of these policies to be materially sensitive to changes in these unobservable inputs.

The following tables present the financial instruments carried at fair value as of March 31, 2014 and December 31, 2013, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

March 31, 2014
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$150,724	—	150,724	—
Mortgage-backed securities	193,394	—	193,394	—
State and municipal securities	13,454	—	13,454	—

Total investment securities available-for-sale	357,572	—	357,572	—
Other assets	16,437	—	—	16,437

Total assets at fair value	$374,009	—	357,572	16,437

December 31, 2013
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$140,818	—	140,818	—
Mortgage-backed securities	175,182	—	175,182	—
State and municipal securities	13,373	—	13,373	—

Total investment securities available-for-sale	329,373	—	329,373	—
Other assets	11,390	—	—	11,390

Total assets at fair value	$340,763	—	329,373	11,390

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

March 31, 2014
Other real estate owned	$11,522	—	—	11,522
Impaired loans, net (¹)	17,419	—	—	17,419

Total	$28,941	—	—	28,941

December 31, 2013
Other real estate owned	$12,869	—	—	12,869
Impaired loans, net (¹)	22,380	—	—	22,380

Total	$35,249	—	—	35,249

(¹)	Amount is net of a valuation allowance of $3.2 million at March 31, 2014 and $4.5 million at December 31, 2013 as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2014 and 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2014		2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities

Fair value, January 1	$11,390	—	6,315	—
Total realized gains included in income	47	—	23	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	5,000	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value, March 31	$16,437	—	6,338	—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$—	—	—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Held-to-maturity securities - Estimated fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

Loans - The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

Mortgage loans held-for-sale - Mortgage loans held-for-sale are carried at the lower of cost or fair value. The estimate of fair value is equal to the carrying value of these loans as they are usually sold within a few weeks of their origination.

Deposits and Securities sold under agreements to repurchase - The carrying amounts of demand deposits, savings deposits and securities sold under agreements to repurchase, approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

Off-Balance Sheet Instruments - The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in Thousands)	Carrying/ Notional Amount	Estimated Fair Value (¹)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)

March 31, 2014
Financial assets:
Securities held-to-maturity	$29,283	29,159	—	29,159	—
Loans, net	1,192,359	1,197,806	—	—	1,197,806
Mortgage loans held-for-sale	6,315	6,315	—	—	6,315

Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,607,831	1,453,877	—	—	1,453,877

Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

December 31, 2013
Financial assets:
Securities held-to-maturity	$26,823	26,561	—	26,561	—
Loans, net	1,184,267	1,185,271	—	—	1,185,271
Mortgage loans held-for-sale	7,022	7,022	—	—	7,022

Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,563,333	1,554,839	—	—	1,554,839

Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(¹)	Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) greater than anticipated deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market area, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, and (xiii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Impairment of Intangible Assets. Long-lived assets, including purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company first has the option to perform a qualitative assessment of goodwill to determine if impairment has occurred. Based upon the qualitative assessment, if the fair value of goodwill exceeds the carrying value, the evaluation of goodwill is complete. If the qualitative assessment indicates that impairment is present, the goodwill impairment analysis continues with a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Results of Operations

Net earnings increased 40.09% to $4,172,000 for the three months ended March 31, 2014 from $2,978,000 in the first three months of 2013. The increase in net earnings for the period ended March 31, 2014, compared to the same period in 2013, was related primarily to an increase in net interest income and a decrease in noninterest expense, offset in part by a decrease in noninterest income. Net yield on earning assets was 3.68% for the three months ended March 31, 2014 and 3.72% for the same period in 2013, and the net interest spread was 3.58% for the three months ended March 31, 2014 and 3.60% for the three months ended March 31, 2013. The reduction in yields on loans contributed to the decline in net yield on earning assets and net interest spread in first quarter of 2014 as compared to the comparable period in 2013.

The average balances, interest, and average rates for the three-month periods ended March 31, 2014 and March 31, 2013 are presented in the following table:

	March 31, 2014			March 31, 2013
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense

Loans, net of unearned interest	$1,212,398	5.29%	16,043	$1,175,741	5.60%	16,464

Investment securities - taxable	340,656	1.88	1,600	307,030	1.38	1,059

Investment securities - tax exempt	29,497	2.22	164	26,004	2.25	146

Taxable equivalent adjustment	—	1.15	84	—	1.16	75

Total tax-exempt investment securities	29,497	3.37	248	26,004	3.41	221

Total investment securities	370,153	2.00	1,848	333,034	1.54	1,280

Loans held for sale	4,761	4.28	51	9,685	2.93	71

Federal funds sold	97,008	.19	46	94,861	.19	44

Restricted equity securities	3,012	3.98	30	3,012	4.78	36

Total earning assets	1,687,332	4.27%	18,018	1,616,333	4.43%	17,895

Cash and due from banks	10,704			10,092

Allowance for loan losses	(23,141)			(26,791)

Bank premises and equipment	38,498			35,882

Other assets	49,800			44,822

Total assets	$1,763,193			$1,680,338

	March 31, 2014			March 31, 2013
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense

Deposits:
Negotiable order of withdrawal accounts	$335,583	.47%	391	$305,866	.52%	396
Money market demand accounts	420,310	.44	464	353,819	.51	448
Individual retirement accounts	94,997	1.15	273	98,422	1.37	336
Other savings deposits	96,011	.57	136	96,281	.61	146
Certificates of deposit $100,000 and over	252,870	1.06	670	256,558	1.23	789
Certificates of deposit under $100,000	237,628	.95	565	258,929	1.12	725

Total interest-bearing deposits	1,437,399	.70	2,499	1,369,875	.83	2,840

Securities sold under repurchase agreements	7,751	.46	9	9,654	.54	13
Federal funds purchased	—	—	—	(9)	—	—
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,445,150	.69	2,508	1,379,520	.83	2,853

Demand deposits	130,563			124,013

Other liabilities	9,212			7,620

Stockholders’ equity	178,268			169,185

Total liabilities and stockholders’ equity	$1,763,193			$1,680,338

Net interest income, on a tax equivalent basis			$15,510			$15,042

Net yield on earning assets (1)		3.68%			3.72%

Net interest spread (2)		3.58%			3.60%

(1)	Net interest income divided by average interest-earning assets.
(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting a reduction in loan yields that outpaced loan growth and an increase in the yields on taxable securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $114,000, or 0.64%, during the three months ended March 31, 2014 as compared to the same period in 2013. The ratio of average earning assets to total average assets was 95.7% and 96.2% for the three months ended March 31, 2014 and March 31, 2013, respectively.

Interest expense decreased $345,000, or 12.09%, for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease for the quarter ended March 31, 2014 as compared to the prior year’s comparable period was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts. The increase in interest income and decrease in interest expense resulted in an increase in net interest income, before the provision for loan losses, of $459,000 to $15,426,000 for the first three months of 2014 as compared to $14,967,000 the same period in 2013.

Provision for Loan Losses

The allowance for loan losses totaled $23,325,000 as of March 31, 2014 compared to $22,935,000 as of December 31, 2013 and $25,845,000 as of March 31, 2013. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans recovered for the first quarter of 2014 totaled approximately $142,000 compared to approximately $321,000 and $980,000 of net chargeoffs for the first quarters of 2013 and 2012, respectively. Overall, net charge offs were down for the quarter ended March 31, 2014 due to an overall improvement in the Bank’s loan portfolio. Although the Bank has experienced modest loan growth of .70% and an overall stabilization in the loan portfolio, in accordance with the Bank’s quarterly allowance calculation management continues to fund the allowance for loan losses through general provisions. Reflecting the improving asset quality trends experienced by the Bank in the first quarter of 2014, the provision for loan losses during the quarter ended March 31, 2014 was $249,000, down $420,000 from the $669,000 incurred in the first quarter of 2013.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $23,325,000, an increase of 1.70% from $22,935,000 at December 31, 2013 and a decrease of $2,520,000, or 9.75%, from March 31, 2013. The allowance for loan losses was 1.92%, 1.90%, and 2.17% of total loans at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

Management believes the allowance for loan losses at March 31, 2014 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the three months ended March 31, 2014 decreased 5.03% to $3,364,000 from $3,542,000 for the same period in 2013. The Company’s non-interest income in the first three months of 2014 decreased from the first three months of 2013 in part due to a decrease in service charges on deposit accounts as well as a decrease in gain on the sale of loans, partially offset by an increase in other fees and commissions. Gain on sale of loans decreased $321,000, or 39.05%, to $501,000 during the three months ended March 31, 2014 compared to the same period in 2013, relating primarily to the increase in mortgage rates during the second half of 2013, which slowed consumer demand for refinancing current mortgages. Service charges on deposit accounts decreased $24,000, or 2.55%, to $916,000 during the three months ended March 31, 2014 compared to the same period in 2013 as a result of customers slowing their spending due to the weakened economy and the impact beginning in 2011 of changes to federal regulations related to service charges on ATM and point of sale debit card transactions. Other fees and commissions increased $167,000, or 9.38%, to $1,947,000 during the three months ended March 31, 2014 compared to the same period in 2013, relating primarily to an increase in brokerage income between the two time periods. Other fees and commissions include income on brokerage accounts, insurance policies sold, and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses decreased $1,361,000, or 10.49%, to $11,617,000 during the first three months of 2014 compared to the same period in 2013. The decrease in non-interest expenses for the three months ended March 31, 2014 when compared to the comparable period in 2013 is primarily attributable to a decrease in litigation expense. Loss on the sale of other real estate decreased $88,000, or 35.48%, for the three months ended March 31, 2014 as compared to the same period in 2013 due to a lower volume of foreclosures as well as improved economic conditions and an improved housing market.

Income Taxes

The Company’s income tax expense was $2,752,000 for the three months ended March 31, 2014, an increase of $868,000 over the comparable period in 2013. The percentage of income tax expense to net income before taxes was 39.75% and 38.75% for the three months ended March 31, 2014 and March 31, 2013, respectively.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 3.03% to $1,802,037,000 during the three months ended March 31, 2014 from $1,748,971,000 at December 31, 2013. Loans, net of allowance for loan losses, totaled $1,192,359,000 at March 31, 2014, a 0.68% increase compared to $1,184,267,000 at December 31, 2013. Reflecting a deposit growth that outpaced the loan growth, securities increased $30,659,000, or 8.61%, to $386,855,000 at March 31, 2014 from $356,196,000 at December 31, 2013. Federal funds sold increased to $50,110,000 at March 31, 2014 from $38,190,000 at December 31, 2013.

Total liabilities increased by 3.08% to $1,619,652,000 at March 31, 2014 compared to $1,571,300,000 at December 31, 2013. The increase in total liabilities since December 31, 2013 was composed of a $46,959,000, or 3.02%, increase in total deposits and a $3,854,000, or 48.37%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities is attributable to an increase in employee bonus payable as well as an increase in federal and state taxes payable.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2014 and December 31, 2013.

Loans on Nonaccrual Status

	In Thousands
	2014	2013
Residential 1-4 family	$498	726
Multifamily	—	—
Commercial real estate	—	21
Construction	3,321	3,524
Farmland	700	700
Second mortgages	606	606
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—

Total	$5,125	$5,577

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2014

Residential 1-4 family	$5,326	833	1,332	7,491	324,961	332,452	$834

Multifamily	—	—	—	—	17,946	17,946	—

Commercial real estate	430	—	360	790	518,413	519,203	360

Construction	2,238	30	3,325	5,593	198,215	203,808	4

Farmland	97	—	700	797	26,335	27,132	—

Second Mortgages	109	—	606	715	10,065	10,780	—

Equity Lines of Credit	212	—	24	236	35,409	35,645	24

Commercial	49	—	480	529	27,650	28,179	480

Agricultural, installment and other	538	140	18	696	43,164	43,860	18

Total	$8,999	1,003	6,845	16,847	1,202,158	1,219,005	$1,720

December 31, 2013

Residential 1-4 family	$5,034	221	1,582	6,837	325,595	332,432	$856

Multifamily	—	—	—	—	13,920	13,920	—

Commercial real estate	287	19	710	1,016	525,242	526,258	689

Construction	948	20	3,795	4,763	189,663	194,426	271

Farmland	8	—	700	708	22,063	22,771	—

Second Mortgages	78	—	611	689	9,822	10,511	5

Equity Lines of Credit	48	27	—	75	34,110	34,185	—

Commercial	122	—	285	407	29,037	29,444	285

Agricultural, installment and other	484	115	27	626	45,882	46,508	27

Total	$7,009	402	7,710	15,121	1,195,334	1,210,455	$2,133

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2014 totaled $6,845,000, a decrease from $7,710,000 at December 31, 2013. The decrease in non-performing loans during the three months ended March 31, 2014 of $865,000 is due primarily to a decrease in non-performing construction real estate mortgage loans of $470,000 and a decrease in non-performing residential 1-4 family real estate loans of $250,000. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The reduction in impaired loans at March 31, 2014 when compared to December 31, 2013 was primarily due to multiple loan relationships becoming current. The Company’s market areas have seen an increase in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net recoveries for the three months ended March 31, 2014 were $142,000 as compared to $321,000 in net charge-offs for the three months ended March 31, 2013. The Bank has continued to experience a decrease in past dues and nonaccruals and is experiencing fewer foreclosures which has resulted in fewer charge offs.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $38,004,000. The internally classified loans have decreased $718,000, or 1.89%, from $37,952,000 at December 31, 2013 to $37,234,000. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at March 31, 2014 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $18,648,000 and $19,057,000 at March 31, 2014 and December 31, 2013, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within the real estate related loans have continued to experience some stress during the current weak economic environment; however, the Bank has recently experienced an increase in demand for real estate loans. An extension of the challenging economic environment experienced since 2008 will likely cause the Company’s commercial real estate mortgage and land development loans to continue to underperform and may result in increased levels of internally graded loans which, if they continue to deteriorate, may negatively impact the Company’s results of operations. Management does not anticipate losses on residential real estate construction and development loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At March 31, 2014, the Company’s liquid assets totaled $317 million. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At March 31, 2014, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $5.1 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2014, loans totaling approximately $264 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $158 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At March 31, 2014, we had unfunded loan commitments outstanding of $225 million and outstanding standby letters of credit of $28 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2014, total stockholders’ equity was $182,385,000, or 10.12% of total assets, which compares with $177,671,000, or 10.16% of total assets, at December 31, 2013. The dollar increase in stockholders’ equity during the three months ended March 31, 2014 results from the Company’s net income of $4,172,000, proceeds from the issuance of common stock related to exercise of stock options of $81,000, the net effect of a $1,920,000 unrealized gain on investment securities net of applicable income taxes of $735,000, cash dividends declared of $2,250,000 of which $1,607,000 was reinvested under the Company’s dividend reinvestment plan, the $94,000 repurchase of common stock and $13,000 related to stock option compensation.

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

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to the Company and the Bank on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of these more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company and the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends or buying back shares.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2014 and December 31, 2013, the Company and the Bank are considered to be “well-capitalized” under current regulatory definitions. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2014 and December 31, 2013, are also presented in the tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

March 31, 2014:
Total capital to risk weighted assets:
Consolidated	$197,476	14.8%	$106,888	8.0%	$133,610	10.0%
Wilson Bank	195,369	14.6	106,905	8.0	133,631	10.0

Tier 1 capital to risk weighted assets:
Consolidated	180,690	13.5	53,459	4.0	80,188	6.0

Wilson Bank	178,583	13.4	53,428	4.0	80,142	6.0

Tier 1 capital to average assets:

Consolidated	180,690	10.3	70,103	4.0	87,629	5.0
Wilson Bank	178,583	10.2	70,101	4.0	87,627	5.0

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

December 31, 2013:
Total capital to risk weighted assets:
Consolidated	$193,746	14.7%	$105,656	8.0%	$132,070	10.0%
Wilson Bank	190,911	14.5	105,622	8.0	132,027	10.0

Tier 1 capital to risk weighted assets:
Consolidated	177,161	13.4	52,805	4.0	79,208	6.0
Wilson Bank	174,326	13.2	52,826	4.0	79,239	6.0

Tier 1 capital to average assets:
Consolidated	177,161	10.3	69,001	4.0	N/A	N/A
Wilson Bank	174,326	10.1	69,040	4.0	86,300	5.0

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes in reported market risks during the three months ended March 31, 2014.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable

Item 1A.	RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not applicable.

(c)	The table below sets forth the number of shares repurchased by the registrant during the first quarter of 2014 and the average prices at which these shares were repurchased.

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1 - January 31, 2014	1,545	$45.75	—	—
February 1 – February 28, 2014	508	$45.75	—	—
March 1 – March 31, 2014	—	—	—	—

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None

(b)	Not applicable

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE:	May 8, 2014	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE:	May 8, 2014	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer