Form 10-Q
period 2014-06-30
WILSON BANK HOLDING CO
filed 2014-08-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-20402

WILSON BANK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Tennessee	62-1497076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

623 West Main Street, Lebanon, TN	37087
(Address of principal executive offices)	(Zip Code).

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

Common stock outstanding: 7,570,330 shares at August 8, 2014

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-101 INTERACTIVE DATA FILE

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Unaudited)

	June 30,	December 31,
	2014	2013
	(Dollars in Thousands Except Per Share Amounts)
Assets
Loans	$1,250,583	$1,207,202
Less: Allowance for loan losses	(23,276)	(22,935)

Net loans	1,227,307	1,184,267

Securities:
Held to maturity, at cost (market value $29,286 and $26,561, respectively)	29,247	26,823
Available-for-sale, at market (amortized cost $353,067 and $336,335, respectively)	350,354	329,373

Total securities	379,601	356,196

Loans held for sale	6,760	7,022
Restricted equity securities	3,012	3,012
Federal funds sold	28,900	38,190

Total earning assets	1,645,580	1,588,687
Cash and due from banks	66,753	73,314
Bank premises and equipment, net	39,656	38,176
Accrued interest receivable	5,193	5,063
Deferred income tax asset	10,480	11,437
Other real estate	9,912	12,869
Bank owned life insurance	16,575	11,390
Other assets	3,923	3,230
Goodwill	4,805	4,805

Total assets	$1,802,877	$1,748,971

Liabilities and Stockholders’ Equity
Deposits	$1,597,711	$1,554,255
Securities sold under repurchase agreements	5,057	9,078
Accrued interest and other liabilities	11,084	7,967

Total liabilities	1,613,852	1,571,300

Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued
7,535,464 and 7,498,588 shares, respectively	15,071	14,997
Additional paid-in capital	56,100	54,519
Retained earnings	119,528	112,451
Net unrealized gains on available-for-sale securities, net of income taxes of $1,039 and $2,666 respectively	(1,674)	(4,296)

Total stockholders’ equity	189,025	177,671

Total liabilities and stockholders’ equity	$1,802,877	$1,748,971

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$16,344	$16,482	$32,387	$32,946
Interest and dividends on securities:
Taxable securities	1,640	975	3,240	2,034
Exempt from Federal income taxes	168	153	332	299
Interest on loans held for sale	62	52	113	123
Interest on Federal funds sold	41	55	87	99
Interest and dividends on restricted securities	31	32	61	68

Total interest income	18,286	17,749	36,220	35,569

Interest expense:
Interest on negotiable order of withdrawal accounts	400	397	791	793
Interest on money market and savings accounts	568	610	1,168	1,204
Interest on certificates of deposit	1,464	1,729	2,972	3,579
Interest on securities sold under repurchase agreements	5	12	14	25

Total interest expense	2,437	2,748	4,945	5,601

Net interest income before provision for loan losses	15,849	15,001	31,275	29,968
Provision for loan losses	28	755	277	1,424

Net interest income after provision for loan losses	15,821	14,246	30,998	28,544

Non-interest income:
Service charges on deposit accounts	1,049	1,021	1,965	1,961
Other fees and commissions	2,432	1,969	4,379	3,749
Gain on sale of loans	629	988	1,130	1,810
Gain on the sale of fixed assets	7	—	7	—
Gain on sale of other assets	1	6	—	6
Gain on sale of other real estate	4	—	—	—
Gain on sale of securities	288	78	288	78

Total non-interest income	4,410	4,062	7,769	7,604
Non-interest expense:
Salaries and employee benefits	6,829	6,430	13,536	12,481
Occupancy expenses, net	696	663	1,392	1,281
Furniture and equipment expense	433	332	839	639
Data processing expense	561	488	1,139	896
Directors’ fees	164	162	346	364
Other operating expenses	3,001	2,800	5,861	5,411
Litigation expense	44	277	68	2,808
Loss on sale of other assets	—	4	3	6
Loss on sale of other real estate	—	468	156	716

Total non-interest expense	11,728	11,624	23,340	24,602

Earnings before income taxes	8,503	6,684	15,427	11,546
Income taxes	3,349	2,437	6,101	4,321

Net earnings	$5,154	$4,247	$9,326	$7,225

Weighted average number of shares outstanding-basic	7,534,761	7,459,554	7,528,555	7,452,666

Weighted average number of shares outstanding-diluted	7,539,232	7,464,306	7,533,041	7,457,466

Basic earnings per common share	$.68	$.57	$1.24	$.97

Diluted earnings per common share	$.68	$.57	$1.24	$.97

Dividends per share	$—	$—	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
Net earnings	$5,154	$4,247	$9,326	$7,225

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $1,002, $2,341, $1,737 and $3,047, respectively	1,615	(3,776)	2,800	(4,912)
Reclassification adjustment for net gains included in net earnings, net of taxes of $110, $30, $110, and $30, respectively	(178)	(48)	(178)	(48)

Other comprehensive earnings	1,437	(3,824)	2,622	(4,960)

Comprehensive earnings	$6,591	$423	$11,948	$2,265

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2014	2013
	(In Thousands)
Cash flows from operating activities:
Interest received	$37,141	$37,390
Fees and commissions received	6,344	5,710
Proceeds from sale of loans held for sale	42,837	116,742
Origination of loans held for sale	(41,445)	(107,753)
Interest paid	(5,262)	(6,270)
Cash paid to suppliers and employees	(19,761)	(15,423)
Income taxes paid	(6,571)	(4,985)

Net cash provided by operating activities	13,283	25,411

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,062	1,952
Proceeds from maturities, calls, and principal payments of available-for-sale securities	40,693	50,349
Proceeds from the sale of available-for-sale securities	39,323	6,867
Purchase of held-to-maturity securities	(3,609)	(10,744)
Purchase of available-for-sale securities	(97,388)	(32,416)
Loans made to customers, net of repayments	(42,691)	(66,909)
Purchase of Bank owned life insurance	(5,000)	—
Purchase of premises and equipment	(2,525)	(882)
Proceeds from sale of premises and equipment	7	—
Proceeds from sale of other real estate	2,175	1,816
Proceeds from sale of other assets	1	31

Net cash used in investing activities	(67,952)	(49,936)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	62,121	38,826
Net decrease in time deposits	(18,665)	(21,659)
Net decrease in securities sold under repurchase agreements	(4,021)	(336)
Dividends paid	(2,250)	(2,226)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,606	1,620
Repurchase of common stock	(94)	—
Proceeds from exercise of stock options	121	107

Net cash provided by financing activities	38,818	16,332

Net decrease in cash and cash equivalents	(15,851)	(8,193)
Cash and cash equivalents at beginning of period	111,504	106,664

Cash and cash equivalents at end of period	$95,653	$98,471

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2014 and 2013

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2014	2013
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$9,326	$7,225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,096	2,681
Provision for loan losses	277	1,424
Loss on sale and writedown of other real estate	156	716
Security gains	(288)	(78)
Stock option compensation	23	16
Increase (decrease) in taxes payable	200	(637)
Loss on the sale of other assets	3	—
Gain on the sale of fixed assets	(7)	—
Decrease in loans held for sale	262	7,179
Increase in deferred tax assets	(670)	(27)
Decrease (increase) in other assets, net	(882)	1,549
Increase in interest receivable	(130)	(51)
Increase in other liabilities	3,234	6,083
Decrease in interest payable	(317)	(669)

Total adjustments	$3,957	$18,186

Net cash provided by operating activities	$13,283	$25,411

Supplemental schedule of non-cash activities:
Unrealized loss in values of securities available-for-sale, net of taxes of $1,737 and $3,077 for the six months ended June 30, 2014 and 2013, respectively	$2,800	$(4,960)

Non-cash transfers from loans to other real estate	$423	$1,767

Non-cash transfers from other real estate to loans	$1,049	$836

Non-cash transfers from loans to other assets	$—	$20

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business – Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, and Smith Counties, Tennessee.

Basis of Presentation – The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2013 Annual Report previously filed on Form 10-K.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with Wilson Bank Holding Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to Wilson Bank Holding Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Loans – Loans are reported at their outstanding principal balances less unearned income, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2013 and at June 30, 2014, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type greater than $100,000.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, loss experience of various loan segments, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.

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

Recently Adopted Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, to reduce the diversity in reporting when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted this ASU in the first quarter of 2014 using the prospective method and had no loans that met the above stated criteria as of June 30, 2014.

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

The following schedule details the loans of the Company at June 30, 2014 and December 31, 2013:

	(In Thousands)
	June 30, 2014	December 31, 2013
Mortgage loans on real estate
Residential 1-4 family	$335,333	$332,432
Multifamily	18,362	13,920
Commercial	532,672	526,258
Construction and land development	216,401	194,426
Farmland	29,581	22,771
Second mortgages	10,433	10,511
Equity lines of credit	37,100	34,185

Total mortgage loans on real estate	1,179,882	1,134,503

Commercial loans	28,512	29,444

Agricultural loans	2,060	2,099

Consumer installment loans
Personal	36,866	37,789
Credit cards	3,042	3,329

Total consumer installment loans	39,908	41,118

Other loans	4,078	3,291

	1,254,440	1,210,455

Net deferred loan fees	(3,857)	(3,253)

Total loans	1,250,583	1,207,202

Less: Allowance for loan losses	(23,276)	(22,935)

Net Loans	$1,227,307	$1,184,267

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

Transactions in the allowance for loan losses for the six months ended June 30, 2014 and year ended December 31, 2013 are summarized as follows:

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
	(in thousands)
June 30, 2014
Allowance for loan losses:
Beginning balance	$4,935	77	10,918	5,159	618	205	300	395	7	321	22,935
Provision	1,395	(4)	(1,977)	1,241	345	(83)	(64)	(549)	(5)	(22)	277
Charge-offs	(266)	—	(128)	—	—	—	—	(37)	—	(86)	(517)
Recoveries	36	—	4	34	1	4	1	435	2	64	581

Ending balance	$6,100	73	8,817	6,434	964	126	237	244	4	277	23,276

Ending balance individually evaluated for impairment	$665	—	1,270	950	263	—	—	—	—	—	3,148

Ending balance collectively evaluated for impairment	$5,435	73	7,547	5,484	701	126	237	244	4	277	20,128

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:

Ending balance	$335,333	18,362	532,672	216,401	29,581	10,433	37,100	28,512	2,060	43,986	1,254,440

Ending balance individually evaluated for impairment	$2,426	—	13,704	3,238	829	—	—	—	—	—	20,197

Ending balance collectively evaluated for impairment	$332,907	18,362	518,968	213,163	28,752	10,433	37,100	28,512	2,060	43,986	1,234,243

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
December 31, 2013
Allowance for loan losses:
Beginning balance	$5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497
Provision	36	(12)	3,063	(741)	(266)	(70)	(89)	131	(14)	139	2,177
Charge-offs	(877)	—	(1,478)	(1,470)	(781)	(7)	(104)	(149)	(1)	(380)	(5,247)
Recoveries	77	—	28	179	7	10	1	31	7	168	508
Ending balance	$4,935	77	10,918	5,159	618	205	300	395	7	321	22,935

Ending balance individually evaluated for impairment	$1,150	—	2,300	950	57	49	10	—	—	—	4,516

Ending balance collectively evaluated for impairment	$3,785	77	8,618	4,209	561	156	290	395	7	321	18,419

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$332,432	13,920	526,258	194,426	22,771	10,511	34,185	29,444	2,099	44,409	1,210,455

Ending balance individually evaluated for impairment	$4,303	—	17,722	3,806	130	761	174	—	—	—	26,896

Ending balance collectively evaluated for impairment	$328,129	13,920	508,536	190,620	22,641	9,750	34,011	29,444	2,099	44,409	1,183,559

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Impaired Loans

At June 30, 2014, the Company had certain impaired loans of $3,380,000 which were on non-accruing interest status. At December 31, 2013, the Company had certain impaired loans of $4,718,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2014 and December 31, 2013 and the average recorded investment and interest income recognized for the six months ended June 30, 2014 and year ended December 31, 2013.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no related allowance recorded:
Residential 1-4 family	$1,018	1,008	—	784	30
Multifamily	—	—	—	—	—
Commercial real estate	8,533	8,511	—	7,834	48
Construction	812	866	—	1,346	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	303	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$10,363	10,385	—	10,267	78

With allowance recorded:
Residential 1-4 family	$1,434	1,653	665	1,548	26
Multifamily	—	—	—	—	—
Commercial real estate	5,205	6,897	1,270	5,440	115
Construction	2,418	2,427	950	2,416	9
Farmland	830	829	263	831	4
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$9,887	11,806	3,148	10,235	154

Total
Residential 1-4 family	$2,452	2,661	665	2,332	56
Multifamily	—	—	—	—	—
Commercial real estate	13,738	15,408	1,270	13,274	163
Construction	3,230	3,293	950	3,762	9
Farmland	830	829	263	831	4
Second mortgages	—	—	—	303	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$20,250	22,191	3,148	20,502	232

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance recorded:
Residential 1-4 family	$357	404	—	2,947	16
Multifamily	—	—	—	—	—
Commercial real estate	7,234	7,199	—	3,750	260
Construction	1,393	1,393	—	2,265	11
Farmland	—	—	—	—	—
Second mortgages	606	606	—	665	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	52	—
Agricultural	—	—	—	—	—

	$9,590	9,602	—	9,679	287

With allowance recorded:
Residential 1-4 family	$3,972	4,186	1,150	5,107	187
Multifamily	—	—	—	—	—
Commercial real estate	10,589	12,226	2,300	11,834	264
Construction	2,413	2,413	950	5,859	—
Farmland	131	131	57	1,818	8
Second mortgages	156	155	49	157	—
Equity lines of credit	174	174	10	175	9
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$17,435	19,285	4,516	24,950	468

Total
Residential 1-4 family	$4,329	4,590	1,150	8,054	203
Multifamily	—	—	—	—	—
Commercial real estate	17,823	19,425	2,300	15,584	524
Construction	3,806	3,806	950	8,124	11
Farmland	131	131	57	1,818	8
Second mortgages	762	761	49	822	—
Equity lines of credit	174	174	10	175	9
Commercial	—	—	—	52	—
Agricultural	—	—	—	—	—

	$27,025	28,887	4,516	34,629	755

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

Troubled Debt Restructuring

The Bank’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

The following table summarizes the carrying balances of TDR’s at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Performing TDRs	$6,590	$6,487
Nonperforming TDRs	1,214	758

Total TDRS	$7,804	$7,245

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014			December 31, 2013
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	4	$733	$726	6	$800	$800
Multifamily	—	—	—	—	—	—
Commercial real estate	1	23	23	2	5,522	3,291
Construction	—	—	—	1	282	282
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	1	24	24
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	2	24	24	2	13	13

Total	7	$780	$773	12	$6,641	$4,410

As of June 30, 2014 and December 31, 2013, the Company did not have any loans previously classified as troubled debt restructurings subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of June 30, 2014, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $476,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $35.9 million at June 30, 2014 compared to $38.0 million at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
June 30, 2014
Credit Risk Profile by Internally Assigned Rating
Pass	$323,657	18,362	513,916	213,292	28,431	9,763	36,854	28,394	2,057	43,798	1,218,524
Special Mention	8,867	—	5,148	390	60	468	175	22	3	26	15,159
Substandard	2,809	—	13,608	2,719	1,090	202	71	96	—	162	20,757
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$335,333	18,362	532,672	216,401	29,581	10,433	37,100	28,512	2,060	43,986	1,254,440

December 31, 2013
Credit Risk Profile by Internally Assigned Rating
Pass	$319,762	13,920	507,769	190,083	22,324	9,135	33,964	29,298	2,089	44,159	1,172,503
Special Mention	9,460	—	5,308	367	64	665	174	26	3	43	16,110
Substandard	3,210	—	13,181	3,976	383	711	47	120	7	207	21,842
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$332,432	13,920	526,258	194,426	22,771	10,511	34,185	29,444	2,099	44,409	1,210,455

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)* and agency-backed securities	$178,836	$168	$2,789	$176,215
Mortgage-backed:
GSE residential	159,871	863	795	159,939
Obligations of states and political subdivisions	14,360	73	233	14,200

	$353,067	$1,104	$3,817	$350,354

	June 30, 2014
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$8,221	$79	$290	$8,010
Obligations of states and political subdivisions	21,026	384	134	21,276

	$29,247	$463	$424	$29,286

	December 31, 2013
	Securities Available-For-Sale
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)* and agency-backed securities	$146,769	$10	$5,961	$140,818
Mortgage-backed:
GSE residential	175,855	808	1,481	175,182
Obligations of states and political subdivisions	13,711	71	409	13,373

	$336,335	$889	$7,851	$329,373

	December 31, 2013
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$8,649	$73	$520	$8,202
Obligations of states and political subdivisions	18,174	424	239	18,359

	$26,823	$497	$759	$26,561

*

Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks, Government National Mortgage Association and Small Business Administration.

The amortized cost and estimated market value of debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$1,677	$1,705	$4,391	$4,405
Due after one year through five years	11,085	11,326	57,729	57,210
Due after five years through ten years	3,936	3,955	182,835	180,948
Due after ten years	12,549	12,300	108,112	107,791

	$29,247	$29,286	$353,067	$350,354

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
June 30, 2014	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$1,025	$3	1	$5,808	$287	6	$6,833	$290
Obligations of states and political subdivisions	5,138	23	14	4,305	111	11	9,443	134

	$6,163	$26	15	$10,113	$398	17	$16,276	$424

Available-for-Sale Securities:
US Government-Sponsored enterprises (GSEs) and agency- backed securities*	$52,078	$535	22	$90,178	$2,254	29	$142,256	$2,789
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	65,144	402	25	23,673	393	13	88,817	795
Obligations of states and political subdivisions	3,140	14	5	6,302	219	18	9,442	233

	$120,362	$951	52	120,153	$2,866	60	$240,515	$3,817

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2013	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$6,678	$520	5	$—	$—	—	$6,678	$520
Obligations of states and political subdivisions	7,817	231	21	343	8	2	8,160	239

	$14,495	$751	26	$343	$8	2	$14,838	$759

Available-for-Sale Securities:
U.S. Government – Sponsored enterprises (GSEs)	$108,234	$4,358	37	$19,479	$1,603	7	$127,713	$5,961
Mortgage-backed:
Government-sponsored Enterprises (GSEs)* residential	97,805	1,449	32	1,866	32	2	99,671	1,481
Obligations of states and political subdivisions	5,645	95	14	4,766	314	14	10,411	409

	$211,684	$5,902	83	$26,111	$1,949	23	$237,795	$7,851

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$5,154	$4,247	$9,326	$7,225

Denominator – Weighted average number of common shares outstanding	7,534,761	7,459,554	7,528,555	7,452,666

Basic earnings per common share	$.68	$.57	$1.24	$.97

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$5,154	$4,247	$9,326	$7,225

Denominator – Weighted average number of common shares outstanding	7,534,761	7,459,554	7,528,555	7,452,666
Dilutive effect of stock options	4,471	4,752	4,486	4,800

	7,539,232	7,464,306	7,533,041	7,457,466

Diluted earnings per common share	$.68	$.57	$1.24	$.97

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2014, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2014.

As of June 30, 2014, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2014 is as follows:

Commitments to extend credit	$274,140,000
Standby letters of credit	$33,031,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2014 will not have a material impact on the Company’s financial statements.

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

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1– inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Assets

Securities available-for-sale – Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

Impaired loans – A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the valuation hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition.

Other real estate owned – Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to construction and land development, other land secured loans, and commercial real estate loans for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present the financial instruments carried at fair value as of June 30, 2014 and December 31, 2013, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2014
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$176,215	—	176,215	—
Mortgage-backed securities	159,939	—	159,939	—
State and municipal securities	14,200	—	14,200	—

Total investment securities available-for-sale	350,354	—	350,354	—
Other assets	16,576	—	—	16,576

Total assets at fair value	$366,930	—	350,354	16,576

December 31, 2013
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$140,818	—	140,818	—
Mortgage-backed securities	175,182	—	175,182	—
State and municipal securities	13,373	—	13,373	—

Total investment securities available-for-sale	329,373	—	329,373	—
Other assets	11,390	—	—	11,390

Total assets at fair value	$340,763	—	329,373	11,390

	Assets and Liabilities Measured at Fair Value on a Non- Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2014
Other real estate owned	$9,912	—	—	9,912
Impaired loans, net (¹)	17,049	—	—	17,049

Total	$26,961	—	—	26,961

December 31, 2013
Other real estate owned	$12,869	—	—	12,869
Impaired loans, net (¹)	22,380	—	—	22,380

Total	$35,249	—	—	35,249

(¹)	Amount is net of a valuation allowance of $3.1 million at June 30, 2014 and $4.5 million at December 31, 2013 as required by ASC 310, “Receivables.”

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2014 and 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2014		2013
	Other	Other	Other	Other
	Assets	Liabilities	Assets	Liabilities
Fair value, January 1	$11,390	—	6,315	—
Total realized gains included in income	186	—	11	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	5,000	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value, June 30	$16,576	—	6,326	—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$—	—	—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Held-to-maturity securities – Estimated fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics.

Loans – The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk.

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

Mortgage loans held-for-sale – Mortgage loans held-for-sale are carried at the lower of cost or fair value. The estimate of fair value is equal to the carrying value of these loans as they are usually sold within a few weeks of their origination.

Deposits and Securities sold under agreements to repurchase – The carrying amounts of demand deposits, savings deposits and securities sold under agreements to repurchase, approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

Off-Balance Sheet Instruments – The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in Thousands)	Carrying/ Notional Amount	Estimated Fair Value (¹)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2014
Financial assets:
Securities held-to-maturity	$29,247	29,286	—	29,286	—
Loans, net	1,227,307	1,242,781	—	—	1,242,781
Mortgage loans held-for-sale	6,760	6,760	—	—	6,760
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,602,768	1,464,191	—	—	1,464,191
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2013
Financial assets:
Securities held-to-maturity	$26,823	26,561	—	26,561	—
Loans, net	1,184,267	1,185,271	—	—	1,185,271
Mortgage loans held-for-sale	7,022	7,022	—	—	7,022
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,563,333	1,554,839	—	—	1,554,839
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(¹)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market areas, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, (xiii) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches, (xiv) the possibility of additional increases to compliance costs as a result of increased regulatory oversight and (xv) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

Results of Operations

Net earnings increased 29.08% to $9,326,000 for the six months ended June 30, 2014 from $7,225,000 in the first six months of 2013. Net earnings were $5,154,000 for the quarter ended June 30, 2014, an increase of $907,000, or 21.36%, from $4,247,000 for the three months ended June 30, 2013 and an increase of $982,000, or 23.54%, over the quarter ended March 31, 2014. The increase in net earnings during the six months ended June 30, 2014 as compared to the prior year period was primarily due to an increase in net interest income, a decrease in noninterest expense, and a slight increase in noninterest income. Net yield on earning assets for the six months ended June 30, 2014 was 3.70% compared to 3.71% for the first six months of 2013, and the net interest spread was 3.60% and 3.59%, respectively, for the six months ended June 30, 2014 and the six months ended June 30, 2013. The reduction in yields on loans contributed to the decline in net yield on earning assets in first six months of 2014 as compared to the comparable period in 2013.

The average balances, interest, and average rates for the six-month periods ended June 30, 2014 and June 30, 2013 are presented in the following table:

	June 30, 2014			June 30, 2013
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest	$1,224,400	5.29%	32,387	$1,193,874	5.52%	32,946
Investment securities – taxable	345,065	1.88	3,240	298,033	1.36	2,034
Investment securities – tax exempt	31,461	2.11	332	27,355	2.19	299
Taxable equivalent adjustment	—	1.09	171	—	1.67	154

Total tax-exempt investment securities	31,461	3.20	503	27,355	3.31	453

Total investment securities	376,526	1.99	3,743	325,388	1.53	2,487

Loans held for sale	5,795	3.90	113	8,443	2.91	123
Federal funds sold	91,200	.19	87	93,601	.21	99
Restricted equity securities	3,012	4.05	61	3,012	4.52	68

Total earning assets	1,700,933	4.28%	36,391	1,624,318	4.40%	35,723

Cash and due from banks	10,887			10,044
Allowance for loan losses	(23,233)			(26,571)
Bank premises and equipment	38,989			35,933
Other assets	50,750			44,247

Total assets	$1,778,326			$1,687,971

	June 30, 2014			June 30, 2013
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$341,065	.46%	791	$306,378	.52%	793
Money market demand accounts	424,182	.43	902	360,535	.51	919
Individual retirement accounts	94,502	1.13	534	98,330	1.33	654
Other savings deposits	96,529	.55	266	95,491	.60	285
Certificates of deposit $100,000 and over	250,728	1.06	1,324	254,603	1.20	1,532
Certificates of deposit under $100,000	235,133	.95	1,114	255,432	1.09	1,393

Total interest-bearing deposits	1,442,139	.68	4,931	1,370,769	.81	5,576
Securities sold under repurchase agreements	6,683	.42	14	9,562	.52	25
Federal funds purchased	55	—	—	145	—	—
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,448,877	.68	4,945	1,380,476	.81	5,601

Demand deposits	137,929			127,625
Other liabilities	10,256			9,110
Stockholders’ equity	181,264			170,760

Total liabilities and stockholders’ equity	$1,778,326			$1,687,971

Net interest income, on a tax equivalent basis			$31,446			$30,122

Net yield on earning assets (1)		3.70%			3.71%

Net interest spread (2)		3.60%			3.59%

(1)	Net interest income divided by average interest-earning assets.
(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting a reduction in loan yields that outpaced loan growth and an increase in the yields on taxable securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $668,000, or 1.87%, during the six months ended June 30, 2014 as compared to the same period in 2013. The increase in total interest income was $537,000, or 3.03%, for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013. Interest income for the second quarter of 2014 increased $352,000, or 1.96%, over the first three months of 2014. The increase in the first six months of 2014 was primarily attributable to an overall increase in the interest and dividends earned on taxable securities. The ratio of average earning assets to total average assets was 95.7% and 96.2% for the six months ended June 30, 2014 and June 30, 2013, respectively.

Interest expense decreased $656,000, or 11.71%, for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was $311,000, or 11.32%, for the three months ended June 30, 2014 as compared to the same period in 2013. Interest expense decreased $71,000, or 2.83%, for the quarter ended June 30, 2014 over the first three months of 2014. The decrease for the six months ended June 30, 2014 and the quarter ended June 30, 2014 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Provision for Loan Losses

The allowance for loan losses totaled $23,276,000 as of June 30, 2014 compared to $22,935,000 as of December 31, 2013 and $25,841,000 as of June 30, 2013. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans recovered for the first six months of 2014 totaled approximately $64,000 compared to approximately $1,080,000 and $3,724,000 of net chargeoffs for the first six months of 2013 and 2012, respectively. Overall, net charge offs were down for the three and six month periods ended June 30, 2014 when compared to the comparable periods in 2013 due to an overall improvement in the Bank’s loan portfolio as well as a single large recovery that occurred in the first quarter of 2014. Although the Bank has experienced modest loan growth of 3.59% in the first six months and an overall stabilization in the loan portfolio, in accordance with the Bank’s quarterly allowance calculation management continues to fund the allowance for loan losses through general provisions. Reflecting the improving asset quality trends experienced by the Bank in the first six months of 2014, the provision for loan losses during the six months ended June 30, 2014 was $277,000, down $1,147,000 from the $1,424,000 incurred in the first six months of 2013. Provision expense for the three months ended June 30, 2014 was $28,000, down $727,000 from the $755,000 incurred in the second quarter of 2013 and down $221,000 from the first quarter of 2014.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $23,276,000, an increase of 1.49% from $22,935,000 at December 31, 2013 and a decrease of $2,565,000, or 9.93%, from June 30, 2013. The allowance for loan losses was 1.86%, 1.90%, and 2.10% of total loans at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

Management believes the allowance for loan losses at June 30, 2014 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2014 increased 2.17% to $7,769,000 from $7,604,000 for the same period in 2013. Total non-interest income increased $348,000, or 8.57%, during the quarter ended June 30, 2014 compared to the second quarter in 2013 and there was an increase of $1,051,000, or 31.29%, over the first three months of 2014. The Company’s non-interest income in the first six months of 2014 increased from the first six months of 2013 mainly due to an increase in other fees and commissions, partially offset by a decrease in gain on sale of loans. Gain on sale of loans decreased $680,000, or 37.57%, during the six months ended June 30, 2014 compared to the same period in 2013. The decrease in gain on sale of loans during the first six months of 2014 related primarily to the increase in mortgage rates, which slowed consumer demand for refinancing current mortgages. Service charges on deposit accounts increased $4,000, or 0.20%, to $1,965,000 during the six months ended June 30, 2014 compared to the same period in 2013 and increased $28,000, or 2.74%, during the quarter ended June 30, 2014 compared to the second quarter of 2013 as a result of an increase in service charge on insufficient accounts. Other fees and commissions increased $630,000, or 16.80%, to $4,379,000 during the six months ended June 30, 2014 compared to the same period in 2013. The increase was $463,000 during the quarter ended June 30, 2014 compared to the second quarter of 2013, relating primarily to an increase in brokerage income and debit card interchange fee income between the two time periods. The $1,051,000 increase in non-interest income in the second quarter of 2014 over the first quarter of 2014 was due to a $1,112,000 increase in other fees and commissions, specifically debit card interchange fee income. This increase is the result of several new products released in the fourth quarter of 2013 that increase the use of debit card transactions and as a result have increased the fee income associated with this interchange. Other fees and commissions include income on brokerage accounts, insurance policies sold, and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses decreased $1,262,000, or 5.13%, during the first six months of 2014 compared to the same period in 2013. The decrease for the quarter ended June 30, 2014 was $104,000, or 0.89%, as compared to the same quarter in 2013. The Company experienced an increase of $111,000, or 0.96%, in non-interest expenses in the second quarter of 2014 as compared to the first three months of 2014. The decrease in non-interest expenses for the six months ended June 30, 2014 when compared to the comparable period in 2013 is primarily attributable to a decrease in litigation expense. Loss on the sale of other real estate decreased $560,000, or 78.21%, for the six months ended June 30, 2014 as compared to the same period in 2013 due to a lower volume of foreclosures as well as improved economic conditions and an improved housing market. The decrease in litigation expense and loss on the sale of other real estate for the six months ended 2014 as compared to the same period in 2013 was partially offset by a $1,055,000 increase in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company’s growing operations.

Income Taxes

The Company’s income tax expense was $6,101,000 for the six months ended June 30, 2014, an increase of $1,780,000 over the comparable period in 2013. Income tax expense was $3,349,000 for the quarter ended June 30, 2014, an increase of $912,000 over the same period in 2013. The percentage of income tax expense to net income before taxes was 39.55% and 37.42% for the six months ended June 30, 2014 and June 30, 2013, respectively, and 39.39% and 36.46% for the quarters ended June 30, 2014 and 2013, respectively. The percentage of income tax expense to net income before taxes was 39.75% for the first three months of 2014.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 3.08% to $1,802,877,000 during the six months ended June 30, 2014 from $1,748,971,000 at December 31, 2013. Total assets increased $840,000 during the three-month period ended June 30, 2014 and increased $53,066,000, or 3.03%, during the three-month period ended March 31, 2014. Loans, net of allowance for loan losses, totaled $1,227,307,000 at June 30, 2014, a 3.63% increase compared to $1,184,267,000 at December 31, 2013. Loans increased $34,948,000, or 2.93%, during the three months ended June 30, 2014. The increase in loans resulted from an overall increase in loan demands in the housing market, as well other sectors in which we lend money. Reflecting a decrease in Fed Funds Sold, securities increased $23,405,000, or 6.57%, to $379,601,000 at June 30, 2014 from $356,196,000 at December 31, 2013. Securities decreased $7,254,000, or 1.88%, during the three months ended June 30, 2014. Federal funds sold decreased to $28,900,000 at June 30, 2014 from $38,190,000 at December 31, 2013.

Total liabilities increased by 2.71% to $1,613,852,000 at June 30, 2014 compared to $1,571,300,000 at December 31, 2013. For the quarter ended June 30, 2014, total liabilities decreased $5,800,000, or 0.36%. The increase in total liabilities since December 31, 2013 was composed of a $43,456,000, or 2.80%, increase in total deposits and a $3,117,000, or 39.12%, increase in accrued interest and other liabilities, partially offset by a $4,021,000, or 44.29%, decrease in securities sold under repurchase agreements. The increase in accrued interest and other liabilities is attributable to an increase in employee bonus payable as well as an increase in federal and state taxes payable.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2014 and December 31, 2013.

Loans on Nonaccrual Status

	In Thousands
	2014	2013
Residential 1-4 family	$263	726
Multifamily	—	—
Commercial real estate	—	21
Construction	2,553	3,524
Farmland	700	700
Second mortgages	—	606
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—

Total	$3,516	$5,577

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2014
Residential 1-4 family	$3,479	1,018	2,055	6,552	328,781	335,333	$1,792
Multifamily	—	—	—	—	18,362	18,362	—
Commercial real estate	421	—	—	421	532,251	532,672	—
Construction	3,437	29	2,664	6,130	210,271	216,401	111
Farmland	203	—	700	903	28,678	29,581	—
Second Mortgages	—	49	75	124	10,309	10,433	75
Equity Lines of Credit	451	—	24	475	36,625	37,100	24
Commercial	64	4	105	173	28,339	28,512	105
Agricultural, installment and other	535	142	116	793	45,253	46,046	116

Total	$8,590	1,242	5,739	15,571	1,238,869	1,254,440	$2,223

December 31, 2013
Residential 1-4 family	$5,034	221	1,582	6,837	325,595	332,432	$856
Multifamily	—	—	—	—	13,920	13,920	—
Commercial real estate	287	19	710	1,016	525,242	526,258	689
Construction	948	20	3,795	4,763	189,663	194,426	271
Farmland	8	—	700	708	22,063	22,771	—
Second Mortgages	78	—	611	689	9,822	10,511	5
Equity Lines of Credit	48	27	—	75	34,110	34,185	—
Commercial	122	—	285	407	29,037	29,444	285
Agricultural, installment and other	484	115	27	626	45,882	46,508	27

Total	$7,009	402	7,710	15,121	1,195,334	1,210,455	$2,133

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2014 totaled $5,739,000, a decrease from $7,710,000 at December 31, 2013. The decrease in non-performing loans during the six months ended June 30, 2014 of $1,971,000 is due primarily to a decrease in non-performing construction real estate mortgage loans of $1,131,000 and a decrease in non-performing commercial real estate loans of $710,000. This decrease was due largely to a $1.5 million payoff of a loan on non-accrual status. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is renewed deterioration of local real estate values.

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

The reduction in impaired loans in the six months ended June 30, 2014 was primarily due to multiple loan relationships becoming current. According to the Company’s policy, a loan may be removed from impaired status only in the event that the borrower has sustained repayment performance for a reasonable period, generally six months and future performance is expected. The Company’s market areas have seen an increase in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net recoveries for the six months ended June 30, 2014 were $64,000 as compared to $1,080,000 in net charge-offs for the same period in 2013 and $4,739,000 for the year ended December 31, 2013. The Bank has continued to experience a decrease in past dues and nonaccruals and is experiencing fewer foreclosures which has resulted in fewer charge offs.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $34,237,000. The internally classified loans have decreased $2,036,000, or 5.36%, from $37,952,000 at December 31, 2013. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at June 30, 2014 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $16,851,000 and $19,057,000 at June 30, 2014 and December 31, 2013, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank continues to see an improvement in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at June 30, 2014 to exceed the amount already allocated to loan losses.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At June 30, 2014, the Company’s liquid assets totaled $279 million. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At June 30, 2014, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $12 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2014, loans totaling approximately $276 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $151 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At June 30, 2014, we had unfunded loan commitments outstanding of $274 million and outstanding standby letters of credit of $33 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2014, total stockholders’ equity was $189,025,000, or 10.48% of total assets, which compares with $177,671,000, or 10.16% of total assets, at December 31, 2013. The dollar increase in stockholders’ equity during the six months ended June 30, 2014 results from the Company’s net income of $9,326,000, proceeds from the issuance of common stock related to exercise of stock options of $121,000, the net effect of a $4,249,000 unrealized gain on investment securities net of applicable income taxes of $1,627,000, cash dividends declared of $2,250,000 of which $1,606,000 was reinvested under the Company’s dividend reinvestment plan, the $94,000 repurchase of common stock and $23,000 related to stock option compensation.

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

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to the Company and the Bank on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and is expected to increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2014 and December 31, 2013, the Company and the Bank are considered to be “well-capitalized” under current regulatory definitions. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2014 and December 31, 2013, are also presented in the tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2014:
Total capital to risk weighted assets:
Consolidated	$202,076	14.8%	$109,230	8.0%	$136,538	10.0%
Wilson Bank	200,015	14.7	108,852	8.0	136,065	10.0
Tier 1 capital to risk weighted assets:
Consolidated	185,893	13.7	54,275	4.0	81,413	6.0
Wilson Bank	183,832	13.5	54,469	4.0	81,703	6.0
Tier 1 capital to average assets:
Consolidated	185,893	10.4	71,497	4.0	89,372	N/A
Wilson Bank	183,832	10.3	71,391	4.0	89,239	5.0

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2013:
Total capital to risk weighted assets:
Consolidated	$193,746	14.7%	$105,656	8.0%	$132,070	10.0%
Wilson Bank	190,911	14.5	105,622	8.0	132,027	10.0
Tier 1 capital to risk weighted assets:
Consolidated	177,161	13.4	52,805	4.0	79,208	6.0
Wilson Bank	174,326	13.2	52,826	4.0	79,239	6.0
Tier 1 capital to average assets:
Consolidated	177,161	10.3	69,001	4.0	N/A	N/A
Wilson Bank	174,326	10.1	69,040	4.0	86,300	5.0

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

There have been no material changes in reported market risks during the six months ended June 30, 2014.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WILSON BANK HOLDING COMPANY (Registrant)

DATE:	August 8, 2014	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE:	August 8, 2014	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer