Form 10-Q
period 2014-09-30
WILSON BANK HOLDING CO
filed 2014-11-07
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Common stock outstanding: 7,571,372 shares at November 7, 2014

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in Thousands Except Per Share Amounts)
Assets
Loans	$1,309,180	$1,207,202
Less: Allowance for loan losses	(23,314)	(22,935)

Net loans	1,285,866	1,184,267

Securities:
Held to maturity, at cost (market value $28,873 and $26,561, respectively)	28,794	26,823
Available-for-sale, at market (amortized cost $342,460 and $336,335, respectively)	338,651	329,373

Total securities	367,445	356,196

Loans held for sale	8,781	7,022
Restricted equity securities	3,012	3,012
Federal funds sold	21,005	38,190

Total earning assets	1,686,109	1,588,687
Cash and due from banks	58,529	73,314
Bank premises and equipment, net	39,592	38,176
Accrued interest receivable	5,186	5,063
Deferred income tax asset	10,928	11,437
Other real estate	9,604	12,869
Bank owned life insurance	16,696	11,390
Other assets	4,119	3,230
Goodwill	4,805	4,805

Total assets	$1,835,568	$1,748,971

Liabilities and Stockholders’ Equity
Deposits	$1,624,272	$1,554,255
Securities sold under repurchase agreements	4,848	9,078
Accrued interest and other liabilities	13,367	7,967

Total liabilities	1,642,487	1,571,300

Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,570,880 and 7,498,588 shares, respectively	15,142	14,997
Additional paid-in capital	57,672	54,519
Retained earnings	122,618	112,451
Net unrealized gains on available-for-sale securities, net of income taxes of $1,458 and $2,666 respectively	(2,351)	(4,296)

Total stockholders’ equity	193,081	177,671

Total liabilities and stockholders’ equity	$1,835,568	$1,748,971

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$17,069	$16,594	$49,456	$49,540
Interest and dividends on securities:
Taxable securities	1,592	1,032	4,832	3,066
Exempt from Federal income taxes	173	152	505	451
Interest on loans held for sale	83	65	196	188
Interest on Federal funds sold	33	55	120	154
Interest and dividends on restricted securities	30	32	91	100

Total interest income	18,980	17,930	55,200	53,499

Interest expense:
Interest on negotiable order of withdrawal accounts	406	397	1,197	1,190
Interest on money market and savings accounts	588	601	1,756	1,805
Interest on certificates of deposit	1,426	1,655	4,398	5,234
Interest on securities sold under repurchase agreements	5	13	19	38
Interest on Federal funds purchased	1	1	1	1

Total interest expense	2,426	2,667	7,371	8,268

Net interest income before provision for loan losses	16,554	15,263	47,829	45,231
Provision for loan losses	87	738	364	2,162

Net interest income after provision for loan losses	16,467	14,525	47,465	43,069

Non-interest income:
Service charges on deposit accounts	1,174	1,107	3,139	3,068
Other fees and commissions	2,314	1,996	6,693	5,745
Gain on sale of loans	796	777	1,926	2,587
Gain on sale of other assets	—	—	7	—
Gain on sale of securities	5	—	293	78

Total non-interest income	4,289	3,880	12,058	11,478
Non-interest expense:
Salaries and employee benefits	6,926	6,485	20,462	18,966
Occupancy expenses, net	858	683	2,250	1,964
Furniture and equipment expense	447	358	1,286	997
Data processing expense	574	462	1,713	1,358
Directors’ fees	166	157	512	521
Other operating expenses	2,967	2,884	8,828	8,295
Loss on sale of other assets	—	2	3	2
Legal fees	12	41	80	2,849
Loss on sale of other real estate	34	218	190	934

Total non-interest expense	11,984	11,290	35,324	35,886

Earnings before income taxes	8,772	7,115	24,199	18,661
Income taxes	3,421	2,634	9,522	6,955

Net earnings	$5,351	$4,481	14,677	11,706

Weighted average number of shares outstanding-basic	7,559,136	7,485,272	7,538,860	7,463,654

Weighted average number of shares outstanding-diluted	7,563,354	7,489,992	7,543,210	7,468,503

Basic earnings per common share	$.71	$.60	$1.95	$1.57

Diluted earnings per common share	$.71	$.60	$1.95	$1.57

Dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Net earnings	$5,351	$4,481	$14,677	$11,706

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $417, $1,022, $1,320 and $4,069, respectively	(674)	(1,648)	2,126	(6,560)
Reclassification adjustment for net gains included in net earnings, net of taxes of $2, $0, $112, and $30, respectively	(3)	—	(181)	(48)

Other comprehensive earnings (loss)	(677)	(1,648)	1,945	(6,608)

Comprehensive earnings	$4,674	$2,833	$16,622	$5,098

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2014	2013
	(In Thousands)
Cash flows from operating activities:
Interest received	$56,628	$56,215
Fees and commissions received	9,832	8,813
Proceeds from sale of loans held for sale	74,251	95,858
Origination of loans held for sale	(74,084)	(85,390)
Interest paid	(7,666)	(8,910)
Cash paid to suppliers and employees	(29,076)	(25,821)
Income taxes paid	(10,132)	(7,651)

Net cash provided by operating activities	19,753	33,114

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,452	2,626
Proceeds from maturities, calls, and principal payments of available-for-sale securities	51,317	60,798
Proceeds from the sale of available-for-sale securities	49,021	6,867
Purchase of held-to-maturity securities	(3,609)	(11,789)
Purchase of available-for-sale securities	(107,535)	(33,416)
Loans made to customers, net of repayments	(101,315)	(48,793)
Purchase of Bank owned life insurance	(5,000)	—
Purchase of premises and equipment	(3,024)	(1,929)
Proceeds from sale of premises and equipment	7	—
Proceeds from sale of other real estate	2,419	2,656
Proceeds from sale of other assets	1	33

Net cash used in investing activities	(116,266)	(22,947)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	103,666	68,837
Net decrease in time deposits	(33,649)	(25,256)
Net decrease in securities sold under repurchase agreements	(4,230)	(1,333)
Dividends paid	(4,510)	(4,464)
Proceeds from sale of common stock pursuant to dividend reinvestment	3,204	3,248
Repurchase of common stock	(94)	—
Proceeds from exercise of stock options	156	136

Net cash provided by financing activities	64,543	41,168

Net increase (decrease) in cash and cash equivalents	(31,970)	51,335
Cash and cash equivalents at beginning of period	111,504	106,664

Cash and cash equivalents at end of period	$79,534	$157,999

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2014 and 2013

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2014	2013
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$14,677	$11,706
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,159	3,840
Provision for loan losses	364	2,162
Loss on sale of other real estate	190	934
Loss on sale of other assets	3	2
Security gains	(293)	(78)
Stock option compensation	32	25
Gain on sale of fixed assets	(7)	—
Decrease (increase) in taxes payable	89	(685)
Decrease (increase) in loans held for sale	(1,759)	7,881
Increase in deferred tax assets	(699)	(11)
Decrease (increase) in other assets, net	(1,191)	1,151
Decrease (increase) in interest receivable	(123)	125
Increase in other liabilities	5,606	6,704
Decrease in interest payable	(295)	(642)

Total adjustments	$5,076	$21,408

Net cash provided by operating activities	$19,753	$33,114

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $1,208 and $4,098 for the nine months ended September 30, 2014 and 2013, respectively	$1,945	$(6,608)

Non-cash transfers from loans to other real estate	$424	$3,117

Non-cash transfers from other real estate to loans	$1,080	$886

Non-cash transfers from loans to other assets	$8	$44

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2013 and at September 30, 2014, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans with principal balances of less than $100,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $100,000.

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

Recently Adopted Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, to reduce the diversity in reporting when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted this ASU in the first quarter of 2014 using the prospective method and had no loans that met the above stated criteria as of September 30, 2014.

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

The following schedule details the loans of the Company at September 30, 2014 and December 31, 2013:

	(In Thousands)
	September 30, 2014	December 31, 2013
Mortgage Loans on real estate
Residential 1-4 family	$345,346	$332,432
Multifamily	13,743	13,920
Commercial	564,744	526,258
Construction and land development	235,324	194,426
Farmland	29,344	22,771
Second mortgages	9,752	10,511
Equity lines of credit	38,404	34,185

Total mortgage loans on real estate	1,236,657	1,134,503

Commercial loans	26,237	29,444

Agricultural loans	2,075	2,099

Consumer installment loans
Personal	37,913	37,789
Credit cards	3,008	3,329

Total consumer installment loans	40,921	41,118

Other loans	7,517	3,291

	1,313,407	1,210,455

Net deferred loan fees	(4,227)	(3,253)

Total loans	1,309,180	1,207,202

Less: Allowance for loan losses	(23,314)	(22,935)

Net Loans	$1,285,866	$1,184,267

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

Transactions in the allowance for loan losses for the nine months ended September 30, 2014 and year ended December 31, 2013 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
September 30, 2014
Allowance for loan losses:
Beginning balance	$4,935	77	10,918	5,159	618	205	300	395	7	321	22,935
Provision	1,079	(1)	(1,079)	830	228	(154)	(20)	(591)	(7)	79	364
Charge-offs	(372)	—	(128)	(7)	—	—	—	(37)	—	(213)	(757)
Recoveries	47	—	5	140	1	20	1	458	3	97	772

Ending balance	$5,689	76	9,716	6,122	847	71	281	225	3	284	23,314

Ending balance individually evaluated for impairment	$316	—	1,753	501	122	—	—	—	—	—	2,692

Ending balance collectively evaluated for impairment	$5,373	76	7,963	5,621	725	71	281	225	3	284	20,622

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$345,346	13,743	564,744	235,324	29,344	9,752	38,404	26,237	2,075	48,438	1,313,407

Ending balance individually evaluated for impairment	$1,967	—	13,886	2,427	702	—	—	—	—	—	18,982

Ending balance collectively evaluated for impairment	$343,379	13,743	550,858	232,897	28,642	9,752	38,404	26,237	2,075	48,438	1,294,425

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
December 31, 2013
Allowance for loan losses:
Beginning balance	$5,699	89	9,305	7,191	1,658	272	492	382	15	394	25,497
Provision	36	(12)	3,063	(741)	(266)	(70)	(89)	131	(14)	139	2,177
Charge-offs	(877)	—	(1,478)	(1,470)	(781)	(7)	(104)	(149)	(1)	(380)	(5,247)
Recoveries	77	—	28	179	7	10	1	31	7	168	508

Ending balance	$4,935	77	10,918	5,159	618	205	300	395	7	321	22,935

Ending balance individually evaluated for impairment	$1,150	—	2,300	950	57	49	10	—	—	—	4,516

Ending balance collectively evaluated for impairment	$3,785	77	8,618	4,209	561	156	290	395	7	321	18,419

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$332,432	13,920	526,258	194,426	22,771	10,511	34,185	29,444	2,099	44,409	1,210,455

Ending balance individually evaluated for impairment	$4,303	—	17,722	3,806	1,300	761	174	—	—	—	26,896

Ending balance collectively evaluated for impairment	$328,129	13,920	508,536	190,620	22,641	9,750	34,011	29,444	2,099	44,409	1,183,559

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Impaired Loans

At September 30, 2014, the Company had certain impaired loans of $3,001,000 which were on non-accruing interest status. At December 31, 2013, the Company had certain impaired loans of $4,718,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at September 30, 2014 and December 31, 2013.

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2014
With no related allowance recorded:
Residential 1-4 family	$864	854	—	811	37
Multifamily	—	—	—	—	—
Commercial real estate	6,916	6,899	—	7,528	292
Construction	—	—	—	897	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	202	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$7,780	7,753	—	9,438	329

With allowance recorded:
Residential 1-4 family	$1,137	1,114	316	1,411	36
Multifamily	—	—	—	—	—
Commercial real estate	7,010	8,689	1,753	5,963	235
Construction	2,427	2,427	501	2,419	—
Farmland	703	702	122	788	5
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$11,277	12,932	2,692	10,581	276

Total
Residential 1-4 family	$2,001	1,968	316	2,222	73
Multifamily	—	—	—	—	—
Commercial real estate	13,926	15,588	1,753	13,491	527
Construction	2,427	2,427	501	3,316	—
Farmland	703	702	122	788	5
Second mortgages	—	—	—	202	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$19,057	20,685	2,692	20,019	605

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2013
With no related allowance recorded:
Residential 1-4 family	$357	404	—	2,947	16
Multifamily	—	—	—	—	—
Commercial real estate	7,234	7,199	—	3,750	260
Construction	1,393	1,393	—	2,265	11
Farmland	—	—	—	—	—
Second mortgages	606	606	—	665	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	52	—
Agricultural	—	—	—	—	—

	$9,590	9,602	—	9,679	287

With allowance recorded:
Residential 1-4 family	$3,972	4,186	1,150	5,107	187
Multifamily	—	—	—	—	—
Commercial real estate	10,589	12,226	2,300	11,834	264
Construction	2,413	2,413	950	5,859	—
Farmland	131	131	57	1,818	8
Second mortgages	156	155	49	157	—
Equity lines of credit	174	174	10	175	9
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$17,435	19,285	4,516	24,950	468

Total
Residential 1-4 family	$4,329	4,590	1,150	8,054	203
Multifamily	—	—	—	—	—
Commercial real estate	17,823	19,425	2,300	15,584	524
Construction	3,806	3,806	950	8,124	11
Farmland	131	131	57	1,818	8
Second mortgages	762	761	49	822	—
Equity lines of credit	174	174	10	175	9
Commercial	—	—	—	52	—
Agricultural	—	—	—	—	—

	$27,025	28,887	4,516	34,629	755

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

The following table summarizes the carrying balances of TDRs at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Performing TDRs	$4,572	$6,487
Nonperforming TDRs	2,050	758

Total TDRS	$6,622	$7,245

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014			December 31, 2013
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	3	$602	$602	6	$800	$800
Multifamily	—	—	—	—	—	—
Commercial real estate	1	22	22	2	5,522	3,291
Construction	—	—	—	1	282	282
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	1	24	24
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	2	13	13

Total	4	$624	$624	12	$6,641	$4,410

As of September 30, 2014 and December 31, 2013, the Company did not have any loans previously classified as troubled debt restructurings subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of September 30, 2014, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $1,131,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $41.5 million at September 30, 2014 compared to $38.0 million at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
September 30, 2014
Credit Risk Profile by Internally Assigned Rating
Pass	$333,565	13,743	540,262	232,262	28,322	9,101	38,181	26,125	2,067	48,286	1,271,914
Special Mention	8,912	—	10,697	582	65	402	176	20	2	27	20,883
Substandard	2,869	—	13,785	2,480	957	249	47	92	6	125	20,610
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$345,346	13,743	564,744	235,324	29,344	9,752	38,404	26,237	2,075	48,438	1,313,407

December 31, 2013
Credit Risk Profile by Internally Assigned Rating
Pass	$319,762	13,920	507,769	190,083	22,324	9,135	33,964	29,298	2,089	44,159	1,172,503
Special Mention	9,460	—	5,308	367	64	665	174	26	3	43	16,110
Substandard	3,210	—	13,181	3,976	383	711	47	120	7	207	21,842
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$332,432	13,920	526,258	194,426	22,771	10,511	34,185	29,444	2,099	44,409	1,210,455

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$143,204	$43	$2,755	$140,492
Mortgage-backed:
GSE residential	163,644	545	1,308	162,881
Asset-backed securities:
SBAP	21,270	—	266	21,004
Obligations of states and political subdivisions	14,342	118	186	14,274

	$342,460	$706	$4,515	$338,651

	September 30, 2014
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$7,819	$53	$310	$7,562
Obligations of states and political subdivisions	20,975	414	78	21,311

	$28,794	$467	$388	$28,873

	December 31, 2013
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$141,968	$10	$5,892	$136,086
Mortgage-backed:
GSE residential	175,855	808	1,481	175,182
Asset-backed securities:
SBAP	4,801	—	69	4,732
Obligations of states and political subdivisions	13,711	71	409	13,373

	$336,335	$889	$7,851	$329,373

	December 31, 2013
	Securities Held-To-Maturity
	In Thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$8,649	$73	$520	$8,202
Obligations of states and political subdivisions	18,174	424	239	18,359

	$26,823	$497	$759	$26,561

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks and Government National Mortgage Association.

The amortized cost and estimated market value of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$1,875	$1,897	$4,368	$4,377
Due after one year through five years	11,174	11,448	58,938	58,132
Due after five years through ten years	3,612	3,658	173,021	170,593
Due after ten years	12,133	11,870	106,133	105,549

	$28,794	$28,873	$342,460	$338,651

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2014	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$—	$—	—	$6,775	$310	6	$6,775	$310
Obligations of states and political subdivisions	1,111	4	3	4,183	74	10	5,294	78

	$1,111	$4	3	$10,958	$384	16	$12,069	$388

Available-for-Sale Securities:
US Government- Sponsored enterprises (GSEs)*	$44,030	$343	15	$85,021	$2,412	28	$129,051	$2,755
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	92,184	847	35	22,462	461	14	114,646	1,308
Asset-backed securities: SBAP	21,004	266	12	—	—	—	21,004	266
Obligations of states and political subdivisions	1,602	7	3	5,431	179	15	7,033	186

	$158,820	$1,463	65	$112,914	$3,052	57	$271,734	$4,515

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2013	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$6,678	$520	5	$—	$—	—	$6,678	$520
Obligations of states and political subdivisions	7,817	231	21	343	8	2	8,160	239

	$14,495	$751	26	$343	$8	2	$14,838	$759

Available-for-Sale Securities:
U.S. Government - Sponsored enterprises (GSEs)	$103,502	$4,289	32	$19,479	$1,603	7	$122,981	$5,892
Mortgage-backed:
Government-sponsored Enterprises (GSEs)* residential	97,805	1,449	32	1,866	32	2	99,671	1,481
Asset-backed securities: SBAP	4,732	69	5	—	—	—	4,732	69
Obligations of states and political subdivisions	5,645	95	14	4,766	314	14	10,411	409

	$211,684	$5,902	83	$26,111	$1,949	23	$237,795	$7,851

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$5,351	$4,481	$14,677	$11,706

Denominator – Weighted average number of common shares outstanding	7,559,136	7,485,272	7,538,860	7,463,654

Basic earnings per common share	$.71	$.60	$1.95	$1.57

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$5,351	$4,481	$14,677	$11,706

Denominator – Weighted average number of common shares outstanding	7,559,136	7,485,272	7,538,860	7,463,654
Dilutive effect of stock options	4,218	4,720	4,350	4,849

	7,563,354	7,489,992	7,543,210	7,468,503

Diluted earnings per common share	$.71	$.60	$1.95	$1.57

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2014, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2014.

As of September 30, 2014, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2014 is as follows:

Commitments to extend credit	$314,912,000
Standby letters of credit	$31,897,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2014 will not have a material impact on the Company’s financial statements.

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

Assets

Securities available-for-sale — Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

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

Other real estate owned — Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to construction and land development, other land secured loans, and commercial real estate loans for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present the financial instruments carried at fair value as of September 30, 2014 and December 31, 2013, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2014
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$140,492	—	140,492	—
Mortgage-backed securities	162,881	—	162,881	—
Asset-backed securities	21,044	—	21,004
State and municipal securities	14,274	—	14,274	—

Total investment securities available-for-sale	338,651	—	338,651	—
Other assets	16,696	—	—	16,696

Total assets at fair value	$355,347	—	338,651	16,696

December 31, 2013
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$136,086	—	136,086	—
Mortgage-backed securities	175,182	—	175,182	—
Asset-backed securities	4,732	—	4,732	—
State and municipal securities	13,373	—	13,373	—

Total investment securities available-for-sale	329,373	—	329,373	—
Other assets	11,390	—	—	11,390

Total assets at fair value	$340,763	—	329,373	11,390

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2014
Other real estate owned	$9,604	—	—	9,604
Impaired loans, net (¹)	16,290	—	—	16,290

Total	$25,894	—	—	25,894

December 31, 2013
Other real estate owned	$12,869	—	—	12,869
Impaired loans, net (¹)	22,380	—	—	22,380

Total	$35,249	—	—	35,249

(¹)	Amount is net of a valuation allowance of $2.7 million at September 30, 2014 and $4.5 million at December 31, 2013 as required by ASC 310-10, “Receivables.”

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2014, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2014 and 2013 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Nine Months Ended September 30,
	2014		2013
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$11,390	—	6,315	—
Total realized gains included in income	306	—	43	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	5,000	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value, September 30	$16,696	—	6,358	—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$306	—	43	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in Thousands)	Carrying/ Notional Amount	Estimated Fair Value (¹)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2014
Financial assets:
Securities held-to-maturity	$28,794	28,873	—	28,873	—
Loans, net	1,285,866	1,301,216	—	—	1,301,216
Mortgage loans held-for-sale	8,781	8,781	—	—	8,781
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,629,120	1,490,817	—	—	1,490,817
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2013
Financial assets:
Securities held-to-maturity	$26,823	26,561	—	26,561	—
Loans, net	1,184,267	1,185,271	—	—	1,185,271
Mortgage loans held-for-sale	7,022	7,022	—	—	7,022
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,563,333	1,554,839	—	—	1,554,839
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(¹)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2014 and March 31, 2014 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

Results of Operations

Net earnings increased 25.4% to $14,677,000 for the nine months ended September 30, 2014 from $11,706,000 in the first nine months of 2013. Net earnings were $5,351,000 for the quarter ended September 30, 2014, an increase of $870,000, or 19.4%, from $4,481,000 for the three months ended September 30, 2013 and an increase of $197,000, or 3.8% over the quarter ended June 30, 2014. The increase in net earnings during the nine months ended September 30, 2014 as compared to the prior year comparable period was primarily due to an increase in net interest income and a decrease in provision for loan losses. Net yield on earning assets for the nine months ended September 30, 2014 was 2.81% compared to 2.79% for the first nine months of 2013, and the net interest spread was 3.64% and 3.60% for the nine month periods ended September 30, 2014 and September 30, 2013, respectively. The increase in net interest yield for the nine months ended September 30, 2014 reflects an increase in net interest income that outpaced the increase in average earning assets.

The average balances, interest, and average rates for the nine-month periods ended September 30, 2014 and September 30, 2013 are presented in the following table:

	September 30, 2014			September 30, 2013
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest	$1,242,785	5.31%	49,456	$1,201,061	5.50%	49,540
Investment securities — taxable	343,709	1.87	4,832	289,971	1.41	3,066
Investment securities — tax exempt	32,377	2.08	505	27,635	2.18	451
Taxable equivalent adjustment	—	1.07	347	—	1.12	232

Total tax-exempt investment securities	32,377	3.15	852	27,635	3.30	683

Total investment securities	376,086	1.98	5,684	317,606	1.57	3,749

Loans held for sale	6,929	3.77	196	8,694	2.88	188
Federal funds sold	84,106	.19	120	98,576	.21	154
Restricted equity securities	3,012	4.03	91	3,012	4.43	100

Total earning assets	1,712,918	4.32%	55,547	1,628,949	4.40	53,731

Cash and due from banks	10,925			10,167
Allowance for loan losses	(23,240)			(26,477)
Bank premises and equipment	39,204			35,970
Other assets	50,801			44,473

Total assets	$1,790,608			$1,693,082

	September 30, 2014			September 30, 2013
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$345,559	.46%	1,197	$308,152	.51%	1,190
Money market demand accounts	428,873	.42	1,355	363,664	.51	1,385
Individual retirement accounts	94,079	1.13	795	98,322	1.30	961
Other savings deposits	98,448	.54	401	95,419	.59	420
Certificates of deposit $100,000 and over	246,893	1.06	1,956	254,381	1.18	2,252
Certificates of deposit under $100,000	233,175	.94	1,647	252,880	1.07	2,021

Total interest-bearing deposits	1,447,027	.68	7,351	1,372,818	.80	8,229
Securities sold under repurchase agreements	6,279	.40	19	9,559	.53	38
Federal funds purchased	164	.81	1	98	1.36	1
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,453,470	.68	7,371	1,382,475	.80	8,268

Demand deposits	141,662			129,334
Other liabilities	11,212			10,129
Stockholders’ equity	184,264			171,144

Total liabilities and stockholders’ equity	$1,790,608			$1,693,082

Net interest income, on a tax equivalent basis			$48,176			$45,463

Net yield on earning assets (1)		2.81%			2.79%

Net interest spread (2)		3.64%			3.60%

(1)	Net interest income divided by average interest-earning assets.
(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting a reduction in loan yields that outpaced loan growth and an increase in the yields on taxable securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $1,701,000, or 3.2%, during the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in total interest income was $1,050,000, or 5.9%, for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013. Interest income for the third quarter of 2014 increased $694,000, or 3.80%, over the second quarter of 2014. The increase in the first nine months of 2014 was primarily attributable to higher yields on taxable securities. The ratio of average earning assets to total average assets was 95.7% and 96.2% for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

Interest expense decreased $897,000, or 10.8%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease was $241,000, or 9.0%, for the three months ended September 30, 2014 as compared to the same period in 2013. Interest expense decreased $11,000, or 0.5%, for the quarter ended September 30, 2014 over the second quarter of 2014. The decrease for the nine months ended September 30, 2014 and the quarter ended September 30, 2014 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Provision for Loan Losses

The allowance for loan losses totaled $23,314,000 as of September 30, 2014 compared to $22,935,000 as of December 31, 2013 and $23,679,000 as of September 30, 2013. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans recovered for the first nine months of 2014 totaled $15,000 compared to $3,980,000 and $6,465,000 of net chargeoffs for the first nine months of 2013 and 2012, respectively. Overall, net charge offs were down for the three and nine month periods ended September 30, 2014 when compared to the comparable periods in 2013 due to an overall improvement in the Bank’s loan portfolio as well as a single large recovery that occurred in the first quarter of 2014. Although the Bank has experienced modest loan growth of 8.4% in the first nine months and an overall stabilization in the loan portfolio, in accordance with the Bank’s quarterly allowance calculation management continues to maintain an appropriate balance in the the allowance for loan losses. Reflecting the improving asset quality trends experienced by the Bank in the first nine months of 2014, the provision for loan losses during the first nine months of 2014 was $364,000 down $1,798,000 from the $2,162,000 incurred in the first nine months of 2013. Provision expense for the three months ended September 30, 2014 was $87,000, down $651,000 from the $738,000 incurred in the third quarter of 2013.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The provision for loan losses raised the allowance for loan losses (net of charge-offs and recoveries) to $23,314,000, an increase of 1.7% from $22,935,000 at December 31, 2013 and a decrease of $365,000, or 1.5%, from September 30, 2013. The allowance for loan losses was 1.78%, 1.90%, and 1.96% of total loans at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Management believes the allowance for loan losses at September 30, 2014 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2014 increased 5.1% to $12,058,000 from $11,478,000 for the same period in 2013. Total non-interest income increased $409,000, or 10.5%, during the quarter ended September 30, 2014 compared to the third quarter in 2013 and there was an decrease of $121,000, or 2.7%, over the second quarter of 2014. The Company’s non-interest income in the first nine months of 2014 increased from the first nine months of 2013 mostly due to an increase in other fees and commissions, partially offset by a decrease in gain on sale of loans. Gain on sale of loans decreased $661,000, or 25.6%, during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in gain on sale of loans during the first nine months of 2014 related primarily to the increase in mortgage rates during the second half of 2013 that has continued to slow consumer demand for refinancing current mortgages. Service charges on deposit accounts increased $71,000, or 2.3%, to $3,139,000 during the nine months ended September 30, 2014 compared to the same period in 2013 and increased $67,000, or 6.1%, during the quarter ended September 30, 2014 compared to the third quarter of 2013 as a result of a new overdraft privilege program implemented in the third quarter of 2014. Other fees and commissions increased $948,000, or 16.5%, to $6,693,000 during the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in brokerage income between the two time periods. Other fees and commissions include income on brokerage accounts, insurance policies sold, and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses decreased $562,000, or 1.6%, during the first nine months of 2014 compared to the same period in 2013. The increase for the quarter ended September 30, 2014 was $694,000, or 6.2%, as compared to the same quarter in 2013. The Company experienced an increase of $256,000, or 2.2%, in non-interest expenses in the third quarter of 2014 as compared to the second quarter of 2014 due to an increase in salaries and employee benefits and an increase in occupancy expenses. The decrease in non-interest expenses for the nine months ended September 30, 2014 when compared to the comparable period in 2013 is primarily attributable to a decrease in litigation expense. Loss on the sale of other real estate decreased $744,000, or 79.7%, for the nine months ended September 30, 2014 as compared to the same period in 2013 due to a lower volume of foreclosures as well as improved economic conditions and an improved housing market. The expenses related to holding other real estate properties decreased as well due to an overall reduction in other real estate properties. The decrease in litigation expense and loss on the sale of other real estate for the nine months ended September 30, 2014 as compared to the same period in 2013 was partially offset by a $1,496,000 increase in salaries and employee benefits associated with an increase in the number of employees necessary to support the Company’s growing operations.

Income Taxes

The Company’s income tax expense was $9,522,000 for the nine months ended September 30, 2014, an increase of $2,567,000 over the comparable period in 2013. Income tax expense was $3,421,000 for the quarter ended September 30, 2014, an increase of $787,000 over the same period in 2013. The percentage of income tax expense to net income before taxes was 39.3% and 37.3% for the nine months ended September 30, 2014 and September 30, 2013, respectively and 39.0% and 37.0% for the quarters ended September 30, 2014 and 2013, respectively. The percentage of income tax expense to net income before taxes was 39.4% for the second quarter of 2014. The increase in effective tax rate for the nine months ended September 30, 2014 is directly attributable to the increase in earnings during the same period without a corresponding increase in non-taxable municipal securities earnings.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 5.0% to $1,835,568,000 during the nine months ended September 30, 2014 from $1,748,971,000 at December 31, 2013. Total assets increased $32,691,000 during the three-month period ended September 30, 2014. Loans, net of allowance for loan losses, totaled $1,285,866,000 at September 30, 2014, an 8.6% increase compared to

$1,184,267,000 at December 31, 2013. Loans increased $58,559,000, or 4.8%, during the three months ended September 30, 2014. Reflecting a decrease in federal funds sold, securities increased $11,249,000, or 3.2%, to $367,445,000 at September 30, 2014 from $356,196,000 at December 31, 2013. Securities decreased $12,156,000, or 3.2%, during the three months ended September 30, 2014. Federal funds sold decreased to $21,005,000 at September 30, 2014 from $38,190,000 at December 31, 2013 due to the fact that loan growth outpaced deposit growth.

Total liabilities increased by 4.5% to $1,642,487,000 at September 30, 2014 compared to $1,571,300,000 at December 31, 2013. For the quarter ended September 30, 2014, total liabilities increased $28,635,000, or 1.8%. The increase in total liabilities since December 31, 2013 was composed of a $70,017,000, or 4.5%, increase in total deposits and a $5,400,000, or 67.8%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities is attributable to an increase in employee bonus payable as well as an increase in federal and state taxes payable. The increase in deposits is attributable to the launch of a new checking account suite in the fourth quarter of 2013 that was aimed at attracting a younger customer base.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2014 and December 31, 2013.

Loans on Nonaccrual Status

	In Thousands
	2014	2013
Residential 1-4 family	$42	726
Multifamily	—	—
Commercial real estate	—	21
Construction	2,427	3,524
Farmland	574	700
Second mortgages	—	606
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—

Total	$3,043	$5,577

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2014
Residential 1-4 family	$4,530	1,045	2,215	7,790	337,556	345,346	$2,173
Multifamily	—	—	—	—	13,743	13,743	—
Commercial real estate	434	—	—	434	564,310	564,744	—
Construction	278	66	2,866	3,210	232,114	235,324	439
Farmland	144	—	581	725	28,619	29,344	7
Second Mortgages	4	64	21	89	9,663	9,752	21
Equity Lines of Credit	180	—	21	201	38,203	38,404	21
Commercial	—	—	4	4	26,233	26,237	4
Agricultural, installment and other	437	144	111	692	49,821	50,513	111

Total	$6,007	1,319	5,819	13,145	1,300,262	1,313,407	$2,776

December 31, 2013
Residential 1-4 family	$5,034	221	1,582	6,837	325,595	332,432	$856
Multifamily	—	—	—	—	13,920	13,920	—
Commercial real estate	287	19	710	1,016	525,242	526,258	689
Construction	948	20	3,795	4,763	189,663	194,426	271
Farmland	8	—	700	708	22,063	22,771	—
Second Mortgages	78	—	611	689	9,822	10,511	5
Equity Lines of Credit	48	27	—	75	34,110	34,185	—
Commercial	122	—	285	407	29,037	29,444	285
Agricultural, installment and other	484	115	27	626	45,882	46,508	27

Total	$7,009	402	7,710	15,121	1,195,334	1,210,455	$2,133

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. A nonaccrual loan may be restored to accruing status when the principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2014 totaled $5,819,000, a decrease from $7,710,000 at December 31, 2013. The decrease in non-performing loans during the nine months ended September 30, 2014 of $1,891,000 is due primarily to a decrease in non-performing construction real estate mortgage loans of $929,000 and a decrease in non-performing commercial real estate loans of $582,000. This decrease was due largely to a $1.5 million payoff of a loan on non-accrual status. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The reduction in impaired loans in the nine months ended September 30, 2014 was primarily due to multiple loan relationships becoming current. According to the Company’s policy, a loan may be removed from impaired status only in the event that the borrower has sustained repayment performance for a reasonable period, generally six months and future performance is expected. During the first nine months of 2014, the Company’s market areas have seen improvement in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net recoveries for the nine months ended September 30, 2014 were $15,000 as compared to $3,980,000 in net charge-offs for the same period in 2013 and $4,739,000 for the year ended December 31, 2013. The Bank has continued to experience a decrease in past dues and nonaccruals and is experiencing fewer foreclosures which has resulted in fewer charge offs.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $29,114,000. The internally classified loans have decreased $3,041,000, or 8.0%, from $37,952,000 at December 31, 2013. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at September 30, 2014 was real estate mortgage loans. Included within this category are real estate construction and development loans relating to residential and commercial real estate, including loans to home builders and developers of land, as well as one-to-four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $16,739,000 and $19,057,000 at September 30, 2014 and December 31, 2013, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank continues to see an improvement in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on residential real estate construction and development loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At September 30, 2014, the Company’s liquid assets totaled $255 million. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At September 30, 2014, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

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

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2014, loans totaling approximately $294 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $145 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At September 30, 2014, we had unfunded loan commitments outstanding of $315 million and outstanding standby letters of credit of $32 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2014, total stockholders’ equity was $193,081,000, or 10.5% of total assets, which compares with $177,671,000, or 10.2% of total assets, at December 31, 2013. The dollar increase in stockholders’ equity during the nine months ended September 30, 2014 results from the Company’s net income of $14,677,000, proceeds from the issuance of common stock related to exercise of stock options of $156,000, the net effect of a $3,152,000 unrealized gain on investment securities net of applicable income taxes of $1,207,000, cash dividends declared of $4,510,000 of which $3,204,000 was reinvested under the Company’s dividend reinvestment plan, the $94,000 repurchase of common stock and $32,000 related to stock option compensation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2014 and December 31, 2013, the Company and the Bank are considered to be “well-capitalized” under current regulatory definitions. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2014 and December 31, 2013, are also presented in the tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2014:
Total capital to risk weighted assets:
Consolidated	$208,362	14.8%	$113,010	8.0%	$141,262	10.0%
Wilson Bank	206,986	14.7	112,953	8.0	141,191	10.0
Tier 1 capital to risk weighted assets:
Consolidated	190,626	13.5	56,482	4.0	84,723	6.0
Wilson Bank	189,260	13.4	56,496	4.0	84,743	6.0
Tier 1 capital to average assets:
Consolidated	190,626	10.5	72,413	4.0	N/A	N/A
Wilson Bank	189,260	10.5	72,375	4.0	90,468	5.0

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2013:
Total capital to risk weighted assets:
Consolidated	$193,746	14.7%	$105,656	8.0%	$132,070	10.0%
Wilson Bank	190,911	14.5	105,622	8.0	132,027	10.0
Tier 1 capital to risk weighted assets:
Consolidated	177,161	13.4	52,805	4.0	79,208	6.0
Wilson Bank	174,326	13.2	52,826	4.0	79,239	6.0
Tier 1 capital to average assets:
Consolidated	177,161	10.3	69,001	4.0	N/A	N/A
Wilson Bank	174,326	10.1	69,040	4.0	86,300	5.0

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

There have been no material changes in reported market risks during the nine months ended September 30, 2014.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 7, 2014	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 7, 2014	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President and Chief Financial Officer