Form 10-K
period 2014-12-31
WILSON BANK HOLDING CO
filed 2015-03-13
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $352,282,942. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $46.75 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Shares of common stock, $2.00 par value per share, outstanding on March 13, 2015 were 7,609,435.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2014 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 13, 2015 are incorporated by reference into Items 10, 11, 12, 13 and 14.

PART I

Item 1. Business.

General

Wilson Bank Holding Company (the “Company”) was incorporated on March 17, 1992 under the laws of the State of Tennessee. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Wilson Bank and Trust (the “Bank”) and act as a one-bank holding company. On November 17, 1992, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of an agreement and plan of share exchange.

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2014, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in eastern Davidson County, Tennessee, four full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, two full service banking office in Sumner County, Tennessee and one full service banking office in Putnam County, Tennessee.

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

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 402 Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee 37122; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road, Hermitage, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 802 NW Broad St, Murfreesboro, Tennessee; 3110 Memorial Blvd, Murfreesboro, Tennessee; 210 Commerce Drive, Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 576 West Broad Street, Smithville, Tennessee; 306 Brush Creek Road, Alexandria, Tennessee; 1300 Main Street North, Carthage, Tennessee; 7 New Middleton Highway, Gordonsville, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee and 701 E Spring Street, Cookeville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, and Putnam County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2014, the Company reported net earnings of approximately $20.78 million and at December 31, 2014 if had total assets of approximately $1.87 billion.

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2014 filed as Exhibit 13.1 to this Form 10-K (the “2014 Annual Report”), are incorporated herein by reference.

Regulation and Supervision

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, and may not necessarily protect shareholders.

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

Under the Tennessee Bank Structure Act, a bank holding company which controls 30% or more of the total deposits (excluding certain deposits) in all federally insured financial institutions in Tennessee is prohibited from acquiring any bank in Tennessee. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, the Bank and other state-chartered or national banks generally may establish new branches in another state to the same extent as banks chartered in the other state may establish new branches in that state.

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

The Company’s and the Bank’s principal regulators have established minimum risk-based capital requirements and leverage capital requirements for the Company and the Bank. These guidelines in effect prior to January 1, 2015 classified capital into two categories of Tier 1 and Total risk-based capital. Total risk-based capital consisted of Tier 1 (or core) capital (generally consisting of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets) and Tier 2 capital (generally consisting of qualifying long-term debt, of which the Bank has none, and a part of the allowance for possible loan losses). The total amount of Tier 2 capital was limited to 100% of Tier 1 capital. In determining risk-based capital requirements, assets were assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Under the FRB’s regulations in effect prior to January 1, 2015, for a bank holding company, like the Company, to be considered “well-capitalized” it was required to maintain a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level. In addition, the FRB had established minimum leverage ratio guidelines for bank holding companies. These guidelines provided that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained by most bank holding companies. The guidelines also provided that bank holding companies experiencing high internal growth or making acquisitions would be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the FRB has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

Under FDIC regulations in effect prior to January 1, 2015, a state nonmember bank was “well capitalized” if it had a leverage capital ratio of 5% or better, a Tier 1 risk-based capital ratio of 6% or better, a total risk-based capital ratio of 10% or better, and was not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state nonmember bank was considered “adequately capitalized” prior to January 1, 2015 if it had a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and did not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State nonmember banks are required to be “well-capitalized” in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory authorities, including the FRB and the FDIC, approved final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel III Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules, which became effective as to the Company and the Bank on January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million (or, if currently proposed regulatory changes are approved $1 billion) or more, and top-tier savings and loan holding companies (“banking organizations”). Under the rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The rules, among other things, include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and is scheduled to increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under the new rules implementing Basel III, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank expect that each will opt out of this requirement.

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

Additionally, the FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are categorized. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. Effective as of January 1, 2015, the relevant maximum compete ratios associated with each of these categories is as set forth on the following table:

	Common Equity Tier 1 Risk-based Capital ratio	Total Risk- based Capital ratio	Tier 1 Risk- based Capital ratio	Tier 1 Leverage ratio
Well capitalized	6.5%	10%	8%	5%
Adequately capitalized	4.5%	8%	6%	4%
Undercapitalized	< 4.5%	< 8%	< 6%	< 4%
Significantly undercapitalized	< 3%	< 6%	< 4%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

Among other things, the Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the Patriot Act became effective at varying times, and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the law.

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

The Bank competes with much larger commercial banks in Wilson County, the Bank’s primary market area, including four banks in Wilson County owned by regional multi-bank holding companies headquartered outside of Tennessee, four banks owned by Tennessee multi-bank holding companies and two banks owned by Tennessee single bank holding companies. These institutions enjoy existing depositor relationships and, in some cases, greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with three credit unions and three locally-owned banks located in Wilson County.

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

The Bank competes with over fifteen banks, some of them much larger than the Bank, in Rutherford County. These competitors include several regional multi-bank holding companies and two large Tennessee single bank holding companies. While these larger institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level. The Bank also competes with three local banks and four credit unions in Rutherford County.

The Bank competes with one commercial bank in Trousdale County, which is a small community banking organization. This institution enjoys existing depositor relationships; however, the Company believes that the Bank can be expected to offer a wider range of banking services through its financial resources as well as a broader range of product offerings.

The Bank competes with over twenty banks, some of them much larger than the Bank, in Sumner County. These competitors include several regional multi-bank holding companies. While these larger institutions enjoy existing depositor relationships and greater financial resources than the Bank and can be expected to offer a wider range of banking services, the Company believes that the Bank can expect to attract customers since most loan and management decisions will be made at the local level. The Bank also competes with three locally-owned banks and three credit unions located in Sumner County.

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

The Bank also competes with much larger commercial banks in Putnam county, including two banks in Putnam County owned by regional multi-bank holding companies headquartered outside of Tennessee, six banks owned by Tennessee multi-bank holding companies and one bank owned by Tennessee single bank holding companies. These institutions enjoy existing depositor relationships and, in some cases, greater financial resources than the Company and can be expected to offer a wider range of banking services. In addition, the Bank competes with five credit unions and four locally-owned banks located in Putnam County.

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

Employment

As of March 13, 2015, the Company and its subsidiary collectively employed 406 full-time equivalent employees.

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

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2014 Annual Report. Certain information not contained in the Company’s 2014 Annual Report, but required by Guide 3, is contained in the tables immediately following:

[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

I.	Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential

The schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and net interest expense and the change in interest income and interest expense attributable to changes in volume and changes in rates.

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

Non-accrual loans have been included in the loan category. Loan fees of $4,338,000, $3,802,000 and $3,185,000 for 2014, 2013 and 2012, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

	Dollars In Thousands
	2014			2013			2014/2013 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$1,261,131	5.29%	66,685	$1,205,296	5.49%	66,177	$2,983	(2,475)	508
Investment securities—taxable	340,969	1.90	6,464	293,100	1.50	4,411	780	1,273	2,053
Investment securities—tax exempt	32,814	2.07	679	27,970	2.16	603	102	(26)	76
Taxable equivalent adjustment	—	1.07	350	—	1.11	311	50	(11)	39

Total tax-exempt investment securities	32,814	3.14	1,029	27,970	3.27	914	152	(37)	115

Total investment securities	373,783	2.00	7,493	321,070	1.66	5,325	932	1,236	2,168

Loans held for sale	7,342	3.58	263	8,358	3.09	258	(33)	38	5
Federal funds sold and interest bearing deposits	85,987	.19	167	100,888	.21	215	(29)	(19)	(48)
Restricted equity securities	3,012	4.05	122	3,012	4.98	150	—	(28)	(28)

Total earning assets	1,731,255	4.32	74,730	1,638,624	4.40	72,125	3,853	(1,248)	2,605

Cash and due from banks	10,597			10,046
Allowance for loan losses	(23,230)			(25,885)
Bank premises and equipment	39,293			36,330
Other assets	50,452			44,374

Total assets	$1,808,367			$1,703,489

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

	Dollars In Thousands
	2014			2013			2014/2013 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$349,375	.45%	1,587	$311,466	.51%	1,589	$189	(191)	(2)
Money market demand accounts	439,867	.42	1,831	369,769	.50	1,847	312	(328)	(16)
Individual retirement accounts	93,687	1.12	1,047	98,006	1.28	1,255	(54)	(154)	(208)
Other savings deposits	99,753	.54	535	95,226	.59	560	26	(51)	(25)
Certificates of deposit $100,000 and over	242,838	1.06	2,574	254,568	1.16	2,956	(133)	(249)	(382)
Certificates of deposit under $100,000	231,472	.94	2,170	250,440	1.05	2,621	(189)	(262)	(451)

Total interest-bearing deposits	1,456,992	.67	9,744	1,379,475	.78	10,828	151	(1,235)	(1,084)
Securities sold under repurchase agreements	5,784	.40	23	9,438	.53	50	(17)	(10)	(27)
Federal funds purchased	123	.81	1	75	1.33	1	—	—	—

Total interest-bearing liabilities	1,462,899	.67	9,768	1,388,988	.78	10,879	134	(1,245)	(1,111)

Demand deposits	146,473			131,427
Other liabilities	9,186			10,594
Stockholders’ equity	189,809			172,480

Total liabilities and stockholders’ equity	$1,808,367			$1,703,489

Net interest income			64,962			61,246

Net yield on earning assets (1)		3.75%			3.74%

Net interest spread (2)		3.65%			3.62%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

	Dollars In Thousands
	2013			2012			2013/2012 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$1,205,296	5.49%	66,177	$1,138,525	5.80%	66,080	$3,744	(3,647)	97
Investment securities—taxable	293,100	1.50	4,411	325,457	1.61	5,253	(499)	(343)	(842)
Investment securities—tax exempt	27,970	2.16	603	16,922	2.74	464	253	(114)	139
Taxable equivalent adjustment	—	1.11	311	—	1.41	239	132	(60)	72

Total tax-exempt investment securities	27,970	3.27	914	16,922	4.15	703	385	(174)	211

Total investment securities	321,070	1.66	5,325	342,379	1.74	5,956	(114)	(517)	(631)

Loans held for sale	8,358	3.09	258	9,938	3.09	307	(49)	—	(49)
Federal funds sold, and interest bearing deposits	100,888	.21	215	29,236	.44	129	181	(95)	86
Restricted equity securities	3,012	4.98	150	3,012	4.25	128	—	22	22

Total earning assets	1,638,624	4.40	72,125	1,523,090	4.77	72,600	3,762	(4,237)	(475)

Cash and due from banks	10,046			45,302
Allowance for loan losses	(25,885)			(25,745)
Bank premises and equipment	36,330			35,534
Other assets	44,374			45,202

Total assets	$1,703,489			$1,623,383

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

	Dollars In Thousands
	2013			2012			2013/2012 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$311,466	.51%	1,589	$274,248	.71%	1,942	$242	(595)	(353)
Money market demand accounts	369,769	.50	1,847	319,920	.61	1,960	274	(387)	(113)
Individual retirement accounts	98,006	1.28	1,255	99,211	1.71	1,695	(21)	(419)	(440)
Other savings deposits	95,226	.59	560	96,806	.77	745	(12)	(173)	(185)
Certificates of deposit $100,000 and over	254,568	1.16	2,956	263,603	1.51	3,983	(132)	(895)	(1,027)
Certificates of deposit under $100,000	250,440	1.05	2,621	273,221	1.36	3,725	(296)	(808)	(1,104)

Total interest-bearing deposits	1,379,475	.78	10,828	1,327,009	1.06	14,050	55	(3,277)	(3,222)
Securities sold under repurchase agreements	9,438	.53	50	8,426	.66	56	6	(12)	(6)
Federal funds purchased	75	1.33	1	104	.96	1	—	—	—

Total interest-bearing liabilities	1,388,988	.78	10,879	1,335,539	1.06	14,107	61	(3,289)	(3,228)

Demand deposits	131,427			118,573
Other liabilities	10,594			6,990
Stockholders’ equity	172,480			162,281

Total liabilities and stockholders’ equity	$1,703,489			$1,623,383

Net interest income			61,246			58,493

Net yield on earning assets (1)		3.74%			3.84%

Net interest spread (2)		3.62%			3.71%

(1)	Net interest income divided by average earning assets.
(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

II.	Investment Portfolio:

A.	Investment securities at December 31, 2014 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$7,398	76	147	7,327
Obligations of states and political subdivisions	20,725	389	41	21,073

	$28,123	465	188	28,400

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$131,767	129	1,329	130,567
Mortgage-backed:
GSE residential	170,802	731	464	171,069
Asset-backed:
SBAP	30,627	98	205	30,520
Obligations of states and political subdivisions	14,324	98	158	14,264

	$347,520	1,056	2,156	346,420

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

II.	Investment Portfolio, Continued

A.	Continued:

Investment securities at December 31, 2013 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$8,649	73	520	8,202
Obligations of states and political subdivisions	18,174	424	239	18,359

	$26,823	497	759	26,561

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$141,968	10	5,892	136,086
Mortgage-backed:
GSE residential	175,855	808	1,481	175,182
Asset-backed:
SBAP	4,801	—	69	4,732
Obligations of states and political subdivisions	13,711	71	409	13,373

	$336,335	889	7,851	329,373

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

II.	Investment Portfolio, Continued:

A.	Continued:

Investment securities at December 31, 2012 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$2,918	122	—	3,040
Obligations of states and political subdivisions	12,590	687	—	13,277

	$15,508	809	—	16,317

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$122,110	643	55	122,698
Mortgage-backed:
GSE residential	177,787	3,373	32	181,128
Obligations of states and political subdivisions	13,214	267	29	13,452

	$313,111	4,283	116	317,278

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

II.	Investment Portfolio, Continued:

B.

The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2014:

Held-To-Maturity Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage-backed:
GSEs residential	$7,398	7,327	2.27%

Obligations of states and political subdivisions*:
Less than one year	3,131	3,179	4.32
One to three years	2,872	2,978	4.34
Three to five years	7,216	7,347	2.31
Five to ten years	3,202	3,241	2.99
More than ten years	4,304	4,328	3.15

Total obligations of states and political subdivisions	20,725	21,073	3.17

Total held-to-maturity securities	$28,123	28,400	2.94%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

II.	Investment Portfolio, Continued:

B.	Continued:

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage and asset-backed securities	$201,429	201,589	2.05%

U.S. Government-sponsored enterprises (GSEs):
Less than one year	2,001	2,002	.32
One to three years	4,476	4,466	1.27
Three to five years	48,531	48,111	1.46
Five to ten years	76,759	75,988	1.99
More than ten years	—	—	—

Total U.S. Government-sponsored enterprises (GSEs)	131,767	130,567	1.75

Obligations of states and political subdivisions*:
Less than one year	350	352	5.95
One to three years	—	—	—
Three to five years	2,654	2,706	2.66
Five to ten years	10,639	10,526	2.95
More than ten years	681	680	3.64

Total obligations of states and political subdivisions	14,324	14,264	3.00

Total available-for-sale securities	$347,520	346,420	1.97%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2014, 2013, 2012, 2011 and 2010:

	In Thousands
	2014	2013	2012	2011	2010
Commercial, financial and agricultural	$42,200	34,834	35,521	48,080	66,107
Real estate—construction	245,830	194,426	190,356	166,460	176,842
Real estate—mortgage	1,027,723	940,077	902,930	866,060	797,932
Installment	41,025	41,118	41,713	44,689	55,734

Total loans	1,356,778	1,210,455	1,170,520	1,125,289	1,096,615
Deferred loan fees	(4,341)	(3,253)	(2,912)	(2,031)	(1,347)

Total loans, net of deferred fees	1,352,437	1,207,202	1,167,608	1,123,258	1,095,268
Less allowance for loan losses	(22,572)	(22,935)	(25,497)	(24,525)	(22,177)

Net loans	$1,329,865	1,184,267	1,142,111	1,098,733	1,073,091

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies our fixed and variable rate loans at December 31, 2014 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2014
	Fixed Rates	Variable Rates	Totals	At December 31, 2014
Based on contractual maturity:
Due within one year	$201,791	42,475	244,266	18.00%
Due in one year to five years	196,319	93,532	289,851	21.36
Due after five years	95,194	727,467	822,661	60.64

Totals	$493,304	863,474	1,356,778	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	123,771	123,771	9.13%
Due within one year	201,791	192,006	393,797	29.02
Due in one year to five years	196,319	412,487	608,806	44.87
Due after five years	95,194	135,210	230,404	16.98

Totals	$493,304	863,474	1,356,778	100.0%

The following table represents the contractual maturities of the loan portfolio as of December 31, 2014 (dollars in thousands):

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total
Commercial, financial and agricultural	$14,580	11,665	15,955	42,200
Real estate—construction	117,412	83,378	45,040	245,830
Real estate—mortgage	96,074	170,999	760,650	1,027,723
Installment	16,200	23,809	1,016	41,025

	$244,266	289,851	822,661	1,356,778

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2014, 2013, 2012, 2011 and 2010:

	In Thousands, Except Percentages
	2014	2013	2012	2011	2010
Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	35	490
Real estate—construction	—	3,524	9,626	14,378	7,850
Real estate—mortgage	616	2,053	7,229	10,552	13,821
Installment	—	—	—	—	—

Total non-accrual	$616	5,577	16,855	24,965	22,161

Loans 90 days past due still accruing:
Commercial, financial and agricultural	$6	285	54	158	10
Real estate—construction	73	271	24	95	178
Real estate—mortgage	1,424	1,550	736	5,339	2,280
Installment	38	27	105	78	100

Total loans 90 days past due still accruing	$1,541	2,133	919	5,670	2,568

Total non-performing loans	$2,157	7,710	17,774	30,635	24,729

Total loans, net of deferred fees	$1,352,437	1,207,202	1,167,608	1,123,258	1,095,268

Percentage of total non- performing loans to total loans outstanding, net of deferred fees	.16%	.64	1.52	2.73	2.26

Other real estate	$7,298	12,869	15,307	19,117	13,741

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $616,000 at December 31, 2014, $5,577,000 at December 31, 2013, $16,855,000 at December 31, 2012, $24,965,000 at December 31, 2011 and $22,161,000 at December 31, 2010. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2014 if the loans had been current totaled $39,000 compared to $296,000 in 2013, $775,000 in 2012, $875,000 in 2011 and $1,836,000 in 2010. The amount of interest and fee income recognized on total loans during 2014 totaled $66,685,000 as compared to $66,177,000 in 2013, as compared to $66,080,000 in 2012, $66,031,000 in 2011 and $67,356,000 in 2010.

At December 31, 2014, loans, which include the above, totaling $35,808,000 were included in the Company’s internal classified loan list. Of these loans $35,524,000 are real estate and $284,000 are various other types of loans. The value collateralizing these loans is estimated by management to be approximately $65,300,000 ($65,006,000 related to real property securing real estate loans and $294,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2014, real estate construction and mortgage loans made up 18.18% and 75.94%, respectively, of the Company’s loan portfolio.

At December 31, 2014 and 2013, other real estate totaled $7,298,000 and $12,869,000, respectively.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued:

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2014 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2014, 2013, 2012, 2011 and 2010 and the years then ended.

	In Thousands, Except Percentages
	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$22,935	25,497	24,525	22,177	16,647

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(37)	(150)	(454)	(517)	(253)
Real estate construction	(7)	(1,470)	(2,226)	(1,681)	(3,791)
Real estate – mortgage	(1,436)	(3,247)	(6,066)	(4,103)	(4,913)
Installment	(387)	(380)	(412)	(461)	(719)

	(1,867)	(5,247)	(9,158)	(6,762)	(9,676)

Recoveries:
Commercial, financial and agricultural	464	38	71	22	111
Real estate construction	324	179	174	67	30
Real estate – mortgage	84	123	169	106	40
Installment	134	168	188	237	191

	1,006	508	602	432	372

Net loan charge-offs	(861)	(4,739)	(8,556)	(6,330)	(9,304)

Provision for loan losses charged to expense	498	2,177	9,528	8,678	14,834

Allowance for loan losses at end of period	$22,572	22,935	25,497	24,525	22,177

Total loans, net of deferred fees, at end of year	$1,352,437	1,207,202	1,167,608	1,123,258	1,095,268

Average total loans out- standing, net of deferred fees, during year	$1,261,131	1,205,296	1,138,525	1,108,335	1,093,343

Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.07%	0.39	0.75	0.57	0.85

Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	1.67%	1.90	2.18	2.18	2.02

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2014		December 31, 2013
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$178	3.1%	$402	2.9%
Real estate construction	5,578	18.1	5,159	16.1
Real estate mortgage	16,492	75.8	17,053	77.6
Installment	324	3.0	321	3.4

	$22,572	100.0%	$22,935	100.0%

	December 31, 2012		December 31, 2011
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$397	3.0%	$1,328	4.3%
Real estate construction	7,191	16.3	6,223	14.8
Real estate mortgage	17,515	77.1	16,518	77.0
Installment	394	3.6	456	3.9

	$25,497	100.0%	$24,525	100.0%

	December 31, 2010
	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$1,230	6.0%
Real estate construction	5,558	16.1
Real estate mortgage	14,502	72.8
Installment	887	5.1

	$22,177	100.0%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

V.	Deposits:

The average amounts and average interest rates for deposits for 2014, 2013 and 2012 are detailed in the following schedule:

	2014		2013		2012
	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate
Non-interest bearing deposits	$146,473	—%	$131,427	—%	$118,573	—%
Negotiable order of withdrawal accounts	349,375	.45%	311,466	.51%	274,248	.71%
Money market demand accounts	439,867	.42%	369,769	.50%	319,920	.61%
Individual retirement accounts	93,687	1.12%	98,006	1.28%	99,211	1.71%
Other savings	99,753	.54%	95,226	.59%	96,806	.77%
Certificates of deposit $100,000 and over	242,838	1.06%	254,568	1.16%	263,603	1.51%
Certificates of deposit under $100,000	231,472	.94%	250,440	1.05%	273,221	1.36%

	$1,603,465	.61%	$1,510,902	.72%	$1,445,582	.97%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2014:

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total
Less than three months	$44,892	8,445	53,337
Three to six months	29,091	6,680	35,771
Six to twelve months	42,646	7,560	50,206
More than twelve months	113,080	17,905	130,985

	$229,709	40,590	270,299

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Return on assets (Net income divided by average total assets)	1.15%	.93%	.75%
Return on equity (Net income divided by average equity)	10.95%	9.20%	7.49%
Dividend payout ratio (Dividends declared per share divided by net income per share)	21.82%	28.30%	51.52%
Equity to asset ratio (Average equity divided by average total assets)	10.50%	10.13%	10.00%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities and including minority interest)	10.59%	10.27%	9.79%

The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2014 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$196,765
Total capital:
Allowable allowance for loan losses	18,014

Total capital	$214,779

Risk-weighted assets	$1,436,235

Risk-based capital ratios:
Tier I capital ratio	13.70%

Total risk-based capital ratio	14.95%

WILSON BANK HOLDING COMPANY

Form 10-K

December 31, 2014

VI.	Return on Equity and Assets, Continued:

The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2014, the Company and the Bank were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2014:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of deferred fees	$1,352,437	164,405	64,700	81,243	202,879	839,210
Securities	374,543	—	473	1,546	3,466	369,058
Loans held for sale	9,466	9,466	—	—	—	—
Federal funds sold	16,005	16,005	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—

Total earning assets	1,755,463	192,888	65,173	82,789	206,345	1,208,268

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	375,967	375,967	—	—	—	—
Money market demand accounts	479,549	479,549	—	—	—	—
Individual retirement accounts	91,126	6,060	11,696	16,553	19,614	37,203
Other savings	102,432	102,432	—	—	—	—
Certificates of deposit,
$100,000 and over	229,709	13,194	31,698	29,091	42,646	113,080
Certificates of deposit, under $100,000	225,766	13,737	31,801	32,544	45,285	102,399
Securities sold under repurchase agreements	3,437	3,437	—	—	—	—

	1,507,986	994,376	75,195	78,188	107,545	252,682

Interest-sensitivity gap	$247,477	(801,488)	(10,022)	4,601	98,800	955,586

Cumulative gap		(801,488)	(811,510)	(806,909)	(708,109)	247,477

Interest-sensitivity gap as % of total assets		(42.8)	(0.5)	0.2	5.3	51.0

Cumulative gap as % of total assets		(42.8)	(43.3)	(43.1)	(37.8)	13.2

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

Economic conditions in the markets in which the Company operates deteriorated significantly beginning in early 2008 and despite improvement since the second half of 2010, remain uncertain These challenging economic conditions contributed to increased levels of provisions for loan losses and other real estate expense resulting from declining collateral values in the Company’s real estate construction and development loan portfolio and increased costs associated with our portfolio of other real estate owned. Economic conditions began to stabilize in the Company’s markets beginning in the second half of 2010 and, in 2013, collateral values in the Company’s real estate construction and development loan portfolio began to increase. If we experience similar sustained periods of loan losses or decreases in collateral values like those we experienced between 2008 and the first half of 2010, our results of operations may be adversely impacted. Though we continued to see increases in construction and development in the market areas we serve during 2014, the Company believes that these market areas will continue to experience a somewhat, albeit less, challenging economic environment in 2015. Challenging and uncertain economic and real estate market conditions have, and thus could continue to negatively impact the Company’s results of operations. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Company in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Company could experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2014, approximately 94% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 45% were commercial real estate loans, 34% were residential real estate loans, 20% were construction and development loans and 1% were other real estate loans. In total these loans make up approximately 98% of the Company’s non-performing loans at December 31, 2014. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans deteriorated in 2008, 2009 and the first half of 2010 as a result of adverse conditions in the real estate market within the Company’s markets. While conditions have stabilized somewhat since the second half of 2010, if residential real estate prices again decline or demand weakens, that could again result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. Renewed adverse economic and real estate market conditions could lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers.

At December 31, 2014, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. Although conditions in the Company’s market have improved over the last three years, these industries continue to experience challenges as a result of the continued sluggish economy. If the economic environment in the Company’s market weakens in 2015 or beyond, these industry concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause the Company’s earnings to be negatively impacted. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s earnings.

We expect that foreclosed real estate expense will continue to be a material component of noninterest expense.

As the Company continues to resolve non-performing real estate loans, it continues to have elevated levels of other real estate owned primarily through foreclosures of raw land and foreclosures of properties from commercial real estate developers. Expense related to other real estate owned consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as the Company’s level of other real estate owned remains elevated, and also if local real estate values again begin to decline, negatively affecting the Company’s results of operations.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford, Putnam, and Sumner counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets, although continuing to stabilize, remain challenging and continue to negatively affect the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels, though improving, remained elevated in 2014. The Company cannot assure that economic conditions in its markets will improve during 2015 or thereafter, and continued weak economic conditions in the Company’s markets could cause the Company to continue to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio, provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, the Bank’s earnings and capital could be significantly and adversely affected.

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

Changes that became effective on January 1, 2015 to capital requirements for bank holding companies and depository institutions may negatively impact the Company’s and the Bank’s results of operations.

In July 2013, the FRB and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

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

In recent years, the Company has undertaken various initiatives to enhance its credit review, loan administration and special asset management and administration procedures, and believes that these enhancements have begun to reduce the levels of the Company’s problem and potential problem assets. However, continued improvement is dependent to a degree on market conditions and other factors beyond the Company’s control and if the Company is unable to successfully manage its problem and potential problem assets in a timely manner, it could experience materially increased loan losses and other real estate expenses.

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

Because of significant competitive pressures in the Company’s market and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Company’s net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. The Company also expects loan pricing to remain competitive in 2015 and believes that economic factors affecting broader markets will likely result in reduced yields for the Company’s investment securities portfolio as prepayments continue to escalate. As a result, the Company’s net interest margin, and consequently its profitability, may continue to be negatively impacted in 2015 and beyond.

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

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.

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

The Company’s common stock is not traded through an organized exchange, but rather is traded in individually-arranged transactions between buyers and sellers. Therefore, recent prices at which the stock has traded may not necessarily reflect the actual value of the Company’s common stock. A shareholder’s ability to sell the shares of Company common stock in a timely manner may be substantially limited by the lack of a trading market for the common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-five branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 4347 Lebanon Road in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 701 East Spring Street, Cookeville, Tennessee; a Loan Production Office at 393 Maple Street Suite 100-A in Gallatin, Tennessee and a Loan Production Office at 161 Harold court in Franklin, Tennessee.

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

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space The Bank owns a building at 217 Donelson Pike, Donelson, Tennessee which occupies approximately 8,000 square feet of space. The bank currently leases the facilities for the Cookeville office which opened in late January 2015, but will begin construction on a permanent location in the second quarter of 2015. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its Loan Production office in Gallatin, and its space in the McKendree Village which are leased. The Bank also leases space at seven locations within Wilson County, DeKalb County, Rutherford County, Davidson County, Smith County and Cannon County where it maintains and operates automatic teller machines.

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

During the fourth quarter of 2012, the Bank was served with a complaint filed in the Circuit Court of Rutherford County, Tennessee in the matter Tony M. Hinson and Amanda H. Gallagher vs. Wilson Bank and Trust, et al. (Civil Action No. 65380). The complaint alleges violations of the Tennessee Consumer Protection Act, common law and statutory fraud, forgery, and unauthorized alteration, breach of contract, business libel and defamation and breach of fiduciary duty arising out of alleged improper conduct by a former officer of the Bank related to certain lending transactions with the plaintiffs. The plaintiffs are seeking, among other remedies, injunctive relief, compensatory and punitive damages in the amount of $10,000,000, treble damages and the recovery of attorney’s fees and costs. On November 21, 2012, the Bank filed a motion to dismiss the complaint the complaint, which was denied on August 23, 2013. The Bank filed an answer on and counterclaim on October 11, 2013 and the parties are currently in the discovery process. We cannot say at this time what effect the discovery process will have on the litigation but the Bank believes that this action is without merit and intends to defend itself vigorously. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” on page 91 of the Company’s 2014 Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2014.

Item 6. Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 15 of the Company’s 2014 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 16 through 41 of the Company’s 2014 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 35 of the Company’s 2014 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 44 through 90 of the Company’s 2014 Annual Report and are incorporated herein by reference.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on pages 42 and 43 of Wilson Bank Holding Company’s 2014 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 204 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2015 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (62)—Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Elmer Richerson (62)—Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Gary Whitaker (57)—Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (50)—Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN.

John McDearman (46)—Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. Currently he serves as Executive Vice President, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio and the supervision of the Sumner County offices.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which will be provided to any person, without charge, upon request to the Company at 623 West Main Street, Lebanon, Tennessee 37087, Attention: Corporate Secretary. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct either in a Current Report on Form 8-K or on its website, in each case in accordance with the rules and regulations of the SEC.

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2015 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors – Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2015 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials filed in connection with the 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2015 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2014 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003 and a four for three stock split in the form of a stock dividend paid on May 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	43,569	$38.03	37,250
Equity compensation plans not approved by shareholders	—	—	—

Total	43,569	$38.03	37,250

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2015 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors – Director Independence” in the Company’s definitive proxy materials filed in connection with the 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2015 Annual Meeting of Shareholders.

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

WILSON BANK HOLDING COMPANY

By:	/s/ J. Randall Clemons
J. Randall Clemons
President and Chief Executive Officer

Date:	March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2015

/s/ H. Elmer Richerson H. Elmer Richerson	Executive Vice President & Director	March 13, 2015

/s/ Charles Bell Charles Bell	Director	March 13, 2015

/s/ Jack W. Bell Jack W. Bell	Director	March 13, 2015

/s/ Mackey Bentley Mackey Bentley	Director	March 13, 2015

/s/ James F. Comer James F. Comer	Director	March 13, 2015

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 13, 2015

/s/ John B. Freeman John B. Freeman	Director	March 13, 2015

/s/ William P. Jordan William P. Jordan	Director	March 13, 2015

/s/Harold R. Patton Harold R. Patton	Director	March 13, 2015

/s/ James Anthony Patton James Anthony Patton	Director	March 13, 2015

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

10.3

Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-20402)).*

10.4

Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.5

Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.6

Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).*

10.7

Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.8

Amendment, dated December 30, 2008, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.9

Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.10

Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.11

Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.12

Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.13

Executive Salary Continuation Agreement dated as of July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.14

Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.15

Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.16

Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.17

Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.18

Amendment, dated November 23, 2012, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.19

Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.20

Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.21

Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.22

Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.23

Amendment, dated November 23, 2012 to Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated as of July 28, 2006 by and between Wilson Bank and John C. McDearman III (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.24

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.25

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.26

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.27

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.28

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.29

Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.30

Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.31

Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.32

Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.33

Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.34

Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.35

Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.36

Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.37

Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.38

Executive Survivor Income Agreement, dated April 14, 2014, by and between the Bank and Lisa Pominski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.39

Executive Survivor Income Agreement, dated April 14, 2014, by and between the Bank and Gary Whitaker (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.40

Executive Survivor Income Agreement, dated April 14, 2014, by and between the Bank and John C. McDearman, III (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.41

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and J. Randall Clemons (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.42

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and H. Elmer Richerson (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.43

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and Jack Bell (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.44

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and James Comer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.45

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and James Patton (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2014 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Management compensatory plan or contract