Form 10-Q
period 2015-03-31
WILSON BANK HOLDING CO
filed 2015-05-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Common stock outstanding: 7,609,877 shares at May 8, 2015

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in Thousands Except Per Share Amounts)
Assets
Loans	$1,378,279	$1,352,437
Less: Allowance for loan losses	(22,498)	(22,572)

Net loans	1,355,781	1,329,865

Securities:
Held to maturity, at cost (market value $28,389 and $28,400, respectively)	28,154	28,123
Available-for-sale, at market (amortized cost $335,801 and $347,520, respectively)	336,611	346,420

Total securities	364,765	374,543

Loans held for sale	11,983	9,466
Restricted equity securities	3,012	3,012
Federal funds sold	20,005	16,005

Total earning assets	1,755,546	1,732,891
Cash and due from banks	74,507	52,002
Bank premises and equipment, net	40,350	40,123
Accrued interest receivable	5,685	5,463
Deferred income tax asset	8,470	9,171
Other real estate	7,033	7,298
Bank owned life insurance and annuity contracts	25,125	17,331
Other assets	3,875	4,158
Goodwill	4,805	4,805

Total assets	$1,925,396	$1,873,242

Liabilities and Stockholders’ Equity
Deposits	$1,702,335	$1,660,270
Securities sold under repurchase agreements	2,619	3,437
Accrued interest and other liabilities	13,276	8,643

Total liabilities	1,718,230	1,672,350

Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,609,877 and 7,571,968 shares, respectively	15,220	15,144
Additional paid-in capital	59,384	57,709
Retained earnings	132,062	128,718
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $310 and $421, respectively	500	(679)

Total stockholders’ equity	207,166	200,892

Total liabilities and stockholders’ equity	$1,925,396	$1,873,242

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Interest income:
Interest and fees on loans	$17,108	$16,043
Interest and dividends on securities:
Taxable securities	1,611	1,600
Exempt from Federal income taxes	171	164
Interest on loans held for sale	70	51
Interest on Federal funds sold	37	46
Interest and dividends on restricted securities	30	30

Total interest income	19,027	17,934

Interest expense:
Interest on negotiable order of withdrawal accounts	366	391
Interest on money market and savings accounts	505	600
Interest on certificates of deposit	1,343	1,508
Interest on securities sold under repurchase agreements	2	9

Total interest expense	2,216	2,508

Net interest income before provision for loan losses	16,811	15,426
Provision for loan losses	75	249

Net interest income after provision for loan losses	16,736	15,177

Non-interest income:
Service charges on deposit accounts	1,099	916
Other fees and commissions	2,541	1,947
Gain on sale of other real estate	18	—
Gain on sale of loans	863	501

Total non-interest income	4,521	3,364

Non-interest expense:
Salaries and employee benefits	7,252	6,707
Occupancy expenses, net	766	696
Furniture and equipment expense	498	406
Data processing expense	531	578
Directors’ fees	176	182
Other operating expenses	2,879	2,884
Write downs and loss on sale of other real estate, net	—	160
Loss on sale of other assets	1	4

Total non-interest expense	12,103	11,617

Earnings before income taxes	9,154	6,924
Income taxes	3,538	2,752

Net earnings	$5,616	$4,172

Weighted average number of shares outstanding-basic	7,597,396	7,522,280

Weighted average number of shares outstanding-diluted	7,600,781	7,526,636

Basic earnings per common share	$.74	$.55

Diluted earnings per common share	$.74	$.55

Dividends per share	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Net earnings	$5,616	$4,172

Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of income taxes of $731 and $735, respectively	1,179	1,185

Other comprehensive earnings	1,179	1,185

Comprehensive earnings	$6,795	$5,357

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2015	2014
	(In Thousands)
Cash flows from operating activities:
Interest received	$19,278	$18,161
Fees and commissions received	3,640	2,863
Proceeds from sale of loans held for sale	33,204	19,670
Origination of loans held for sale	(34,858)	(18,462)
Interest paid	(2,391)	(2,757)
Cash paid to suppliers and employees	(9,669)	(9,226)
Income taxes paid	(683)	(784)

Net cash provided by operating activities	8,521	9,465

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	158	152
Proceeds from maturities, calls, and principal payments of available-for-sale securities	14,359	21,278
Purchase of held-to-maturity securities	(249)	(2,665)
Purchase of available-for-sale securities	(3,053)	(48,026)
Loans made to customers, net of repayments	(26,096)	(8,675)
Purchase of Bank owned life insurance	(7,402)	(5,000)
Purchase of premises and equipment	(844)	(1,426)
Proceeds from sale of other real estate	388	1,521
Proceeds from sale of other assets	10	—

Net cash used in investing activities	(22,729)	(42,841)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	49,385	53,089
Net decrease in time deposits	(7,320)	(6,130)
Net decrease in securities sold under repurchase agreements	(818)	(2,461)
Dividends paid	(2,272)	(2,250)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,603	1,607
Repurchase of common stock	—	(94)
Proceeds from exercise of stock options	135	81

Net cash provided by financing activities	40,713	43,842

Net increase in cash and cash equivalents	26,505	10,466
Cash and cash equivalents at beginning of period	68,007	111,504

Cash and cash equivalents at end of period	$94,512	$121,970

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2015 and 2014

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2015	2014
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$5,616	$4,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,090	1,026
Provision for loan losses	75	249
(Gain) loss on sale of other real estate	(18)	160
Loss on sale of other assets	1	4
Stock option compensation	13	13
Increase in taxes payable	2,885	2,609
(Increase) decrease in loans held for sale	(2,517)	707
Increase in deferred tax assets	(30)	(641)
(Increase) decrease in other assets, net	(120)	216
Increase in interest receivable	(222)	(295)
Increase in other liabilities	1,923	1,494
Decrease in interest payable	(175)	(249)

Total adjustments	$2,905	$5,293

Net cash provided by operating activities	$8,521	$9,465

Supplemental schedule of non-cash activities:
Unrealized gain in values of securities available-for-sale, net of taxes of $731 and $735 for the three months ended March 31, 2015 and 2014, respectively	$1,179	$1,185

Non-cash transfers from loans to other real estate	$105	$388

Non-cash transfers from other real estate to loans	$—	$54

Non-cash transfers from loans to other assets	$—	$—

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, Smith, and Putnam Counties, Tennessee.

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2014 Annual Report previously filed on Form 10-K.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with Wilson Bank Holding Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to Wilson Bank Holding Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2014 and at March 31, 2015, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Generally, loans with an identified weakness and principal balance of $100,000 or more are subject to individual identification for impairment. During the first quarter of 2015, the Company increased the level of individual impairment on loans to $500,000, as the Company continues to see improvements in all areas of the business. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess is charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for loans of a similar type greater than $500,000.

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

Recently Adopted Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, to reduce the diversity in reporting when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted this ASU in the first quarter of 2014 using the prospective method and had no loans that met the above stated criteria as of March 31, 2015.

Other than the one disclosed above, there were no recently issued accounting pronouncements that are expected to materially impact the Company.

Note 2. Loans and Allowance for Loan Losses

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

The following schedule details the loans of the Company at March 31, 2015 and December 31, 2014:

	(In Thousands)
	March 31, 2015	December 31, 2014
Mortgage Loans on real estate
Residential 1-4 family	$352,539	$350,758
Multifamily	40,546	31,242
Commercial	564,943	564,965
Construction	257,936	245,830
Farmland	30,879	30,236
Second mortgages	8,868	9,026
Equity lines of credit	43,728	41,496

Total mortgage loans on real estate	1,299,439	1,273,553

Commercial loans	30,357	30,000

Agricultural loans	1,559	1,670

Consumer installment loans
Personal	37,825	37,745
Credit cards	2,987	3,280

Total consumer installment loans	40,812	41,025

Other loans	10,615	10,530

	1,382,782	1,356,778

Net deferred loan fees	(4,503)	(4,341)

Total loans	1,378,279	1,352,437

Less: Allowance for loan losses	(22,498)	(22,572)

Net Loans	$1,355,781	$1,329,865

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

Transactions in the allowance for loan losses for the three months ended March 31, 2015 and year ended December 31, 2014 are summarized as follows:

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2015
Allowance for loan losses:
Beginning balance	$5,582	172	9,578	5,578	795	61	304	176	326	22,572
Provision	29	51	(935)	730	(85)	52	35	76	122	75
Charge-offs	(64)	—	—	—	—	(20)	—	—	(170)	(254)
Recoveries	14	—	1	7	—	—	—	4	79	105

Ending balance	$5,561	223	8,644	6,315	710	93	339	256	357	22,498

Ending balance individually evaluated for impairment	$243	—	1,110	—	52	—	—	—	—	1,405

Ending balance collectively evaluated for impairment	$5,318	223	7,534	6,315	658	93	339	256	357	21,093

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$352,539	40,546	564,943	257,936	30,879	8,868	43,728	30,357	52,986	1,382,782

Ending balance individually evaluated for impairment	$1,737	—	9,889	—	574	—	—	—	—	12,200

Ending balance collectively evaluated for impairment	$350,802	40,546	555,054	257,936	30,305	8,868	43,728	30,357	52,986	1,370,582

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$4,935	77	10,918	5,159	618	205	300	395	328	22,935
Provision	1,059	95	(378)	102	176	(164)	3	(641)	246	498
Charge-offs	(468)	—	(968)	(7)	—	—	—	(37)	(387)	(1,867)
Recoveries	56	—	6	324	1	20	1	459	139	1,006

Ending balance	$5,582	172	9,578	5,578	795	61	304	176	326	22,572

Ending balance individually evaluated for impairment	$376	—	1,135	—	120	—	—	—	—	1,631

Ending balance collectively evaluated for impairment	$5,206	172	8,443	5,578	675	61	304	176	326	20,941

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$350,758	31,242	564,965	245,830	30,236	9,026	41,496	30,000	53,225	1,356,778

Ending balance individually evaluated for impairment	$3,061	—	6,455	—	701	280	—	—	—	10,497

Ending balance collectively evaluated for impairment	$347,697	31,242	558,510	245,830	29,535	8,746	41,496	30,000	53,225	1,346,281

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

Impaired Loans

At March 31, 2015, the Company had certain impaired loans of $4,694,000 which were on non-accruing interest status. At December 31, 2014, the Company had certain impaired loans of $574,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at March 31, 2015 and December 31, 2014.

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2015
With no related allowance recorded:
Residential 1-4 family	$1,002	974	—	1,446	15
Multifamily	—	—	—	—	—
Commercial real estate	5,135	5,121	—	3,244	(1)
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	141	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$6,137	6,095	—	4,831	14

With allowance recorded:
Residential 1-4 family	$772	763	243	996	12
Multifamily	—	—	—	—	—
Commercial real estate	4,806	6,472	1,110	4,969	53
Construction	—	—	—	—	—
Farmland	574	574	52	638	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$6,152	7,809	1,405	6,603	65

Total
Residential 1-4 family	$1,774	1,737	243	2,442	27
Multifamily	—	—	—	—	—
Commercial real estate	9,941	11,593	1,110	8,213	52
Construction	—	—	—	—	—
Farmland	574	574	52	638	—
Second mortgages	—	—	—	141	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$12,289	13,904	1,405	11,434	79

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2014
With no related allowance recorded:
Residential 1-4 family	$1,891	1,854	—	1,081	114
Multifamily	—	—	—	—	—
Commercial real estate	1,352	2,188	—	5,984	95
Construction	—	—	—	673	—
Farmland	—	—	—	—	—
Second mortgages	281	280	—	222	3
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—

	$3,524	4,322	—	7,960	212

With allowance recorded:
Residential 1-4 family	$1,219	1,207	376	1,363	61
Multifamily	—	—	—	—	—
Commercial real estate	5,131	6,811	1,135	5,755	202
Construction	—	—	—	1,815	—
Farmland	702	701	120	767	7
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—

	$7,052	8,719	1,631	9,700	270

Total:
Residential 1-4 family	$3,110	3,061	376	2,444	175
Multifamily	—	—	—	—	—
Commercial real estate	6,483	8,999	1,135	11,739	297
Construction	—	—	—	2,488	—
Farmland	702	701	120	767	7
Second mortgages	281	280	—	222	3
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—

	$10,576	13,041	1,631	17,660	482

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

Troubled Debt Restructuring

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDR’s are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

The following table summarizes the carrying balances of TDRs at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Performing TDRs	$4,387	4,443
Nonperforming TDRs	3,486	3,597

Total TDRs	$7,873	8,040

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the three months ended March 31, 2015 and the year ended December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	6	$1,346	$1,218
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	2	1,020	1,020
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	1	3	3
Agricultural, installment and other	1	2	2	1	1	1

Total	1	$2	$2	10	$2,370	$2,242

As of March 31, 2015 and December 31, 2014, the Company did not have any loans previously classified as troubled debt restructurings subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of March 31, 2015, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $718,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $35.6 million at March 31, 2015 compared to $35.8 million at December 31, 2014. Potential problem loans represent those loans with a well defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating:

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural Installment and Other	Total
March 31, 2015
Credit Risk Profile by Internally Assigned Rating
Pass	$342,965	40,546	541,373	257,547	29,935	8,023	43,535	30,337	52,874	1,347,135
Special Mention	5,941	—	13,160	338	34	274	187	17	8	19,959
Substandard	3,633	—	10,410	51	910	571	6	3	104	15,688
Doubtful	—	—	—	—	—	—	—	—	—	—

Total	$352,539	40,546	564,943	257,936	30,879	8,868	43,728	30,357	52,986	1,382,782

December 31, 2014
Credit Risk Profile by Internally Assigned Rating
Pass	$339,529	31,242	545,301	243,416	29,260	8,007	41,274	29,893	53,048	1,320,970
Special Mention	7,681	—	13,313	2,362	57	347	176	18	16	23,970
Substandard	3,548	—	6,351	52	919	672	46	89	161	11,838
Doubtful	—	—	—	—	—	—	—	—	—	—

Total	$350,758	31,242	564,965	245,830	30,236	9,026	41,496	30,000	53,225	1,356,778

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Government-sponsored enterprises (GSEs)*	$126,302	$338	$623	$126,017
Mortgage-backed:
GSE residential	165,971	1,132	234	166,869
Asset-backed:
SBAP	29,571	280	50	29,801
Obligations of states and political subdivisions	13,957	84	117	13,924

	$335,801	$1,834	$1,024	$336,611

	March 31, 2015
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$7,351	$82	$113	$7,320
Obligations of states and political subdivisions	20,803	310	44	21,069

	$28,154	$392	$157	$28,389

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks and Government National Mortgage Association.

	December 31, 2014
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Government-sponsored enterprises (GSEs)*	$131,767	129	1,329	130,567
Mortgage-backed:
GSE residential	170,802	731	464	171,069
Asset-backed:
SBAP	30,627	98	205	30,520
Obligations of states and political subdivisions	14,324	98	158	14,264

	$347,520	1,056	2,156	346,420

	December 31, 2014
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$7,398	76	147	7,327
Obligations of states and political subdivisions	20,725	389	41	21,073

	$28,123	465	188	28,400

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Banks, Federal Farm Credit Banks and Government National Mortgage Association.

The amortized cost and estimated market value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$3,133	$3,165	$2,001	$2,002
Due after one year through five years	10,139	10,295	59,146	59,080
Due after five years through ten years	3,741	3,769	148,273	148,496
Due after ten years	11,141	11,160	126,381	127,033

	$28,154	$28,389	$335,801	$336,611

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2015	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$—	$—	—	$3,067	$113	3	$3,067	$113
Obligations of states and political subdivisions	7,723	31	19	836	13	2	8,559	44

	$7,723	$31	19	$3,903	$126	5	$11,626	$157

Available-for-Sale Securities:
US Government - Sponsored enterprises (GSEs)	$17,898	$37	5	$57,853	$586	18	$75,751	$623
Mortgage-backed:
GSEs residential	34,835	169	22	9,486	65	8	44,321	234
Asset-backed: SBAP	5,872	50	4	—	—	—	5,872	50
Obligations of states and political subdivisions	1,036	9	3	4,442	108	12	5,478	117

	$59,641	$265	34	$71,781	$759	38	$131,422	$1,024

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2014	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$—	$—	—	$4,674	$147	4	$4,674	$147
Obligations of states and political subdivisions	—	—	—	2,577	41	6	2,577	41

	$—	$—	—	$7,251	$188	10	$7,251	$188

Available-for-Sale Securities:
GSEs	$34,753	$143	10	$74,250	$1,186	24	$109,003	$1,329
Mortgage-backed:
GSE residential	66,504	279	36	22,172	185	13	88,676	464
Asset-backed: SBAP	16,114	205	9	—	—	—	16,114	205
Obligations of states and political subdivisions	2,078	8	4	4,699	150	13	6,777	158

	$119,449	$635	59	$101,121	$1,521	50	$220,570	$2,156

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2015 and 2014:

	2015	2014
	(Dollars in Thousands
	Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common Stockholders	$5,616	$4,172

Denominator – Weighted average number of common shares outstanding	7,597,396	7,522,280

Basic earnings per common share	$.74	$.55

Diluted EPS Computation:
Numerator – Earnings available to common Stockholders	$5,616	$4,172

Denominator – Weighted average number of common shares outstanding	7,597,396	7,522,280
Dilutive effect of stock options	3,385	4,356

	7,600,781	7,526,636

Diluted earnings per common share	$.74	$.55

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2015, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2015.

As of March 31, 2015, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the state of Tennessee for the years ended December 31, 2012 through 2014 and the IRS for the years ended December 31, 2012 through 2014.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2015 is as follows:

Commitments to extend credit	$325,328,000
Standby letters of credit	$32,318,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2015 will not have a material impact on the Company’s financial statements.

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

Other real estate owned — Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to construction and land development, other land secured loans, and commercial real estate loans for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of non-interest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in non-interest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present the financial instruments carried at fair value as of March 31, 2015 and December 31, 2014, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2015
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$126,017	—	126,017	—
Mortgage-backed securities	166,869	—	166,869	—
Asset-backed securities	29,801	—	29,801	—
State and municipal securities	13,924	—	13,924	—

Total investment securities available-for-sale	336,611	—	336,611	—
Other assets	25,125	—	—	25,125

Total assets at fair value	$361,736	—	336,611	25,125

December 31, 2014
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$130,567	—	130,567	—
Mortgage-backed securities	171,069	—	171,069	—
Asset-backed securities	30,520	—	30,520	—
State and municipal securities	14,264	—	14,264	—

Total investment securities available-for-sale	346,420	—	346,420	—
Other assets	17,331	—	—	17,331

Total assets at fair value	$363,751	—	346,420	17,331

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2015
Other real estate owned	$7,033	—	—	7,033
Impaired loans, net (¹)	10,795	—	—	10,795

Total	$17,828	—	—	17,828

December 31, 2014
Other real estate owned	$7,298	—	—	7,298
Impaired loans, net (¹)	8,866	—	—	8,866

Total	$16,164	—	—	16,164

(¹)	Amount is net of a valuation allowance of $1.4 million at March 31, 2015 and $1.6 million at December 31, 2014 as required by ASC 310, “Receivables.”

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2015, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2015 and 2014 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2015		2014
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$17,331	—	$11,390	—
Total realized gains included in income	392	—	47	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	7,402	—	5,000	—
Transfers out of Level 3	—	—	—	—

Fair value, March 31	$25,125	—	$16,437	—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$392	—	$47	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Off-Balance Sheet Instruments — The fair values of the Company’s off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

(in Thousands)	Carrying/ Notional Amount	Estimated Fair Value (¹)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2015
Financial assets:
Securities held-to-maturity	$28,154	28,389	—	28,389	—
Loans, net	1,355,781	1,373,614	—	—	1,373,614
Mortgage loans held-for-sale	11,983	11,983	—	—	11,983
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,704,954	1,581,942	—	—	1,581,942
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2014
Financial assets:
Securities held-to-maturity	$28,123	28,400	—	28,400	—
Loans, net	1,329,865	1,346,569	—	—	1,346,569
Mortgage loans held-for-sale	9,466	9,466	—	—	9,466
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,663,707	1,530,607	—	—	1,530,607
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(¹)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market areas, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from recently effective changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) potential for additional losses, if any, related to the lawsuits described under Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, (xiv) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xv) the possibility of additional increases to compliance costs as a result of increased regulatory oversight; and (xvi) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The allowance allocation begins with a process of estimating the probable losses in each of the twelve loan segments. The estimates for these loans are based on our historical loss data for that category over the last twenty quarters.

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

Other-than-temporary Impairment. Impaired securities are assessed quarterly for the presence of other-than-temporary impairment (“OTTI”). A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. To determine whether OTTI has occurred, management considers factors such as (1) length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospectus of the issuer, and (3) the Bank’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If management deems a security to be OTTI, management reviews the present value of the future cash flows associated with the security. A shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. If management concludes that no credit loss exists and it is not “more-likely-than-not” that it will be required to sell the security before the recovery of the security’s cost basis, then the security is not deemed OTTI and the shortfall is recorded as a component of equity.

Results of Operations

Net earnings increased 34.61% to $5,616,000 for the three months ended March 31, 2015 from $4,172,000 in the first three months of 2014. The increase in net earnings for the period ended March 31, 2015, compared to the same period in 2014, was related primarily to an increase in net interest income and an increase in noninterest income, offset in part by an increase in noninterest expense. Net yield on earning assets was 3.71% for the three months ended March 31, 2015 and 3.68% for the same period in 2014, and the net interest spread was 3.62% for the three months ended March 31, 2015 compared to 3.58% for the three months ended March 31, 2014. The reduction in yield on interest-bearing deposits exceeding the reduction in yield on assets caused the net interest spread in the first quarter of 2015 to increase as compared to the comparable period in 2014.

The average balances, interest, and average rates for the three-month periods ended March 31, 2015 and March 31, 2014 are presented in the following table:

	March 31, 2015			March 31, 2014
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest	$1,362,659	5.02%	17,108	$1,212,398	5.29%	16,043
Investment securities — taxable	335,427	1.92	1,611	340,656	1.88	1,600
Investment securities — tax exempt	34,011	2.01	171	29,497	2.22	164
Taxable equivalent adjustment	—	1.04	88	—	1.15	84

Total tax-exempt investment securities	34,011	3.05	259	29,497	3.37	248

Total investment securities	369,438	2.02	1,870	370,153	2.00	1,848

Loans held for sale	7,915	3.54	70	4,761	4.28	51
Federal funds sold	79,311	0.19	37	97,008	.19	46
Restricted equity securities	3,012	3.98	30	3,012	3.98	30

Total earning assets	1,822,335	4.20	19,115	1,687,332	4.27%	18,018

Cash and due from banks	9,469			10,704
Allowance for loan losses	(22,535)			(23,141)
Bank premises and equipment	40,299			38,498
Other assets	52,600			49,800

Total assets	$1,902,168			$1,763,193

	March 31, 2015			March 31, 2014
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$379,590	.39%	366	$335,583	.47%	391
Money market demand accounts	492,045	.32	389	420,310	.44	464
Individual retirement accounts	90,988	1.04	237	94,997	1.15	273
Other savings deposits	102,836	.45	116	96,011	.57	136
Certificates of deposit $100,000 and over	231,228	1.05	608	252,870	1.06	670
Certificates of deposit under $100,000	222,781	.89	498	237,628	.95	565

Total interest-bearing deposits	1,519,468	.58	2,214	1,437,399	.70	2,499
Securities sold under repurchase agreements	3,116	.26	2	7,751	.46	9
Federal funds purchased	—	—	—	—	—	—
Advances from Federal Home Loan Bank	—	—	—	—	—	—

Total interest-bearing liabilities	1,522,584	.58	2,216	1,445,150	.69	2,508

Demand deposits	166,984			130,563
Other liabilities	10,681			9,212
Stockholders’ equity	201,919			178,268

Total liabilities and stockholders’ equity	$1,902,168			$1,763,193

Net interest income, on a tax equivalent basis			$16,899			$15,510

Net yield on earning assets (1)		3.71%			3.68%

Net interest spread (2)		3.62%			3.58%

(1)	Net interest income divided by average interest-earning assets.
(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields and an increase in the yields on taxable securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $1,093,000, or 6.09%, during the three months ended March 31, 2015 as compared to the same period in 2014. The ratio of average earning assets to total average assets was 95.8% and 95.7% for the three months ended March 31, 2015 and March 31, 2014, respectively.

Interest expense decreased $292,000, or 11.64%, for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease for the quarter ended March 31, 2015 as compared to the prior year’s comparable period was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts. The increase in interest income and decrease in interest expense resulted in an increase in net interest income, before the provision for loan losses, of $1,385,000 to $16,811,000 for the first three months of 2015 as compared to $15,426,000 the same period in 2014.

Provision for Loan Losses

The allowance for loan losses totaled $22,498,000 as of March 31, 2015 compared to $22,572,000 as of December 31, 2014 and $23,325,000 as of March 31, 2014. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first quarter of 2015 totaled approximately $149,000 compared to approximately $142,000 of net recoveries and $321,000 of net chargeoffs for the first quarters of 2014 and 2013, respectively. Overall, net charge offs were down for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 due to an overall improvement in the Company’s loan portfolio. Although the Company has experienced modest loan growth of 1.91% and an overall stabilization in the loan portfolio, in accordance with the Company’s quarterly allowance calculation management continues to fund the allowance for loan losses through general provisions. Reflecting the improving asset quality trends experienced by the Company in the first quarter of 2015, the provision for loan losses during the quarter ended March 31, 2015 was $75,000, down $174,000 from the $249,000 incurred in the first quarter of 2014.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The allowance for loan losses (net of charge-offs and recoveries) was $22,498,000 at March 31, 2015, a decrease of .33% from $22,572,000 at December 31, 2014 and a decrease of $827,000, or 3.55%, from March 31, 2014. The allowance for loan losses was 1.63%, 1.66%, and 1.92% of total loans at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Management believes the allowance for loan losses at March 31, 2015 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the three months ended March 31, 2015 increased 34.39% to $4,521,000 from $3,364,000 for the same period in 2014. The Company’s non-interest income in the first three months of 2015 increased from the first three months of 2014 in part due to a increase in service charges on deposit accounts, an increase in other fees and commissions, and an increase in gain on the sale of loans. Gain on sale of loans increased $362,000, or 72.26%, to $863,000 during the three months ended March 31, 2015 compared to the same period in 2014, relating primarily to the increase in mortgage volumes. Service charges on deposit accounts increased $183,000, or 19.98%, to $1,099,000 during the three months ended March 31, 2015 compared to the same period in 2014 as a result of a new overdraft program implemented by the Bank in the third quarter of 2014. Other fees and commissions increased $594,000, or 30.51%, to $2,541,000 during the three months ended March 31, 2015 compared to the same period in 2014, relating primarily to an increase in brokerage income and an increase in life insurance income between the two time periods. Other fees and commissions include income on brokerage accounts, insurance policy income, and various other fees. Service charges on deposit accounts and other non-interest income generally reflect the Company’s growth, while fees for origination of mortgage loans and brokerage fees and commissions will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $486,000, or 4.18%, to $12,103,000 during the first three months of 2015 compared to the same period in 2014. The increase in non-interest expenses for the three months ended March 31, 2015 when compared to the comparable period in 2014 is primarily attributable to an increase in salaries and employees benefits expense associated with an increase in the number of employees necessary to support the Company’s growing operations. Loss on the sale of other real estate decreased from a loss of $160,000 for the three months ended March 31, 2014 to a gain of $18,000 for the three months ended March 31, 2015 due to a lower volume of foreclosures as well as improved economic conditions and an improved housing market.

Income Taxes

The Company’s income tax expense was $3,538,000 for the three months ended March 31, 2015, an increase of $786,000 over the comparable period in 2014. The percentage of income tax expense to net income before taxes was 38.65% and 39.75% for the three months ended March 31, 2015 and March 31, 2014, respectively.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 2.78% to $1,925,396,000 during the three months ended March 31, 2015 from $1,873,242,000 at December 31, 2014. Loans, net of allowance for loan losses, totaled $1,355,781,000 at March 31, 2015, a 1.95% increase compared to $1,329,865,000 at December 31, 2014. Securities decreased $9,778,000, or 2.61%, to $364,765,000 at March 31, 2015 from $374,543,000 at December 31, 2014. Federal funds sold increased to $20,005,000 at March 31, 2015 from $16,005,000 at December 31, 2014.

Total liabilities increased by 2.74% to $1,718,230,000 at March 31, 2015 compared to $1,672,350,000 at December 31, 2014. The increase in total liabilities since December 31, 2014 was composed of a $42,065,000, or 2.53%, increase in total deposits and a $4,633,000, or 53.60%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities is attributable to an increase in employee bonus payable as well as an increase in federal and state taxes payable.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2015 and December 31, 2014.

Loans on Nonaccrual Status

	In Thousands
	2015	2014
Residential 1-4 family	$42	42
Multifamily	—	—
Commercial real estate	4,120	—
Construction	—	—
Farmland	574	574
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—

Total	$4,736	$616

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2015
Residential 1-4 family	$5,256	891	1,143	7,290	345,249	352,539	$1,101
Multifamily	—	—	—	—	40,546	40,546	—
Commercial real estate	1,890	—	5,363	7,253	557,690	564,943	1,243
Construction	3,013	135	1	3,149	254,787	257,936	1
Farmland	313	5	574	892	29,987	30,879	—
Second Mortgages	364	2	105	471	8,397	8,868	105
Equity Lines of Credit	77	187	6	270	43,458	43,728	6
Commercial	312	—	—	312	30,045	30,357	—
Agricultural, installment and other	513	165	93	771	52,215	52,986	93

Total	$11,738	1,385	7,285	20,408	1,362,374	1,382,782	$2,549

December 31, 2014
Residential 1-4 family	$6,166	1,275	1,352	8,793	341,965	350,758	$1,310
Multifamily	—	—	—	—	31,242	31,242	—
Commercial real estate	2,151	242	19	2,412	562,553	564,965	19
Construction	125	91	73	289	245,541	245,830	73
Farmland	88	—	594	682	29,554	30,236	20
Second Mortgages	286	18	70	374	8,652	9,026	70
Equity Lines of Credit	346	—	5	351	41,145	41,496	5
Commercial	37	—	—	37	29,963	30,000	—
Agricultural, installment and other	301	126	44	471	52,754	53,225	44

Total	$9,500	1,752	2,157	13,409	1,343,369	1,356,778	$1,541

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2015 totaled $7,285,000, an increase from $2,157,000 at December 31, 2014. The increase in non-performing loans during the three months ended March 31, 2015 of $5,128,000 is due primarily to an increase in non-performing commercial real estate mortgage loans of $5,344,000. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is further deterioration of local real estate values.

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

The $2.6 million increase in impaired loans at March 31, 2015 when compared to December 31, 2014 was primarily due to one loan relationship becoming impaired. Overall, the Company’s market areas have seen an increase in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge offs for the three months ended March 31, 2015 were $149,000 as compared to $142,000 in net recoveries for the three months ended March 31, 2014. The Company has continued to experience fewer foreclosures which has resulted in fewer charge offs.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $14,498,000. The internally classified loans have decreased $161,000, or 0.45%, from $35,808,000 at December 31, 2014 to $35,647,000 at March 31, 2015. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at March 31, 2015 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $11,945,000 and $15,860,000 at March 31, 2015 and December 31, 2014, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Borrowers within the real estate related loans have continued to experience some stress during the current weak economic environment; however, the Company has recently experienced an increase in demand for real estate loans. Management does not anticipate losses on residential real estate construction and development loans to exceed the amount already allocated to loan losses, unless there is further deterioration of local real estate values.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At March 31, 2015, the Company’s liquid assets totaled $249.2 million. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At March 31, 2015, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $15.7 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2015, loans totaling approximately $305 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $133.3 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At March 31, 2015, we had unfunded loan commitments outstanding of $325.3 million and outstanding standby letters of credit of $32.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2015, total stockholders’ equity was $207,166,000 or 10.76% of total assets, which compares with $200,892,000, or 10.72% of total assets, at December 31, 2014. The increase in stockholders’ equity during the three months ended March 31, 2015 results from the Company’s net income of $5,616,000, proceeds from the issuance of common stock related to exercise of stock options of $135,000, the net effect of a $1,910,000 unrealized gain on investment securities net of applicable income taxes of $731,000, cash dividends declared of $2,272,000 of which $1,603,000 was reinvested under the Company’s dividend reinvestment plan and $13,000 related to stock option compensation.

The Company and the Bank are subject to regulatory capital requirements administered by the FDIC, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015 and December 31, 2014, that the Company and Wilson Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2015, the most recent notification from the FDIC categorized Wilson Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of March 31, 2015 and December 31, 2014, an institution must have maintained minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables and not have been subject to a written agreement, order or directive to maintain a higher capital level. The minimum capital levels required to be considered well-capitalized from and after January 1, 2015, are as follows: a Tier 1 leverage capital ratio of 5%, a common equity Tier 1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8% (up from 6.0% under the previous rules) and a total risk-based capital ratio of 10%. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2015 and December 31, 2014, are also presented in the table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2015:
Total capital to risk weighted assets:
Consolidated	$220,108	15.1%	$116,614	8.0%	$145,767	10.0%
Wilson Bank	217,415	14.9	116,733	8.0	145,916	10.0
Tier 1 capital to risk weighted assets:
Consolidated	201,860	13.8	87,765	6.0	117,020	8.0
Wilson Bank	199,111	13.6	87,843	6.0	117,124	8.0
Common equity tier 1 capital to average assets:
Consolidated	201,860	13.8	65,824	4.5	95,079	6.5
Wilson Bank	199,111	13.6	65,882	4.5	95,163	6.5
Tier 1 capital to average assets:
Consolidated	201,860	10.7	75,462	4.0	N/A	N/A
Wilson Bank	199,111	10.5	75,852	4.0	94,815	5.0

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2014:
Total capital to risk weighted assets:
Consolidated	$214,779	15.0%	$114,549	8.0%	$143,186	10.0%
Wilson Bank	213,447	14.9	114,602	8.0	143,253	10.0
Tier 1 capital to risk weighted assets:
Consolidated	196,765	13.7	57,450	4.0	86,174	6.0
Wilson Bank	195,433	13.6	57,480	4.0	86,220	6.0
Tier 1 capital to average assets:
Consolidated	196,765	10.6	74,251	4.0	N/A	N/A
Wilson Bank	195,433	10.5	74,451	4.0	93,063	5.0

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. The new capital requirements were effective January 1, 2015 and included a new “Common Equity Tier I Ratio”, which has stricter rules as to what qualifies as Common Equity Tier I Capital. Comparability between the ratios at December 31, 2014 and March 31, 2015 may be limited due to a change in the capital requirements and calculation of capital ratios. A summary of the changes to the Regulatory Capital Ratios are as follows:

	Guideline in Effect At December 31, 2014		Basel III Requirements in Effect At March 31, 2015
	Minimum	Well Capitalized	Minimum	Well Capitalized
Common Equity Tier I Ratio (Common Equity to Risk Weighted Assets)	No Applicable	Not Applicable	4.5%	6.5%
Tier I Capital to Risk Weighted Assets	4%	6%	6%	8%
Total Capital to Risk Weighted Assets	8%	10%	8%	10%
Tier I Leverage Ratio	4%	5%	4%	5%

The guidelines under Basel III establish a 2.5% capital conservation buffer requirement that is phased in over three years beginning January 1, 2016. The buffer is related to Risk Weighted Assets. The Basel III minimum requirements after giving effect to the buffer are as follows:

	2016	2017	2018	2019
Common Equity Tier I Ratio	5.125%	5.75%	6.375%	7.0%
Tier I Capital to Risk Weighted Assets Ratio	6.625%	7.25%	7.875%	8.5%
Total Capital to Risk Weighted Assets Ratio	8.625%	9.25%	9.875%	10.5%

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

There have been no material changes in reported market risks during the three months ended March 31, 2015.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable.

(c) Not applicable.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 8, 2015	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 8, 2015	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer