Form 10-Q
period 2015-06-30
WILSON BANK HOLDING CO
filed 2015-08-07
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Common stock outstanding: 7,649,620 shares at August 7, 2015

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,433,461	$1,352,437
Less: Allowance for loan losses	(22,412)	(22,572)

Net loans	1,411,049	1,329,865

Securities:
Held to maturity, at cost (market value $26,251 and $28,400, respectively)	26,204	28,123
Available-for-sale, at market (amortized cost $329,655 and $347,520, respectively)	328,484	346,420

Total securities	354,688	374,543

Loans held for sale	10,076	9,466
Restricted equity securities	3,012	3,012
Federal funds sold	13,805	16,005

Total earning assets	1,792,630	1,732,891
Cash and due from banks	49,852	52,002
Bank premises and equipment, net	40,334	40,123
Accrued interest receivable	5,319	5,463
Deferred income tax asset	9,469	9,171
Other real estate	6,477	7,298
Bank owned life insurance and annuity contracts	25,543	17,331
Other assets	4,999	4,158
Goodwill	4,805	4,805

Total assets	$1,939,428	$1,873,242

Liabilities and Stockholders’ Equity
Deposits	$1,712,348	$1,660,270
Securities sold under repurchase agreements	2,212	3,437
Accrued interest and other liabilities	12,703	8,643

Total liabilities	1,727,263	1,672,350

Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued 7,610,250 and 7,571,968 shares, respectively	15,221	15,144
Additional paid-in capital	59,404	57,709
Retained earnings	138,263	128,718
Net unrealized losses on available-for-sale securities, net of income taxes of $448 and $421, respectively	(723)	(679)

Total stockholders’ equity	212,165	200,892

Total liabilities and stockholders’ equity	$1,939,428	$1,873,242

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$17,753	$16,344	$34,861	$32,387
Interest and dividends on securities:
Taxable securities	1,525	1,640	3,136	3,240
Exempt from Federal income taxes	172	168	343	332
Interest on loans held for sale	95	62	165	113
Interest on Federal funds sold	41	41	78	87
Interest and dividends on restricted securities	31	31	61	61

Total interest income	19,617	18,286	38,644	36,220

Interest expense:
Interest on negotiable order of withdrawal accounts	388	400	754	791
Interest on money market and savings accounts	493	568	998	1,168
Interest on certificates of deposit	1,307	1,464	2,650	2,972
Interest on federal funds purchased	1	—	1	—
Interest on securities sold under repurchase agreements	2	5	4	14

Total interest expense	2,191	2,437	4,407	4,945

Net interest income before provision for loan losses	17,426	15,849	34,237	31,275
Provision for loan losses	81	28	156	277

Net interest income after provision for loan losses	17,345	15,821	34,081	30,998

Non-interest income:
Service charges on deposit accounts	1,255	1,049	2,354	1,965
Other fees and commissions	2,449	2,432	4,990	4,379
Gain on sale of loans	1,133	629	1,996	1,130
Gain on the sale of fixed assets	—	7	—	7
Gain on sale of other assets	—	1	—	—
Gain on sale of other real estate	28	4	46	—
Gain on sale of securities	166	288	166	288

Total non-interest income	5,031	4,410	9,552	7,769
Non-interest expense:
Salaries and employee benefits	8,294	6,829	15,546	13,536
Occupancy expenses, net	832	696	1,598	1,392
Furniture and equipment expense	499	433	997	839
Data processing expense	557	561	1,088	1,139
Directors’ fees	181	164	357	346
Other operating expenses	2,115	3,045	4,994	5,929
Loss on the sale of fixed assets	8	—	8	—
Loss on sale of other assets	1	—	2	3
Loss on sale of other real estate	—	—	—	156

Total non-interest expense	12,487	11,728	24,590	23,340

Earnings before income taxes	9,889	8,503	19,043	15,427
Income taxes	3,688	3,349	7,226	6,101

Net earnings	$6,201	$5,154	$11,817	$9,326

Weighted average number of shares outstanding-basic	7,610,002	7,534,761	7,603,734	7,528,555

Weighted average number of shares outstanding-diluted	7,613,368	7,539,232	7,607,185	7,533,041

Basic earnings per common share	$.81	$.68	$1.55	$1.24

Diluted earnings per common share	$.81	$.68	$1.55	$1.24

Dividends per share	$—	$—	$.30	$.30

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In Thousands)
Net earnings	$6,201	$5,154	$11,817	$9,326

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $694, $1,002, $37 and $1,737, respectively	(1,121)	1,615	58	2,800
Reclassification adjustment for net gains included in net earnings, net of taxes of $64, $110, $64, and $110, respectively	(102)	(178)	(102)	(178)

Other comprehensive earnings (loss)	(1,223)	1,437	(44)	2,622

Comprehensive earnings	$4,978	$6,591	$11,773	$11,948

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Interest received	$39,722	$37,141
Fees and commissions received	7,344	6,344
Proceeds from sale of loans held for sale	76,152	42,837
Origination of loans held for sale	(74,766)	(41,445)
Interest paid	(4,660)	(5,262)
Cash paid to suppliers and employees	(19,956)	(19,761)
Income taxes paid	(7,966)	(6,571)

Net cash provided by operating activities	15,870	13,283

Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	2,048	1,062
Proceeds from maturities, calls, and principal payments of available-for-sale securities	38,908	40,693
Proceeds from the sale of available-for-sale securities	32,326	39,323
Purchase of held-to-maturity securities	(249)	(3,609)
Purchase of available-for-sale securities	(54,017)	(97,388)
Loans made to customers, net of repayments	(81,448)	(42,691)
Purchase of Bank owned life insurance	(7,654)	(5,000)
Purchase of premises and equipment	(1,449)	(2,525)
Proceeds from sale of premises and equipment	—	7
Proceeds from sale of other real estate	972	2,175
Proceeds from sale of other assets	11	1

Net cash used in investing activities	(70,552)	(67,952)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	67,945	62,121
Net decrease in time deposits	(15,867)	(18,665)
Net decrease in securities sold under repurchase agreements	(1,225)	(4,021)
Dividends paid	(2,272)	(2,250)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,603	1,606
Repurchase of common stock	—	(94)
Proceeds from exercise of stock options	148	121

Net cash provided by financing activities	50,332	38,818

Net decrease in cash and cash equivalents	(4,350)	(15,851)
Cash and cash equivalents at beginning of period	68,007	111,504

Cash and cash equivalents at end of period	$63,657	$95,653

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2015 and 2014

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$11,817	$9,326
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,172	2,096
Provision for loan losses	156	277
Loss (gain) on sale and writedown of other real estate	(46)	156
Security gains	(166)	(288)
Stock option compensation	21	23
Increase (decrease) in taxes payable	(469)	200
Loss on the sale of other assets	2	3
Gain on the sale of fixed assets	—	(7)
Decrease (increase) in loans held for sale	(610)	262
Increase in deferred tax assets	(271)	(670)
Increase in other assets, net	(1,409)	(882)
Decrease (increase) in interest receivable	144	(130)
Increase in other liabilities	4,782	3,234
Decrease in interest payable	(253)	(317)

Total adjustments	$4,053	$3,957

Net cash provided by operating activities	$15,870	$13,283

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $27 and $1,627 for the six months ended June 30, 2015 and 2014, respectively	$(44)	$2,622

Non-cash transfers from loans to other real estate	$105	$423

Non-cash transfers from other real estate to loans	$—	$1,049

Non-cash transfers from loans to other assets	$3	$—

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, Putnam and Smith Counties, Tennessee.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2014 and at June 30, 2015, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Prior to January 1, 2015, loans with an identified weakness and principal balance of $100,000 or more were subject to individual identification for impairment. During the first quarter of 2015, the Company increased the threshold for identification of individually impaired loans to $500,000, based on regulatory developments, continued improvement in loan quality trends and ratios and strengthening local economies in which the Company operates. Management believes that increasing the threshold will not materially impact the calculation of the allowance for loan losses. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type greater than $500,000 and for homogeneous pools of loans collectively evaluated.

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

The following schedule details the loans of the Company at June 30, 2015 and December 31, 2014:

	(In Thousands)
	June 30, 2015	December 31, 2014
Mortgage loans on real estate
Residential 1-4 family	$355,924	$350,758
Multifamily	50,559	31,242
Commercial	585,217	564,965
Construction and land development	277,518	245,830
Farmland	31,479	30,236
Second mortgages	8,681	9,026
Equity lines of credit	45,818	41,496

Total mortgage loans on real estate	1,355,196	1,273,553

Commercial loans	29,532	30,000

Agricultural loans	1,451	1,670

Consumer installment loans
Personal	39,279	37,745
Credit cards	3,169	3,280

Total consumer installment loans	42,448	41,025

Other loans	9,592	10,530

	1,438,219	1,356,778

Net deferred loan fees	(4,758)	(4,341)

Total loans	1,433,461	1,352,437

Less: Allowance for loan losses	(22,412)	(22,572)

Net Loans	$1,411,049	$1,329,865

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

Transactions in the allowance for loan losses for the six months ended June 30, 2015 and year ended December 31, 2014 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
June 30, 2015
Allowance for loan losses:
Beginning balance	$5,582	172	9,578	5,578	795	61	304	176	2	324	22,572
Provision	99	61	(1,122)	1,027	(250)	50	45	50	2	194	156
Charge-offs	(135)	—	(43)	(1)	—	(20)	(6)	—	(2)	(302)	(509)
Recoveries	27	—	3	22	—	—	1	5	3	132	193

Ending balance	$5,573	233	8,416	6,626	545	91	344	231	5	348	22,412

Ending balance individually evaluated for impairment	$208	—	711	—	—	—	—	—	—	—	919

Ending balance collectively evaluated for impairment	$5,365	233	7,705	6,626	545	91	344	231	5	348	21,493

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$355,924	50,559	585,217	277,518	31,479	8,681	45,818	29,532	1,451	52,040	1,438,219

Ending balance individually evaluated for impairment	$1,386	—	10,559	—	575	—	—	—	—	—	12,520

Ending balance collectively evaluated for impairment	$354,538	50,559	574,658	277,518	30,904	8,681	45,818	29,532	1,451	52,040	1,425,699

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$4,935	77	10,918	5,159	618	205	300	395	7	321	22,935
Provision	1,059	95	(378)	102	176	(164)	3	(641)	(10)	256	498
Charge-offs	(468)	—	(968)	(7)	—	—	—	(37)	—	(387)	(1,867)
Recoveries	56	—	6	324	1	20	1	459	5	134	1,006

Ending balance	$5,582	172	9,578	5,578	795	61	304	176	2	324	22,572

Ending balance individually evaluated for impairment	$376	—	1,135	—	120	—	—	—	—	—	1,631

Ending balance collectively evaluated for impairment	$5,206	172	8,443	5,578	675	61	304	176	2	324	20,941

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Loans:
Ending balance	$350,758	31,242	564,965	245,830	30,236	9,026	41,496	30,000	1,670	51,555	1,356,778

Ending balance individually evaluated for impairment	$3,061	—	6,455	—	701	280	—	—	—	—	10,497

Ending balance collectively evaluated for impairment	$347,697	31,242	558,510	245,830	29,535	8,746	41,496	30,000	1,670	51,555	1,346,281

Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Impaired Loans

At June 30, 2015, the Company had certain impaired loans of $6.7 million which were on non-accruing interest status. At December 31, 2014, the Company had certain impaired loans of $616,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2015 and December 31, 2014.

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
June 30, 2015
With no related allowance recorded:
Residential 1-4 family	$631	626	—	817	19
Multifamily	—	—	—	—	—
Commercial real estate	6,120	6,120	—	5,628	(9)
Construction	—	—	—	—	—
Farmland	575	575	—	288	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$7,326	7,321	—	6,733	10

With allowance recorded:
Residential 1-4 family	$769	760	208	771	22
Multifamily	—	—	—	—	—
Commercial real estate	4,449	6,143	711	4,628	98
Construction	—	—	—	—	—
Farmland	—	—	—	287	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$5,218	6,903	919	5,686	120

Total
Residential 1-4 family	$1,400	1,386	208	1,588	41
Multifamily	—	—	—	—	—
Commercial real estate	10,569	12,263	711	10,256	89
Construction	—	—	—	—	—
Farmland	575	575	—	575	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—

	$12,544	14,224	919	12,419	130

	In Thousands
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2014
With no related allowance recorded:
Residential 1-4 family	$1,891	1,854	—	1,081	114
Multifamily	—	—	—	—	—
Commercial real estate	1,352	2,188	—	5,984	95
Construction	—	—	—	673	—
Farmland	—	—	—	—	—
Second mortgages	281	280	—	222	3
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—

	$3,524	4,322	—	7,960	212

With allowance recorded:
Residential 1-4 family	$1,219	1,207	376	1,363	61
Multifamily	—	—	—	—	—
Commercial real estate	5,131	6,811	1,135	5,755	202
Construction	—	—	—	1,815	—
Farmland	702	701	120	767	7
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—

	$7,052	8,719	1,631	9,700	270

Total:
Residential 1-4 family	$3,110	3,061	376	2,444	175
Multifamily	—	—	—	—	—
Commercial real estate	6,483	8,999	1,135	11,739	297
Construction	—	—	—	2,488	—
Farmland	702	701	120	767	7
Second mortgages	281	280	—	222	3
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—

	$10,576	13,041	1,631	17,660	482

Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. These loans are classified as impaired loans and, if on non-accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.

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

The following table summarizes the carrying balances of TDR’s at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(In thousands)
Performing TDRs	$4,226	$4,443
Nonperforming TDRs	3,035	3,597

Total TDRS	$7,261	$8,040

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2015 and the year ended December 31, 2014 (in thousands, except for number of contracts):

	June 30, 2015			December 31, 2014
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	1	$56	$56	6	$1,346	$1,218
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	2	1,020	1,020
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	1	3	3
Agricultural, installment and other	1	2	2	1	1	1

Total	2	$58	$58	10	$2,370	$2,242

As of June 30, 2015, the Company had one loan relationship in the amount of $1.0 million that had been previously classified as a troubled debt restructuring that subsequently defaulted within twelve months of restructuring. As of December 31, 2014, the Company did not have any loans previously classified as troubled debt restructurings subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of June 30, 2015, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $601,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $34.1 million at June 30, 2015 compared to $35.8 million at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
June 30, 2015
Credit Risk Profile by Internally Assigned Rating
Pass	$346,779	50,559	562,510	277,150	30,451	8,089	45,637	29,516	1,451	51,947	1,404,089
Special Mention	5,538	—	11,603	320	33	296	181	13	—	8	17,992
Substandard	3,607	—	11,104	48	995	296	—	3	—	85	16,138
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$355,924	50,559	585,217	277,518	31,479	8,681	45,818	29,532	1,451	52,040	1,438,219

December 31, 2014
Credit Risk Profile by Internally Assigned Rating
Pass	$339,529	31,242	545,301	243,416	29,260	8,007	41,274	29,893	1,661	51,387	1,320,970
Special Mention	7,681	—	13,313	2,362	57	347	176	18	2	14	23,970
Substandard	3,548	—	6,351	52	919	672	46	89	7	154	11,838
Doubtful	—	—	—	—	—	—	—	—	—	—	—

Total	$350,758	31,242	564,965	245,830	30,236	9,026	41,496	30,000	1,670	51,555	1,356,778

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2015
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$113,691	$241	$787	$113,145
Mortgage-backed:
GSE residential	163,538	477	857	163,158
Asset-backed:
SBAP	29,147	92	122	29,117
Obligations of states and political subdivisions	23,279	37	252	23,064

	$329,655	$847	$2,018	$328,484

	June 30, 2015
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$7,189	$67	$191	$7,065
Obligations of states and political subdivisions	19,015	258	87	19,186

	$26,204	$325	$278	$26,251

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, and Federal Farm Credit Bank.

	December 31, 2014
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Government-sponsored enterprises (GSEs)*	$131,767	129	1,329	130,567
Mortgage-backed:
GSE residential	170,802	731	464	171,069
Asset-backed:
SBAP	30,627	98	205	30,520
Obligations of states and political subdivisions	14,324	98	158	14,264

	$347,520	1,056	2,156	346,420

	December 31, 2014 Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$7,398	76	147	7,327
Obligations of states and political subdivisions	20,725	389	41	21,073

	$28,123	465	188	28,400

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, and Federal Farm Credit Bank.

The amortized cost and estimated market value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$2,777	$2,813	$2,000	$2,001
Due after one year through five years	9,978	10,082	46,710	46,724
Due after five years through ten years	3,382	3,419	138,966	138,322
Due after ten years	10,067	9,937	141,979	141,437

	$26,204	$26,251	$329,655	$328,484

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2015	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$1,574	$25	1	$2,996	$166	3	$4,570	$191
Obligations of states and political subdivisions	9,239	83	24	298	4	1	9,537	87

	$10,813	$108	25	$3,294	$170	4	$14,107	$278

Available-for-Sale Securities:
GSEs	$29,940	$151	11	$46,605	$636	14	$76,545	$787
Mortgage-backed:
GSE residential	91,809	756	46	4,414	101	8	96,223	857
Asset-baked: SBAP	14,692	103	7	2,722	19	1	17,414	122
Obligations of states and political subdivisions	12,072	123	32	3,264	129	9	15,336	252

	$148,513	$1,133	96	$57,005	$885	32	$205,518	$2,018

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
December 31, 2014	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$—	$—	—	$4,674	$147	4	$4,674	$147
Obligations of states and political subdivisions	—	—	—	2,577	41	6	2,577	41

	$—	$—	—	$7,251	$188	10	$7,251	$188

Available-for-Sale Securities:
GSEs	$34,753	$143	10	$74,250	$1,186	24	$109,003	$1,329
Mortgage-backed:
GSE residential	66,504	279	36	22,172	185	13	88,676	464
Asset-backed: SBAP	16,114	205	9	—	—	—	16,114	205
Obligations of states and political subdivisions	2,078	8	4	4,699	150	13	6,777	158

	$119,449	$635	59	$101,121	$1,521	50	$220,570	$2,156

Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continues to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$6,201	$5,154	$11,817	$9,326

Denominator – Weighted average number of common shares outstanding	7,610,002	7,534,761	7,603,734	7,528,555

Basic earnings per common share	$.81	$.68	$1.55	$1.24

Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$6,201	$5,154	$11,817	$9,326

Denominator – Weighted average number of common shares outstanding	7,610,002	7,534,761	7,603,734	7,528,555
Dilutive effect of stock options	3,366	4,471	3,451	4,486

	7,613,368	7,539,232	7,607,185	7,533,041

Diluted earnings per common share	$.81	$.68	$1.55	$1.24

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2015, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2015.

As of June 30, 2015, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the state of Tennessee for the years ended December 31, 2011 through 2014 and the IRS for the years ended December 31, 2012 through 2014.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2015 is as follows:

Commitments to extend credit	$329,816,000
Standby letters of credit	$33,214,000

The Company originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. These sales are on a best efforts basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines. Generally, loans held for sale are underwritten by the Company, including HUD/VA loans.

Each purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require the Company to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties or the loan had an early payoff or payment default, the Company has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2015 will not have a material impact on the Company’s financial statements.

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

Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the fair value. The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Other assets — Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies and annuity contracts. The Company uses financial information received from insurance carriers indicating the performance of the insurance policies, cash surrender values, and annuity contracts in determining the carrying value. The Company reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items. The Company does not consider the fair values of these policies and contracts to be materially sensitive to changes in these unobservable inputs.

The following tables present the financial instruments carried at fair value as of June 30, 2015 and December 31, 2014, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
			Models with	Models with
	Total Carrying		Significant	Significant
	Value in the	Quoted Market	Observable	Unobservable
	Consolidated	Prices in an	Market	Market
	Balance	Active Market	Parameters	Parameters
	Sheet	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$113,145	—	113,145	—
Mortgage-backed securities	163,158	—	163,158	—
Asset-backed securities	29,117	—	29,117	—
State and municipal securities	23,064	—	23,064	—

Total investment securities available-for-sale	328,484	—	328,484	—
Loans held for sale	10,076	—	10,076	—
Other assets	25,543	—	—	25,543

Total assets at fair value	$364,103	—	338,560	25,543

December 31, 2014
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$130,567	—	130,567	—
Mortgage-backed securities	171,069	—	171,069	—
Asset-backed securities	30,520	—	30,520	—
State and municipal securities	14,264	—	14,264	—

Total investment securities available-for-sale	346,420	—	346,420	—
Loans held for sale	9,466	—	9,466	—
Other assets	17,331	—	—	17,331

Total assets at fair value	$373,217	—	355,886	17,331

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
			Models with	Models with
	Total Carrying		Significant	Significant
	Value in the	Quoted Market	Observable	Unobservable
	Consolidated	Prices in an	Market	Market
	Balance	Active Market	Parameters	Parameters
	Sheet	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Other real estate owned	$6,477	—	—	6,477
Impaired loans, net (¹)	11,601	—	—	11,601

Total	$18,078	—	—	18,078

December 31, 2014
Other real estate owned	$7,298	—	—	7,298
Impaired loans, net (¹)	8,866	—	—	8,866

Total	$16,164	—	—	16,164

(¹)	Amount is net of a valuation allowance of $0.9 million at June 30, 2015 and $1.6 million at December 31, 2014 as required by ASC 310, “Receivables.”

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2015, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2015 and 2014 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2015		2014
	Other	Other	Other	Other
	Assets	Liabilities	Assets	Liabilities
Fair value, January 1	$17,331	—	$11,390	—
Total realized gains included in income	558	—	186	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	7,654	—	5,000	—
Transfers out of Level 3	—	—	—	—

Fair value, June 30	$25,543	—	$16,576	—

Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$558	—	186	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits and Securities sold under agreements to repurchase — Fair values for deposits are estimated using discounted cash flow models, using current market interest rates offered on deposits with similar remaining maturities.

Off-Balance Sheet Instruments — The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

				Models with	Models with
			Quoted Market	Significant	Significant
			Prices in	Observable	Unobservable
	Carrying/		an Active	Market	Market
	Notional	Estimated	Market	Parameters	Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Financial assets:
Securities held-to-maturity	$26,204	26,251	—	26,251	—
Loans, net	1,411,049	1,420,561	—	—	1,420,561
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,714,560	1,554,841	—	—	1,554,841
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2014
Financial assets:
Securities held-to-maturity	$28,123	28,400	—	28,400	—
Loans, net	1,329,865	1,346,569	—	—	1,346,569
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,663,707	1,530,607	—	—	1,530,607
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(¹)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

The allowance allocation begins with a process of estimating the probable losses in each of the twelve loan segments. The estimates for these loans are based on our historical loss data for that category over the last twenty quarters. During the first quarter of 2015, Management increased the number of quarters of loss data that it reviews from twelve quarters to the last twenty quarters. Management believes that twenty quarters is a more accurate representation of an economic business cycle.

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

Results of Operations

Net earnings increased 26.71% to $11,817,000 for the six months ended June 30, 2015 from $9,326,000 in the first six months of 2014. Net earnings were $6,201,000 for the quarter ended June 30, 2015, an increase of $1,047,000, or 20.31%, from $5,154,000 for the three months ended June 30, 2014 and an increase of $585,000, or 10.43%, over the quarter ended March 31, 2015. The increase in net earnings during the six months ended June 30, 2015 as compared to the prior year comparable period was primarily due to an increase in net interest income and an increase in noninterest income, slightly offset by an increase in noninterest expense. Net yield on earning assets for the six months ended June 30, 2015 was 3.75% compared to 3.70% for the first six months of 2014, and the net interest spread was 3.65% and 3.60%, respectively, for the six months ended June 30, 2015 and the six months ended June 30, 2014. The reduction in yields on loans resulted from continued competition for loans in our market area and contributed to the decline in net yield on earning assets in first six months of 2015 as compared to the comparable period in 2014.

The average balances, interest, and average rates for the six-month periods ended June 30, 2015 and June 30, 2014 are presented in the following table:

	June 30, 2015			June 30, 2014
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense
Loans, net of unearned interest (3)	$1,381,506	5.05%	34,861	$1,224,400	5.29%	32,387
Investment securities—taxable	327,720	1.91	3,136	345,065	1.88	3,240
Investment securities—tax exempt	34,483	1.99	343	31,461	2.11	332
Taxable equivalent adjustment	—	1.02	177	—	1.09	171

Total tax-exempt investment securities	34,483	3.01	520	31,461	3.20	503

Total investment securities	362,203	2.02	3,656	376,526	1.99	3,743

Loans held for sale	9,776	3.38	165	5,795	3.90	113
Federal funds sold	78,073	.20	78	91,200	.19	87
Restricted equity securities	3,012	4.05	61	3,012	4.05	61

Total earning assets	1,834,570	4.23%	38,821	1,700,933		36,391

Cash and due from banks	9,126			10,887
Allowance for loan losses	(22,475)			(23,233)
Bank premises and equipment	40,315			38,989
Other assets	53,637			50,750

Total assets	$1,915,173			$1,778,326

	June 30, 2015			June 30, 2014
	Average	Interest	Income/	Average	Interest	Income/
	Balance	Rate	Expense	Balance	Rate	Expense
Deposits:
Negotiable order of withdrawal accounts	$385,556	.39%	754	$341,065	.46%	791
Money market demand accounts	495,706	.31	766	424,182	.43	902
Individual retirement accounts	90,226	1.00	451	94,502	1.13	534
Other savings deposits	103,122	.45	232	96,529	.55	266
Certificates of deposit $100,000 and over	229,562	1.06	1,212	250,728	1.06	1,324
Certificates of deposit under $100,000	220,195	.90	987	235,133	.95	1,114

Total interest-bearing deposits	1,524,367	.58	4,402	1,442,139	.68	4,931
Securities sold under repurchase agreements	2,762	.29	4	6,683	.42	14
Federal funds purchased	177	—	1	55	—	—

Total interest-bearing liabilities	1,527,306	.58	4,407	1,448,877	.68	4,945

Demand deposits	171,554			137,929
Other liabilities	9,784			8,172
Stockholders’ equity	206,529			183,348

Total liabilities and stockholders’ equity	$1,915,173			$1,778,326

Net interest income, on a tax equivalent basis			$34,414			$31,446

Net yield on earning assets (1)		3.75%			3.70%

Net interest spread (2)		3.65%			3.60%

(1)	Net interest income divided by average interest-earning assets.
(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.
(3)	Loan fees of $2.8 million and $2.3 million are included in interest income in 2015 and 2014, respectively.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields and an increase in the yields on taxable securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $2,424,000, or 6.69%, during the six months ended June 30, 2015 as compared to the same period in 2014. The increase in total interest income was $1,331,000, or 7.28%, for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014. Interest income for the second quarter of 2015 increased $590,000, or 3.10%, over the first three months of 2015. The increase in the first six months of 2015 was primarily attributable to an overall increase in loans and the resulting increase in the interest and fees earned on loans. The ratio of average earning assets to total average assets was 95.8% and 95.7% for the six months ended June 30, 2015 and June 30, 2014, respectively.

Interest expense decreased $538,000, or 10.88%, for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was $246,000, or 10.09%, for the three months ended June 30, 2015 as compared to the same period in 2014. Interest expense decreased $25,000, or 1.13%, for the quarter ended June 30, 2015 over the first three months of 2015. The decrease for the six months ended June 30, 2015 and the quarter ended June 30, 2015 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Provision for Loan Losses

The allowance for loan losses totaled $22,412,000 as of June 30, 2015 compared to $22,572,000 as of December 31, 2014 and $23,276,000 as of June 30, 2014. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first six months of 2015 totaled approximately $316,000 compared to approximately $64,000 in net recoveries the first six months of 2014 and $1,080,000 of net chargeoffs for the first six months of 2013. Overall, net charge offs were up for the three and six month periods ended June 30, 2015 when compared to the comparable periods in 2014 due to single large recovery that occurred in the first quarter of 2014. In general, the Bank has seen an overall improvement in its loan portfolio. Reflecting the improving asset quality trends experienced by the Bank in the first six months of 2015, the provision for loan losses during the six months ended June 30, 2015 was $156,000, down $121,000 from the $277,000 incurred in the first six months of 2014. Provision expense for the three months ended June 30, 2014 was $81,000, up $53,000 from the $28,000 incurred in the second quarter of 2014 and up $6,000 from the first quarter of 2015.

The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting improving asset quality metrics, the allowance for loan losses (net of charge-offs and recoveries) was $22,412,000 at June 30, 2015, a decrease of 0.71% from $22,572,000 at December 31, 2014 and a decrease of $864,000, or 3.71%, from June 30, 2014. The allowance for loan losses was 1.56%, 1.67%, and 1.86% of total loans at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Management believes the allowance for loan losses at June 30, 2015 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the six months ended June 30, 2015 increased 22.95% to $9,552,000 from $7,769,000 for the same period in 2014. Total non-interest income increased $621,000, or 14.08%, during the quarter ended June 30, 2015 compared to the second quarter in 2014 and there was an increase of $510,000, or 11.28%, over the first three months of 2015. The Company’s non-interest income in the first six months of 2015 increased from the first six months of 2014 mainly due to an increase in other fees and commissions, an increase in service charges on deposit accounts, and an increase in gain on sale of loans. Gain on sale of loans increased $866,000, or 76.64%, during the six months ended June 30, 2015 compared to the same period in 2014. The increase in gain on sale of loans during the first six months of 2015 related primarily to the increase in consumer demand for residential mortgages and the continued improvement in the real estate market in the bank’s lending areas. Service charges on deposit accounts increased $389,000, or 19.80%, to $2,354,000 during the six months ended June 30, 2015 compared to the same period in 2014 and increased $206,000, or 19.64%, during the quarter ended June 30, 2015 compared to the second quarter of 2014 as a result of an increase in service charge on insufficient accounts as the result of an overdraft program implemented by the Bank in the third quarter of 2014 and an increase in consumer checking accounts. Other fees and commissions increased $611,000, or 13.95%, to $4,990,000 during the six months ended June 30, 2015 compared to the same period in 2014. The increase was $17,000 during the quarter ended June 30, 2015 compared to the second quarter of 2014, relating primarily to an increase in life insurance income that resulted from the $7.6 million purchase of bank owned life insurance that occurred in the first six months of 2015. Other fees and commissions include income on brokerage accounts, insurance policies sold, and various other fees.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $1,250,000, or 5.36%, during the first six months of 2015 compared to the same period in 2014. The increase for the quarter ended June 30, 2015 was $759,000, or 6.47%, as compared to the same quarter in 2014. The Company experienced an increase of $384,000, or 3.17%, in non-interest expenses in the second quarter of 2015 as compared to the first three months of 2015. The increase in non-interest expenses for the six months ended June 30, 2015 when compared to the comparable period in 2014 is primarily attributable to an increase in salaries and employee bonuses associated with a one-time mid-year bonus that was paid to all employees in the second quarter of 2015 in recognition of the Bank being named one of the 2015 Top Workplaces by the Tennessean. The increase in salaries was offset by a settlement of a claim during the second quarter of 2015 resulting in a $1,325,000 reversal of an accrual for potential litigation losses due the settlement of a claim against the Company during the second quarter of 2015. Loss on the sale of other real estate decreased $156,000 for the six months ended June 30, 2015 as compared to the same period in 2014 due to a lower volume of foreclosures as well as improved economic conditions and an improved housing market.

Income Taxes

The Company’s income tax expense was $7,226,000 for the six months ended June 30, 2015, an increase of $1,125,000 over the comparable period in 2014. Income tax expense was $3,688,000 for the quarter ended June 30, 2015, an increase of $339,000 over the same period in 2014. The percentage of income tax expense to net income before taxes was 37.94% and 39.55% for the six months ended June 30, 2015 and June 30, 2014, respectively, and 37.29% and 39.39% for the quarters ended June 30, 2015 and 2014, respectively. The percentage of income tax expense to net income before taxes was 38.65% for the first three months of 2015.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased 3.53% to $1,939,428,000 during the six months ended June 30, 2015 from $1,873,242,000 at December 31, 2014. Total assets increased $14,032,000 during the three-month period ended June 30, 2015 and increased $52,154,000, or 2.78%, during the three-month period ended March 31, 2015. Loans, net of allowance for loan losses, totaled $1,411,049,000 at June 30, 2015, a 6.10% increase compared to $1,329,865,000 at December 31, 2014. Net loans increased $55,268,000, or 4.08%, during the three months ended June 30, 2015. The increase in loans resulted from an overall increase in loan demands in the housing market, as well other sectors in which we lend money. Reflecting an increase in loans, fed funds sold and securities decreased. Securities decreased $19,855,000, or 5.30%, to $354,688,000 at June 30, 2015 from $374,543,000 at December 31, 2014. Securities decreased $10,077,000, or 2.76%, during the three months ended June 30, 2015. Federal funds sold decreased to $13,805,000 at June 30, 2015 from $16,005,000 at December 31, 2014.

Total liabilities increased by 3.28% to $1,727,263,000 at June 30, 2015 compared to $1,672,350,000 at December 31, 2014. For the quarter ended June 30, 2015, total liabilities increased $9,033,000, or 0.53%. The increase in total liabilities since December 31, 2014 was composed of a $52,078,000, or 3.14%, increase in total deposits and a $4,060,000, or 46.97%, increase in accrued interest and other liabilities, partially offset by a $1,225,000, or 35.64%, decrease in securities sold under repurchase agreements. The increase in accrued interest and other liabilities is attributable to an increase in employee bonus payable as well as an increase in federal and state taxes payable.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2015 and December 31, 2014.

Loans on Nonaccrual Status

	In Thousands
	June 30, 2015	December 31, 2014
Residential 1-4 family	$41	$42
Multifamily	—	—
Commercial real estate	6,120	—
Construction	—	—
Farmland	575	574
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—

Total	$6,736	$616

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2015
Residential 1-4 family	$4,934	418	692	6,044	349,880	355,924	$651
Multifamily	—	—	—	—	50,559	50,559	—
Commercial real estate	245	—	6,143	6,388	578,829	585,217	23
Construction	1,845	—	57	1,902	275,616	277,518	57
Farmland	241	53	663	957	30,522	31,479	88
Second Mortgages	33	1	130	164	8,517	8,681	130
Equity Lines of Credit	—	9	260	269	45,549	45,818	260
Commercial	—	—	—	—	29,532	29,532	—
Agricultural, installment and other	340	131	52	523	52,968	53,491	52

Total	$7,638	612	7,997	16,247	1,421,972	1,438,219	$1,261

December 31, 2014
Residential 1-4 family	$6,166	1,275	1,352	8,793	341,965	350,758	$1,310
Multifamily	—	—	—	—	31,242	31,242	—
Commercial real estate	2,151	242	19	2,412	562,553	564,965	19
Construction	125	91	73	289	245,541	245,830	73
Farmland	88	—	594	682	29,554	30,236	20
Second Mortgages	286	18	70	374	8,652	9,026	70
Equity Lines of Credit	346	—	5	351	41,145	41,496	5
Commercial	37	—	—	37	29,963	30,000	—
Agricultural, installment and other	301	126	44	471	52,754	53,225	44

Total	$9,500	1,752	2,157	13,409	1,343,369	1,356,778	$1,541

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2015 totaled $7,997,000, an increase from $2,157,000 at December 31, 2014. The increase in non-performing loans during the six months ended June 30, 2015 of $5,840,000 is due primarily to an increase in non-performing commercial real estate mortgage loans of $6,124,000 that resulted primarily from one large commercial real estate loan changing to non-performing status. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is renewed deterioration of local real estate values.

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

The increase in impaired loans during the six months ended June 30, 2015 was primarily due to one loan relationship becoming impaired. Overall, the Company’s market areas have seen improvements in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the six months ended June 30, 2015 were $316,000 as compared to $64,000 in net recoveries for the same period in 2014 and $861,000 in net charge-offs for the year ended December 31, 2014. The Bank has continued to experience a decrease in past dues and nonaccruals, with the exception of one large loan placed on non-accrual during the first quarter of 2015, and is experiencing fewer foreclosures which has resulted in fewer charge offs.

The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $63.6 million. The internally classified loans have decreased $1,678,000, or 4.69%, from $35,808,000 at December 31, 2014. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

The largest category of internally graded loans at June 30, 2015 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $11,314,000 and $15,860,000 at June 30, 2015 and December 31, 2014, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank continues to see an improvement in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at June 30, 2015 to exceed the amount already allocated to loan losses.

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

Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At June 30, 2015, the Company’s liquid assets totaled $290 million. Additionally, as of June 30, 2015, we had available to us approximately $53.0 million in unused federal funds line of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At June 30, 2015, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on Wilson Bank’s net interest income and EVE as of June 30, 2015, assuming an immediate shift in interest rates:

	% Change from Base Case for
	Immediate Parallel Changes in Rates
	-100 BP(1)	+100 BP	+200 BP
Net interest income	(4.38)%	(3.74)	(7.21)
EVE	(6.28)	(1.34)	(3.31)

(1)

Because certain current interest rates are at or below 1.00%, the 100 basis points downward shock assumes that certain corresponding interest rates reflects a decrease of less than the full 100 basis point downward shock.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity changing in a materially adverse way.

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company analyzes the rate sensitivity position quarterly. Management focuses on the spread between the Company’s cost of funds and interest yields generated primarily through loans and investments.

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At June 30, 2015, securities totaling approximately $20.4 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2015, loans totaling approximately $370.9 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $121.0 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At June 30, 2015, we had unfunded loan commitments outstanding of $329.8 million and outstanding standby letters of credit of $33.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2015, total stockholders’ equity was $212,165,000, or 10.94% of total assets, which compares with $200,892,000, or 10.72% of total assets, at December 31, 2014. The dollar increase in stockholders’ equity during the six months ended June 30, 2015 results from the Company’s net income of $11,817,000, proceeds from the issuance of common stock related to exercise of stock options of $148,000, the net effect of a $71,000 unrealized loss on investment securities net of applicable income taxes of $27,000, cash dividends declared of $2,272,000 of which $1,603,000 was reinvested under the Company’s dividend reinvestment plan and $21,000 related to stock option compensation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015 and December 31, 2014, that the Company and Wilson Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2015, the most recent notification from the FDIC categorized Wilson Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of December 31, 2014, an institution must have maintained minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables and not have been subject to a written agreement, order or directive to maintain a higher capital level. The minimum capital levels required to be considered well-capitalized from and after January 1, 2015, are as follows: a Tier 1 leverage capital ratio of 5%, a common equity Tier 1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8% (up from 6.0% under the previous rules) and a total risk-based capital ratio of 10%. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2015 and December 31, 2014, are also presented in the table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2015:
Total capital to risk weighted assets:
Consolidated	$227,694	14.5%	$125,624	8.0%	$157,030	10.0%
Wilson Bank	225,001	14.4	125,001	8.0	156,251	10.0
Tier 1 capital to risk weighted assets:
Consolidated	208,082	13.3	93,872	6.0	125,162	8.0
Wilson Bank	205,386	13.1	94,070	6.0	125,427	8.0
Common equity tier 1 capital to average assets:
Consolidated	208,082	13.3	70,404	4.5	101,694	6.5
Wilson Bank	205,386	13.1	70,552	4.5	101,909	6.5
Tier 1 capital to average assets:
Consolidated	208,082	10.9	76,360	4.0	N/A	N/A
Wilson Bank	205,386	10.7	76,780	4.0	95,975	5.0

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2014:
Total capital to risk weighted assets:
Consolidated	$214,779	15.0%	$114,549	8.0%	$143,186	10.0%
Wilson Bank	213,447	14.9	114,602	8.0	143,253	10.0
Tier 1 capital to risk weighted assets:
Consolidated	196,765	13.7	57,450	4.0	86,174	6.0
Wilson Bank	195,433	13.6	57,480	4.0	86,220	6.0
Tier 1 capital to average assets:
Consolidated	196,765	10.6	74,251	4.0	N/A	N/A
Wilson Bank	195,433	10.5	74,451	4.0	93,063	5.0

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. The new capital requirements were effective January 1, 2015 and included a new “Common Equity Tier I Ratio”, which has stricter rules as to what qualifies as Common Equity Tier I Capital. Comparability between the ratios at December 31, 2014 and June 30, 2015 may be limited due to a change in the capital requirements and calculation of capital ratios. A summary of the changes to the Regulatory Capital Ratios are as follows:

	Guideline in Effect At December 31, 2014		Basel III Requirements in Effect At June 30, 2015
	Minimum	Well Capitalized	Minimum	Well Capitalized
Common Equity Tier I Ratio (Common Equity to Risk Weighted Assets)	Not Applicable	Not Applicable	4.5%	6.5%
Tier I Capital to Risk Weighted Assets	4%	6%	6%	8%
Total Capital to Risk Weighted Assets	8%	10%	8%	10%
Tier I Leverage Ratio	4%	5%	4%	5%

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

In order to avoid limitations on capital distributions such as dividends and certain discretionary bonus payments to executive officers, a banking organization must maintain capital ratios above the minimum ratios including the buffer.

Impact of Inflation

Although interest rates are significantly affected by inflation, the inflation rate is immaterial when reviewing the Company’s results of operations.

Part I. Financial Information

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

There have been no material changes in reported market risks during the six months ended June 30, 2015.

Part I. Financial Information

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December  31, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable.

(c) None

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) Not applicable

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.1

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)*.

10.2

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)*.

10.3

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 29,
2015)*.

10.4

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)*.

10.5

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)*.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 7, 2015	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 7, 2015	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer