Form 10-Q
period 2015-09-30
WILSON BANK HOLDING CO
filed 2015-11-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common stock outstanding: 7,650,645 shares at November 9, 2015

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(Unaudited)

	September 30, 2015	December 31, 2014
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,467,036	$1,352,437
Less: Allowance for loan losses	(22,702)	(22,572)
Net loans	1,444,334	1,329,865
Securities:
Held to maturity, at cost (market value $25,958 and $28,400, respectively)	25,790	28,123
Available-for-sale, at market (amortized cost $292,613 and $347,520, respectively)	293,051	346,420
Total securities	318,841	374,543
Loans held for sale	13,437	9,466
Restricted equity securities	3,012	3,012
Federal funds sold	15,405	16,005
Total earning assets	1,795,029	1,732,891
Cash and due from banks	66,191	52,002
Bank premises and equipment, net	41,307	40,123
Accrued interest receivable	5,340	5,463
Deferred income tax asset	9,169	9,171
Other real estate	6,533	7,298
Bank owned life insurance and annuity contracts	26,560	17,331
Other assets	4,442	4,158
Goodwill	4,805	4,805
Total assets	$1,959,376	$1,873,242
Liabilities and Stockholders’ Equity
Deposits	$1,723,827	$1,660,270
Securities sold under repurchase agreements	2,854	3,437
Accrued interest and other liabilities	14,153	8,643
Total liabilities	1,740,834	1,672,350
Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued and outstanding 7,650,645 and 7,571,968 shares, respectively	15,301	15,144
Additional paid-in capital	61,283	57,709
Retained earnings	141,688	128,718
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $168 and $421, respectively	270	(679)
Total stockholders’ equity	218,542	200,892
Total liabilities and stockholders’ equity	$1,959,376	$1,873,242

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$18,262	$17,069	$53,123	$49,456
Interest and dividends on securities:
Taxable securities	1,356	1,592	4,492	4,832
Exempt from Federal income taxes	208	173	551	505
Interest on loans held for sale	104	83	269	196
Interest on Federal funds sold	22	33	100	120
Interest and dividends on restricted securities	30	30	91	91
Total interest income	19,982	18,980	58,626	55,200
Interest expense:
Interest on negotiable order of withdrawal accounts	389	406	1,143	1,197
Interest on money market and savings accounts	449	588	1,447	1,756
Interest on time deposits	1,275	1,426	3,925	4,398
Interest on federal funds purchased	—	1	1	1
Interest on securities sold under repurchase agreements	1	5	5	19
Total interest expense	2,114	2,426	6,521	7,371
Net interest income before provision for loan losses	17,868	16,554	52,105	47,829
Provision for loan losses	109	87	265	364
Net interest income after provision for loan losses	17,759	16,467	51,840	47,465
Non-interest income:
Service charges on deposit accounts	1,401	1,174	3,755	3,139
Other fees and commissions	2,768	2,314	7,758	6,693
Gain on sale of loans	1,061	796	3,057	1,926
Gain on sale of premises and equipment	—	—	—	7
Gain on sale of other real estate	259	—	305	—
Gain on sale of securities	19	5	185	293
Total non-interest income	5,508	4,289	15,060	12,058
Non-interest expense:
Salaries and employee benefits	7,802	6,926	23,348	20,462
Occupancy expenses, net	944	858	2,542	2,250
Furniture and equipment expense	538	447	1,535	1,286
Data processing expense	685	574	1,773	1,713
Directors’ fees	169	166	526	512
Other operating expenses	3,245	2,979	8,239	8,908
Loss on the sale of premises and equipment	22	—	30	—
Loss on sale of other assets	—	—	2	3
Loss on sale of other real estate	—	34	—	190
Total non-interest expense	13,405	11,984	37,995	35,324
Earnings before income taxes	9,862	8,772	28,905	24,199
Income taxes	3,774	3,421	11,000	9,522
Net earnings	$6,088	$5,351	$17,905	$14,677
Weighted average number of shares outstanding-basic	7,637,448	7,559,136	7,615,096	7,538,860
Weighted average number of shares outstanding-diluted	7,640,796	7,563,354	7,618,530	7,543,210
Basic earnings per common share	$0.80	$0.71	$2.35	$1.95
Diluted earnings per common share	$0.80	$0.71	$2.35	$1.95
Dividends per share	$0.35	$0.30	$0.65	$0.60
See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Net earnings	$6,088	$5,351	$17,905	$14,677
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $623, $417, $660 and $1,320, respectively	1,005	(674)	1,063	2,126
Reclassification adjustment for net gains included in net earnings, net of taxes of $7, $2, $71, and $112, respectively	(12)	(3)	(114)	(181)
Other comprehensive earnings (loss)	993	(677)	949	1,945
Comprehensive earnings	$7,081	$4,674	$18,854	$16,622

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Interest received	$60,239	$56,628
Fees and commissions received	11,513	9,832
Proceeds from sale of loans held for sale	120,450	74,251
Origination of loans held for sale	(121,364)	(74,084)
Interest paid	(6,755)	(7,666)
Cash paid to suppliers and employees	(31,432)	(29,076)
Income taxes paid	(11,499)	(10,132)
Net cash provided by operating activities	21,152	19,753
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	2,663	1,452
Proceeds from maturities, calls, and principal payments of available-for-sale securities	64,972	51,317
Proceeds from the sale of available-for-sale securities	42,844	49,021
Purchase of held-to-maturity securities	(527)	(3,609)
Purchase of available-for-sale securities	(54,017)	(107,535)
Loans made to customers, net of repayments	(114,875)	(101,315)
Purchase of Bank owned life insurance	(8,464)	(5,000)
Purchase of premises and equipment	(3,118)	(3,024)
Proceeds from sale of premises and equipment	—	7
Proceeds from sale of other real estate	1,207	2,419
Proceeds from sale of other assets	12	1
Net cash used in investing activities	(69,303)	(116,266)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	83,403	103,666
Net decrease in time deposits	(19,846)	(33,649)
Net decrease in securities sold under repurchase agreements	(583)	(4,230)
Dividends paid	(4,935)	(4,510)
Proceeds from sale of common stock pursuant to dividend reinvestment	3,511	3,204
Repurchase of common stock	—	(94)
Proceeds from exercise of stock options	190	156
Net cash provided by financing activities	61,740	64,543
Net increase (decrease) in cash and cash equivalents	13,589	(31,970)
Cash and cash equivalents at beginning of period	68,007	111,504
Cash and cash equivalents at end of period	$81,596	$79,534

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2015 and 2014
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$17,905	$14,677
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,394	3,159
Provision for loan losses	265	364
Loss (gain) on sale and writedown of other real estate	(305)	190
Security gains	(185)	(293)
Stock option compensation	30	32
Increase in taxes payable	88	89
Loss on the sale of other assets	2	3
Loss (gain) on the sale of premises and equipment	30	(7)
Increase in loans held for sale	(3,971)	(1,759)
Increase in deferred tax assets	(587)	(699)
Increase in other assets, net	(1,059)	(1,191)
Decrease (increase) in interest receivable	123	(123)
Increase in other liabilities	5,656	5,606
Decrease in interest payable	(234)	(295)
Total adjustments	$3,247	$5,076
Net cash provided by operating activities	$21,152	$19,753
Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $589 and $1,208 for the nine months ended September 30, 2015 and 2014, respectively	$949	$1,945
Non-cash transfers from loans to other real estate	$1,317	$424
Non-cash transfers from other real estate to loans	$1,180	$1,080
Non-cash transfers from loans to other assets	$4	$8
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
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2014 and at September 30, 2015, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Prior to January 1, 2015, loans with an identified weakness and principal balance of $100,000 or more were subject to individual identification for impairment. During the first quarter of 2015, the Company increased the threshold for identification of individually impaired loans to $500,000, based on regulatory developments, continued improvement in loan quality trends and ratios and strengthening local economies in which the Company operates. Management believes that increasing the threshold will not materially impact the calculation of the allowance for loan losses. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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
The following schedule details the loans of the Company at September 30, 2015 and December 31, 2014:

	(In Thousands)
	September 30, 2015	December 31, 2014
Mortgage loans on real estate
Residential 1-4 family	$357,360	$350,758
Multifamily	53,956	31,242
Commercial	603,283	564,965
Construction and land development	286,381	245,830
Farmland	34,911	30,236
Second mortgages	8,053	9,026
Equity lines of credit	47,958	41,496
Total mortgage loans on real estate	1,391,902	1,273,553
Commercial loans	27,278	30,000
Agricultural loans	1,524	1,670
Consumer installment loans
Personal	38,768	37,745
Credit cards	3,002	3,280
Total consumer installment loans	41,770	41,025
Other loans	9,700	10,530
	1,472,174	1,356,778
Net deferred loan fees	(5,138)	(4,341)
Total loans	1,467,036	1,352,437
Less: Allowance for loan losses	(22,702)	(22,572)
Net Loans	$1,444,334	$1,329,865
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

Transactions in the allowance for loan losses for the nine months ended September 30, 2015 and year ended December 31, 2014 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
September 30, 2015
Allowance for loan losses:
Beginning balance	$5,582	172	9,578	5,578	795	61	304	176	2	324	22,572
Provision	225	125	(1,259)	900	(185)	72	49	32	4	302	265
Charge-offs	(156)	—	(43)	(1)	—	(45)	(6)	—	(2)	(465)	(718)
Recoveries	37	—	315	32	1	—	1	6	2	189	583
Ending balance	$5,688	297	8,591	6,509	611	88	348	214	6	350	22,702
Ending balance individually evaluated for impairment	$208	—	711	—	—	—	—	—	—	—	919
Ending balance collectively evaluated for impairment	$5,480	297	7,880	6,509	611	88	348	214	6	350	21,783
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—
Loans:
Ending balance	$357,360	53,956	603,283	286,381	34,911	8,053	47,958	27,278	1,524	51,470	1,472,174
Ending balance individually evaluated for impairment	$1,378	—	8,703	—	575	—	—	—	—	—	10,656
Ending balance collectively evaluated for impairment	$355,982	53,956	594,580	286,381	34,336	8,053	47,958	27,278	1,524	51,470	1,461,518
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$4,935	77	10,918	5,159	618	205	300	395	7	321	22,935
Provision	1,059	95	(378)	102	176	(164)	3	(641)	(10)	256	498
Charge-offs	(468)	—	(968)	(7)	—	—	—	(37)	—	(387)	(1,867)
Recoveries	56	—	6	324	1	20	1	459	5	134	1,006
Ending balance	$5,582	172	9,578	5,578	795	61	304	176	2	324	22,572
Ending balance individually evaluated for impairment	$376	—	1,135	—	120	—	—	—	—	—	1,631
Ending balance collectively evaluated for impairment	$5,206	172	8,443	5,578	675	61	304	176	2	324	20,941
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—
Loans:
Ending balance	$350,758	31,242	564,965	245,830	30,236	9,026	41,496	30,000	1,670	51,555	1,356,778
Ending balance individually evaluated for impairment	$3,061	—	6,455	—	701	280	—	—	—	—	10,497
Ending balance collectively evaluated for impairment	$347,697	31,242	558,510	245,830	29,535	8,746	41,496	30,000	1,670	51,555	1,346,281
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—	—

Impaired Loans
At September 30, 2015, the Company had certain impaired loans of $4,868,000 which were on non-accruing interest status. At December 31, 2014, the Company had certain impaired loans of $574,000 which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at September 30, 2015 and December 31, 2014.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2015
With no related allowance recorded:
Residential 1-4 family	$629	622	—	754	29
Multifamily	—	—	—	—	—
Commercial real estate	4,293	4,293	—	5,183	5
Construction	—	—	—	—	—
Farmland	575	575	—	383	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
	$5,497	5,490	—	6,320	34
With allowance recorded:
Residential 1-4 family	$764	756	208	768	32
Multifamily	—	—	—	—	—
Commercial real estate	4,420	6,113	711	4,558	147
Construction	—	—	—	—	—
Farmland	—	—	—	191	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
	$5,184	6,869	919	5,517	179
Total
Residential 1-4 family	$1,393	1,378	208	1,522	61
Multifamily	—	—	—	—	—
Commercial real estate	8,713	10,406	711	9,741	152
Construction	—	—	—	—	—
Farmland	575	575	—	574	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
	$10,681	12,359	919	11,837	213

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance recorded:
Residential 1-4 family	$1,891	1,854	—	1,081	114
Multifamily	—	—	—	—	—
Commercial real estate	1,352	2,188	—	5,984	95
Construction	—	—	—	673	—
Farmland	—	—	—	—	—
Second mortgages	281	280	—	222	3
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,524	4,322	—	7,960	212
With allowance recorded:
Residential 1-4 family	$1,219	1,207	376	1,363	61
Multifamily	—	—	—	—	—
Commercial real estate	5,131	6,811	1,135	5,755	202
Construction	—	—	—	1,815	—
Farmland	702	701	120	767	7
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,052	8,719	1,631	9,700	270
Total:
Residential 1-4 family	$3,110	3,061	376	2,444	175
Multifamily	—	—	—	—	—
Commercial real estate	6,483	8,999	1,135	11,739	297
Construction	—	—	—	2,488	—
Farmland	702	701	120	767	7
Second mortgages	281	280	—	222	3
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$10,576	13,041	1,631	17,660	482

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
The following table summarizes the carrying balances of TDR’s at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(In thousands)
Performing TDRs	$4,246	$4,443
Nonperforming TDRs	1,968	3,597
Total TDRS	$6,214	$8,040

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the nine months ended September 30, 2015 and the year ended December 31, 2014 (in thousands, except for number of contracts):

	September 30, 2015			December 31, 2014
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	1	$56	$56	6	$1,346	$1,218
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	2	1,020	1,020
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	1	3	3
Agricultural, installment and other	1	2	2	1	1	1
Total	2	$58	$58	10	$2,370	$2,242

As of September 30, 2015, the Company had one large loan relationship in the amount of $1.0 million that had been previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. As of December 31, 2014, the Company did not have any loans previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of September 30, 2015 and December 31, 2014, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $432,000 and $639,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $28.6 million at September 30, 2015 compared to $35.8 million at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural	Installment and Other	Total
September 30, 2015
Credit Risk Profile by Internally Assigned Rating
Pass	$347,897	53,956	586,317	285,934	33,888	7,488	47,949	27,267	1,524	51,372	1,443,592
Special Mention	5,500	—	7,721	401	32	290	—	11	—	6	13,961
Substandard	3,963	—	9,245	46	991	275	9	—	—	92	14,621
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$357,360	53,956	603,283	286,381	34,911	8,053	47,958	27,278	1,524	51,470	1,472,174
December 31, 2014
Credit Risk Profile by Internally Assigned Rating
Pass	$339,529	31,242	545,301	243,416	29,260	8,007	41,274	29,893	1,661	51,387	1,320,970
Special Mention	7,681	—	13,313	2,362	57	347	176	18	2	14	23,970
Substandard	3,548	—	6,351	52	919	672	46	89	7	154	11,838
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$350,758	31,242	564,965	245,830	30,236	9,026	41,496	30,000	1,670	51,555	1,356,778

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$94,160	$403	$276	$94,287
Mortgage-backed:
GSE residential and SBA Pools	147,488	629	471	147,646
Asset-backed:
SBAP	27,723	137	37	27,823
Obligations of states and political subdivisions	23,242	167	114	23,295
	$292,613	$1,336	$898	$293,051

	September 30, 2015
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$6,745	$62	$135	$6,672
Obligations of states and political subdivisions	19,045	270	29	19,286
	$25,790	$332	$164	$25,958

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, and Federal Farm Credit Bank.

	December 31, 2014
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$131,767	129	1,329	130,567
Mortgage-backed:
GSE residential	170,802	731	464	171,069
Asset-backed:
SBAP	30,627	98	205	30,520
Obligations of states and political subdivisions	14,324	98	158	14,264
	$347,520	1,056	2,156	346,420

	December 31, 2014
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$7,398	76	147	7,327
Obligations of states and political subdivisions	20,725	389	41	21,073
	$28,123	465	188	28,400

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, and Federal Farm Credit Bank.
The amortized cost and estimated market value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$2,573	$2,592	$—	$—
Due after one year through five years	9,955	10,093	44,258	44,487
Due after five years through ten years	3,372	3,432	120,979	121,173
Due after ten years	9,890	9,841	127,376	127,391
	$25,790	$25,958	$292,613	$293,051
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2015	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$1,576	$14	1	$2,748	$121	3	$4,324	$135
Obligations of states and political subdivisions	5,449	27	15	298	2	1	5,747	29
	$7,025	$41	16	$3,046	$123	4	$10,071	$164
Available-for-Sale Securities:
GSEs	$—	$—	—	$34,967	$276	11	$34,967	$276
Mortgage-backed:
GSE residential	62,178	386	32	4,198	85	8	66,376	471
Asset-backed: SBAP	8,701	36	5	2,513	1	1	11,214	37
Obligations of states and political subdivisions	4,077	33	11	3,309	81	9	7,386	114
	$74,956	$455	48	$44,987	$443	29	$119,943	$898

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2014	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$—	$—	—	$4,674	$147	4	$4,674	$147
Obligations of states and political subdivisions	—	—	—	2,577	41	6	2,577	41
	$—	$—	—	$7,251	$188	10	$7,251	$188
Available-for-Sale Securities:
GSEs	$34,753	$143	10	$74,250	$1,186	24	$109,003	$1,329
Mortgage-backed:
GSE residential	66,504	279	36	22,172	185	13	88,676	464
Asset-backed: SBAP	16,114	205	9	—	—	—	16,114	205
Obligations of states and political subdivisions	2,078	8	4	4,699	150	13	6,777	158
	$119,449	$635	59	$101,121	$1,521	50	$220,570	$2,156
Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.
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
The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$6,088	$5,351	$17,905	$14,677
Denominator – Weighted average number of common shares outstanding	7,637,448	7,559,136	7,615,096	7,538,860
Basic earnings per common share	$0.80	$0.71	$2.35	$1.95
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$6,088	$5,351	$17,905	$14,677
Denominator – Weighted average number of common shares outstanding	7,637,448	7,559,136	7,615,096	7,538,860
Dilutive effect of stock options	3,348	4,218	3,434	4,350
	7,640,796	7,563,354	7,618,530	7,543,210
Diluted earnings per common share	$0.80	$0.71	$2.35	$1.95
Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2015, the Company had no unrecognized tax benefits related to Federal or State income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2015.
As of September 30, 2015, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2015 is as follows:

Commitments to extend credit	$397,729,000
Standby letters of credit	$34,323,000
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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2015 will not have a material impact on the Company’s financial statements.
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
Other real estate owned — Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to construction and land development, other loans secured by land, and commercial real estate loans for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.
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
The following tables present the financial instruments carried at fair value as of September 30, 2015 and December 31, 2014, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2015
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$94,287	—	94,287	—
Mortgage-backed securities	147,646	—	147,646	—
Asset-backed securities	27,823	—	27,823	—
State and municipal securities	23,295	—	23,295	—
Total investment securities available-for-sale	293,051	—	293,051	—
Loans held for sale	13,437	—	13,437	—
Other assets	26,560	—	—	26,560
Total assets at fair value	$333,048	—	306,488	26,560
December 31, 2014
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$130,567	—	130,567	—
Mortgage-backed securities	171,069	—	171,069	—
Asset-backed securities	30,520	—	30,520	—
State and municipal securities	14,264	—	14,264	—
Total investment securities available-for-sale	346,420	—	346,420	—
Loans held for sale	9,466	—	9,466	—
Other assets	17,331	—	—	17,331
Total assets at fair value	$373,217	—	355,886	17,331

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2015
Other real estate owned	$6,533	—	—	6,533
Impaired loans, net (¹)	9,737	—	—	9,737
Total	$16,270	—	—	16,270
December 31, 2014
Other real estate owned	$7,298	—	—	7,298
Impaired loans, net (¹)	8,866	—	—	8,866
Total	$16,164	—	—	16,164

(1)	Amount is net of a valuation allowance of $0.9 million at September 30, 2015 and $1.6 million at December 31, 2014 as required by ASC 310, “Receivables.”
In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2015, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2015 and 2014 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Nine Months Ended September 30,
	2015		2014
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$17,331	—	$11,390	—
Total realized gains included in income	765	—	306	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	8,464	—	5,000	—
Transfers out of Level 3	—	—	—	—
Fair Value September 30,	$26,560	—	$16,696	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$765	—	306	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Financial assets:
Securities held-to-maturity	$25,790	25,958	—	25,958	—
Loans, net	1,444,334	1,457,511	—	—	1,457,511
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,726,861	1,506,229	—	—	1,506,229
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2014
Financial assets:
Securities held-to-maturity	$28,123	28,400	—	28,400	—
Loans, net	1,329,865	1,346,569	—	—	1,346,569
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,663,707	1,530,607	—	—	1,530,607
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2015 and March 31, 2015 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
Results of Operations
Net earnings increased 21.99% to $17,905,000 for the nine months ended September 30, 2015 from $14,677,000 in the first nine months of 2014. Net earnings were $6,088,000 for the quarter ended September 30, 2015, an increase of $737,000, or 13.77%, from $5,351,000 for the three months ended September 30, 2014 and a decrease of $113,000, or 1.82%, over the quarter ended June 30, 2015. The increase in net earnings during the nine months ended September 30, 2015 as compared to the prior year comparable period was primarily due to an increase in net interest income and an increase in noninterest income, slightly offset by an increase in noninterest expense. Net yield on earning assets for the nine months ended September 30, 2015 was 3.80% compared to 3.75% for the first nine months of 2014, and the net interest spread was 3.69% and 3.64%, respectively, for the nine months ended September 30, 2015 and the nine months ended September 30, 2014. Despite the increase in the net yield on earning assets, the yield on loans decreased in the first nine months of 2015 when compared to the comparable period in 2014 as a result of increased competition for loans in all market areas.

The average balances, interest, and average rates for the nine-month periods ended September 30, 2015 and September 30, 2014 are presented in the following table:

	September 30, 2015			September 30, 2014
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,405,095	5.04%	53,123	$1,242,785	5.31%	49,456
Investment securities—taxable	318,793	1.88	4,492	343,709	1.87	4,832
Investment securities—tax exempt	36,359	2.02	551	32,377	2.08	505
Taxable equivalent adjustment	—	1.04	378	—	1.07	347
Total tax-exempt investment securities	36,359	3.06	929	32,377	3.15	852
Total investment securities	355,152	2.00	5,421	376,086	1.98	5,684
Loans held for sale	10,255	3.50	269	6,929	3.77	196
Federal funds sold	69,428	0.19	100	84,106	0.19	120
Restricted equity securities	3,012	4.03	91	3,012	4.03	91
Total earning assets	1,842,942	4.26%	59,004	1,712,918	4.32	55,547
Cash and due from banks	9,374			10,925
Allowance for loan losses	(22,519)			(23,240)
Bank premises and equipment	40,488			39,204
Other assets	54,725			50,801
Total assets	$1,925,010			$1,790,608

	September 30, 2015			September 30, 2014
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$391,033	0.39%	1,143	$345,559	0.46%	1,197
Money market demand accounts	495,958	0.30	1,107	428,873	0.42	1,355
Individual retirement accounts	89,821	0.97	654	94,079	1.13	795
Other savings deposits	105,105	0.43	340	98,448	0.54	401
Certificates of deposit $100,000 and over	227,814	1.06	1,808	246,893	1.06	1,956
Certificates of deposit under $100,000	217,723	0.90	1,462	233,175	0.94	1,647
Total interest-bearing deposits	1,527,454	0.57	6,514	1,447,027	0.68	7,351
Securities sold under repurchase agreements	2,659	0.25	5	6,279	0.40	19
Federal funds purchased	119	—	1	164	0.81	1
Total interest-bearing liabilities	1,530,232	0.57	6,520	1,453,470	0.68	7,371
Demand deposits	174,879			141,662
Other liabilities	12,086			11,212
Stockholders’ equity	207,813			184,264
Total liabilities and stockholders’ equity	$1,925,010			$1,790,608
Net interest income, on a tax equivalent basis			$52,484			$48,176
Net yield on earning assets (2)		3.80%			3.75%
Net interest spread (3)		3.69%			3.64%

(1)	Loan fees of $4.3 million and $3.7 million are included in interest income in 2015 and 2014, respectively.

(2)	Net interest income divided by average interest-earning assets.

(3)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields and an increase in the yields on taxable securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $3,426,000, or 6.21%, during the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in total interest income was $1,002,000, or 5.28%, for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014. Interest income for the third quarter of 2015 increased $365,000, or 1.86%, over the second quarter of 2015. The increase in the first nine months of 2015 was primarily attributable to an overall increase in loans and the resulting increase in the interest and fees earned on loans that outpaced an overall reduction in loan yields resulting from competition in our market area. The ratio of average earning assets to total average assets was 95.7% and 95.7% for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Interest expense decreased $850,000, or 11.53%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease was $312,000, or 12.86%, for the three months ended September 30, 2015 as compared to the same period in 2014. Interest expense decreased $77,000, or 3.51%, for the quarter ended September 30, 2015 over the second quarter of 2015. The decrease for the nine months ended September 30, 2015 and the quarter ended September 30, 2015 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Provision for Loan Losses
The allowance for loan losses totaled $22,702,000 as of September 30, 2015 compared to $22,572,000 as of December 31, 2014 and $23,314,000 as of September 30, 2014. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first nine months of 2015 totaled approximately $135,000 compared to approximately $15,000 in net recoveries during the first nine months of 2014 and $3,980,000 of net chargeoffs for the first nine months of 2013. Overall, net charge offs were up for the nine month period ended September 30, 2015 when compared to the comparable periods in 2014 due to single large recovery that occurred in the first quarter of 2014. In general, the Bank has seen an overall improvement in its loan portfolio. Reflecting the improving asset quality trends experienced by the Bank in the first nine months of 2015, the provision for loan losses during the nine months ended September 30, 2015 was $265,000, down $99,000 from the $364,000 incurred in the first nine months of 2014. Provision expense for the three months ended September 30, 2015 was $109,000, up $22,000 from the $87,000 incurred in the third quarter of 2014 and up $28,000 from the $81,000 incurred in the second quarter of 2015.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting improving asset quality metrics, the allowance for loan losses was $22,702,000 at September 30, 2015, an increase of 0.58% from $22,572,000 at December 31, 2014 and a decrease of $612,000, or 2.63%, from September 30, 2014. The allowance for loan losses was 1.55%, 1.67%, and 1.78% of total loans at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Management believes the allowance for loan losses at September 30, 2015 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions and gain on sale of loans. Total non-interest income for the nine months ended September 30, 2015 increased 24.90% to $15,060,000 from $12,058,000 for the same period in 2014. Total non-interest income increased $1,219,000, or 28.42%, during the quarter ended September 30, 2015 compared to the third quarter in 2014 and there was an increase of $477,000, or 9.48%, over the second quarter of 2015. The Company’s non-interest income in the first nine months of 2015 increased from the first nine months of 2014 mainly due to an increase in other fees and commissions, an increase in service charges on deposit accounts, and an increase in gain on sale of loans. Gain on sale of loans increased $1,131,000, or 58.72%, during the nine months ended September 30, 2015 compared to the same period in 2014. The increase in gain on sale of loans during the first nine months of 2015 related primarily to the increase in consumer demand for residential mortgages and the continued improvement in the real estate market in the bank’s lending areas. Service charges on deposit accounts increased $616,000, or 19.62%, to $3,755,000 during the nine months ended September 30, 2015 compared to the same period in 2014 and increased $227,000, or 19.34%, during the quarter ended September 30, 2015 compared to the third quarter of 2014 as a result of an increase in service charge on insufficient accounts as the result of an overdraft program implemented by the Bank in the third quarter of 2014 and an increase in consumer checking accounts. Other fees and commissions increased $1,065,000, or 15.91%, to $7,758,000 during the nine months ended September 30, 2015 compared to the same period in 2014. The increase was $454,000 during the quarter ended September 30, 2015 compared to the third quarter of 2014, relating primarily to an increase in life insurance income that resulted from the $8.5 million purchase of bank owned life insurance that occurred in the first nine months of 2015. Other fees and commissions include income on brokerage accounts, insurance policies sold, and various other fees.
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $2,671,000, or 7.56%, during the first nine months of 2015 compared to the same period in 2014. The increase for the quarter ended September 30, 2015 was $1,421,000, or 11.86%, as compared to the same quarter in 2014. The Company experienced an increase of $918,000, or 7.35%, in non-interest expenses in the third quarter of 2015 as compared to the second quarter of 2015. The increase in non-interest expenses for the nine months ended September 30, 2015 when compared to the comparable period in 2014 is primarily attributable to an increase in salaries and employee bonuses associated with a one-time mid-year bonus that was paid to all employees in the second quarter of 2015 in recognition of the Bank being named one of the 2015 Top Workplaces by the Tennessean newspaper. The increase in salaries was offset by a settlement of a claim during the second quarter of 2015 resulting in a $1,325,000 reversal of an accrual for potential litigation losses due the settlement of a claim against the Company during the second quarter of 2015. Loss on the sale of other real estate decreased $190,000 for the nine months ended September 30, 2015 as compared to the same period in 2014 due to a lower volume of foreclosures as well as improved economic conditions and an improved housing market.
Income Taxes
The Company’s income tax expense was $11,000,000 for the nine months ended September 30, 2015, an increase of $1,478,000 over the comparable period in 2014. Income tax expense was $3,774,000 for the quarter ended September 30, 2015, an increase of $353,000 over the same period in 2014. The percentage of income tax expense to net income before taxes was 38.06% and 39.35% for the nine months ended September 30, 2015 and September 30, 2014, respectively, and 38.27% and 39.00% for the quarters ended September 30, 2015 and 2014, respectively. The percentage of income tax expense to net income before taxes was 37.29% for the second quarter of 2015.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 4.60% to 1,959,376,000 during the nine months ended September 30, 2015 from 1,873,242,000 at December 31, 2014. Total assets increased $19,948,000 during the three-month period ended September 30, 2015 and increased $14,032,000, or 0.73%, during the three-month period ended June 30, 2015. Loans, net of allowance for loan losses, totaled $1,444,334,000 at September 30, 2015, a 8.61% increase compared to $1,329,865,000 at December 31, 2014. Net loans increased $33,285,000, or 2.36%, during the three months ended September 30, 2015. The increase in loans resulted from an overall increase in loan demand in the housing market, as well other sectors in which we lend money, along with an increase in marketing efforts that concentrated on increasing the volume of loans. Reflecting increased loan demand, fed funds sold and securities decreased. Securities decreased $55,702,000, or 14.87%, to $318,841,000 at September 30, 2015 from $374,543,000 at December 31, 2014. Securities decreased $35,847,000, or 10.11%, during the three months ended September 30, 2015. Federal funds sold decreased to $15,405,000 at September 30, 2015 from $16,005,000 at December 31, 2014.
Total liabilities increased by 4.10% to $1,740,834,000 at September 30, 2015 compared to $1,672,350,000 at December 31, 2014. For the quarter ended September 30, 2015, total liabilities increased $13,571,000, or 0.79%. The increase in total liabilities since December 31, 2014 was composed of a $63,557,000, or 3.83%, increase in total deposits and a $5,510,000, or 63.75%, increase in accrued interest and other liabilities, partially offset by a $583,000, or 16.96%, decrease in securities sold under repurchase agreements. The increase in total deposits is attributable to expansion into new markets that resulted in the opening of new accounts. The increase in accrued interest and other liabilities is attributable to an increase in employee bonus payable as well as an increase in federal and state taxes payable.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2015 and December 31, 2014.

Loans on Nonaccrual Status

	In Thousands
	September 30, 2015	December 31, 2014
Residential 1-4 family	$42	$42
Multifamily	—	—
Commercial real estate	4,293	—
Construction	—	—
Farmland	575	574
Second mortgages	106	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$5,016	$616

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2015
Residential 1-4 family	$2,685	910	956	4,551	352,809	357,360	$914
Multifamily	—	—	—	—	53,956	53,956	—
Commercial real estate	82	—	4,316	4,398	598,885	603,283	23
Construction	137	83	—	220	286,161	286,381	—
Farmland	189	5	741	935	33,976	34,911	166
Second Mortgages	54	47	173	274	7,779	8,053	67
Equity Lines of Credit	24	—	9	33	47,925	47,958	9
Commercial	23	—	—	23	27,255	27,278	—
Agricultural, installment and other	362	71	33	466	52,529	52,995	33
Total	$3,556	1,116	6,228	10,900	1,461,275	1,472,175	$1,212
December 31, 2014
Residential 1-4 family	$6,166	1,275	1,352	8,793	341,965	350,758	$1,310
Multifamily	—	—	—	—	31,242	31,242	—
Commercial real estate	2,151	242	19	2,412	562,553	564,965	19
Construction	125	91	73	289	245,541	245,830	73
Farmland	88	—	594	682	29,554	30,236	20
Second Mortgages	286	18	70	374	8,652	9,026	70
Equity Lines of Credit	346	—	5	351	41,145	41,496	5
Commercial	37	—	—	37	29,963	30,000	—
Agricultural, installment and other	301	126	44	471	52,754	53,225	44
Total	$9,500	1,752	2,157	13,409	1,343,369	1,356,778	$1,541
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
Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2015 totaled $6,228,000 an increase from $2,157,000 at December 31, 2014. The increase in non-performing loans during the nine months ended September 30, 2015 of $4,071,000 is due primarily to an increase in non-performing commercial real estate mortgage loans of $4,297,000 that resulted primarily from one large commercial real estate loan changing to non-performing status. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is renewed deterioration of local real estate values.
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
The increase in impaired loans during the nine months ended September 30, 2015 was primarily due to one loan relationship becoming impaired. Overall, the Company’s market areas have seen improvements in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the nine months ended September 30, 2015 were $135,000 as compared to $15,000 in net recoveries for the same period in 2014 and $861,000 in net charge-offs for the year ended December 31, 2014. The Bank has continued to experience a decrease in past dues and nonaccruals, with the exception of one large loan placed on non-accrual during the first quarter of 2015, and is experiencing fewer foreclosures which has resulted in fewer charge offs.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $52.2 million. At September 30, 2015, the internally classified loans have decreased $7,226,000, or 20.18%, to $28,582,000 from $35,808,000 at December 31, 2014. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at September 30, 2015 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $11,507,000 and $15,860,000 at September 30, 2015 and December 31, 2014, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank continues to see an improvement in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at September 30, 2015 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At September 30, 2015, the Company’s liquid assets totaled $208.8 million. Additionally, as of September 30, 2015, we had available to us approximately $53.0 million in unused federal funds line of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At September 30, 2015, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on Wilson Bank’s net interest income and EVE as of September 30, 2015, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP(1)	+100 BP	+200 BP
Net interest income	(2.41)%	(3.41)	(6.73)
EVE	(8.31)	0.11	(0.68)

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2015, securities totaling approximately $17.6 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2015, loans totaling approximately $360.4 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $113.3 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
At September 30, 2015, we had unfunded loan commitments outstanding of $397.7 million and outstanding standby letters of credit of $34.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At September 30, 2015, total stockholders’ equity was $218,542,000, or 11.15% of total assets, which compares with $200,892,000, or 10.72% of total assets, at December 31, 2014. The dollar increase in stockholders’ equity during the nine months ended September 30, 2015 results from the Company’s net income of $17,905,000, proceeds from the issuance of common stock related to exercise of stock options of $190,000, the net effect of a $1,538,000 unrealized gain on investment securities net of applicable income taxes of $589,000, cash dividends declared of $4,935,000 of which $3,511,000 was reinvested under the Company’s dividend reinvestment plan and $30,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2015 and December 31, 2014, that the Company and Wilson Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2015, the most recent notification from the FDIC categorized Wilson Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of December 31, 2014, an institution must have maintained minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not have been subject to a written agreement, order or directive to maintain a higher capital level. The minimum capital levels required to be considered well-capitalized from and after January 1, 2015, are as follows: a Tier 1 leverage capital ratio of 5%, a common equity Tier 1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8% (up from 6.0% under the previous rules) and a total risk-based capital ratio of 10%. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2015 and December 31, 2014, are also presented in the table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2015
Total capital to risk weighted assets:
Consolidated	$233,856	13.8%	$135,569	8.0%	$169,461	10.0%
Wilson Bank	232,749	13.8	134,927	8.0	168,659	10.0
Tier 1 capital to risk weighted assets:
Consolidated	213,466	12.6	101,650	6.0	135,534	8.0
Wilson Bank	211,579	12.5	101,558	6.0	135,411	8.0
Common equity tier 1 capital to average assets:
Consolidated	213,466	12.6	76,238	4.5	110,121	6.5
Wilson Bank	211,579	12.5	76,168	4.5	110,021	6.5
Tier 1 capital to average assets:
Consolidated	213,466	11.0	77,624	4.0	N/A	N/A
Wilson Bank	211,579	10.9	77,644	4.0	97,055	5.0

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2014
Total capital to risk weighted assets:
Consolidated	$214,779	15.0%	$114,549	8.0%	$143,186	10.0%
Wilson Bank	213,447	14.9	114,602	8.0	143,253	10.0
Tier 1 capital to risk weighted assets:
Consolidated	196,765	13.7	57,450	4.0	86,174	6.0
Wilson Bank	195,433	13.6	57,480	4.0	86,220	6.0
Tier 1 capital to average assets:
Consolidated	196,765	10.6	74,251	4.0	N/A	N/A
Wilson Bank	195,433	10.5	74,451	4.0	93,063	5.0
In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. The new capital requirements were effective January 1, 2015 and included a new “Common Equity Tier I Ratio”, which has stricter rules as to what qualifies as Common Equity Tier I Capital. Comparability between the ratios at December 31, 2014 and September 30, 2015 may be limited due to a change in the capital requirements and calculation of capital ratios. A summary of the changes to the Regulatory Capital Ratios are as follows:

	Guideline in Effect		Basel III Requirements in Effect
	At December 31, 2014		At September 30, 2015
	Minimum	Well Capitalized	Minimum	Well Capitalized
Common Equity Tier I Ratio (Common Equity to Risk Weighted Assets)	Not Applicable	Not Applicable	4.5%	6.5%
Tier I Capital to Risk Weighted Assets	4%	6%	6%	8%
Total Capital to Risk Weighted Assets	8%	10%	8%	10%
Tier I Leverage Ratio	4%	5%	4%	5%

The guidelines under Basel III establish a 2.5% capital conservation buffer requirement that is phased in over four years beginning January 1, 2016. The buffer is related to Risk Weighted Assets. The Basel III minimum requirements after giving effect to the buffer are as follow:

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
There have been no material changes in reported market risks during the nine months ended September 30, 2015.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 9, 2015	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 9, 2015	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer