Form 10-K
period 2015-12-31
WILSON BANK HOLDING CO
filed 2016-03-14
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-20402
 __________________________________________________________
WILSON BANK HOLDING COMPANY
(Exact name of registrant as specified in its charter)
__________________________________________________________

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
Common Stock, $2.00 par value per share
(Title of class)
__________________________________________________________
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $338,143,418. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $48.95 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
Shares of common stock, $2.00 par value per share, outstanding on March 14, 2016 were 7,692,627.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2015 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 12, 2016 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2015, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, two full service banking offices in eastern Davidson County, Tennessee, four full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, two full service banking office in Sumner County, Tennessee and one full service banking office in Putnam County, Tennessee.

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

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 402 Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee 37122; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 710 NW Broad St, Murfreesboro, Tennessee; 3110 Memorial Blvd, Murfreesboro, Tennessee; 210 Commerce Drive, Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 576 West Broad Street, Smithville, Tennessee; 306 Brush Creek Road, Alexandria, Tennessee; 1300 Main Street North, Carthage, Tennessee; 7 New Middleton Highway, Gordonsville, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee and 320 South Jefferson Avenue, Cookeville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, and Putnam County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2015, the Company reported net earnings of approximately $23.86 million and at December 31, 2015 if had total assets of approximately $2.02 billion.

Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2015 filed as Exhibit 13.1 to this Form 10-K (the “2015 Annual Report”), are incorporated herein by reference.

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

•	Making permanent the $250,000 limit for federal deposit insurance and increasing the cash limit of Securities Investor Protection Corporation protection to $250,000.

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

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

Subject to various exceptions, the BHC Act and the Federal Change in Bank Control Act, together with related regulations, require FRB approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to or for the benefit of affiliates;

•	A bank’s investment in affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the FRB;

•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;

•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and

•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Under FDIC regulations in effect prior to January 1, 2015, a state nonmember bank was "well capitalized" if it had a Tier 1 to average assets capital ratio of 5% or better, a Tier 1 risk-based capital ratio of 6% or better, a total risk-based capital ratio of 10% or better, and was not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state nonmember bank was considered "adequately capitalized" prior to January 1, 2015 if it had a Tier 1 to average assets capital ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and did not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State nonmember banks are required to be “well-capitalized" in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory authorities, including the FRB and the FDIC, approved final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel III Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules, which became effective as to the Company and the Bank on January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more, and top-tier savings and loan holding companies (“banking organizations”). Under the rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The rules, among other things, included new minimum risk-based capital and leverage ratios. Moreover, these rules refined the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 to average assets capital ratio of 4% for all institutions. The rules also established a “capital conservation buffer” of 2.5% (to be phased in over three years with the first 0.625% phased in on January 1, 2016) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% and is scheduled to increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank each opted out of this requirement.

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

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, limitations on the ability to hire senior executive officers or add directors without prior approval and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Additionally, the FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are categorized. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. Effective as of January 1, 2015, the relevant compete ratios associated with each of these categories is as set forth on the following table:

	Common Equity Tier 1 Risk-based Capital ratio	Total Risk-based Capital ratio	Tier 1 Risk-based Capital ratio	Tier 1 Leverage ratio
Well capitalized	6.5%	10%	8%	5%
Adequately capitalized	4.5%	8%	6%	4%
Undercapitalized	< 4.5%	< 8%	< 6%	< 4%
Significantly undercapitalized	< 3%	< 6%	< 4%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

Among other things, the Patriot Act prohibits financial institutions from doing business with foreign "shell" banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the Patriot Act became effective at varying times, and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the law.

The banking industry is generally subject to extensive regulatory oversight. The Company, as a bank holding company with securities registered under the Securities Exchange Act of 1934, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. With the enactment of the Dodd-Frank Act and the significant amount of regulations that have already been adopted and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, required that a significant number of new regulations be adopted by various financial regulatory agencies, many of which have been implemented but some of which remain to be implemented.

Competition

The banking business is highly competitive. Our primary market area consists of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner and Putnam Counties in Tennessee. We compete with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and lending companies. Some of our competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of our larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level. The Company does not experience significant seasonal trends in its operations.

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

Employment
As of March 14, 2016, the Company and its subsidiary collectively employed 446 full-time equivalent employees.

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

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2015 Annual Report. Certain information not contained in the Company’s 2015 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

I.	Distribution of Assets, Liabilities and Stockholders' Equity;
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
Non-accrual loans have been included in the loan category. Loan fees of $5,082,000, $4,338,000 and $3,802,000 for 2015, 2014 and 2013, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

	Dollars In Thousands
	2015			2014			2015/2014 Change
	Average Balance	Average Yield	Income/ Expense	Average Balance	Average Yield	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$1,418,561	5.04%	71,543	$1,261,131	5.29%	66,685	$8,098	(3,240)	4,858
Investment securities—taxable	311,925	1.88	5,868	340,969	1.90	6,464	(531)	(65)	(596)
Investment securities—tax exempt	37,810	2.03	768	32,814	2.07	679	102	(13)	89
Taxable equivalent adjustment	—	1.05	396	—	1.07	350	53	(7)	46
Total tax-exempt investment securities	37,810	3.08	1,164	32,814	3.14	1,029	155	(20)	135
Total investment securities	349,735	2.01	7,032	373,783	2.00	7,493	(376)	(85)	(461)
Loans held for sale	10,724	3.59	385	7,342	3.58	263	121	1	122
Federal funds sold and interest bearing deposits	75,842.20		154	85,987.19		167	(21)	8	(13)
Restricted equity securities	3,012	4.02	121	3,012	4.05	122	—	(1)	(1)
Total earning assets	1,857,874	4.26	79,235	1,731,255	4.32	74,730	7,822	(3,317)	4,505
Cash and due from banks	9,290			10,597
Allowance for loan losses	(22,588)			(23,230)
Bank premises and equipment	40,743			39,293
Other assets	55,198			50,452
Total assets	$1,940,517			$1,808,367

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

	Dollars In Thousands
	2015			2014			2015/2014 Change
	Average Balance	Average Yield	Income/ Expense	Average Balance	Average Yield	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$398,881.38%		1,515	$349,375.45%		1,587	$199	(271)	(72)
Money market demand accounts	499,942.29		1,463	439,867.42		1,831	237	(606)	(369)
Individual retirement accounts	89,340.95		846	93,687	1.12	1,047	(47)	(154)	(201)
Other savings deposits	105,648.42		443	99,753.54		535	31	(123)	(92)
Certificates of deposit $100,000 and over	226,762	1.06	2,408	242,838	1.06	2,574	(165)	—	(165)
Certificates of deposit under $100,000	215,940.89		1,925	231,472.94		2,170	(137)	(108)	(245)
Total interest-bearing deposits	1,536,513.56		8,600	1,456,992.67		9,744	118	(1,262)	(1,144)
Securities sold under repurchase agreements	2,505.28		7	5,784.40		23	(10)	(6)	(16)
Federal funds purchased	90	1.11	1	123.81		1	—	—	—
Total interest-bearing liabilities	1,539,108.56		8,608	1,462,899.67		9,768	108	(1,268)	(1,160)
Demand deposits	178,281			146,473
Other liabilities	9,525			9,186
Stockholders’ equity	213,603			189,809
Total liabilities and stockholders’ equity	$1,940,517			$1,808,367
Net interest income			70,627			64,962
Net yield on earning assets (1)		3.80%			3.75%
Net interest spread (2)		3.70%			3.65%

(1)	Net interest income divided by average earning assets.

(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

	Dollars In Thousands
	2014			2013			2014/2013 Change
	Average Balance	Average Yield	Income/ Expense	Average Balance	Average Yield	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$1,261,131	5.29%	66,685	$1,205,296	5.49%	66,177	$2,983	(2,475)	508
Investment securities—taxable	340,969	1.90	6,464	293,100	1.50	4,411	780	1,273	2,053
Investment securities—tax exempt	32,814	2.07	679	27,970	2.16	603	102	(26)	76
Taxable equivalent adjustment	—	1.07	350	—	1.11	311	50	(11)	39
Total tax-exempt investment securities	32,814	3.14	1,029	27,970	3.27	914	152	(37)	115
Total investment securities	373,783	2.00	7,493	321,070	1.66	5,325	932	1,236	2,168
Loans held for sale	7,342	3.58	263	8,358	3.09	258	(33)	38	5
Federal funds sold, and interest bearing deposits	85,987.19		167	100,888.21		215	(29)	(19)	(48)
Restricted equity securities	3,012	4.05	122	3,012	4.98	150	—	(28)	(28)
Total earning assets	1,731,255	4.32	74,730	1,638,624	4.40	72,125	3,853	(1,248)	2,605
Cash and due from banks	10,597			10,046
Allowance for loan losses	(23,230)			(25,885)
Bank premises and equipment	39,293			36,330
Other assets	50,452			44,374
Total assets	$1,808,367			$1,703,489

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

	Dollars In Thousands
	2014			2013			2014/2013 Change
	Average Balance	Average Yield	Income/ Expense	Average Balance	Average Yield	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$349,375.45%		1,587	$311,466.51%		1,589	$189	(191)	(2)
Money market demand accounts	439,867.42		1,831	369,769.50		1,847	312	(328)	(16)
Individual retirement accounts	93,687	1.12	1,047	98,006	1.28	1,255	(54)	(154)	(208)
Other savings deposits	99,753.54		535	95,226.59		560	26	(51)	(25)
Certificates of deposit $100,000 and over	242,838	1.06	2,574	254,568	1.16	2,956	(133)	(249)	(382)
Certificates of deposit under $100,000	231,472.94		2,170	250,440	1.05	2,621	(189)	(262)	(451)
Total interest-bearing deposits	1,456,992.67		9,744	1,379,475.78		10,828	151	(1,235)	(1,084)
Securities sold under repurchase agreements	5,784.40		23	9,438.53		50	(17)	(10)	(27)
Federal funds purchased	123.81		1	75	1.33	1	—	—	—
Total interest-bearing liabilities	1,462,899.67		9,768	1,388,988.78		10,879	134	(1,245)	(1,111)
Demand deposits	146,473			131,427
Other liabilities	9,186			10,594
Stockholders’ equity	189,809			172,480
Total liabilities and stockholders’ equity	$1,808,367			$1,703,489
Net interest income			64,962			61,246
Net yield on earning assets (1)		3.75%			3.74%
Net interest spread (2)		3.65%			3.62%
  (1) Net interest income divided by average earning assets.
(2)Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

II.	Investment Portfolio:
A.    Investment securities at December 31, 2015 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$9,375	60	169	9,266
Obligations of states and political subdivisions	18,820	288	9	19,099
	$28,195	348	178	28,365

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$77,177	215	483	76,909
Mortgage-backed:
GSE residential	192,983	430	1,498	191,915
Asset-backed:
SBAP	31,253	54	273	31,034
Obligations of states and political subdivisions	31,093	274	97	31,270
	$332,506	973	2,351	331,128

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

II.	Investment Portfolio, Continued

A.    Continued:
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
December 31, 2015

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
December 31, 2015

II.	Investment Portfolio, Continued:

B.
The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2015:

Held-To-Maturity Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage-backed:
GSEs residential	$9,375	9,266	4.29%
Obligations of states and political subdivisions*:
Less than one year	1,309	1,321	4.38
One to three years	5,173	5,238	2.77
Three to five years	5,217	5,303	2.84
Five to ten years	3,985	4,050	3.04
More than ten years	3,136	3,187	2.99
Total obligations of states and political subdivisions	18,820	19,099	3.00
Total held-to-maturity securities	$28,195	28,365	3.43%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

II.	Investment Portfolio, Continued;
B.    Continued:

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage and asset-backed securities	$224,236	222,949	3.09%
U.S. Government-sponsored enterprises (GSEs):
Less than one year	—	—	—
One to three years	3,198	3,168	1.77
Three to five years	32,424	32,401	2.72
Five to ten years	41,555	41,340	3.25
More than ten years	—	—	—
Total U.S. Government-sponsored enterprises (GSEs)	77,177	76,909	2.97
Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to three years	966	963	2.29
Three to five years	6,181	6,235	2.44
Five to ten years	21,205	21,319	3.01
More than ten years	2,741	2,753	3.80
Total obligations of states and political subdivisions	31,093	31,270	2.94
Total available-for-sale securities	$332,506	331,128	3.05%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

III.	Loan Portfolio:
A.    Loan Types
The following schedule details the loans of the Company at December 31, 2015, 2014, 2013, 2012 and 2011:

	In Thousands
	2015	2014	2013	2012	2011
Commercial, financial and agricultural	$41,339	42,200	34,834	35,521	48,080
Real estate—construction	275,319	245,830	194,426	190,356	166,460
Real estate—mortgage	1,110,989	1,027,723	940,077	902,930	866,060
Installment	43,467	41,025	41,118	41,713	44,689
Total loans	1,471,114	1,356,778	1,210,455	1,170,520	1,125,289
Deferred loan fees	(5,035)	(4,341)	(3,253)	(2,912)	(2,031)
Total loans, net of deferred fees	1,466,079	1,352,437	1,207,202	1,167,608	1,123,258
Less allowance for loan losses	(22,900)	(22,572)	(22,935)	(25,497)	(24,525)
Net loans	$1,443,179	1,329,865	1,184,267	1,142,111	1,098,733

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

III.	Loan Portfolio, Continued:
B.    Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies our fixed and variable rate loans at December 31, 2015 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2015
	Fixed Rates	Variable Rates	Totals	At December 31, 2015
Based on contractual maturity:
Due within one year	$229,037	35,172	264,209	17.96%
Due in one year to five years	175,698	90,526	266,224	18.10
Due after five years	95,951	844,730	940,681	63.94
Totals	$500,686	970,428	1,471,114	100.0%
Based on contractual repricing dates:
Daily floating rate	$—	10,013	10,013	0.68%
Due within one year	229,037	304,142	533,179	36.24
Due in one year to five years	175,698	473,305	649,003	44.12
Due after five years	95,951	182,968	278,919	18.96
Totals	$500,686	970,428	1,471,114	100.0%

The following table represents the contractual maturities of the loan portfolio as of December 31, 2015 (dollars in thousands):

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total
Commercial, financial and agricultural	$6,171	10,337	24,831	41,339
Real estate—construction	139,136	68,829	67,354	275,319
Real estate—mortgage	102,532	160,928	847,529	1,110,989
Installment	16,370	26,130	967	43,467
	$264,209	266,224	940,681	1,471,114

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

III.	Loan Portfolio, Continued:
C.    Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2015, 2014, 2013, 2012 and 2011:

	In Thousands, Except Percentages
	2015	2014	2013	2012	2011
Non-accrual loans:
Commercial, financial and agricultural	—	—	—	—	35
Real estate—construction	—	—	3,524	9,626	14,378
Real estate—mortgage	4,909	616	2,053	7,229	10,552
Installment	—	—	—	—	—
Total non-accrual	4,909	616	5,577	16,855	24,965
Loans 90 days past due still accruing and non-performing TDRs:
Commercial, financial and agricultural	41	9	285	54	158
Real estate—construction	—	73	271	24	95
Real estate—mortgage	4,475	5,008	1,550	736	5,339
Installment	55	48	27	105	78
Total loans 90 days past due still accruing and non-performing TDRs	4,571	5,138	2,133	919	5,670
Total non-performing loans	9,480	5,754	7,710	17,774	30,635
Total loans, net of deferred fees	1,466,079	1,352,437	1,207,202	1,167,608	1,123,258
Percentage of total non- performing loans to total loans outstanding, net of deferred fees	0.65	0.43	0.64	1.52	2.73
Other real estate	5,410	7,298	12,869	15,307	19,117

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

III.	Loan Portfolio, Continued:
C.    Risk Elements, Continued:
The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $4,909,000 at December 31, 2015, $616,000 at December 31, 2014, $5,577,000 at December 31, 2013, $16,855,000 at December 31, 2012 and $24,965,000 at December 31, 2011. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2015 if the loans had been current totaled $291,000 compared to $39,000 in 2014, $296,000 in 2013, $775,000 in 2012 and $875,000 in 2011. The amount of interest and fee income recognized on total loans during 2015 totaled $71,543,000 as compared to $66,685,000 in 2014, $66,177,000 in 2013, $66,080,000 in 2012 and $66,031,000 in 2011.
At December 31, 2015, loans, which include the above, totaling $25,217,000 were included in the Company’s internal classified loan list. Of these loans $25,090,000 are real estate and $127,000 are various other types of loans. The value collateralizing these loans is estimated by management to be approximately $50,407,000 ($50,394,000 related to real property securing real estate loans and $13,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
At December 31, 2015, real estate construction and mortgage loans made up 18.72% and 75.52%, respectively, of the Company’s loan portfolio.
At December 31, 2015 and 2014, other real estate totaled $5,410,000 and $7,298,000, respectively.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015
 III.    Loan Portfolio, Continued;
C.    Risk Elements, Continued;
There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2015 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

IV.	Summary of Loan Loss Experience
The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2015, 2014, 2013, 2012 and 2011 and the years then ended.

	In Thousands, Except Percentages
	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of period	$22,572	22,935	25,497	24,525	22,177
Charge-offs:
Commercial, financial and agricultural	—	(37)	(150)	(454)	(517)
Real estate – construction	(26)	(7)	(1,470)	(2,226)	(1,681)
Real estate – mortgage	(414)	(1,436)	(3,247)	(6,066)	(4,103)
Installment	(664)	(387)	(380)	(412)	(461)
	(1,104)	(1,867)	(5,247)	(9,158)	(6,762)
Recoveries:
Commercial, financial and agricultural	7	464	38	71	22
Real estate – construction	39	324	179	174	67
Real estate – mortgage	767	84	123	169	106
Installment	231	134	168	188	237
	1,044	1,006	508	602	432
Net loan charge-offs	(60)	(861)	(4,739)	(8,556)	(6,330)
Provision for loan losses charged to expense	388	498	2,177	9,528	8,678
Allowance for loan losses at end of period	$22,900	22,572	22,935	25,497	24,525
Total loans, net of deferred fees, at end of year	$1,466,079	1,352,437	1,207,202	1,167,608	1,123,258
Average total loans outstanding, net of deferred fees, during year	$1,418,561	1,261,131	1,205,296	1,138,525	1,108,335
Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.004%	0.07	0.39	0.75	0.57
Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	1.56%	1.67	1.90	2.18	2.18

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015
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
The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2015		December 31, 2014
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$339	2.8%	$178	3.1%
Real estate construction	5,136	18.7	5,578	18.1
Real estate mortgage	16,983	75.5	16,492	75.8
Installment	442	3.0	324	3.0
	$22,900	100.0%	$22,572	100.0%

	December 31, 2013		December 31, 2012
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$402	2.9%	$397	3.0%
Real estate construction	5,159	16.1	7,191	16.3
Real estate mortgage	17,053	77.6	17,515	77.1
Installment	321	3.4	394	3.6
	$22,935	100.0%	$25,497	100.0%

	December 31, 2011
	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$1,328	4.3%
Real estate construction	6,223	14.8
Real estate mortgage	16,518	77.0
Installment	456	3.9
	$24,525	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

V.	Deposits:
The average amounts and average interest rates for deposits for 2015, 2014 and 2013 are detailed in the following schedule:

	2015		2014		2013
	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate
Non-interest bearing deposits	$178,281	—	$146,473	—	$131,427	—
Negotiable order of withdrawal accounts	398,881	0.38%	349,375	0.45%	311,466	0.51%
Money market demand accounts	499,942	0.29%	439,867	0.42%	369,769	0.50%
Individual retirement accounts	89,340	0.95%	93,687	1.12%	98,006	1.28%
Other savings	105,648	0.42%	99,753	0.54%	95,226	0.59%
Certificates of deposit $100,000 and over	226,762	1.06%	242,838	1.06%	254,568	1.16%
Certificates of deposit under $100,000	215,940	0.89%	231,472	0.94%	250,440	1.05%
	$1,714,794	0.50%	$1,603,465	0.61%	$1,510,902	0.72%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2015:

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total
Less than three months	$34,273	6,410	40,683
Three to six months	20,471	3,898	24,369
Six to twelve months	31,734	4,185	35,919
More than twelve months	133,673	23,565	157,238
	$220,151	38,058	258,209

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

VI.	Return on Equity and Assets:
The following schedule details selected key ratios of the Company at December 31, 2015, 2014 and 2013:

	2015	2014	2013
Return on assets (Net income divided by average total assets)	1.23%	1.15%	0.93%
Return on equity (Net income divided by average equity)	11.17%	10.95%	9.20%
Dividend payout ratio (Dividends declared per share divided by net income per share)	20.83%	21.82%	28.30%
Equity to asset ratio (Average equity divided by average total assets)	11.01%	10.50%	10.13%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities)	11.06%	10.59%	10.27%
The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

VI.	Return on Equity and Assets: Continued:
The following schedule details the Company’s risk-based capital at December 31, 2015 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$219,484
Total capital:
Allowable allowance for loan losses	22,040
Total capital	$241,524
Risk-weighted assets	$1,707,356
Risk-based capital ratios:
Tier I capital ratio	12.86%
Common equity Tier 1 capital ratio	12.86%
Total risk-based capital ratio	14.11%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2015

VI.	Return on Equity and Assets: Continued:
The Company is required to maintain a total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 6%. At December 31, 2015, the Company and the Bank were in compliance with these requirements.
The following schedule details the Company’s interest rate sensitivity at December 31, 2015:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of deferred fees	$1,466,079	148,846	54,967	128,736	205,608	927,922
Securities	359,323	19,562	125	1,186	2	338,448
Loans held for sale	10,135	10,135	—	—	—	—
Federal funds sold	35,220	35,220	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—
Total earning assets	1,873,769	216,775	55,092	129,922	205,610	1,266,370
Interest-bearing liabilities:
Negotiable order of withdrawal accounts	445,967	445,967	—	—	—	—
Money market demand accounts	523,895	523,895	—	—	—	—
Individual retirement accounts	86,587	6,746	9,650	11,417	10,334	48,440
Other savings	107,829	107,829	—	—	—	—
Certificates of deposit, $100,000 and over	220,151	12,911	21,211	20,274	32,082	133,673
Certificates of deposit, under $100,000	208,359	12,831	31,233	29,805	33,695	100,795
Securities sold under repurchase agreements	2,035	2,035	—	—	—	—
	1,594,823	1,112,214	62,094	61,496	76,111	282,908
Interest-sensitivity gap	$278,946	(895,439)	(7,002)	68,426	129,499	983,462
Cumulative gap		(895,439)	(902,441)	(834,015)	(704,516)	278,946
Interest-sensitivity gap as % of total assets		(44.3)%	(0.3)%	3.4%	6.4%	48.6%
Cumulative gap as % of total assets		(44.3)%	(44.6)%	(41.2)%	(34.8)%	13.8%

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

As of December 31, 2015, approximately 94% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 45% were commercial real estate loans, 25% were residential real estate loans, 20% were construction and development loans and 10% were other real estate loans. In total these loans make up approximately 99% of the Company’s non-performing loans at December 31, 2015. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans deteriorated in 2008, 2009 and the first half of 2010 as a result of adverse conditions in the real estate market within the Company’s markets. While conditions have stabilized somewhat since the second half of 2010, if residential real estate prices again decline or demand weakens, that could again result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. Renewed adverse economic and real estate market conditions could lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small to medium-sized businesses.

At December 31, 2015, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. Although conditions in the Company’s market have improved over the last three years, these industries continue to experience challenges as a result of the continued sluggish economy. If the economic environment in the Company’s market weakens in 2016 or beyond, these industry concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause the Company’s earnings to be negatively impacted. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s earnings.

A substantial focus of the Company’s marketing and business strategy is to serve small to medium-sized businesses in its market areas. As a result, a relatively high percentage of the Company’s loan portfolio consists of commercial loans primarily to small to medium-sized businesses. The Company expects to seek to expand the amount and percentage of such loans in its portfolio in 2016. During periods of lower economic growth like those the Company experienced in recent years or recessionary environments like the Company experienced in 2007 and 2008, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact the Company’s results of operations and financial condition.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford, Putnam, and Sumner counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets, although continuing to stabilize, remain challenging, particularly the real estate construction and development segment of the Company’s loan portfolio. The Company cannot assure that economic conditions in its markets will improve during 2016 or thereafter, and continued weak economic conditions in the Company’s markets could cause the Company to continue to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.

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

Negative developments in the U.S. and local economy may adversely impact the Company’s results in the future.

Economic conditions in the markets in which the Company operates deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in the Company’s real estate loan portfolio and increased costs associated with its portfolio of other real estate owned. Although economic conditions appear to have stabilized and strengthened in our markets in the more recent periods and the Company has refocused its efforts on growing its earning assets, the Company believes that it will continue to experience a slower growth economic environment in 2016. Accordingly, the Company expects that its results of operations could be negatively impacted by economic conditions, including reduced loan demand, in 2016. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Company in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Company could experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Over the last three years the Company has sought to expand its franchise by developing new markets or expanding its operations in existing markets and may continue to do so in future years.

In 2015, the Company opened a new branch location in Putnam County, a market not previously served by the Company and has plans to open an additional branch location in Rutherford County during 2016. Expansion, whether by opening new branches or acquiring existing branches or whole banks, involves various risks, including:

Management of Growth. The Company may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	avoid diversion or disruption of its existing operations or management as well as those of an acquired institution;

•	maintain adequate management personnel and systems to oversee such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

Operating Results. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Execution on a growth strategy could lead to increases in overhead expenses if the Company were to add new offices and staff. The Company’s historical results may not be indicative of future results or results that may be achieved if it were to increase the number and concentration of its branch offices in its existing or new markets.

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches the Company establishes can be expected to negatively impact the Company’s earnings for some period of time until they reach certain economies of scale. The same is true for the Company’s efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. The Company’s expenses could be further increased if it encounters delays in opening any of its new branches. The Company may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, any branch the Company may not meet the Company’s long-term profitability expectations or otherwise be successful even after it has been established or acquired, as the case may be.

Regulatory and Economic Factors. Growth of banks like the Bank may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect the Company’s growth and expansion. Such factors may cause the Company to alter its growth and expansion plans or slow or halt the growth and expansion process, which may prevent the Company from entering its expected markets or allow competitors to gain or retain market share in the Company’s existing markets.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy.

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

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As the Company continues to resolve non-performing real estate loans, it continues to have elevated levels of other real estate owned primarily through foreclosures or acquisitions by deed in lieu of foreclosures of raw land and properties from commercial real estate developers. Expense related to other real estate owned consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as the Company’s level of other real estate owned remains elevated, and also if local real estate values again begin to decline, negatively affecting the Company’s results of operations.

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

Because of significant competitive pressures in the Company’s market and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Company’s net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. The Company also expects loan pricing to remain competitive in 2016 and believes that economic factors affecting broader markets will likely result in reduced yields for the Company’s investment securities portfolio as prepayments continue to escalate.  As a result, the Company’s net interest margin, and consequently its profitability, may continue to be negatively impacted in 2016 and beyond.

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

Additionally, the Company faces competition from similarly sized and smaller community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These community banks may offer higher deposit rates or lower cost loans in an effort to attract the Company’s customers, and may attempt to hire the Company’s management and employees.

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

The Company, as well as the Bank, operate in an increasingly highly regulated environment and are supervised and examined by various federal and state regulatory agencies who may adversely affect the Company’s ability to conduct business.

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

Federal or state legislation or regulation may increase the Company’s expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.

Implementation of the various provisions of the Dodd-Frank Act has resulted in increases in the Company’s operating costs and may continue to cause additional increases, and implementation of those provisions of the Dodd-Frank Act that are not yet implemented could have a material effect on the Company’s business, financial condition or results of operations.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-five branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 320 South Jefferson Avenue, Cookeville, Tennessee; a Loan Production Office at 393 Maple Street Suite 100-A in Gallatin, Tennessee and a Loan Production Office at 161 Harold court in Franklin, Tennessee.

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

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space. The Bank owns a building at 217 Donelson Pike, Donelson, Tennessee which occupies approximately 8,000 square feet of space and a building at 320 South Jefferson Avenue, Cookeville, Tennessee, which occupies approximately 6,300 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, and its Loan Production office in Gallatin. The Bank also leases space at seven locations within Wilson County, DeKalb County, Rutherford County, Davidson County, Smith County and Cannon County where it maintains and operates automatic teller machines.
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

Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Holding Company & Stock Information” on page 91 of the Company’s 2015 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2015.
Item 6. Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 16 of the Company’s 2015 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 17 through 39 of the Company’s 2015 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 34-35 of the Company’s 2015 Annual Report and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 41 through 90 of the Company’s 2015 Annual Report and are incorporated herein by reference.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on page 40 of Wilson Bank Holding Company’s 2015 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B. Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2016 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (63) - Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Elmer Richerson (63) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Gary Whitaker (58) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (51) - Ms. Pominski is Senior Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions including Asst. Cashier, Asst. Vice President and Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN.

John McDearman (47) - Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. Currently he serves as Executive Vice President, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include the continuing development of the commercial loan portfolio and the supervision of the Sumner County offices.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2016 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors - Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2016 Annual Meeting of Shareholders.

Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials filed in connection with the 2016 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2016 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2016 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Director Independence” in the Company’s definitive proxy materials filed in connection with the 2016 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2016 Annual Meeting of Shareholders.
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

WILSON BANK HOLDING COMPANY
By:	/s/ J. Randall Clemons
J. Randall Clemons
President and Chief Executive Officer
Date:	March 14, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2016

/s/ H. Elmer Richerson H. Elmer Richerson	Executive Vice President & Director	March 14, 2016

/s/ Charles Bell Charles Bell	Director	March 14, 2016

/s/ Jack W. Bell Jack W. Bell	Director	March 14, 2016

/s/ James F. Comer James F. Comer	Director	March 14, 2016

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 14, 2016

/s/ John B. Freeman John B. Freeman	Director	March 14, 2016

/s/ William P. Jordan William P. Jordan	Director	March 14, 2016

/s/Harold R. Patton Harold R. Patton	Director	March 14, 2016

/s/ James Anthony Patton James Anthony Patton	Director	March 14, 2016

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

10.46	Director Survivor Income Agreement, dated April 6, 2015, by and between the Bank and William Jordan.

10.47
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.48
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.49
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.50
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.51
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

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