Form 10-Q
period 2016-03-31
WILSON BANK HOLDING CO
filed 2016-05-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Common stock outstanding: 10,256,718 shares at May 10, 2016

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(Unaudited)

	March 31, 2016	December 31, 2015
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,550,909	$1,466,079
Less: Allowance for loan losses	(22,899)	(22,900)
Net loans	1,528,010	1,443,179
Securities:
Held to maturity, at cost (market value $30,232 and $28,365, respectively)	29,962	28,195
Available-for-sale, at market (amortized cost $306,971 and $332,506, respectively)	308,359	331,128
Total securities	338,321	359,323
Loans held for sale	6,236	10,135
Restricted equity securities	3,012	3,012
Federal funds sold	35,640	35,220
Total earning assets	1,911,219	1,850,869
Cash and due from banks	64,905	74,033
Bank premises and equipment, net	42,014	42,100
Accrued interest receivable	5,265	5,244
Deferred income tax asset	7,580	8,039
Other real estate	5,565	5,410
Bank owned life insurance	18,072	17,733
Other assets	13,144	13,371
Goodwill	4,805	4,805
Total assets	$2,072,569	$2,021,604
Liabilities and Stockholders’ Equity
Deposits	$1,828,042	$1,789,850
Securities sold under repurchase agreements	777	2,035
Accrued interest and other liabilities	13,613	6,281
Total liabilities	1,842,432	1,798,166
Stockholders’ equity:
Common stock, $2.00 par value; authorized 15,000,000 shares, issued and outstanding 10,256,718 and 10,202,859 shares, respectively	20,513	20,406
Additional paid-in capital	58,156	56,237
Retained earnings	150,611	147,646
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $531 and $527, respectively	857	(851)
Total stockholders’ equity	230,137	223,438
Total liabilities and stockholders’ equity	$2,072,569	$2,021,604

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	18,513	17,108
Interest and dividends on securities:
Taxable securities	1,411	1,611
Exempt from Federal income taxes	232	171
Interest on loans held for sale	74	70
Interest on Federal funds sold	77	37
Interest and dividends on restricted securities	30	30
Total interest income	20,337	19,027
Interest expense:
Interest on negotiable order of withdrawal accounts	376	366
Interest on money market and savings accounts	485	505
Interest on certificates of deposit	1,249	1,343
Interest on securities sold under repurchase agreements	1	2
Total interest expense	2,111	2,216
Net interest income before provision for loan losses	18,226	16,811
Provision for loan losses	67	75
Net interest income after provision for loan losses	18,159	16,736
Non-interest income:
Service charges on deposit accounts	1,336	1,099
Other fees and commissions	2,410	2,150
Income on BOLI and annuity contracts	124	391
Gain on sale of loans	667	863
Gain on sale of other real estate	49	18
Gain on sale of securities	117	—
Total non-interest income	4,703	4,521
Non-interest expense:
Salaries and employee benefits	8,193	7,252
Occupancy expenses, net	838	766
Furniture and equipment expense	519	498
Data processing expense	673	531
Directors’ fees	176	176
Other operating expenses	3,366	2,879
Loss on sale of other assets	—	1
Total non-interest expense	13,765	12,103
Earnings before income taxes	9,097	9,154
Income taxes	3,454	3,538
Net earnings	5,643	5,616
Weighted average number of shares outstanding-basic	10,238,798	10,129,861
Weighted average number of shares outstanding-diluted	10,243,026	10,134,374
Basic earnings per common share	$0.55	$0.55
Diluted earnings per common share	$0.55	$0.55
Dividends per share	$0.26	$0.23

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Net earnings	$5,643	$5,616
Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $1,103 and $731, respectively	1,780	1,179
Reclassification adjustment for net gains included in net earnings, net of taxes of $45	(72)	—
Other comprehensive earnings	1,708	1,179
Comprehensive earnings	$7,351	$6,795

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Interest received	$20,943	$19,278
Fees and commissions received	3,870	3,640
Proceeds from sale of loans held for sale	25,102	33,204
Origination of loans held for sale	(20,536)	(34,858)
Interest paid	(2,193)	(2,391)
Cash paid to suppliers and employees	(9,058)	(9,669)
Income taxes paid	(523)	(683)
Net cash provided by operating activities	17,605	8,521
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	667	158
Proceeds from maturities, calls, and principal payments of available-for-sale securities	29,118	14,359
Proceeds from the sale of available-for-sale securities	5,983	—
Purchase of held-to-maturity securities	(2,509)	(249)
Purchase of available-for-sale securities	(10,001)	(3,053)
Loans made to customers, net of repayments	(85,020)	(26,096)
Purchase of Bank owned life insurance	(210)	(7,402)
Purchase of premises and equipment	(611)	(844)
Proceeds from sale of other real estate	—	388
Proceeds from sale of other assets	—	10
Net cash used in investing activities	(62,583)	(22,729)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	39,451	49,385
Net decrease in time deposits	(1,259)	(7,320)
Net decrease in securities sold under repurchase agreements	(1,258)	(818)
Dividends paid	(2,678)	(2,272)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,967	1,603
Proceeds from exercise of stock options	47	135
Net cash provided by financing activities	36,270	40,713
Net increase (decrease) in cash and cash equivalents	(8,708)	26,505
Cash and cash equivalents at beginning of period	109,253	68,007
Cash and cash equivalents at end of period	$100,545	$94,512

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2016 and 2015
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	5,643	5,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,324	1,090
Provision for loan losses	67	75
Gain on sale other real estate	(49)	(18)
Security gains	(117)	—
Stock option compensation	12	13
Loss on the sale of other assets	—	1
Decrease (increase) in loans held for sale	3,899	(2,517)
Increase in deferred tax assets	(599)	(30)
Decrease (increase) in other assets, net	114	(120)
Increase in interest receivable	(21)	(222)
Increase in other liabilities	3,884	1,923
Increase in taxes payable	3,530	2,885
Decrease in interest payable	(82)	(175)
Total adjustments	11,962	2,905
Net cash provided by operating activities	$17,605	$8,521

Supplemental schedule of non-cash activities:
Unrealized gain in values of securities available-for-sale, net of taxes of $1,058 and $731 for the three months ended March 31, 2016 and 2015, respectively	$1,708	$1,179
Non-cash transfers from loans to other real estate	$577	$105
Non-cash transfers from other real estate to loans	$471	$—
Non-cash transfers from loans to other assets	$16	$—
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
Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
On March 15, 2016, the Company's board of directors approved a four-for-three stock split payable on March 30, 2016 to shareholders of record as of the close of business on March 24, 2016. As a result, the Company issued 2,564,091 shares of the Company's common stock, $2.00 per share, to the shareholders of record. Current and prior year earnings per share figures have been adjusted to reflect the stock split and the Company has elected to retroactively reclassify common stock and additional paid-in capital, which amounted to $5,102,000.
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which often is determined when the principal or interest on the loan is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status, is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis. A nonaccrual loan is returned to accruing status once the loan has been brought current and collection is reasonably assured or the loan has been “well-secured” through other techniques. Past due status is determined based on the contractual due date per the underlying loan agreement.

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2015 and at March 31, 2016, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Prior to January 1, 2015, loans with an identified weakness and principal balance of $100,000 or more were subject to individual identification for impairment. During the first quarter of 2015, the Company increased the threshold for identification of individually impaired loans to $500,000, based on regulatory developments, continued improvement in loan quality trends and ratios and strengthening local economies in which the Company operates. Management believes that the increase to the threshold will not materially impact the calculation of the allowance for loan losses. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842).  The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted.  As a result of the amendment, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  We currently do not expect this ASU to have a material impact our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The amendments in this ASU simplifies  several  aspects  of  the  accounting  for  share-based  payment award  transactions,  including:  (1) income  tax  consequences;  (2)  classification  of  awards  as  either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period; however, the Company chose not to adopt the pronouncement early.  We currently do not expect this ASU to have a material impact our consolidated financial statements.

Other than those previously discussed, there were no other recently issued accounting pronouncements that are expected to materially impact the Company.

Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at March 31, 2016 and December 31, 2015:

	(In Thousands)
	March 31, 2016	December 31, 2015
Mortgage loans on real estate
Residential 1-4 family	$350,575	$349,631
Multifamily	77,088	49,564
Commercial	660,335	625,623
Construction and land development	294,722	275,319
Farmland	32,397	32,114
Second mortgages	8,102	7,551
Equity lines of credit	46,725	46,506
Total mortgage loans on real estate	1,469,944	1,386,308
Commercial loans	32,216	30,537
Agricultural loans	1,573	1,552
Consumer installment loans
Personal	40,132	40,196
Credit cards	3,094	3,271
Total consumer installment loans	43,226	43,467
Other loans	9,190	9,250
	1,556,149	1,471,114
Net deferred loan fees	(5,240)	(5,035)
Total loans	1,550,909	1,466,079
Less: Allowance for loan losses	(22,899)	(22,900)
Net loans	$1,528,010	$1,443,179

Risk characteristics relevant to each portfolio segment are as follows:

Construction and land development: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayments substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

1-4 family residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence.

This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value ("LTV"), minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

1-4 family HELOC: This loan segment includes open-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home utilizing a revolving line of credit. These loans are underwritten and approved based on a number of credit quality criteria including limits on maximum LTV, minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment. Because of the revolving nature of these loans, as well as the fact that many represent second mortgages, this portfolio segment can contain more risk than the amortizing 1-4 family residential real estate loans.

Multi-family and commercial real estate: Multi-family and commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Non-owner occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or affiliate of the party, who owns the property.

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporates a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short or medium term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on specific indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle or other large personal items, or for consolidating debt. These loan may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

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

Transactions in the allowance for loan losses for the three months ended March 31, 2016 and year ended December 31, 2015 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2016
Allowance for loan losses:
Beginning balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Provision	(70)	345	(82)	(251)	11	7	(30)	20	117	67
Charge-offs	—	—	—	—	—	—	—	—	(180)	(180)
Recoveries	21	—	1	3	—	1	9	1	76	112
Ending balance	$4,975	964	9,905	4,888	665	114	573	322	493	22,899
Ending balance individually evaluated for impairment	$183	—	—	—	—	—	—	—	—	183
Ending balance collectively evaluated for impairment	$4,792	964	9,905	4,888	665	114	573	322	493	22,716
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—
Loans:
Ending balance	$350,575	77,088	660,335	294,722	32,397	8,102	46,725	32,216	53,989	1,556,149
Ending balance individually evaluated for impairment	$686	—	4,639	1,938	—	—	—	—	—	7,263
Ending balance collectively evaluated for impairment	$349,889	77,088	655,696	292,784	32,397	8,102	46,725	32,216	53,989	1,548,886
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$5,582	172	9,578	5,578	795	61	304	176	326	22,572
Provision	(290)	447	(267)	(455)	(142)	87	303	118	587	388
Charge-offs	(311)	—	(44)	(26)	—	(45)	(14)	—	(664)	(1,104)
Recoveries	43	—	719	39	1	3	1	7	231	1,044
Ending balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Ending balance individually evaluated for impairment	$194	—	—	—	—	—	—	—	—	194
Ending balance collectively evaluated for impairment	$4,830	619	9,986	5,136	654	106	594	301	480	22,706
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—
Loans:
Ending balance	$349,631	49,564	625,623	275,319	32,114	7,551	46,506	30,537	54,269	1,471,114
Ending balance individually evaluated for impairment	$1,449	—	4,643	1,938	575	—	—	—	—	8,605
Ending balance collectively evaluated for impairment	$348,182	49,564	620,980	273,381	31,539	7,551	46,506	30,537	54,269	1,462,509
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

Impaired Loans
At March 31, 2016, the Company had certain impaired loans of $4.3 million which were on non-accruing interest status. At December 31, 2015, the Company had certain impaired loans of $4.9 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at March 31, 2016 and December 31, 2015.

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2016
With no related allowance recorded:
Residential 1-4 family	$150	149	—	392	2
Multifamily	—	—	—	—	—
Commercial real estate	4,640	4,639	—	4,643	4
Construction	1,943	1,938	—	1,943	22
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,733	6,726	—	6,978	28
With allowance recorded:
Residential 1-4 family	$540	537	183	687	8
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$540	537	183	687	8
Total
Residential 1-4 family	$690	686	183	1,079	10
Multifamily	—	—	—	—	—
Commercial real estate	4,640	4,639	—	4,643	4
Construction	1,943	1,938	—	1,943	22
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,273	7,263	183	7,665	36

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Residential 1-4 family	$633	622	—	724	39
Multifamily	—	—	—	—	—
Commercial real estate	4,645	4,643	—	5,048	24
Construction	1,943	1,938	—	486	97
Farmland	575	575	—	431	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,796	7,778	—	6,689	160
With allowance recorded:
Residential 1-4 family	$834	827	194	785	47
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	3,419	—
Construction	—	—	—	—	—
Farmland	—	—	—	144	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$834	827	194	4,348	47
Total:
Residential 1-4 family	$1,467	1,449	194	1,509	86
Multifamily	—	—	—	—	—
Commercial real estate	4,645	4,643	—	8,467	24
Construction	1,943	1,938	—	486	97
Farmland	575	575	—	575	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$8,630	8,605	194	11,037	207
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

Troubled Debt Restructuring
The Bank’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring ("TDR"), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

The following table summarizes the carrying balances of TDR’s at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(In thousands)
Performing TDRs	$730	$983
Nonperforming TDRs	2,707	3,121
Total TDRS	$3,437	$4,104

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the three months ended March 31, 2016 and the year ended December 31, 2015 (in thousands, except for number of contracts):

	March 31, 2016			December 31, 2015
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	2	$35	$35	2	$77	$77
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	1	1,938	1,938
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	1	3	3	1	2	1
Total	3	$38	$38	4	$2,017	$2,016

As of March 31, 2016, the Company had one loan relationship in the amount of $57,000 that had been previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. As of December 31, 2015, the Company had two loans totaling $1,060,000 that had been previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of March 31, 2016 and December 31, 2015, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $1,365,000 and $639,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $25.3 million at March 31, 2016 compared to $25.2 million at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at March 31, 2016 and December 31, 2015:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
March 31, 2016
Credit Risk Profile by Internally Assigned Rating
Pass	$340,825	77,088	647,383	293,818	31,534	7,669	46,444	32,207	53,876	1,530,844
Special Mention	6,829	—	7,884	791	137	334	138	8	34	16,155
Substandard	2,921	—	5,068	113	726	99	143	1	79	9,150
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$350,575	77,088	660,335	294,722	32,397	8,102	46,725	32,216	53,989	1,556,149
December 31, 2015
Credit Risk Profile by Internally Assigned Rating
Pass	$340,019	49,564	612,318	274,926	30,933	7,097	46,361	30,525	54,154	1,445,897
Special Mention	6,957	—	8,227	277	200	353	—	10	38	16,062
Substandard	2,655	—	5,078	116	981	101	145	2	77	9,155
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$349,631	49,564	625,623	275,319	32,114	7,551	46,506	30,537	54,269	1,471,114

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$53,304	$383	$115	$53,572
Mortgage-backed:
GSE residential	191,822	983	447	192,358
Asset-backed:
SBAP	29,585	237	8	29,814
Obligations of states and political subdivisions	32,260	386	31	32,615
	$306,971	$1,989	$601	$308,359

	March 31, 2016
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$11,314	$80	$78	$11,316
Obligations of states and political subdivisions	18,648	273	5	18,916
	$29,962	$353	$83	$30,232

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.

	December 31, 2015
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$77,177	215	483	76,909
Mortgage-backed:
GSE residential	192,983	430	1,498	191,915
Asset-backed:
SBAP	31,253	54	273	31,034
Obligations of states and political subdivisions	31,093	274	97	31,270
	$332,506	973	2,351	331,128

	December 31, 2015
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$9,375	60	169	9,266
Obligations of states and political subdivisions	18,820	288	9	19,099
	$28,195	348	178	28,365

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$1,909	$1,918	$—	$—
Due after one year through five years	9,638	9,769	45,642	45,971
Due after five years through ten years	4,765	4,840	93,629	94,283
Due after ten years	13,650	13,705	167,700	168,105
	$29,962	$30,232	$306,971	$308,359
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2016	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$1,462	$8	1	$2,539	$70	2	$4,001	$78
Obligations of states and political subdivisions	3,437	5	9	—	—	—	3,437	5
	$4,899	$13	10	$2,539	$70	2	$7,438	$83
Available-for-Sale Securities:
GSEs	$8,738	$30	4	$14,372	$85	5	$23,110	$115
Mortgage-backed:
GSE residential	68,450	371	32	5,706	76	8	74,156	447
Asset-backed: SBAP	5,992	8	2	—	—	—	5,992	8
Obligations of states and political subdivisions	5,333	22	14	725	9	2	6,058	31
	$88,513	$431	52	$20,803	$170	15	$109,316	$601

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2015	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$4,339	$45	3	$2,717	$124	3	$7,056	$169
Obligations of states and political subdivisions	3,461	9	10	—	—	—	3,461	9
	$7,800	$54	13	$2,717	$124	3	$10,517	$178
Available-for-Sale Securities:
GSEs	$33,369	$232	12	$17,829	$251	6	$51,198	$483
Mortgage-backed:
GSE residential	142,251	1,407	66	4,521	91	7	146,772	1,498
Asset-backed: SBAP	22,811	273	12	—	—	—	22,811	273
Obligations of states and political subdivisions	7,925	60	18	3,350	37	9	11,275	97
	$206,356	$1,972	108	$25,700	$379	22	$232,056	$2,351
Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.
The carrying values of the Company’s investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that the Company will not recover the entire amortized cost bases of the securities. As a result, there is a risk that other-than-temporary impairment charges may occur in the future given the current economic environment.
Note 4. Earnings Per Share
The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	5,643		5,616
Denominator – Weighted average number of common shares outstanding	10,238,798	*	10,129,861	*
Basic earnings per common share	$0.55		$0.55
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	5,643		5,616
Denominator – Weighted average number of common shares outstanding	10,238,798	*	10,129,861	*
Dilutive effect of stock options	4,228	*	4,513	*
	10,243,026		10,134,374
Diluted earnings per common share	$0.55		$0.55

* Adjusted for 4 for 3 stock split paid March 30, 2016.
Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2016, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2016.
As of March 31, 2016, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and its subsidiaries file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2012 through 2015 and the IRS for the years ended December 31, 2013 through 2015.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2016 is as follows:

Commitments to extend credit	$396,060,000
Standby letters of credit	$34,607,000

The Company originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. These sales are on a best efforts basis to investors that follow conventional government sponsored entities ("GSE") and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA") guidelines. Generally, loans held for sale are underwritten by the Company, including HUD/VA loans.

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2016 will not have a material impact on the Company’s financial statements.
Note 7. Fair Value Measurements
FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date). The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.
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
Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at the fair value. The fair value of mortgage loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).
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
The following tables present the financial instruments carried at fair value as of March 31, 2016 and December 31, 2015, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2016
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$53,572	—	53,572	—
Mortgage-backed securities	192,358	—	192,358	—
Asset-backed securities	29,814	—	29,814	—
State and municipal securities	32,615	—	32,615	—
Total investment securities available-for-sale	308,359	—	308,359	—
Loans held for sale	6,236	—	6,236	—
Other assets	27,006	—	—	27,006
Total assets at fair value	$341,601	—	314,595	27,006
December 31, 2015
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$76,909	—	76,909	—
Mortgage-backed securities	191,915	—	191,915	—
Asset-backed securities	31,034	—	31,034	—
State and municipal securities	31,270	—	31,270	—
Total investment securities available-for-sale	331,128	—	331,128	—
Loans held for sale	10,135	—	10,135	—
Other assets	26,672	—	—	26,672
Total assets at fair value	$367,935	—	341,263	26,672

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2016
Other real estate owned	$5,565	—	—	5,565
Impaired loans, net (¹)	7,090	—	—	7,090
Total	$12,655	—	—	12,655
December 31, 2015
Other real estate owned	$5,410	—	—	5,410
Impaired loans, net (¹)	8,436	—	—	8,436
Total	$13,846	—	—	13,846

(1)	Amount is net of a valuation allowance of $183,000 at March 31, 2016 and $194,000 at December 31, 2015 as required by ASC 310, “Receivables.”
In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2016, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2016 and 2015 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2016		2015
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$26,672	—	$17,331	—
Total realized gains included in income	124	—	392	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—		—
Purchases, issuances and settlements, net	210	—	7,402	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$27,006	—	$25,125	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$124	—	392	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Financial assets:
Securities held-to-maturity	$29,962	30,232	—	30,232	—
Loans, net	1,528,010	1,532,293	—	—	1,532,293
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,828,819	1,605,048	—	—	1,605,048
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2015
Financial assets:
Securities held-to-maturity	$28,195	28,365	—	28,365	—
Loans, net	1,443,179	1,443,738	—	—	1,443,738
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,791,885	1,549,414	—	—	1,549,414
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Stock Option Plan, Equity Incentive Plan & Charter Amendment

In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”). The 1999 Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and the Bank.

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. The maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares. As of March 31, 2016, the Company has 48,700 options available to grant to employees pursuant to the 2009 Stock Option Plan.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”), which authorizes awards of up to 750,000  shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016, contingent upon approval of the plan by the Company's shareholders. The 2016 Equity Incentive Plan was approved by the Company's shareholders on April 12, 2016.  The primary purpose of the 2016 Equity Incentive Plan is to promote the interests of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders.  Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards.  As of March 31, 2016, no awards under the 2016 Equity Incentive Plan had been granted.

During the second quarter of 2016, the shareholders of the Company approved and adopted a proposed amendment to the Company’s Charter, providing for an increase in the authorized number of shares of capital stock from 15,000,000 to 50,000,000 with 50,000,000 shares reserved for Common Stock and 100 shares reserved for Organizational Stock.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and also include, without limitation, (i) deterioration in the financial condition of borrowers and other economic conditions resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market areas, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from recently effective changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, (xiii) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, misuse, malicious code and other security breaches; (xiv) the possibility of additional increases to compliance costs as a result of increased regulatory oversight; and (xv) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Results of Operations
Net earnings increased 0.48% to $5,643,000 for the three months ended March 31, 2016 from $5,616,000 in the first three months of 2015. The increase in net earnings during the three months ended March 31, 2016 as compared to the prior year comparable period was primarily due to an increase in net interest income and an increase in noninterest income, slightly offset by an increase in noninterest expense. Net yield on earning assets for the three months ended March 31, 2016 was 3.77% compared to 3.71% for the first three months of 2015, and the net interest spread was 3.68% and 3.62%, for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. Despite the increase in the net yield on earning assets, the yield on loans decreased in the first three months of 2016 when compared to the comparable period in 2015 as a result of increased competition for loans in all market areas.

The average balances, interest, and average rates for the three-month periods ended March 31, 2016 and March 31, 2015 are presented in the following table:

	March 31, 2016			March 31, 2015
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,500,284	4.94%	$18,513	$1,362,659	5.02%	$17,108
Investment securities—taxable	305,763	1.85	1,411	335,427	1.92	1,611
Investment securities—tax exempt	45,478	2.04	232	34,011	2.01	171
Taxable equivalent adjustment	—	1.05	120	—	1.04	88
Total tax-exempt investment securities	45,478	3.09	352	34,011	3.05	259
Total investment securities	351,241	2.01	1,763	369,438	2.02	1,870
Loans held for sale	8,449	3.50	74	7,915	3.54	70
Federal funds sold	81,062	0.38	77	79,311	0.19	37
Restricted equity securities	3,012	3.98	30	3,012	3.98	30
Total earning assets	1,944,048	4.21%	20,457	1,822,335	4.20	19,115
Cash and due from banks	10,824			9,469
Allowance for loan losses	(22,896)			(22,535)
Bank premises and equipment	42,044			40,299
Other assets	53,800			52,600
Total assets	$2,027,820			$1,902,168

	March 31, 2016			March 31, 2015
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$438,636	0.34%	$376	$379,590	0.39%	$366
Money market demand accounts	541,699	0.28	378	492,045	0.32	389
Individual retirement accounts	85,791	0.86	184	90,988	1.04	237
Other savings deposits	110,797	0.39	107	102,836	0.45	116
Certificates of deposit $250,000 and over (4)	91,875	0.98	225	231,228	1.05	608
Certificates of deposit under $250,000 (4)	337,324	1.00	840	222,781	0.89	498
Total interest-bearing deposits	1,606,122	0.53	2,110	1,519,468	0.58	2,214
Securities sold under repurchase agreements	1,470	0.27	1	3,116	0.26	2
Federal funds purchased	—	—	—	—	—	—
Total interest-bearing liabilities	1,607,592	0.53	2,111	1,522,584	0.58	2,216
Demand deposits	184,828			166,984
Other liabilities	9,720			10,681
Stockholders’ equity	225,680			201,919
Total liabilities and stockholders’ equity	$2,027,820			$1,902,168
Net interest income, on a tax equivalent basis			$18,346			$16,899
Net yield on earning assets (2)		3.77%			3.71%
Net interest spread (3)		3.68%			3.62%
(1) Loan fees of $1.6 million and $1.3 million are included in interest income in 2016 and 2015, respectively.
(2) Net interest income divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.
(4) In 2016, the interest on CDs was calculated based upon the $250,000 threshold; however, the $100,000 threshold was still utilized in 2015. The average balance and the interest rate figures will not be comparable for these items.

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields and an increase in the yields on securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $1,310,000, or 6.88%, during the three months ended March 31, 2016 as compared to the same period in 2015. The ratio of average earning assets to total average assets was 95.9% and 95.8% for the three months ended March 31, 2016 and March 31, 2015, respectively.
Interest expense decreased $105,000, or 4.74%, for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease for the three months ended March 31, 2016 as compared to the prior year’s comparable period was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.
Provision for Loan Losses
The allowance for loan losses totaled $22,899,000 as of March 31, 2016 compared to $22,900,000 as of December 31, 2015 and $22,498,000 as of March 31, 2015. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first three months of 2016 totaled approximately $68,000 compared to approximately $149,000 in net chargeoffs during the first three months of 2015. Overall, net charge offs were down for the three-month period ended March 31, 2016 when compared to the comparable period in 2015 due to an overall improvement in the Company's loan portfolio. Reflecting the improving asset quality trends experienced by the Bank in the first three months of 2016, the provision for loan losses during the three months ended March 31, 2016 was $67,000, down $8,000 from the $75,000 incurred in the first three months of 2015.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting improving asset quality metrics, the allowance for loan losses was $22,899,000 at March 31, 2016, a decrease of less than 1.0% from $22,900,000 at December 31, 2015. Due to growth in the loan portfolio, the allowance for loan losses increased $401,000, or 1.78%, from March 31, 2015. The allowance for loan losses was 1.48%, 1.56%, and 1.63% of total loans at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Management believes the allowance for loan losses at March 31, 2016 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, BOLI and annuity earnings, and gain on sale of loans. Total non-interest income for the three months ended March 31, 2016 increased 4.03% to $4,703,000 from $4,521,000 for the same period in 2015. The Company’s non-interest income in the first three months of 2016 increased from the first three months of 2015 mainly due to an increase in service charges on deposit accounts, an increase in gain on the sale of other real estate and an increase in gain on sale of securities, partially offset by a decrease in other fees and commissions, a decrease in BOLI and annuity income, and a decrease in gain on sale of loans. Service charges on deposit accounts increased $237,000, or 21.57%, to $1,336,000 during the three months ended March 31, 2016 compared to the same period in 2015 as a result of an increase in service charge on insufficient accounts that resulted from an increase in consumer checking accounts and an increase in the fee charged. Gain on sale of securities increased $117,000 for the three months ended March 31, 2016 compared to the same period in 2015. Income earned on BOLI and annuity contracts decreased $267,000, or 68.29%, due to a large amount of up-front bonuses that were received in 2015 for the purchase of additional insurance policies. Gain on sale of loans decreased $196,000, or 22.71%, during the three months ended March 31, 2016 compared to the same period in 2015. The decrease in gain on sale of loans during the first three months of 2016 related primarily to a decrease in the origination of residential mortgages in the secondary market that resulted from an overall market slowdown relative to the market's adjustment to the TILA-RESPA Integrated Disclosure guidelines and a slight increase in interest rates.

Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $1,662,000, or 13.73%, during the first three months of 2016 compared to the same period in 2015. The increase in non-interest expenses for the three months ended March 31, 2016 when compared to the comparable period in 2015 is primarily attributable to an increase in salaries and employee benefits and an increase in debit card interchange fee expense. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growing operations. The increase in debit card interchange fee expense is a direct result of the increase in debit card transactions.
Income Taxes
The Company’s income tax expense was $3,454,000 for the three months ended March 31, 2016, a decrease of $84,000 over the comparable period in 2015. The percentage of income tax expense to net income before taxes was 37.97% and 38.65% for the three months ended March 31, 2016 and March 31, 2015, respectively.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 2.52% to $2,072,569,000 during the three months ended March 31, 2016 from $2,021,604,000 at December 31, 2015. Loans, net of allowance for loan losses, totaled $1,528,010,000 at March 31, 2016, a 5.88% increase compared to $1,443,179,000 at December 31, 2015. Securities decreased $21,002,000, or 5.84%, to $338,321,000 at March 31, 2016 from $359,323,000 at December 31, 2015 as loan growth outpaces deposit growth in the quarter. Federal funds sold increased to $35,640,000 at March 31, 2016 from $35,220,000 at December 31, 2015.
Total liabilities increased by 2.46% to $1,842,432,000 at March 31, 2016 compared to $1,798,166,000 at December 31, 2015. The increase in total liabilities since December 31, 2015 was composed of a $38,192,000, or 2.13%, increase in total deposits and a $7,332,000, or 116.73%, increase in accrued interest and other liabilities, partially offset by a $1,258,000, or 61.82%, decrease in securities sold under repurchase agreements. The increase in total deposits was attributable to expansion into new markets that resulted in the opening of new accounts. The increase in accrued interest and other liabilities was attributable to an increase in federal and state taxes payable due to the timing of estimated federal and state tax payments.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2016 and December 31, 2015.
Loans on Nonaccrual Status

	In Thousands
	March 31, 2016	December 31, 2015
Residential 1-4 family	$187	$41
Multifamily	—	—
Commercial real estate	4,292	4,293
Construction	—	—
Farmland	310	575
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$4,789	$4,909

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2016
Residential 1-4 family	$4,253	662	1,692	6,607	343,968	350,575	$1,505
Multifamily	—	—	—	—	77,088	77,088	—
Commercial real estate	1,780	12	4,292	6,084	654,251	660,335	—
Construction	899	73	91	1,063	293,659	294,722	91
Farmland	24	—	483	507	31,890	32,397	173
Second mortgages	94	—	—	94	8,008	8,102	—
Equity lines of credit	73	—	287	360	46,365	46,725	287
Commercial	7	19	13	39	32,177	32,216	13
Agricultural, installment and other	326	69	46	441	53,548	53,989	46
Total	$7,456	835	6,904	15,195	1,540,954	1,556,149	$2,115
December 31, 2015
Residential 1-4 family	$3,272	1,198	1,412	5,882	343,749	349,631	$1,371
Multifamily	—	—	—	—	49,564	49,564	—
Commercial real estate	172	—	4,293	4,465	621,158	625,623	—
Construction	958	230	—	1,188	274,131	275,319	—
Farmland	88	21	886	995	31,119	32,114	311
Second mortgages	87	—	4	91	7,460	7,551	4
Equity lines of credit	283	89	197	569	45,937	46,506	197
Commercial	2	—	39	41	30,496	30,537	39
Agricultural, installment and other	382	114	56	552	53,717	54,269	56
Total	$5,244	1,652	6,887	13,783	1,457,331	1,471,114	$1,978
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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2016 totaled $6,904,000, an increase from $6,887,000 at December 31, 2015. The increase in non-performing loans during the three months ended March 31, 2016 of $17,000 is due primarily to an increase in non-performing residential 1-4 family and construction loans and equity lines of credit, partially offset by a decrease in non-performing farmland, commercial, and agricultural, installment, and other loans. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is renewed deterioration of local real estate values.

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

The decrease in impaired loans during the three months ended March 31, 2016 when compared to the comparable period in 2015 was primarily due to the fact that the Company’s market areas have seen improvements in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the three months ended March 31, 2016 were $68,000 as compared to $149,000 in net charge-offs for the same period in 2015. The Bank has continued to experience a stabilization in past dues and nonaccruals and is experiencing fewer foreclosures which has resulted in fewer charge-offs.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $11.4 million. At March 31, 2016, the internally classified loans have increased $88,000, or 0.35%, to $25,305,000 from $25,217,000 at December 31, 2015. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at March 31, 2016 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $12,231,000 and $11,785,000 at March 31, 2016 and December 31, 2015, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at March 31, 2016 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At March 31, 2016, the Company’s liquid assets totaled $236.3 million. Additionally, as of March 31, 2016, we had available to us approximately $53.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At March 31, 2016, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2016, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP(1)	+100 BP	+200 BP
Net interest income	(4.54)%	(2.39)	(4.80)
EVE	(10.33)	1.10	1.11

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At March 31, 2016, securities totaling approximately $22.9 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2016, loans totaling approximately $384.6 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $102.0 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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

Off Balance Sheet Arrangements
At March 31, 2016, we had unfunded loan commitments outstanding of $396.1 million and outstanding standby letters of credit of $34.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At March 31, 2016, total stockholders’ equity was $230,137,000, or 11.10% of total assets, which compares with $223,438,000, or 11.05% of total assets, at December 31, 2015. The dollar increase in stockholders’ equity during the three months ended March 31, 2016 results from the Company’s net income of $5,643,000, proceeds from the issuance of common stock related to exercise of stock options of $47,000, the net effect of a $2,766,000 unrealized gain on investment securities net of applicable income taxes of $1,058,000, cash dividends declared of $2,678,000 of which $1,967,000 was reinvested under the Company’s dividend reinvestment plan and $12,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of December 31, 2015, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not have been subject to a written agreement, order or directive to maintain a higher capital level. The minimum capital requirements based on the phase-in provisions of the Basel III Capital Rules as of March 31, 2016 are set forth in the following table:

	Actual		Minimum Capital Requirement - Basel III Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2016
Total capital to risk weighted assets:
Consolidated	$247,307	13.5%	$157,533	8.625%	$182,646	10.0%
Wilson Bank	244,634	13.4%	157,520	8.625	182,632	10.0
Tier 1 capital to risk weighted assets:
Consolidated	224,474	12.3%	121,003	6.625	146,117	8.0
Wilson Bank	221,801	12.1%	120,995	6.625	146,107	8.0
Common equity tier 1 capital to average assets:
Consolidated	224,474	12.3%	93,606	5.125	118,720	6.5
Wilson Bank	221,801	12.1%	93,600	5.125	118,712	6.5
Tier 1 capital to average assets:
Consolidated	224,474	11.1%	80,844	4.000	N/A	N/A
Wilson Bank	221,801	11.0%	80,847	4.000	101,059	5.0

	Actual		Regulatory Minimum Requirement - Basel III Phase-In Schedule		Regulatory Minimum To Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2015
Total capital to risk weighted assets:
Consolidated	$240,848	14.1%	$136,588	8.0%	$170,736	10.0%
Wilson Bank	238,963	14.0	136,575	8.0	170,719	10.0
Tier 1 capital to risk weighted assets:
Consolidated	219,483	12.9	102,441	6.0	136,588	8.0
Wilson Bank	217,600	12.8	102,431	6.0	136,575	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	219,483	12.9	76,831	4.5	110,978	6.5
Wilson Bank	217,600	12.8	76,823	4.5	110,967	6.5
Tier 1 capital to average assets:
Consolidated	219,483	11.1	79,361	4.0	N/A	N/A
Wilson Bank	217,600	11.0	79,354	4.0	99,192	5.0

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
There have been no material changes in reported market risks during the three months ended March 31, 2016.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None

(b) Not applicable.
(c) None
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a) None
(b) Not applicable
Item 4. MINE SAFETY DISCLOSURES
Not applicable
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

3.1	Charter of Wilson Bank Holding Company, as amended
3.2	Bylaws of Wilson Bank Holding Company (restated for SEC filing purposes only)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 10, 2016	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 10, 2016	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer