Form 10-Q
period 2016-06-30
WILSON BANK HOLDING CO
filed 2016-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common stock outstanding: 10,318,308 shares at August 9, 2016

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(Unaudited)

	June 30, 2016	December 31, 2015
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,578,234	$1,466,079
Less: Allowance for loan losses	(22,797)	(22,900)
Net loans	1,555,437	1,443,179
Securities:
Held to maturity, at cost (market value $35,254 and $28,365, respectively)	34,870	28,195
Available-for-sale, at market (amortized cost $340,409 and $332,506, respectively)	343,245	331,128
Total securities	378,115	359,323
Loans held for sale	14,538	10,135
Restricted equity securities	3,012	3,012
Federal funds sold	26,440	35,220
Total earning assets	1,977,542	1,850,869
Cash and due from banks	58,395	74,033
Bank premises and equipment, net	42,262	42,100
Accrued interest receivable	5,163	5,244
Deferred income tax asset	7,076	8,039
Other real estate	4,907	5,410
Bank owned life insurance	18,205	17,733
Other assets	16,562	13,371
Goodwill	4,805	4,805
Total assets	$2,134,917	$2,021,604
Liabilities and Stockholders’ Equity
Deposits	$1,883,758	$1,789,850
Securities sold under repurchase agreements	1,002	2,035
Accrued interest and other liabilities	12,784	6,281
Total liabilities	1,897,544	1,798,166
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 and 15,000,000 shares, issued and outstanding 10,259,213 and 10,202,859 shares, respectively	20,518	20,406
Additional paid-in capital	58,225	56,237
Retained earnings	156,880	147,646
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,086 and $527, respectively	1,750	(851)
Total stockholders’ equity	237,373	223,438
Total liabilities and stockholders’ equity	$2,134,917	$2,021,604

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$18,936	$17,753	$37,449	$34,861
Interest and dividends on securities:
Taxable securities	1,445	1,525	2,856	3,136
Exempt from Federal income taxes	269	172	501	343
Interest on loans held for sale	85	95	159	165
Interest on Federal funds sold	111	41	188	78
Interest and dividends on restricted securities	31	31	61	61
Total interest income	20,877	19,617	41,214	38,644
Interest expense:
Interest on negotiable order of withdrawal accounts	352	388	728	754
Interest on money market and savings accounts	514	493	999	998
Interest on certificates of deposit	1,238	1,307	2,487	2,650
Interest on federal funds purchased	2	1	2	1
Interest on securities sold under repurchase agreements	—	2	1	4
Total interest expense	2,106	2,191	4,217	4,407
Net interest income before provision for loan losses	18,771	17,426	36,997	34,237
Provision for loan losses	82	81	149	156
Net interest income after provision for loan losses	18,689	17,345	36,848	34,081
Non-interest income:
Service charges on deposit accounts	1,398	1,255	2,734	2,354
Other fees and commissions	2,657	2,283	5,067	4,432
Income on BOLI and annuity contracts	161	166	285	558
Gain on sale of loans	1,230	1,133	1,897	1,996
Gain on sale of other real estate	324	28	373	46
Gain on sale of securities	126	166	243	166
Total non-interest income	5,896	5,031	10,599	9,552
Non-interest expense:
Salaries and employee benefits	8,488	8,294	16,681	15,546
Occupancy expenses, net	856	832	1,694	1,598
Furniture and equipment expense	515	499	1,034	997
Data processing expense	688	557	1,361	1,088
Directors’ fees	162	181	338	357
Other operating expenses	3,713	2,115	7,079	4,994
Loss on the sale of fixed assets	—	8	—	8
Loss on sale of other assets	1	1	1	2
Total non-interest expense	14,423	12,487	28,188	24,590
Earnings before income taxes	10,162	9,889	19,259	19,043
Income taxes	3,892	3,688	7,346	7,226
Net earnings	6,270	6,201	11,913	11,817
Weighted average number of common shares outstanding-basic	10,257,536	10,146,669	10,248,742	10,138,312
Weighted average number of common shares outstanding-diluted	10,262,316	10,151,157	10,253,596	10,142,913
Basic earnings per common share	$0.61	$0.61	$1.16	$1.17
Diluted earnings per common share	$0.61	$0.61	$1.16	$1.17
Dividends per share	$—	$—	$0.35	$0.30

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Net earnings	$6,270	$6,201	$11,913	$11,817
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $603, $694, $1,706 and $37, respectively	971	(1,121)	2,751	58
Reclassification adjustment for net gains included in net earnings, net of taxes of $48, $64, $93 and $64, respectively	(78)	(102)	(150)	(102)
Other comprehensive earnings (loss)	893	(1,223)	2,601	(44)
Comprehensive earnings	$7,163	$4,978	$14,514	$11,773

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Interest received	$42,510	$39,722
Fees and commissions received	7,801	7,344
Proceeds from sale of loans held for sale	76,372	76,152
Origination of loans held for sale	(78,878)	(74,766)
Interest paid	(4,250)	(4,660)
Cash paid to suppliers and employees	(22,953)	(19,956)
Income taxes paid	(6,744)	(7,966)
Net cash provided by operating activities	13,858	15,870
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,972	2,048
Proceeds from maturities, calls, and principal payments of available-for-sale securities	53,650	38,908
Proceeds from the sale of available-for-sale securities	41,433	32,326
Purchase of held-to-maturity securities	(8,786)	(249)
Purchase of available-for-sale securities	(103,819)	(54,017)
Loans made to customers, net of repayments	(112,069)	(81,448)
Purchase of bank owned life insurance	(1,916)	(7,654)
Purchase of premises and equipment	(1,554)	(1,449)
Proceeds from sale of other real estate	522	972
Proceeds from sale of other assets	15	11
Net cash used in investing activities	(130,552)	(70,552)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	96,930	67,945
Net decrease in time deposits	(3,022)	(15,867)
Net decrease in securities sold under repurchase agreements	(1,033)	(1,225)
Dividends paid	(2,678)	(2,272)
Proceeds from sale of common stock pursuant to dividend reinvestment	1,967	1,603
Proceeds from exercise of stock options	112	148
Net cash provided by financing activities	92,276	50,332
Net decrease in cash and cash equivalents	(24,418)	(4,350)
Cash and cash equivalents at beginning of period	109,253	68,007
Cash and cash equivalents at end of period	$84,835	$63,657

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2016 and 2015
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	11,913	11,817
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,607	2,172
Provision for loan losses	149	156
Gain on sale other real estate	(373)	(46)
Security gains	(243)	(166)
Stock option compensation	20	21
Loss on the sale of other assets	1	2
Increase in loans held for sale	(4,403)	(610)
Increase in deferred tax assets	(650)	(271)
Increase in other assets, bank owned life insurance and annuity contract earnings	(1,747)	(1,409)
Decrease in interest receivable	81	144
Increase in other liabilities	5,284	4,782
Increase (decrease) in taxes payable	1,252	(469)
Decrease in interest payable	(33)	(253)
Total adjustments	1,945	4,053
Net cash provided by operating activities	$13,858	$15,870

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in values of securities available-for-sale, net of taxes of $1,613 and $27 for the six months ended June 30, 2016 and 2015, respectively	$2,601	$(44)
Non-cash transfers from loans to other real estate	$696	$105
Non-cash transfers from other real estate to loans	$1,050	$—
Non-cash transfers from loans to other assets	$16	$3
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

On March 15, 2016, the Company's board of directors approved a four-for-three stock split payable on March 30, 2016 to shareholders of record as of the close of business on March 24, 2016. As a result, the Company issued 2,564,091 shares of the Company's common stock, $2.00 per share, to the shareholders of record as of March 24, 2016. Current and prior year earnings per share figures have been adjusted to reflect the stock split and the Company has elected to retroactively reclassify common stock and additional paid-in capital, which amounted to $5,102,000 at December 31, 2015.
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2015 and at June 30, 2016, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Prior to January 1, 2015, loans with an identified weakness and principal balance of $100,000 or more were subject to individual identification for impairment. During the first quarter of 2015, the Company increased the threshold for identification of individually impaired loans to $500,000, based on regulatory developments, continued improvement in loan quality trends and ratios and strengthening local economies in which the Company operates. Management believes that the increase to the threshold will not materially impact the calculation of the allowance for loan losses. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842).  The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted.  As a result of the amendment, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  We currently do not expect this ASU to have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  The amendments in this ASU simplifies  several  aspects  of  the  accounting  for  share-based  payment award  transactions,  including:  (1) income  tax  consequences;  (2)  classification  of  awards  as  either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, like the Company, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period; however, the Company chose not to adopt the pronouncement early.  We currently do not expect this ASU to have a material impact on our consolidated financial statements.

In June 2016, FASB  issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.  We are also evaluating sufficiency of current systems and data needed to comply with this ASU.

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
The following schedule details the loans of the Company at June 30, 2016 and December 31, 2015:

	(In Thousands)
	June 30, 2016	December 31, 2015
Mortgage loans on real estate
Residential 1-4 family	$355,982	$349,631
Multifamily	82,246	49,564
Commercial	666,911	625,623
Construction and land development	294,176	275,319
Farmland	36,446	32,114
Second mortgages	8,033	7,551
Equity lines of credit	50,349	46,506
Total mortgage loans on real estate	1,494,143	1,386,308
Commercial loans	34,429	30,537
Agricultural loans	1,424	1,552
Consumer installment loans
Personal	41,935	40,196
Credit cards	3,065	3,271
Total consumer installment loans	45,000	43,467
Other loans	9,035	9,250
	1,584,031	1,471,114
Net deferred loan fees	(5,797)	(5,035)
Total loans	1,578,234	1,466,079
Less: Allowance for loan losses	(22,797)	(22,900)
Net loans	$1,555,437	$1,443,179

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

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Transactions in the allowance for loan losses for the six months ended June 30, 2016 and year ended December 31, 2015 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2016
Allowance for loan losses:
Beginning balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Provision	(280)	393	139	(519)	104	(2)	7	19	288	149
Charge-offs	(97)	—	—	—	—	—	—	(7)	(326)	(430)
Recoveries	28	—	2	6	—	3	9	2	128	178
Ending balance	$4,675	1,012	10,127	4,623	758	107	610	315	570	22,797
Ending balance individually evaluated for impairment	$179	—	—	—	—	—	—	—	—	179
Ending balance collectively evaluated for impairment	$4,496	1,012	10,127	4,623	758	107	610	315	570	22,618
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—
Loans:
Ending balance	$355,982	82,246	666,911	294,176	36,446	8,033	50,349	34,429	55,459	1,584,031
Ending balance individually evaluated for impairment	$684	—	4,262	1,838	105	—	—	—	—	6,889
Ending balance collectively evaluated for impairment	$355,298	82,246	662,649	292,338	36,341	8,033	50,349	34,429	55,459	1,577,142
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$5,582	172	9,578	5,578	795	61	304	176	326	22,572
Provision	(290)	447	(267)	(455)	(142)	87	303	118	587	388
Charge-offs	(311)	—	(44)	(26)	—	(45)	(14)	—	(664)	(1,104)
Recoveries	43	—	719	39	1	3	1	7	231	1,044
Ending balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Ending balance individually evaluated for impairment	$194	—	—	—	—	—	—	—	—	194
Ending balance collectively evaluated for impairment	$4,830	619	9,986	5,136	654	106	594	301	480	22,706
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—
Loans:
Ending balance	$349,631	49,564	625,623	275,319	32,114	7,551	46,506	30,537	54,269	1,471,114
Ending balance individually evaluated for impairment	$1,449	—	4,643	1,938	575	—	—	—	—	8,605
Ending balance collectively evaluated for impairment	$348,182	49,564	620,980	273,381	31,539	7,551	46,506	30,537	54,269	1,462,509
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

Impaired Loans
At June 30, 2016, the Company had certain impaired loans of $3.0 million which were on non-accruing interest status. At December 31, 2015, the Company had certain impaired loans of $4.9 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2016 and December 31, 2015.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2016
With no related allowance recorded:
Residential 1-4 family	$149	149	—	150	4
Multifamily	—	—	—	—	—
Commercial real estate	4,263	4,262	—	4,452	13
Construction	1,843	1,838	—	1,893	43
Farmland	106	105	—	53	1
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,361	6,354	—	6,548	61
With allowance recorded:
Residential 1-4 family	$537	535	179	539	16
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$537	535	179	539	16
Total
Residential 1-4 family	$686	684	179	689	20
Multifamily	—	—	—	—	—
Commercial real estate	4,263	4,262	—	4,452	13
Construction	1,843	1,838	—	1,893	43
Farmland	106	105	—	53	1
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,898	6,889	179	7,087	77

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Residential 1-4 family	$633	622	—	724	39
Multifamily	—	—	—	—	—
Commercial real estate	4,645	4,643	—	5,048	24
Construction	1,943	1,938	—	486	97
Farmland	575	575	—	431	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,796	7,778	—	6,689	160
With allowance recorded:
Residential 1-4 family	$834	827	194	785	47
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	3,419	—
Construction	—	—	—	—	—
Farmland	—	—	—	144	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$834	827	194	4,348	47
Total:
Residential 1-4 family	$1,467	1,449	194	1,509	86
Multifamily	—	—	—	—	—
Commercial real estate	4,645	4,643	—	8,467	24
Construction	1,943	1,938	—	486	97
Farmland	575	575	—	575	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$8,630	8,605	194	11,037	207
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

The following table summarizes the carrying balances of TDR’s at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(In thousands)
Performing TDRs	$2,606	$983
Nonperforming TDRs	1,759	3,121
Total TDRS	$4,365	$4,104

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2016 and the year ended December 31, 2015 (in thousands, except for number of contracts):

	June 30, 2016			December 31, 2015
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	2	$33	$33	2	$77	$77
Multifamily	—	—	—	—	—	—
Commercial real estate	1	937	937	—	—	—
Construction	—	—	—	1	1,938	1,938
Farmland	1	105	105	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	1	2	2	1	2	1
Total	5	$1,077	$1,077	4	$2,017	$2,016

As of June 30, 2016, the Company had no loan relationships that had been previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. As of December 31, 2015, the Company had two loans totaling $1,060,000 that had been previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of June 30, 2016 and December 31, 2015, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $379,000 and $639,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $19.0 million at June 30, 2016 compared to $25.2 million at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at June 30, 2016 and December 31, 2015:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
June 30, 2016
Credit Risk Profile by Internally Assigned Rating
Pass	$345,993	82,246	660,482	293,307	35,587	7,567	50,091	34,422	55,359	1,565,054
Special Mention	6,379	—	1,698	760	153	330	117	6	31	9,474
Substandard	3,610	—	4,731	109	706	136	141	1	69	9,503
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$355,982	82,246	666,911	294,176	36,446	8,033	50,349	34,429	55,459	1,584,031
December 31, 2015
Credit Risk Profile by Internally Assigned Rating
Pass	$340,019	49,564	612,318	274,926	30,933	7,097	46,361	30,525	54,154	1,445,897
Special Mention	6,957	—	8,227	277	200	353	—	10	38	16,062
Substandard	2,655	—	5,078	116	981	101	145	2	77	9,155
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$349,631	49,564	625,623	275,319	32,114	7,551	46,506	30,537	54,269	1,471,114

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$59,505	$311	$45	$59,771
Mortgage-backed:
GSE residential	206,166	1,557	252	207,471
Asset-backed:
SBAP	31,681	640	—	32,321
Obligations of states and political subdivisions	43,057	646	21	43,682
	$340,409	$3,154	$318	$343,245

	June 30, 2016
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$12,693	$123	$49	$12,767
Obligations of states and political subdivisions	22,177	332	22	22,487
	$34,870	$455	$71	$35,254

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.

	December 31, 2015
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$77,177	215	483	76,909
Mortgage-backed:
GSE residential	192,983	430	1,498	191,915
Asset-backed:
SBAP	31,253	54	273	31,034
Obligations of states and political subdivisions	31,093	274	97	31,270
	$332,506	973	2,351	331,128

	December 31, 2015
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$9,375	60	169	9,266
Obligations of states and political subdivisions	18,820	288	9	19,099
	$28,195	348	178	28,365

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$2,016	$2,042	$1	$1
Due after one year through five years	8,874	8,993	38,432	38,805
Due after five years through ten years	9,059	9,169	101,771	102,811
Due after ten years	14,921	15,050	200,205	201,628
	$34,870	$35,254	$340,409	$343,245
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2016	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$2,970	$7	2	$2,547	$42	2	$5,517	$49
Obligations of states and political subdivisions	3,046	22	6	—	—	—	3,046	22
	$6,016	$29	8	$2,547	$42	2	$8,563	$71
Available-for-Sale Securities:
GSEs	$20,378	$45	8	$—	$—	—	$20,378	$45
Mortgage-backed:
GSE residential	48,221	177	22	11,044	75	10	59,265	252
Asset-backed: SBAP	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	6,167	21	14	—	—	—	6,167	21
	$74,766	$243	44	$11,044	$75	10	$85,810	$318

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2015	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held to Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$4,339	$45	3	$2,717	$124	3	$7,056	$169
Obligations of states and political subdivisions	3,461	9	10	—	—	—	3,461	9
	$7,800	$54	13	$2,717	$124	3	$10,517	$178
Available-for-Sale Securities:
GSEs	$33,369	$232	12	$17,829	$251	6	$51,198	$483
Mortgage-backed:
GSE residential	142,251	1,407	66	4,521	91	7	146,772	1,498
Asset-backed: SBAP	22,811	273	12	—	—	—	22,811	273
Obligations of states and political subdivisions	7,925	60	18	3,350	37	9	11,275	97
	$206,356	$1,972	108	$25,700	$379	22	$232,056	$2,351
Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation*:
Numerator – Earnings available to common stockholders	$6,270	$6,201	$11,913	$11,817
Denominator – Weighted average number of common shares outstanding	10,257,536	10,146,669	10,248,742	10,138,312
Basic earnings per common share	$0.61	$0.61	$1.16	$1.17
Diluted EPS Computation*:
Numerator – Earnings available to common stockholders	$6,270	$6,201	$11,913	$11,817
Denominator – Weighted average number of common shares outstanding	10,257,536	10,146,669	10,248,742	10,138,312
Dilutive effect of stock options	4,780	4,488	4,854	4,601
	10,262,316	10,151,157	10,253,596	10,142,913
Diluted earnings per common share	$0.61	$0.61	$1.16	$1.17

* Adjusted for 4 for 3 stock split paid on March 30, 2016.
Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2016, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2016.
As of June 30, 2016, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2016 is as follows:

Commitments to extend credit	$440,785,000
Standby letters of credit	$34,942,000

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2016 will not have a material impact on the Company’s financial statements.
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
The following tables present the financial instruments carried at fair value as of June 30, 2016 and December 31, 2015, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2016
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$59,771	—	59,771	—
Mortgage-backed securities	207,471	—	207,471	—
Asset-backed securities	32,321	—	32,321	—
State and municipal securities	43,682	—	43,682	—
Total investment securities available-for-sale	343,245	—	343,245	—
Loans held for sale	14,538	—	14,538	—
Other assets	28,873	—	—	28,873
Total assets at fair value	$386,656	—	357,783	28,873
December 31, 2015
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$76,909	—	76,909	—
Mortgage-backed securities	191,915	—	191,915	—
Asset-backed securities	31,034	—	31,034	—
State and municipal securities	31,270	—	31,270	—
Total investment securities available-for-sale	331,128	—	331,128	—
Loans held for sale	10,135	—	10,135	—
Other assets	26,672	—	—	26,672
Total assets at fair value	$367,935	—	341,263	26,672

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2016
Other real estate owned	$4,907	—	—	4,907
Impaired loans, net (¹)	6,710	—	—	6,710
Total	$11,617	—	—	11,617
December 31, 2015
Other real estate owned	$5,410	—	—	5,410
Impaired loans, net (¹)	8,436	—	—	8,436
Total	$13,846	—	—	13,846

(1)	Amount is net of a valuation allowance of $179,000 at June 30, 2016 and $194,000 at December 31, 2015 as required by ASC 310, “Receivables.”
In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2016, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2016 and 2015 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2016		2015
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$26,672	—	$17,331	—
Total realized gains included in income	285	—	558	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—		—
Purchases, issuances and settlements, net	1,916	—	7,654	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$28,873	—	$25,543	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$285	—	$558	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Financial assets:
Securities held-to-maturity	$34,870	35,254	—	35,254	—
Loans, net	1,555,437	1,564,096	—	—	1,564,096
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,884,760	1,688,755	—	—	1,688,755
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2015
Financial assets:
Securities held-to-maturity	$28,195	28,365	—	28,365	—
Loans, net	1,443,179	1,443,738	—	—	1,443,738
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,791,885	1,549,414	—	—	1,549,414
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. The maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares. As of June 30, 2016, the Company has 48,700 options available to grant to employees pursuant to the 2009 Stock Option Plan.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”), which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company's shareholders on April 12, 2016.  The primary purpose of the 2016 Equity Incentive Plan is to promote the interests of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders.  Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards.  As of June 30, 2016, no awards under the 2016 Equity Incentive Plan had been granted.

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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and also include, without limitation, (i) deterioration in the financial condition of borrowers and other economic conditions resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market areas, (v) continuation of the extremely low short-term interest rate environment or rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, (xiii) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, misuse, malicious code and other security breaches; (xiv) the possibility of additional increases to compliance costs as a result of increased regulatory oversight; and (xv) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
The estimated loan loss allocation for all twelve loan portfolio segments is then adjusted for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies, increase in interest rates, or procedures and other influencing factors. These environmental factors are considered for each of the twelve loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.
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
Results of Operations
Net earnings increased 0.81% to $11,913,000 for the six months ended June 30, 2016 from $11,817,000 in the first six months of 2015. Net earnings were $6,270,000 for the quarter ended June 30, 2016, an increase of $69,000, or 1.11%, from $6,201,000 for the three months ended June 30, 2015 and an increase of $627,000, or 11.11%, over the quarter ended March 31, 2016. The increase in net earnings during the six months ended June 30, 2016 as compared to the prior year comparable period was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense. Net yield on earning assets for the six months ended June 30, 2016 and 2015 was 3.75%, and the net interest spread was 3.66% and 3.65%, for the six months ended June 30, 2016 and the six months ended June 30, 2015, respectively. The yield on loans decreased during the first six months of 2016 when compared to the comparable period in 2015 as a result of increased competition for loans in all market areas, thus causing an overall decrease in the yield on earning assets.

The average balances, interest, and average rates for the six-month periods ended June 30, 2016 and June 30, 2015 are presented in the following table (dollars in thousands):

	June 30, 2016			June 30, 2015
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,527,696	4.90%	$37,449	$1,381,506	5.05%	$34,861
Investment securities—taxable	301,642	1.89	2,856	327,720	1.91	3,136
Investment securities—tax exempt	50,197	2.00	501	34,483	1.99	343
Taxable equivalent adjustment	—	1.03	258	—	1.02	177
Total tax-exempt investment securities	50,197	3.02	759	34,483	3.01	520
Total investment securities	351,839	2.05	3,615	362,203	2.02	3,656
Loans held for sale	10,479	3.03	159	9,776	3.38	165
Federal funds sold	93,285	0.40	188	78,073	0.20	78
Restricted equity securities	3,012	4.05	61	3,012	4.05	61
Total earning assets	1,986,311	4.18	41,472	1,834,570	4.23	38,821
Cash and due from banks	10,287			9,126
Allowance for loan losses	(22,857)			(22,475)
Bank premises and equipment	42,069			40,315
Other assets	55,039			53,637
Total assets	$2,070,849			$1,915,173

	June 30, 2016			June 30, 2015
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$445,181	0.33%	$728	$385,556	0.39%	$754
Money market demand accounts	558,678	0.28	778	495,706	0.31	766
Individual retirement accounts	85,319	0.85	363	90,226	1.00	451
Other savings deposits	113,208	0.39	221	103,122	0.45	232
Certificates of deposit $250,000 and over (4)	76,416	1.01	385	229,562	1.06	1,212
Certificates of deposit under $250,000 (4)	352,431	0.99	1,739	220,195	0.90	987
Total interest-bearing deposits	1,631,233	0.52	4,214	1,524,367	0.58	4,402
Securities sold under repurchase agreements	1,165	0.17	1	2,762	0.29	4
Federal funds purchased	333	1.20	2	177	—	1
Total interest-bearing liabilities	1,632,731	0.52	4,217	1,527,306	0.58	4,407
Demand deposits	198,082			171,554
Other liabilities	11,303			9,784
Stockholders’ equity	228,733			206,529
Total liabilities and stockholders’ equity	$2,070,849			$1,915,173
Net interest income, on a tax equivalent basis			$37,255			$34,414
Net yield on earning assets (2)		3.75%			3.75%
Net interest spread (3)		3.66%			3.65%
(1) Loan fees of $3.3 million and $2.8 million are included in interest income in 2016 and 2015, respectively.
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

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields and an increase in the tax equivalent yields on securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $2,570,000, or 6.65%, during the six months ended June 30, 2016 as compared to the same period in 2015. The increase in total interest income was $1,260,000, or 6.42%, for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015. Interest income in the second quarter of 2016 increased $540,000, or 2.66%, over the first three months of 2016. The increase in the first six months of 2016 when compared to the first six months of 2015 was primarily attributable to an overall increase in loans and the resulting increase in the interest and fees earned on loans. The ratio of average earning assets to total average assets was 95.9% and 95.8% for the six months ended June 30, 2016 and June 30, 2015, respectively.
Interest expense decreased $190,000, or 4.31%, for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease was $85,000, or 3.88%, for the three months ended June 30, 2016 as compared to the same period in 2015. Interest expense decreased $5,000, or 0.24%, for the quarter ended June 30, 2016 over the first three months of 2016. The decrease for the three and six months ended June 30, 2016 as compared to the prior year’s comparable period was primarily due to a decrease in the rates paid on deposits, particularly time deposits, reflecting the low interest rate environment and a shift in the mix of deposits from certificates of deposits to transaction and money market accounts.

Provision for Loan Losses
The allowance for loan losses totaled $22,797,000 as of June 30, 2016 compared to $22,900,000 as of December 31, 2015 and $22,412,000 as of June 30, 2015. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first six months of 2016 totaled approximately $252,000 compared to approximately $316,000 in net charge-offs during the first six months of 2015. Overall, net charge-offs were down for the three and six month periods ended June 30, 2016 when compared to the comparable periods in 2015 primarily due to an overall improvement in the quality of the Company's loan portfolio. Reflecting the improving asset quality trends experienced by the Bank in the first six months of 2016, the provision for loan losses during the six months ended June 30, 2016 was $149,000, down $7,000 from the $156,000 incurred in the first six months of 2015. Provision expense for the three months ended June 30, 2016 was $82,000, up $1,000 from the $81,000 incurred in the second quarter of 2015 and up $15,000 from the first quarter of 2016.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers' ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting improving asset quality metrics, the allowance for loan losses was $22,797,000 at June 30, 2016, a decrease of less than 1.0% from $22,900,000 at December 31, 2015. Due to growth in the loan portfolio since June 30, 2015, the allowance for loan losses increased $385,000, or 1.72%, from June 30, 2015 but decreased as a percentage of total loans between the two perioods. The allowance for loan losses was 1.44%, 1.56%, and 1.56% of total loans at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Management believes the allowance for loan losses at June 30, 2016 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, and gain on sale of loans. Total non-interest income for the six months ended June 30, 2016 increased 10.96% to $10,599,000 from $9,552,000 for the same period in 2015. Total non-interest income increased $865,000, or 17.19%, during the quarter ended June 30, 2016 compared to the second quarter of 2015 and there was an increase of $1,193,000, or 25.37%, over the first three months of 2016. The Company’s non-interest income in the first six months of 2016 increased from the first six months of 2015 mainly due to an increase in service charges on deposit accounts, an increase in other fees and commissions, an increase in gain on the sale of other real estate and an increase in gain on sale of securities, partially offset by a decrease in BOLI and annuity income, and a decrease in gain on sale of loans. Service charges on deposit accounts increased $380,000, or 16.14%, to $2,734,000 during the six months ended June 30, 2016 compared to the same period in 2015 primarily as a result of an increase in service charge on insufficient accounts that resulted from an increase in consumer checking accounts and an increase in the fee charged. Gain on sale of securities increased $77,000 for the six months ended June 30, 2016 compared to the same period in 2015. Income earned on BOLI and annuity contracts decreased $273,000, or 48.92%, primarily due to a large amount of up-front bonuses that were received in 2015 for the purchase of additional insurance policies. Gain on sale of loans decreased $99,000, or 4.96%, during the six months ended June 30, 2016 compared to the same period in 2015. The decrease in gain on sale of loans during the first six months of 2016 related primarily to a decrease in the origination of residential mortgages in the secondary market that resulted from an overall market slowdown relative to the market's adjustment to the TILA-RESPA Integrated Disclosure guidelines and a slight increase in interest rates.
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, FDIC premiums, data processing expenses, director’s fees, loss on sale of other real estate, and other operating expenses. Total non-interest expenses increased $3,598,000, or 14.63%, during the first six months of 2016 compared to the same period in 2015. The increase for the quarter ended June 30, 2016 was $1,936,000, or 15.50%, as compared to the same quarter in 2015. The Company experienced an increase of $658,000, or 4.78%, in non-interest expenses in the second quarter of 2016 as compared to the first three months of 2016. The increase in non-interest expenses for the six months ended June 30, 2016 when compared to the comparable period in 2015 is primarily attributable to an increase in salaries and employee benefits and an increase in debit card interchange fee expense. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growing operations. The increase in debit card interchange fee expense is a direct result of the increase in debit card transactions. The increase in other operating expenses for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the reversal of an accrual in the amount of $1,325,000 for potential litigation losses due to the settlement of a claim against the Company during the second quarter of 2015.
Income Taxes
The Company’s income tax expense was $7,346,000 for the six months ended June 30, 2016, an increase of $120,000 over the comparable period in 2015. Income tax expense was $3,892,000 for the quarter ended June 30, 2016, an increase of $204,000 over the same period in 2015. The percentage of income tax expense to net income before taxes was 38.14% and 37.94% for the six months ended June 30, 2016 and June 30, 2015, respectively, and 38.30% and 37.29% for the quarters ended June 30, 2016 and 2015. The percentage of income tax expense to net income before taxes was 37.97% for the first three months of 2016. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 5.61% to $2,134,917,000 during the six months ended June 30, 2016 from $2,021,604,000 at December 31, 2015. Total assets increased $62,348,000 during the three-month period ended June 30, 2016 and increased $50,965,000, or 2.52%, during the three-month period ended March 31, 2016. Loans, net of allowance for loan losses, totaled $1,555,437,000 at June 30, 2016, a 7.78% increase compared to $1,443,179,000 at December 31, 2015. Net loans increased $27,427,000, or 1.79%, during the three months ended June 30, 2016. The increase in loans resulted primarily from an overall increase in loan demand associated with increased activity in the housing market, as well as other sectors in which we lend money. Securities increased $18,792,000, or 5.23%, to $378,115,000 at June 30, 2016 from $359,323,000 at December 31, 2015. Securities increased $39,794,000, or 11.76%, during the three months ended June 30, 2016. Federal funds sold decreased to $26,440,000 at June 30, 2016 from $35,220,000 at December 31, 2015.
Total liabilities increased by 5.53% to $1,897,544,000 at June 30, 2016 compared to $1,798,166,000 at December 31, 2015. For the quarter ended June 30, 2016, total liabilities increased $55,112,000, or 2.99%. The increase in total liabilities since December 31, 2015 was composed of a $93,908,000, or 5.25%, increase in total deposits and a $6,503,000, or 103.53%, increase in accrued interest and other liabilities, partially offset by a $1,033,000, or 50.76%, decrease in securities sold under repurchase agreements. The increase in total deposits was primarily attributable to expansion into new markets that resulted in the opening of new accounts. The increase in accrued interest and other liabilities was primarily attributable to an increase in federal and state taxes payable due to the timing of estimated federal and state tax payments.

Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2016 and December 31, 2015.
Loans on Nonaccrual Status

	In Thousands
	June 30, 2016	December 31, 2015
Residential 1-4 family	$—	$41
Multifamily	—	—
Commercial real estate	3,029	4,293
Construction	—	—
Farmland	310	575
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$3,339	$4,909

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2016
Residential 1-4 family	$2,863	1,368	1,049	5,280	350,702	355,982	$1,049
Multifamily	—	—	—	—	82,246	82,246	—
Commercial real estate	—	77	3,029	3,106	663,805	666,911	—
Construction	88	—	69	157	294,019	294,176	69
Farmland	1,342	3	557	1,902	34,544	36,446	247
Second mortgages	46	7	24	77	7,956	8,033	24
Equity lines of credit	16	—	—	16	50,333	50,349	—
Commercial	4	—	19	23	34,406	34,429	19
Agricultural, installment and other	344	128	46	518	54,941	55,459	112
Total	$4,703	1,583	4,793	11,079	1,572,952	1,584,031	$1,520
December 31, 2015
Residential 1-4 family	$3,272	1,198	1,412	5,882	343,749	349,631	$1,371
Multifamily	—	—	—	—	49,564	49,564	—
Commercial real estate	172	—	4,293	4,465	621,158	625,623	—
Construction	958	230	—	1,188	274,131	275,319	—
Farmland	88	21	886	995	31,119	32,114	311
Second mortgages	87	—	4	91	7,460	7,551	4
Equity lines of credit	283	89	197	569	45,937	46,506	197
Commercial	2	—	39	41	30,496	30,537	39
Agricultural, installment and other	382	114	56	552	53,717	54,269	56
Total	$5,244	1,652	6,887	13,783	1,457,331	1,471,114	$1,978

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. Management has accessed the loans that are 90 days past due and determined that all are well-collateralized and in the process of collection, thus accrual of interest is appropriate.

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2016 totaled $4,793,000, a decrease from $6,887,000 at December 31, 2015. The decrease in non-performing loans during the six months ended June 30, 2016 of $2,028,000 is due primarily to an decrease in non-performing residential 1-4 family and farmland loans and commercial real estate, partially offset by an increase in non-performing construction, second mortgages, and agricultural, installment, and other loans. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is renewed deterioration of local real estate values.

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

The decrease in impaired loans during the six months ended June 30, 2016 when compared to the comparable period in 2015 was primarily due to the fact that the Company’s market areas have seen improvements in the residential real estate market and the commercial real estate market remains steady. The allowance for loan loss related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the six months ended June 30, 2016 were $252,000 as compared to $316,000 in net charge-offs for the same period in 2015. The Bank has continued to experience a stabilization in past dues and nonaccruals and is experiencing fewer foreclosures which has resulted in fewer charge-offs.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $10.2 million. At June 30, 2016, the internally classified loans have decreased $6,240,000, or 24.75%, to $18,977,000 from $25,217,000 at December 31, 2015. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at June 30, 2016 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans, and commercial real estate loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $12,441,000 and $11,785,000 at June 30, 2016 and December 31, 2015, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at June 30, 2016 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At June 30, 2016, the Company’s liquid assets totaled $219.9 million. Additionally, as of June 30, 2016, we had available to us approximately $53.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At June 30, 2016, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2016, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP(1)	+100 BP	+200 BP
Net interest income	(4.26)%	(2.09)	(4.68)
EVE	(12.26)	2.18	2.74

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At June 30, 2016, securities totaling approximately $27.4 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2016, loans totaling approximately $378.2 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, at June 30, 2016, certificates of deposit of $100,000 or greater totaling approximately $109.1 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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

Off Balance Sheet Arrangements
At June 30, 2016, we had unfunded loan commitments outstanding of $440.8 million and outstanding standby letters of credit of $34.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At June 30, 2016, total stockholders’ equity was $237,373,000, or 11.12% of total assets, which compares with $223,438,000, or 11.05% of total assets, at December 31, 2015. The dollar increase in stockholders’ equity during the six months ended June 30, 2016 results from the Company’s net income of $11,913,000, proceeds from the issuance of common stock related to exercise of stock options of $112,000, the net effect of a $4,214,000 unrealized gain on investment securities net of applicable income taxes of $1,613,000, cash dividends declared of $2,678,000 of which $1,967,000 was reinvested under the Company’s dividend reinvestment plan and $20,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of December 31, 2015, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not have been subject to a written agreement, order or directive to maintain a higher capital level. The minimum capital requirements based on the phase-in provisions of the Basel III Capital Rules as of June 30, 2016 are set forth in the following table:

	Actual		Minimum Capital Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2016
Total capital to risk weighted assets:
Consolidated	$253,941	13.7%	$159,872	8.625%	$185,358	10.0%
Wilson Bank	251,273	13.5%	160,536	8.625	186,128	10.0
Tier 1 capital to risk weighted assets:
Consolidated	230,817	12.4%	123,320	6.625	148,914	8.0
Wilson Bank	228,150	12.3%	122,886	6.625	148,390	8.0
Common equity tier 1 capital to average assets:
Consolidated	230,817	12.4%	95,398	5.125	120,993	6.5
Wilson Bank	228,150	12.3%	95,063	5.125	120,567	6.5
Tier 1 capital to average assets:
Consolidated	230,817	11.1%	83,177	4.000	N/A	N/A
Wilson Bank	228,150	10.8%	84,500	4.000	105,625	5.0

	Actual		Regulatory Minimum Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2015
Total capital to risk weighted assets:
Consolidated	$240,848	14.1%	$136,588	8.0%	$170,736	10.0%
Wilson Bank	238,963	14.0	136,575	8.0	170,719	10.0
Tier 1 capital to risk weighted assets:
Consolidated	219,483	12.9	102,441	6.0	136,588	8.0
Wilson Bank	217,600	12.8	102,431	6.0	136,575	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	219,483	12.9	76,831	4.5	110,978	6.5
Wilson Bank	217,600	12.8	76,823	4.5	110,967	6.5
Tier 1 capital to average assets:
Consolidated	219,483	11.1	79,361	4.0	N/A	N/A
Wilson Bank	217,600	11.0	79,354	4.0	99,192	5.0

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
There have been no material changes in reported market risks during the six months ended June 30, 2016.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None

(b) Not applicable.
(c) None
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a) None
(b) Not applicable
Item 4. MINE SAFETY DISCLOSURES
Not applicable
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

3.1	Charter of Wilson Bank Holding Company, as amended (Restated for SEC filing purposes only.)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 9, 2016	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 9, 2016	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer