Form 10-Q
period 2016-09-30
WILSON BANK HOLDING CO
filed 2016-11-08
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common stock outstanding: 10,318,908 shares at November 8, 2016

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2016 (Unaudited)
and December 31, 2015

	September 30, 2016	December 31, 2015
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,625,273	$1,466,079
Less: Allowance for loan losses	(23,320)	(22,900)
Net loans	1,601,953	1,443,179
Securities:
Held to maturity, at cost (market value $37,227 and $28,365, respectively)	36,750	28,195
Available-for-sale, at market (amortized cost $357,374 and $332,506, respectively)	359,840	331,128
Total securities	396,590	359,323
Loans held for sale	11,019	10,135
Restricted equity securities	3,012	3,012
Federal funds sold	3,950	35,220
Total earning assets	2,016,524	1,850,869
Cash and due from banks	42,093	74,033
Bank premises and equipment, net	42,492	42,100
Accrued interest receivable	5,600	5,244
Deferred income tax asset	8,554	8,039
Other real estate	4,887	5,410
Bank owned life insurance	28,397	17,733
Other assets	16,961	13,371
Goodwill	4,805	4,805
Total assets	$2,170,313	$2,021,604
Liabilities and Stockholders’ Equity
Deposits	$1,909,288	$1,789,850
Securities sold under repurchase agreements	1,099	2,035
Accrued interest and other liabilities	16,584	6,281
Total liabilities	1,926,971	1,798,166
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 and 15,000,000 shares, issued and outstanding 10,318,308 and 10,202,859 shares, respectively	20,637	20,406
Additional paid-in capital	60,464	56,237
Retained earnings	160,720	147,646
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $945 and $527, respectively	1,521	(851)
Total stockholders’ equity	243,342	223,438
Total liabilities and stockholders’ equity	$2,170,313	$2,021,604

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$19,347	$18,262	$56,796	$53,123
Interest and dividends on securities:
Taxable securities	1,524	1,356	4,380	4,492
Exempt from Federal income taxes	329	208	830	551
Interest on loans held for sale	136	104	295	269
Interest on Federal funds sold	87	22	275	100
Interest and dividends on restricted securities	31	30	92	91
Total interest income	21,454	19,982	62,668	58,626
Interest expense:
Interest on negotiable order of withdrawal accounts	348	389	1,076	1,143
Interest on money market and savings accounts	477	449	1,476	1,447
Interest on certificates of deposit	1,251	1,275	3,738	3,925
Interest on federal funds purchased	—	—	2	1
Interest on securities sold under repurchase agreements	1	1	2	5
Total interest expense	2,077	2,114	6,294	6,521
Net interest income before provision for loan losses	19,377	17,868	56,374	52,105
Provision for loan losses	141	109	290	265
Net interest income after provision for loan losses	19,236	17,759	56,084	51,840
Non-interest income:
Service charges on deposit accounts	1,513	1,401	4,247	3,755
Other fees and commissions	2,665	2,560	7,732	6,993
Income on BOLI and annuity contracts	345	208	630	765
Gain on sale of loans	1,244	1,061	3,141	3,057
Gain on sale of other real estate	—	259	373	305
Gain on sale of securities	377	19	620	185
Total non-interest income	6,144	5,508	16,743	15,060
Non-interest expense:
Salaries and employee benefits	8,520	7,802	25,201	23,348
Occupancy expenses, net	999	944	2,693	2,542
Furniture and equipment expense	492	538	1,526	1,535
Data processing expense	581	685	1,942	1,773
Directors’ fees	158	169	496	526
Other operating expenses	3,509	3,245	10,588	8,239
Loss on the sale of fixed assets	26	22	26	30
Loss on sale of other assets	—	—	1	2
Total non-interest expense	14,285	13,405	42,473	37,995
Earnings before income taxes	11,095	9,862	30,354	28,905
Income taxes	4,177	3,774	11,523	11,000
Net earnings	$6,918	$6,088	$18,831	$17,905
Weighted average number of common shares outstanding-basic	10,300,323	10,183,264	10,266,061	10,153,461
Weighted average number of common shares outstanding-diluted	10,305,312	10,187,728	10,271,018	10,158,040
Basic earnings per common share	$0.67	$0.60	$1.83	$1.76
Diluted earnings per common share	$0.67	$0.60	$1.83	$1.76
Dividends per share	$0.30	$0.35	$0.65	$0.65

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Net earnings	$6,918	$6,088	$18,831	$17,905
Other comprehensive earnings (loss), net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $2, $623, $1,708 and $660, respectively	4	1,005	2,755	1,063
Reclassification adjustment for net gains included in net earnings, net of taxes of $144, $7, $236 and $71, respectively	(233)	(12)	(383)	(114)
Other comprehensive earnings (loss)	(229)	993	2,372	949
Comprehensive earnings	$6,689	$7,081	$21,203	$18,854

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Interest received	$64,223	$60,239
Fees and commissions received	11,979	11,513
Proceeds from sale of loans held for sale	121,254	120,450
Origination of loans held for sale	(118,997)	(121,364)
Interest paid	(6,466)	(6,755)
Cash paid to suppliers and employees	(33,811)	(31,432)
Income taxes paid	(11,283)	(11,499)
Net cash provided by operating activities	26,899	21,152
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	2,678	2,663
Proceeds from maturities, calls, and principal payments of available-for-sale securities	85,932	64,972
Proceeds from the sale of available-for-sale securities	69,440	42,844
Purchase of held-to-maturity securities	(11,479)	(527)
Purchase of available-for-sale securities	(181,285)	(54,017)
Loans made to customers, net of repayments	(158,726)	(114,875)
Purchase of bank owned life insurance and annuity contracts	(11,916)	(8,464)
Purchase of premises and equipment	(2,484)	(3,118)
Proceeds from sale of other real estate	542	1,207
Proceeds from sale of other assets	15	12
Net cash used in investing activities	(207,283)	(69,303)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	128,316	83,403
Net decrease in time deposits	(8,878)	(19,846)
Net decrease in securities sold under repurchase agreements	(936)	(583)
Dividends paid	(5,756)	(4,935)
Proceeds from sale of common stock pursuant to dividend reinvestment	4,316	3,511
Proceeds from exercise of stock options	112	190
Net cash provided by financing activities	117,174	61,740
Net decrease in cash and cash equivalents	(63,210)	13,589
Cash and cash equivalents at beginning of period	109,253	68,007
Cash and cash equivalents at end of period	$46,043	$81,596

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2016 and 2015
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	18,831	17,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,977	3,394
Provision for loan losses	290	265
Gain on sale other real estate	(373)	(305)
Security gains	(620)	(185)
Stock option compensation	29	30
Loss on the sale of other assets	1	2
Loss on the sale of premises and equipment	26	30
Increase in loans held for sale	(884)	(3,971)
Increase in deferred tax assets	(1,987)	(587)
Increase in other assets, bank owned life insurance and annuity contract earnings	(2,338)	(1,059)
Decrease (increase) in interest receivable	(356)	123
Increase in other liabilities	8,248	5,656
Increase in taxes payable	2,227	88
Decrease in interest payable	(172)	(234)
Total adjustments	8,068	3,247
Net cash provided by operating activities	$26,899	$21,152

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of taxes of $1,472 and $589 for the nine months ended September 30, 2016 and 2015, respectively	$2,372	$949
Non-cash transfers from loans to other real estate	$696	$1,317
Non-cash transfers from other real estate to loans	$1,050	$1,180
Non-cash transfers from loans to other assets	$16	$4
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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2015 and at September 30, 2016, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Prior to January 1, 2015, loans with an identified weakness and principal balance of $100,000 or more were subject to individual identification for impairment. During the first quarter of 2015, the Company increased the threshold for identification of individually impaired loans to $500,000, based on regulatory developments, continued improvement in loan quality trends and ratios and strengthening local economies in which the Company operates. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842)."  The amendments in this ASU are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted.  As a result of the amendment, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustments, such as adjustments for initial direct costs. For income statement purposes, FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  We currently do not expect this ASU to have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting."  The amendments in this ASU simplify  several  aspects  of  the  accounting  for  share-based  payment award  transactions,  including:  (1) income  tax  consequences;  (2)  classification  of  awards  as  either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, like the Company, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period; however, the Company chose not to adopt the pronouncement early.  We currently do not expect this ASU to have a material impact on our consolidated financial statements.

In June 2016, FASB  issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.  We are also evaluating sufficiency of current systems and data needed to comply with this ASU.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.  The update addresses eight specific cash flow issues, including but not limited to proceeds from the settlement of bank-owned life insurance policies, with the objective of reducing the existing diversity in practice.  ASU 2016-15 will be effective on January 1, 2018. We are currently evaluating the potential impact of ASU 2016-15 on our financial statements.

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
The following schedule details the loans of the Company at September 30, 2016 and December 31, 2015:

	(In Thousands)
	September 30, 2016	December 31, 2015
Mortgage loans on real estate
Residential 1-4 family	$371,141	$349,631
Multifamily	82,085	49,564
Commercial	688,427	625,623
Construction and land development	302,918	275,319
Farmland	37,746	32,114
Second mortgages	7,976	7,551
Equity lines of credit	53,300	46,506
Total mortgage loans on real estate	1,543,593	1,386,308
Commercial loans	34,527	30,537
Agricultural loans	1,565	1,552
Consumer installment loans
Personal	39,217	40,196
Credit cards	3,029	3,271
Total consumer installment loans	42,246	43,467
Other loans	9,297	9,250
Total loans before net deferred loan fees	1,631,228	1,471,114
Net deferred loan fees	(5,955)	(5,035)
Total loans	1,625,273	1,466,079
Less: Allowance for loan losses	(23,320)	(22,900)
Net loans	$1,601,953	$1,443,179

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

Transactions in the allowance for loan losses for the nine months ended September 30, 2016 and year ended December 31, 2015 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2016
Allowance for loan losses:
Beginning balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Provision	(226)	391	185	(659)	106	(28)	18	23	480	290
Charge-offs	(97)	—	—	(66)	—	—	—	(11)	(527)	(701)
Recoveries	49	—	53	523	1	4	15	6	180	831
Ending balance	$4,750	1,010	10,224	4,934	761	82	627	319	613	23,320
Ending balance individually evaluated for impairment	$179	—	—	—	—	—	—	—	—	179
Ending balance collectively evaluated for impairment	$4,571	1,010	10,224	4,934	761	82	627	319	613	23,141
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—
Loans:
Ending balance	$371,141	82,085	688,427	302,918	37,746	7,976	53,300	34,527	53,108	1,631,228
Ending balance individually evaluated for impairment	$681	—	4,253	1,698	104	—	—	—	—	6,736
Ending balance collectively evaluated for impairment	$370,460	82,085	684,174	301,220	37,642	7,976	53,300	34,527	53,108	1,624,492
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$5,582	172	9,578	5,578	795	61	304	176	326	22,572
Provision	(290)	447	(267)	(455)	(142)	87	303	118	587	388
Charge-offs	(311)	—	(44)	(26)	—	(45)	(14)	—	(664)	(1,104)
Recoveries	43	—	719	39	1	3	1	7	231	1,044
Ending balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Ending balance individually evaluated for impairment	$194	—	—	—	—	—	—	—	—	194
Ending balance collectively evaluated for impairment	$4,830	619	9,986	5,136	654	106	594	301	480	22,706
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—
Loans:
Ending balance	$349,631	49,564	625,623	275,319	32,114	7,551	46,506	30,537	54,269	1,471,114
Ending balance individually evaluated for impairment	$1,449	—	4,643	1,938	575	—	—	—	—	8,605
Ending balance collectively evaluated for impairment	$348,182	49,564	620,980	273,381	31,539	7,551	46,506	30,537	54,269	1,462,509
Ending balance loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	—	—

Impaired Loans
At September 30, 2016, the Company had certain impaired loans of $3.0 million which were on non-accruing interest status. At December 31, 2015, the Company had certain impaired loans of $4.9 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at September 30, 2016 and December 31, 2015.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2016
With no related allowance recorded:
Residential 1-4 family	$149	148	—	149	5
Multifamily	—	—	—	—	—
Commercial real estate	4,256	4,253	—	4,386	24
Construction	1,703	1,698	—	1,830	64
Farmland	105	104	—	70	3
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,213	6,203	—	6,435	96
With allowance recorded:
Residential 1-4 family	$541	533	179	539	24
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$541	533	179	539	24
Total
Residential 1-4 family	$690	681	179	688	29
Multifamily	—	—	—	—	—
Commercial real estate	4,256	4,253	—	4,386	24
Construction	1,703	1,698	—	1,830	64
Farmland	105	104	—	70	3
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,754	6,736	179	6,974	120

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Residential 1-4 family	$633	622	—	724	39
Multifamily	—	—	—	—	—
Commercial real estate	4,645	4,643	—	5,048	24
Construction	1,943	1,938	—	486	97
Farmland	575	575	—	431	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,796	7,778	—	6,689	160
With allowance recorded:
Residential 1-4 family	$834	827	194	785	47
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	3,419	—
Construction	—	—	—	—	—
Farmland	—	—	—	144	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$834	827	194	4,348	47
Total:
Residential 1-4 family	$1,467	1,449	194	1,509	86
Multifamily	—	—	—	—	—
Commercial real estate	4,645	4,643	—	8,467	24
Construction	1,943	1,938	—	486	97
Farmland	575	575	—	575	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$8,630	8,605	194	11,037	207
Impaired loans also include loans that the Company may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Company may otherwise incur. These loans are classified as impaired loans and, if on non-accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.

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

The following table summarizes the carrying balances of TDR’s at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(In thousands)
Performing TDRs	$2,411	$983
Nonperforming TDRs	1,896	3,121
Total TDRS	$4,307	$4,104

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands, except for number of contracts):

	September 30, 2016			December 31, 2015
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	3	$124	$124	2	$77	$77
Multifamily	—	—	—	—	—	—
Commercial real estate	1	927	927	—	—	—
Construction	—	—	—	1	1,938	1,938
Farmland	1	105	105	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	2	18	18	1	2	1
Total	7	$1,174	$1,174	4	$2,017	$2,016

As of September 30, 2016, the Company had no loan relationships that had been previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. As of December 31, 2015, the Company had two loans totaling $1,060,000 that had been previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of September 30, 2016 and December 31, 2015, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $478,000 and $639,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $16.0 million at September 30, 2016 compared to $25.2 million at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at September 30, 2016 and December 31, 2015:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
September 30, 2016
Credit Risk Profile by Internally Assigned Rating
Pass	$362,187	82,085	683,359	302,611	36,893	7,552	53,045	34,527	52,991	1,615,250
Special Mention	5,609	—	353	200	151	306	116	—	28	6,763
Substandard	3,345	—	4,715	107	702	118	139	—	89	9,215
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$371,141	82,085	688,427	302,918	37,746	7,976	53,300	34,527	53,108	1,631,228
December 31, 2015
Credit Risk Profile by Internally Assigned Rating
Pass	$340,019	49,564	612,318	274,926	30,933	7,097	46,361	30,525	54,154	1,445,897
Special Mention	6,957	—	8,227	277	200	353	—	10	38	16,062
Substandard	2,655	—	5,078	116	981	101	145	2	77	9,155
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$349,631	49,564	625,623	275,319	32,114	7,551	46,506	30,537	54,269	1,471,114

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$70,658	$199	$76	$70,781
Mortgage-backed:
GSE residential	190,813	1,639	329	192,123
Asset-backed:
SBAP	39,294	562	101	39,755
Obligations of states and political subdivisions	56,609	729	157	57,181
	$357,374	$3,129	$663	$359,840

	September 30, 2016
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$11,931	$175	$30	$12,076
Obligations of states and political subdivisions	24,819	341	9	25,151
	$36,750	$516	$39	$37,227

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.

	December 31, 2015
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$77,177	$215	$483	$76,909
Mortgage-backed:
GSE residential	192,983	430	1,498	191,915
Asset-backed:
SBAP	31,253	54	273	31,034
Obligations of states and political subdivisions	31,093	274	97	31,270
	$332,506	$973	$2,351	$331,128

	December 31, 2015
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$9,375	$60	$169	$9,266
Obligations of states and political subdivisions	18,820	288	9	19,099
	$28,195	$348	$178	$28,365

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$2,010	$2,027	$1	$1
Due after one year through five years	9,702	9,821	25,277	25,468
Due after five years through ten years	9,928	10,048	116,503	117,218
Due after ten years	15,110	15,331	215,593	217,153
	$36,750	$37,227	$357,374	$359,840
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2016	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$1,501	$9	1	$1,772	$21	1	$3,273	$30
Obligations of states and political subdivisions	1,542	9	4	—	—	—	1,542	9
	$3,043	$18	5	$1,772	$21	1	$4,815	$39
Available-for-Sale Securities:
GSEs	$32,705	$76	11	$—	$—	—	$32,705	$76
Mortgage-backed:
GSE residential	45,160	292	22	4,116	37	6	49,276	329
Asset-backed: SBAP	12,418	101	5	—	—	—	12,418	101
Obligations of states and political subdivisions	17,407	157	40	—	—	—	17,407	157
	$107,690	$626	78	$4,116	$37	6	$111,806	$663

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2015	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$4,339	$45	3	$2,717	$124	3	$7,056	$169
Obligations of states and political subdivisions	3,461	9	10	—	—	—	3,461	9
	$7,800	$54	13	$2,717	$124	3	$10,517	$178
Available-for-Sale Securities:
GSEs	$33,369	$232	12	$17,829	$251	6	$51,198	$483
Mortgage-backed:
GSE residential	142,251	1,407	66	4,521	91	7	146,772	1,498
Asset-backed: SBAP	22,811	273	12	—	—	—	22,811	273
Obligations of states and political subdivisions	7,925	60	18	3,350	37	9	11,275	97
	$206,356	$1,972	108	$25,700	$379	22	$232,056	$2,351
Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation*:
Numerator – Earnings available to common stockholders	$6,918	$6,088	$18,831	$17,905
Denominator – Weighted average number of common shares outstanding	10,300,323	10,183,264	10,266,061	10,153,461
Basic earnings per common share	$0.67	$0.60	$1.83	$1.76
Diluted EPS Computation*:
Numerator – Earnings available to common stockholders	$6,918	$6,088	$18,831	$17,905
Denominator – Weighted average number of common shares outstanding	10,300,323	10,183,264	10,266,061	10,153,461
Dilutive effect of stock options	4,989	4,464	4,957	4,579
Weighted average diluted common shares outstanding	10,305,312	10,187,728	10,271,018	10,158,040
Diluted earnings per common share	$0.67	$0.60	$1.83	$1.76

* Adjusted for 4 for 3 stock split paid on March 30, 2016.
Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2016, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2016.
As of September 30, 2016, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated sooner due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from the Company under certain prescribed circumstances. Subsequently, the Company would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2016 is as follows:

Commitments to extend credit	$445,767,000
Standby letters of credit	$47,477,000

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2016 will not have a material impact on the Company’s financial statements.
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
The following tables present the financial instruments carried at fair value as of September 30, 2016 and December 31, 2015, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2016
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$70,781	—	70,781	—
Mortgage-backed securities	192,123	—	192,123	—
Asset-backed securities	39,755	—	39,755	—
State and municipal securities	57,181	—	57,181	—
Total investment securities available-for-sale	359,840	—	359,840	—
Loans held for sale	11,019	—	11,019	—
Other assets	39,218	—	—	39,218
Total assets at fair value	$410,077	—	370,859	39,218
December 31, 2015
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$76,909	—	76,909	—
Mortgage-backed securities	191,915	—	191,915	—
Asset-backed securities	31,034	—	31,034	—
State and municipal securities	31,270	—	31,270	—
Total investment securities available-for-sale	331,128	—	331,128	—
Loans held for sale	10,135	—	10,135	—
Other assets	26,672	—	—	26,672
Total assets at fair value	$367,935	—	341,263	26,672

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2016
Other real estate owned	$4,887	—	—	4,887
Impaired loans, net (¹)	6,557	—	—	6,557
Total	$11,444	—	—	11,444
December 31, 2015
Other real estate owned	$5,410	—	—	5,410
Impaired loans, net (¹)	8,436	—	—	8,436
Total	$13,846	—	—	13,846

(1)	Amount is net of a valuation allowance of $179,000 at September 30, 2016 and $194,000 at December 31, 2015 as required by ASC 310, “Receivables.”
In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2016, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2016 and 2015 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Nine Months Ended September 30,
	2016		2015
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$26,672	—	$17,331	—
Total realized gains included in income	630	—	765	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	11,916	—	8,464	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$39,218	—	$26,560	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$630	—	$765	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Financial assets:
Securities held-to-maturity	$36,750	37,227	—	37,227	—
Loans, net	1,601,953	1,614,558	—	—	1,614,558
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,910,387	1,692,502	—	—	1,692,502
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2015
Financial assets:
Securities held-to-maturity	$28,195	28,365	—	28,365	—
Loans, net	1,443,179	1,443,738	—	—	1,443,738
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,791,885	1,549,414	—	—	1,549,414
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be granted in the form of options to acquire common stock of the Company. The maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 75,000 shares. As of September 30, 2016, the Company has 48,700 options available to grant to employees pursuant to the 2009 Stock Option Plan.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company's shareholders on April 12, 2016.  The Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the "2016 Equity Incentive Plan") to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interests of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders.  Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards.  As of September 30, 2016, the Company has 645,000 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of September 30, 2016, the Company had granted 45,000 non-qualified stock options and 60,000 stock appreciation rights each with a weighted average price of $40.25.

During the second quarter of 2016, the shareholders of the Company approved and adopted a proposed amendment to the Company’s Charter, providing for an increase in the authorized number of shares of capital stock from 15,000,100 to 50,000,100 with 50,000,000 shares reserved for Common Stock and 100 shares reserved for Organizational Stock.
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
Results of Operations
Net earnings increased 5.17% to $18,831,000 for the nine months ended September 30, 2016 from $17,905,000 in the first nine months of 2015. Net earnings were $6,918,000 for the quarter ended September 30, 2016, an increase of $830,000, or 13.63%, from $6,088,000 for the three months ended September 30, 2015 and an increase of $648,000, or 10.33%, over the quarter ended June 30, 2016. The increase in net earnings during the nine months ended September 30, 2016 as compared to the prior year comparable period was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense. Net yield on earning assets for the nine months ended September 30, 2016 and 2015 was 3.76% and 3.80%, respectively. The net interest spread was 3.67% and 3.69%, for the nine months ended September 30, 2016 and the nine months ended September 30, 2015, respectively. The yield on loans decreased during the first nine months of 2016 when compared to the comparable period in 2015 primarily as a result of increased competition for loans in all market areas, thus causing an overall decrease in the yield on earning assets.

The average balances, interest, and average rates for the nine-month periods ended September 30, 2016 and September 30, 2015 are presented in the following table (dollars in thousands):

	September 30, 2016			September 30, 2015
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,546,915	4.90%	$56,796	$1,405,095	5.04%	$53,123
Investment securities—taxable	307,875	1.90	4,380	318,793	1.88	4,492
Investment securities—tax exempt	56,675	1.95	830	36,359	2.02	551
Taxable equivalent adjustment	—	1.01	428	—	1.04	378
Total tax-exempt investment securities	56,675	2.96	1,258	36,359	3.06	929
Total investment securities	364,550	2.06	5,638	355,152	2.00	5,421
Loans held for sale	12,364	3.18	295	10,255	3.50	269
Federal funds sold	85,859	0.43	275	69,428	0.19	100
Restricted equity securities	3,012	4.07	92	3,012	4.03	91
Total earning assets	2,012,700	4.18	63,096	1,842,942	4.26	59,004
Cash and due from banks	13,563			9,374
Allowance for loan losses	(22,933)			(22,519)
Bank premises and equipment	42,161			40,488
Other assets	58,508			54,725
Total assets	$2,103,999			$1,925,010

Deposits:
Negotiable order of withdrawal accounts	$448,203	0.32%	$1,075	$391,033	0.39%	$1,143
Money market demand accounts	573,388	0.27	1,142	495,958	0.30	1,107
Individual retirement accounts	85,025	0.85	542	89,821	0.97	654
Other savings deposits	116,595	0.38	334	105,105	0.43	340
Certificates of deposit $250,000 and over (4)	71,492	1.03	550	227,814	1.06	1,808
Certificates of deposit under $250,000 (4)	356,230	0.99	2,647	217,723	0.90	1,462
Total interest-bearing deposits	1,650,933	0.51	6,290	1,527,454	0.57	6,514
Securities sold under repurchase agreements	1,144	0.23	2	2,659	0.25	5
Federal funds purchased	451	0.59	2	119	—	1
Total interest-bearing liabilities	1,652,528	0.51	6,294	1,530,232	0.57	6,520
Demand deposits	206,571			174,879
Other liabilities	12,710			12,086
Stockholders’ equity	232,190			207,813
Total liabilities and stockholders’ equity	$2,103,999			$1,925,010
Net interest income, on a tax equivalent basis			$56,802			$52,484
Net yield on earning assets (2)		3.76%			3.80%
Net interest spread (3)		3.67%			3.69%
(1) Loan fees of $4.9 million and $4.3 million are included in interest income in 2016 and 2015, respectively.
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

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields and an increase in the tax equivalent yields on securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $4,042,000, or 6.89%, during the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in total interest income was $1,472,000, or 7.37%, for the quarter ended September 30, 2016 as compared to the quarter ended September 30, 2015. Interest income in the third quarter of 2016 increased $577,000, or 2.76%, over the second quarter of 2016. The increase in the first nine months of 2016 when compared to the first nine months of 2015 was primarily attributable to an overall increase in loans and the resulting increase in the interest and fees earned on loans. The ratio of average earning assets to total average assets was 95.7% for the nine months ended September 30, 2016 and September 30, 2015.
Interest expense decreased $227,000, or 3.48%, for the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease was $37,000, or 1.75%, for the three months ended September 30, 2016 as compared to the same period in 2015. Interest expense decreased $29,000, or 1.38%, for the quarter ended September 30, 2016 over the second quarter of 2016. The decrease for the three and nine months ended September 30, 2016 as compared to the prior year’s comparable period was primarily due to a decrease in the rates paid on transaction and savings accounts reflecting the low interest rate environment and a shift in the mix of deposits from higher costing certificates of deposits to transaction and money market accounts.
Provision for Loan Losses
The allowance for loan losses totaled $23,320,000 as of September 30, 2016 compared to $22,900,000 as of December 31, 2015 and $22,702,000 as of September 30, 2015. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans recovered for the first nine months of 2016 totaled approximately $130,000 compared to approximately $135,000 in net charge-offs during the first nine months of 2015. Overall, net charge-offs were down for the three and nine month periods ended September 30, 2016 when compared to the comparable periods in 2015 primarily due to an overall improvement in the quality of the Company's loan portfolio. Due to the growth in the loan portfolio experienced by the Bank in the first nine months of 2016, the provision for loan losses during the nine months ended September 30, 2016 was $290,000, up $25,000 from the $265,000 incurred in the first nine months of 2015. Provision expense for the three months ended September 30, 2016 was $141,000, up $32,000 from the $109,000 incurred in the third quarter of 2015 and up $59,000 from the second quarter of 2016.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers' ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting growth in the loan portfolio, the allowance for loan losses was $23,320,000 at September 30, 2016, an increase of 1.83% from $22,900,000 at December 31, 2015. Also due to growth in the loan portfolio since September 30, 2015, the allowance for loan losses increased $618,000, or 2.72%, from September 30, 2015 but decreased as a percentage of total loans between the two perioods. The allowance for loan losses was 1.43%, 1.56%, and 1.55% of total loans at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

Management believes the allowance for loan losses at September 30, 2016 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, and gain on sale of loans, gain on sale of other real estate and gain on sale of securities. Total non-interest income for the nine months ended September 30, 2016 increased 11.18% to $16,743,000 from $15,060,000 for the same period in 2015. Total non-interest income increased $636,000, or 11.55%, during the quarter ended September 30, 2016 compared to the third quarter of 2015 and there was an increase of $248,000, or 4.21%, over the second quarter of 2016. The Company’s non-interest income in the first nine months of 2016 increased from the first nine months of 2015 mainly due to an increase in service charges on deposit accounts, an increase in other fees and commissions, an increase in gain on the sale of other real estate, an increase in gain on the sale of loans and an increase in gain on sale of securities, partially offset by a decrease in BOLI and annuity income. Service charges on deposit accounts increased $492,000, or 13.10%, to $4,247,000 during the nine months ended September 30, 2016 compared to the same period in 2015 primarily as a result of an increase in service charges on insufficient accounts that resulted from an increase in consumer checking accounts and an increase in the fee charged on NSFs. Gain on sale of securities increased $435,000 for the nine months ended September 30, 2016 compared to the same period in 2015. Income earned on BOLI and annuity contracts decreased $135,000, or 17.65%, primarily due to a large amount of up-front bonuses that were received in 2015 for the purchase of additional insurance policies. Gain on sale of loans increased $84,000, or 2.75%, during the nine months ended September 30, 2016 compared to the same period in 2015.
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, and other operating expenses. Total non-interest expenses increased $4,478,000, or 11.79%, during the first nine months of 2016 compared to the same period in 2015. The increase for the quarter ended September 30, 2016 was $880,000, or 6.56%, as compared to the same quarter in 2015. The Company experienced a decrease of $138,000, or 0.96%, in non-interest expenses in the third quarter of 2016 as compared to the second quarter of 2016. The increase in non-interest expenses for the nine months ended September 30, 2016 when compared to the comparable period in 2015 is primarily attributable to an increase in salaries and employee benefits and an increase in debit card interchange fee expense. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growing operations. The increase in debit card interchange fee expense is a direct result of the increase in debit card transactions. The increase in other operating expenses for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the reversal of an accrual for potential litigation losses due to the settlement of a claim against the Company during the second quarter of 2015.
Income Taxes
The Company’s income tax expense was $11,523,000 for the nine months ended September 30, 2016, an increase of $523,000 over the comparable period in 2015. Income tax expense was $4,177,000 for the quarter ended September 30, 2016, an increase of $403,000 over the same quarter in 2015. The percentage of income tax expense to net income before taxes was 37.96% and 38.06% for the nine months ended September 30, 2016 and September 30, 2015, respectively, and 37.65% and 38.27% for the quarters ended September 30, 2016 and 2015, respectively. The percentage of income tax expense to net income before taxes was 38.14% for the first six months of 2016. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 7.36% to $2,170,313,000 during the nine months ended September 30, 2016 from $2,021,604,000 at December 31, 2015. Total assets increased $35,396,000 during the three-month period ended September 30, 2016 and increased $62,348,000, or 3.01%, and $50,965,000, or 2.52%, during the three-month periods ended June 30, 2016 and March 31, 2016, respectively. Loans, net of allowance for loan losses, totaled $1,601,953,000 at September 30, 2016, a 11.00% increase compared to $1,443,179,000 at December 31, 2015. Net loans increased $46,516,000, or 2.99%, during the three months ended September 30, 2016. The increase in loans resulted primarily from an overall increase in loan demand associated with increased activity in the housing market, as well as other sectors in which we lend money. We operate in a market area that is experiencing economic growth, particularly growth in new jobs due to the opening of several new distribution centers. Securities increased $37,267,000, or 10.37%, to $396,590,000 at September 30, 2016 from $359,323,000 at December 31, 2015. Securities increased $18,475,000, or 4.89%, during the three months ended September 30, 2016. Reflecting an increase in loans that outpaced deposit growth, federal funds sold decreased to $3,950,000 at September 30, 2016 from $35,220,000 at December 31, 2015.
Total liabilities increased by 7.16% to $1,926,971,000 at September 30, 2016 compared to $1,798,166,000 at December 31, 2015. For the quarter ended September 30, 2016, total liabilities increased $29,427,000, or 1.55%. The increase in total liabilities since December 31, 2015 was composed of a $119,438,000, or 6.67%, increase in total deposits and a $10,303,000, or 164.03%, increase in accrued interest and other liabilities, partially offset by a $936,000, or 46.00%, decrease in securities sold under repurchase agreements. The increase in total deposits was primarily attributable to expansion into new markets that resulted in the opening of new accounts. The increase in accrued interest and other liabilities was primarily attributable to an increase in employee bonus payable as well as an increase in federal and state taxes payable due to the timing of estimated federal and state tax payments.

Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2016 and December 31, 2015.
Loans on Nonaccrual Status

	In Thousands
	September 30, 2016	December 31, 2015
Residential 1-4 family	$—	$41
Multifamily	—	—
Commercial real estate	3,031	4,293
Construction	—	—
Farmland	310	575
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$3,341	$4,909

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2016
Residential 1-4 family	$2,980	1,650	1,773	6,403	364,738	371,141	$1,773
Multifamily	—	—	—	—	82,085	82,085	—
Commercial real estate	76	—	3,031	3,107	685,320	688,427	—
Construction	6,842	61	22	6,925	295,993	302,918	22
Farmland	94	516	488	1,098	36,648	37,746	178
Second mortgages	34	45	186	265	7,711	7,976	186
Equity lines of credit	2	—	17	19	53,281	53,300	17
Commercial	38	57	—	95	34,432	34,527	—
Agricultural, installment and other	335	100	394	829	52,279	53,108	394
Total	$10,401	2,429	5,911	18,741	1,612,487	1,631,228	$2,570
December 31, 2015
Residential 1-4 family	$3,272	1,198	1,412	5,882	343,749	349,631	$1,371
Multifamily	—	—	—	—	49,564	49,564	—
Commercial real estate	172	—	4,293	4,465	621,158	625,623	—
Construction	958	230	—	1,188	274,131	275,319	—
Farmland	88	21	886	995	31,119	32,114	311
Second mortgages	87	—	4	91	7,460	7,551	4
Equity lines of credit	283	89	197	569	45,937	46,506	197
Commercial	2	—	39	41	30,496	30,537	39
Agricultural, installment and other	382	114	56	552	53,717	54,269	56
Total	$5,244	1,652	6,887	13,783	1,457,331	1,471,114	$1,978

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2016 totaled $5,911,000, a decrease from $6,887,000 at December 31, 2015. The decrease in non-performing loans during the nine months ended September 30, 2016 of $976,000 is due primarily to a decrease in non-performing farmland, commercial, equity lines of credit, and commercial real estate, partially offset by an increase in non-performing residential 1-4 family, construction, second mortgages, and agricultural, installment, and other loans. Management believes that it is probable that it will incur losses on these loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is renewed deterioration of local real estate values.

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

The decrease in impaired loans during the nine months ended September 30, 2016 when compared to the comparable period in 2015 was due to the payoff of one large loan relationship and the fact that the Company’s market areas have seen improvements in the residential real estate market while the commercial real estate market remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net recoveries for the nine months ended September 30, 2016 were $130,000 as compared to $135,000 in net charge-offs for the same period in 2015. The Bank has continued to experience a stabilization in past dues and nonaccruals and is experiencing fewer foreclosures which has resulted in fewer charge-offs.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $28.1 million. At September 30, 2016, the internally classified loans had decreased $9,239,000, or 36.64%, to $15,978,000 from $25,217,000 at December 31, 2015 primarily due to the payoff of one large loan relationship. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at September 30, 2016 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $10,793,000 and $11,785,000 at September 30, 2016 and December 31, 2015, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at September 30, 2016 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At September 30, 2016, the Company’s liquid assets totaled $219.2 million. Additionally, as of September 30, 2016, we had available to us approximately $53.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At September 30, 2016, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2016, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-100 BP(1)	+100 BP	+200 BP
Net interest income	(3.96)%	(3.20)	(7.14)
EVE	(11.53)	0.86	0.31

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2016, securities totaling approximately $29.3 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2016, loans totaling approximately $351.8 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, at September 30, 2016, certificates of deposit of $100,000 or greater totaling approximately $110.1 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
At September 30, 2016, we had unfunded loan commitments outstanding of $445.8 million and outstanding standby letters of credit of $47.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At September 30, 2016, total stockholders’ equity was $243,342,000, or 11.21% of total assets, which compares with $223,438,000, or 11.05% of total assets, at December 31, 2015. The dollar increase in stockholders’ equity during the nine months ended September 30, 2016 results from the Company’s net income of $18,831,000, proceeds from the issuance of common stock related to exercise of stock options of $112,000, the net effect of a $3,844,000 unrealized gain on investment securities net of applicable income taxes of $1,472,000, cash dividends declared of $5,756,000 of which $4,316,000 was reinvested under the Company’s dividend reinvestment plan and $29,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of December 31, 2015, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not have been subject to a written agreement, order or directive to maintain a higher capital level. The minimum capital requirements based on the phase-in provisions of the Basel III Capital Rules as of September 30, 2016 are set forth in the following table:

	Actual		Minimum Capital Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2016
Total capital to risk weighted assets:
Consolidated	$260,662	13.5%	$166,624	8.625%	$193,187	10.0%
Wilson Bank	258,792	14.0%	166,623	8.625	193,186	10.0
Tier 1 capital to risk weighted assets:
Consolidated	237,015	12.3%	127,987	6.625	154,551	8.0
Wilson Bank	235,145	12.2%	127,985	6.625	154,548	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	237,015	12.3%	99,009	5.125	125,572	6.5
Wilson Bank	235,145	12.2%	99,007	5.125	125,570	6.5
Tier 1 capital to average assets:
Consolidated	237,015	11.0%	86,511	4.000	N/A	N/A
Wilson Bank	235,145	10.9%	86,507	4.000	108,134	5.0

	Actual		Regulatory Minimum Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2015
Total capital to risk weighted assets:
Consolidated	$240,848	14.1%	$136,588	8.0%	$170,736	10.0%
Wilson Bank	238,963	14.0	136,575	8.0	170,719	10.0
Tier 1 capital to risk weighted assets:
Consolidated	219,483	12.9	102,441	6.0	136,588	8.0
Wilson Bank	217,600	12.8	102,431	6.0	136,575	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	219,483	12.9	76,831	4.5	110,978	6.5
Wilson Bank	217,600	12.8	76,823	4.5	110,967	6.5
Tier 1 capital to average assets:
Consolidated	219,483	11.1	79,361	4.0	N/A	N/A
Wilson Bank	217,600	11.0	79,354	4.0	99,192	5.0

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
There have been no material changes in reported market risks during the nine months ended September 30, 2016.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None

(b) Not applicable.
(c) None
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a) None
(b) Not applicable
Item 4. MINE SAFETY DISCLOSURES
Not applicable
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

10.1
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.2
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.3
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.4
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.5
Second Amendment to the Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.6	Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.7
Form of Stock Appreciation Rights Agreement for employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.8
Form of Non-qualified Stock Option Agreement for employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.9
Form of Stock Appreciation Rights Agreement for employee directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.10
Form of Non-qualified Stock Option Agreement for employee directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.11
Form of Stock Appreciation Rights Agreement for directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.12
Form of Non-qualified Stock Option Agreement for directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 8, 2016	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 8, 2016	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer