Form 10-K
period 2016-12-31
WILSON BANK HOLDING CO
filed 2017-03-10
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐
 No ☒
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $375,210,585. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $39.75 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
Shares of common stock, $2.00 par value per share, outstanding on March 10, 2017 were 10,381,664.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2016 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 11, 2017 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2016, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, two full service banking offices in eastern Davidson County, Tennessee, five full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, two full service banking office in Sumner County, Tennessee and one full service banking office in Putnam County, Tennessee.

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 402 Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee 37122; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 710 NW Broad St, Murfreesboro, Tennessee; 3110 Memorial Blvd, Murfreesboro, Tennessee; 210 Commerce Drive, Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street, Smithville, Tennessee; 306 Brush Creek Road, Alexandria, Tennessee; 1300 Main Street North, Carthage, Tennessee; 7 New Middleton Highway, Gordonsville, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee and 320 South Jefferson Avenue, Cookeville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, and Putnam County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small-to-medium-sized businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2016, the Company reported net earnings of approximately $25.63 million and at December 31, 2016 it had total assets of approximately $2.20 billion.

Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2016 filed as Exhibit 13.1 to this Form 10-K (the “2016 Annual Report”), are incorporated herein by reference.
Regulation and Supervision

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, and may not necessarily protect shareholders.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act and the regulations promulgated thereunder implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital for institutions with greater than $15.0 billion in total assets are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that have been adopted or are expected to be adopted that have impacted and, in some cases, will continue to impact the Company include the following:

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

•
Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their primary federal banking regulator.

•	Limiting the debit interchange fees that financial institutions larger than a certain size are permitted to charge.

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

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”) and is registered with the Board of Governors of the Federal Reserve System (the “FRB”). The Company is required to file annual reports and other information regarding its business operations and those of its bank subsidiary with, and is subject to examination by, the FRB. The Bank is chartered under the laws of the State of Tennessee and is subject to the supervision of, and is regularly examined by, the Tennessee Department of Financial Institutions (the “TDFI”). The Bank is also regularly examined by the Federal Deposit Insurance Corporation (“FDIC”), the government entity that insures the Bank’s deposits subject to applicable limitations.

Under the BHC Act, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB unless the bank holding company already owns a majority of such company. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions and the modernization of the financial services industry in connection with the passing of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). Under the BHC Act, the FRB is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the FRB to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks and bank holding companies to which it is applicable. In July 2013, the federal bank regulatory authorities, including the FRB and the FDIC, approved final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel III Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules, which became effective as to the Company and the Bank on January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more, and top-tier savings and loan holding companies (“banking organizations”). Under the rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The rules, among other things, included new minimum risk-based capital and leverage ratios. Moreover, these rules refined the definition of what constitutes “capital” for purposes of calculating those ratios. Since January 1, 2015, the minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a “capital conservation buffer” of 2.5% (to be phased in over three years) above the regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The phase in of the capital conservation buffer requirement began in January 2016 at 0.625% and is scheduled to increase each year by a like percentage until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the minimum amounts plus the then applicable buffer. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. For the quarters ending in calendar year 2017, neither the Company nor the Bank will be required to obtain regulatory approval for dividends, stock repurchases or payment of discretionary bonuses solely as a result of these buffers as long as its common equity Tier 1 capital ratio exceeds 5.75%, its Tier 1 capital ratio exceeds 7.25% and its total capital ratio exceeds 9.25%. Each of these amounts will increase by an additional 0.625% on January 1st of 2018 and 2019.

Under the rules implementing Basel III, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets as of December 31, 2009, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged from the definition in place prior to January 1, 2015 for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules implementing Basel III allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank each opted out of this requirement.

The FRB has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies to develop and submit to the FRB annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk-based capital and total risk-based capital requirements, as well as a minimum Tier 1 common capital ratio (Tier 1 risk-based capital less preferred stock and trust preferred securities) of at least 5%. While these regulations are not applicable to the Company, the Company’s federal regulator may seek to impose similar stress testing on the Company through its examination authority.

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

Additionally, the FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are categorized. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. Effective as of January 1, 2015, the relevant capital ratios associated with each of these categories is as set forth on the following table:

	Common Equity Tier 1 Risk-based Capital ratio	Total Risk-based Capital ratio	Tier 1 Risk-based Capital ratio	Tier 1 Leverage ratio
Well capitalized	6.5%	10%	8%	5%
Adequately capitalized	4.5%	8%	6%	4%
Undercapitalized	< 4.5%	< 8%	< 6%	< 4%
Significantly undercapitalized	< 3%	< 6%	< 4%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

State nonmember banks are required to be "well-capitalized" in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.
The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

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

The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

•
Federal Truth-In-Lending Act, governing disclosures of credit terms and costs to consumer borrowers giving consumers the right to cancel certain credit transactions, and defining requirements for servicing consumer loans secured by a dwelling;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Service Members' Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service;

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws;

•	Electronic Funds Transfer Act, which regulates fees and other terms of electronic funds transactions;

•
Fair and Accurate Credit Transactions Act of 2003, which permanently extended the national credit reporting standards of the Fair Credit Reporting Act, and permits consumers, including the Bank’s customers, to opt out of information sharing among affiliated companies for marketing purposes and requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available;

•
the Fair Housing Act, which prohibits discriminatory practices relative to real estate related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws; and

•
the Real Estate Settlement and Procedures Act of 1974, which affords consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined good faith estimate forms including clear summary information and improved disclosure of yield spread premiums.

The Bank’s deposit operations are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services;

•	the Truth in Savings Act, which requires depository institutions to disclose the terms of deposit accounts to consumers;

•
the Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and

•
the Check Clearing for the 21st Century Act (“Check 21”), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require, banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

The Bank’s loan and deposit operations are both subject to the Bank Secrecy Act which governs how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities.

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

The Community Reinvestment Act of 1977 (the “Community Reinvestment Act”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FRB and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received an “outstanding” Community Reinvestment Act rating from its primary federal regulator on its most recent regulatory examination.

The banking industry is generally subject to extensive regulatory oversight. The Company, as a bank holding company with securities registered under the Securities Exchange Act of 1934, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, the Company's regulatory compliance costs. With the enactment of the Dodd-Frank Act and the significant amount of regulations that have already been adopted and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, required that a significant number of new regulations be adopted by various financial regulatory agencies, many of which have been implemented but some of which remain to be implemented.

Competition

The banking business is highly competitive. The Company's primary market area consists of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner and Putnam Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and lending companies. Some of the Company's competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of its larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level. The Company does not experience significant seasonal trends in its operations.
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
Employment
As of March 10, 2017, the Company and its subsidiary collectively employed 444 full-time equivalent employees.

Available Information

The Company’s Internet website is http://www.wilsonbank.com. Please note that the Company's website address is provided as an inactive textual reference only. The Company makes available free of charge on its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission (the “SEC”). The information provided on the Company's website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.
Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2016 Annual Report. Certain information not contained in the Company’s 2016 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

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
In this schedule, "change due to volume" is the change in volume multiplied by the interest rate for the prior year. "Change due to rate" is the change in interest rate multiplied by the volume for the prior year. Changes in interest income and expense not due solely to volume or rate changes have been allocated to the “change due to volume” and “change due to rate” in proportion to the relationship of the absolute dollar amounts of the change in each category.
Non-accrual loans have been included in the loan category. Loan fees of $5,935,000, $4,698,000 and $4,075,000 for 2016, 2015 and 2014, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

	Dollars In Thousands
	2016			2015			2016/2015 Change
	Average Balance	Average Yield	Income/ Expense	Average Balance	Average Yield	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$1,571,528	4.90%	77,024	$1,418,561	5.04%	71,543	$7,557	(2,076)	5,481
Investment securities—taxable	308,251	1.85	5,714	311,925	1.88	5,868	(64)	(90)	(154)
Investment securities—tax exempt	60,464	1.97	1,191	37,810	2.03	768	447	(24)	423
Taxable equivalent adjustment	—	1.02	614	—	1.05	396	231	(13)	218
Total tax-exempt investment securities	60,464	2.99	1,805	37,810	3.08	1,164	678	(37)	641
Total investment securities	368,715	2.04	7,519	349,735	2.01	7,032	614	(127)	487
Loans held for sale	12,228	3.20	391	10,724	3.59	385	51	(45)	6
Federal funds sold and interest bearing deposits	74,242.41		304	75,842.20		154	3	147	150
Restricted equity securities	3,012	4.05	122	3,012	4.02	121	—	1	1
Total earning assets	2,029,725	4.21	85,360	1,857,874	4.26	79,235	8,225	(2,100)	6,125
Cash and due from banks	12,997			9,290
Allowance for loan losses	(23,013)			(22,588)
Bank premises and equipment	42,418			40,743
Other assets	61,102			55,198
Total assets	$2,123,229			$1,940,517

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

	Dollars In Thousands
	2016				2015				2016/2015 Change
	Average Balance	Average Yield		Income/ Expense	Average Balance	Average Yield		Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$449,053.31%			1,371	$398,881.38%			1,515	$168	(312)	(144)
Money market demand accounts		582,408.25		1,471		499,942.29		1,463	222	(214)	8
Individual retirement accounts		84,732.85		720		89,340.95		846	(42)	(84)	(126)
Other savings deposits		117,802.38		444		105,648.42		443	47	(46)	1
Certificates of deposit		426,858	1.00	4,258		442,702.98		4,333	(161)	86	(75)
Total interest-bearing deposits		1,660,853.50		8,264		1,536,513.56		8,600	234	(570)	(336)
Securities sold under repurchase agreements		1,214.25		3		2,505.28		7	(3)	(1)	(4)
Federal funds purchased		2,348.72		17		90	1.11	1	—	—	16
Total interest-bearing liabilities		1,664,415.50		8,284		1,539,108.56		8,608	231	(571)	(324)
Demand deposits		210,655				178,281
Other liabilities		10,831				9,525
Stockholders’ equity		237,328				213,603
Total liabilities and stockholders’ equity		$2,123,229				$1,940,517
Net interest income				77,076				70,627
Net yield on earning assets (1)		3.80%				3.80%
Net interest spread (2)		3.71%				3.70%

(1)	Net interest income divided by average earning assets.

(2)	Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

	Dollars In Thousands
	2015			2014			2015/2014 Change
	Average Balance	Average Yield	Income/ Expense	Average Balance	Average Yield	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$1,418,561	5.04%	71,543	$1,261,131	5.29%	66,685	$8,098	(3,240)	4,858
Investment securities—taxable	311,925	1.88	5,868	340,969	1.90	6,464	(531)	(65)	(596)
Investment securities—tax exempt	37,810	2.03	768	32,814	2.07	679	102	(13)	89
Taxable equivalent adjustment	—	1.05	396	—	1.07	350	53	(7)	46
Total tax-exempt investment securities	37,810	3.08	1,164	32,814	3.14	1,029	155	(20)	135
Total investment securities	349,735	2.01	7,032	373,783	2.00	7,493	(376)	(85)	(461)
Loans held for sale	10,724	3.59	385	7,342	3.58	263	121	1	122
Federal funds sold, and interest bearing deposits	75,842.20		154	85,987.19		167	(21)	8	(13)
Restricted equity securities	3,012	4.02	121	3,012	4.05	122	—	(1)	(1)
Total earning assets	1,857,874	4.26	79,235	1,731,255	4.32	74,730	7,822	(3,317)	4,505
Cash and due from banks	9,290			10,597
Allowance for loan losses	(22,588)			(23,230)
Bank premises and equipment	40,743			39,293
Other assets	55,198			50,452
Total assets	$1,940,517			$1,808,367

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

	Dollars In Thousands
	2015				2014			2015/2014 Change
	Average Balance	Average Yield		Income/ Expense	Average Balance	Average Yield	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$398,881.38%			1,515	$349,375.45%		1,587	$199	(271)	(72)
Money market demand accounts		499,942.29		1,463	439,867.42		1,831	237	(605)	(368)
Individual retirement accounts		89,340.95		846	93,687	1.12	1,047	(47)	(154)	(201)
Other savings deposits		105,648.42		443	99,753.54		535	31	(123)	(92)
Certificates of deposit		442,702.98		4,333	474,310	1.00	4,744	(316)	(95)	(411)
Total interest-bearing deposits		1,536,513.56		8,600	1,456,992.67		9,744	104	(1,248)	(1,144)
Securities sold under repurchase agreements		2,505.28		7	5,784.40		23	(10)	(6)	(16)
Federal funds purchased		90	1.11	1	123.81		1	—	—	—
Total interest-bearing liabilities		1,539,108.56		8,608	1,462,899.67		9,768	94	(1,254)	(1,160)
Demand deposits		178,281			146,473
Other liabilities		9,525			9,186
Stockholders’ equity		213,603			189,809
Total liabilities and stockholders’ equity		$1,940,517			$1,808,367
Net interest income				70,627			64,962
Net yield on earning assets (1)		3.80%				3.75%
Net interest spread (2)		3.70%				3.65%
  (1) Net interest income divided by average earning assets.
(2)Average interest rate on earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

II.	Investment Portfolio:
A.    Investment securities at December 31, 2016 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$11,856	48	230	11,674
Obligations of states and political subdivisions	24,768	142	439	24,471
	$36,624	190	669	36,145

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$61,879	—	2,391	59,488
Mortgage-backed:
GSE residential	166,316	496	2,447	164,365
Asset-backed:
SBAP	37,577	9	729	36,857
Obligations of states and political subdivisions	53,429	52	1,606	51,875
	$319,201	557	7,173	312,585

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

II.	Investment Portfolio, Continued

A.    Continued:
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
December 31, 2016

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
December 31, 2016

II.	Investment Portfolio, Continued:

B.
The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2016:

Held-To-Maturity Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage-backed:
GSEs residential	$11,856	11,674	2.86%
Obligations of states and political subdivisions*:
Less than one year	2,003	2,013	5.41
One to three years	7,900	7,937	2.42
Three to five years	2,222	2,214	2.92
Five to ten years	8,307	8,124	3.08
More than ten years	4,336	4,183	3.31
Total obligations of states and political subdivisions	24,768	24,471	3.08
Total held-to-maturity securities	$36,624	36,145	3.01%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

II.	Investment Portfolio, Continued;
B.    Continued:

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage and asset-backed securities	$203,893	201,222	1.88%
U.S. Government-sponsored enterprises (GSEs):
Less than one year	—	—	—
One to three years	—	—	—
Three to five years	7,000	6,872	1.56
Five to ten years	42,105	40,571	1.97
More than ten years	12,774	12,045	2.18
Total U.S. Government-sponsored enterprises (GSEs)	61,879	59,488	1.97
Obligations of states and political subdivisions*:
Less than one year	—	—	—
One to three years	3,308	3,311	2.01
Three to five years	6,624	6,566	2.36
Five to ten years	30,777	30,018	2.80
More than ten years	12,720	11,980	2.92
Total obligations of states and political subdivisions	53,429	51,875	2.72
Total available-for-sale securities	$319,201	312,585	2.04%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

III.	Loan Portfolio:
A.    Loan Types
The following schedule details the loans of the Company at December 31, 2016, 2015, 2014, 2013 and 2012:

	In Thousands
	2016	2015	2014	2013	2012
Commercial, financial and agricultural	$48,294	41,339	42,200	34,834	35,521
Real estate—construction	339,580	275,319	245,830	194,426	190,356
Real estate—mortgage	1,264,277	1,110,989	1,027,723	940,077	902,930
Installment	44,274	43,467	41,025	41,118	41,713
Total loans	1,696,425	1,471,114	1,356,778	1,210,455	1,170,520
Deferred loan fees	(6,606)	(5,035)	(4,341)	(3,253)	(2,912)
Total loans, net of deferred fees	1,689,819	1,466,079	1,352,437	1,207,202	1,167,608
Less allowance for loan losses	(22,731)	(22,900)	(22,572)	(22,935)	(25,497)
Net loans	$1,667,088	1,443,179	1,329,865	1,184,267	1,142,111

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

III.	Loan Portfolio, Continued:
B.    Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies our fixed and variable rate loans at December 31, 2016 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2016
	Fixed Rates	Variable Rates	Totals	At December 31, 2016
Based on contractual maturity:
Due within one year	$211,142	33,547	244,689	14.4%
Due in one year to five years	194,433	93,289	287,722	17.0
Due after five years	111,985	1,052,029	1,164,014	68.6
Totals	$517,560	1,178,865	1,696,425	100.0%
Based on contractual repricing dates:
Daily floating rate	$—	10,871	10,871	0.6%
Due within one year	211,142	289,802	500,944	29.5
Due in one year to five years	194,433	681,090	875,523	51.7
Due after five years	111,985	197,102	309,087	18.2
Totals	$517,560	1,178,865	1,696,425	100.0%

The following table represents the contractual maturities of the loan portfolio as of December 31, 2016 (dollars in thousands):

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total
Commercial, financial and agricultural	$8,699	16,259	23,336	48,294
Real estate—construction	116,246	79,143	144,191	339,580
Real estate—mortgage	104,219	164,295	995,763	1,264,277
Installment	15,525	28,025	724	44,274
	$244,689	287,722	1,164,014	1,696,425

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

III.	Loan Portfolio, Continued:
C.    Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2016, 2015, 2014, 2013 and 2012:

	In Thousands, Except Percentages
	2016	2015	2014	2013	2012
Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate—construction	—	—	—	3,524	9,626
Real estate—mortgage	3,565	4,909	616	2,053	7,229
Installment	—	—	—	—	—
Total non-accrual	$3,565	4,909	616	5,577	16,855
Loans 90 days past due still accruing and non-performing TDRs:
Commercial, financial and agricultural	$—	41	9	285	54
Real estate—construction	22	—	73	271	24
Real estate—mortgage	2,944	4,475	5,008	1,550	736
Installment	160	55	48	27	105
Total loans 90 days past due still accruing and non-performing TDRs	$3,126	4,571	5,138	2,133	919
Total non-performing loans	$6,691	9,480	5,754	7,710	17,774
Total loans, net of deferred fees	$1,689,819	1,466,079	1,352,437	1,207,202	1,167,608
Percentage of total non- performing loans to total loans outstanding, net of deferred fees	.40%	.65	.43	.64	1.52
Other real estate	$4,527	5,410	7,298	12,869	15,307

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

III.	Loan Portfolio, Continued:
C.    Risk Elements, Continued:
The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $3,565,000 at December 31, 2016, $4,909,000 at December 31, 2015, $616,000 at December 31, 2014, $5,577,000 at December 31, 2013 and $16,855,000 at December 31, 2012. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2016 if the loans had been current totaled $202,000 compared to $291,000 in 2015, $39,000 in 2014, $296,000 in 2013 and $775,000 in 2012. The amount of interest and fee income recognized on total loans during 2016 totaled $77,024,000 as compared to $71,543,000 in 2015, $66,685,000 in 2014, $66,177,000 in 2013 and $66,080,000 in 2012.
At December 31, 2016, loans, which include the above, totaling $16,158,000 were included in the Company’s internal classified loan list. Of these loans $16,021,000 are real estate and $137,000 are various other types of loans. The value collateralizing these loans is estimated by management to be approximately $27,982,000 ($27,968,000 related to real property securing real estate loans and $14,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
At December 31, 2016, real estate construction and mortgage loans made up 20% and 74.5%, respectively, of the Company’s loan portfolio.
At December 31, 2016 and 2015, other real estate totaled $4,527,000 and $5,410,000, respectively.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016
 III.    Loan Portfolio, Continued:
C.    Risk Elements, Continued:
There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2016 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

IV.	Summary of Loan Loss Experience:
The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2016, 2015, 2014, 2013 and 2012 and the years then ended.

	In Thousands, Except Percentages
	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of period	$22,900	22,572	22,935	25,497	24,525
Charge-offs:
Commercial, financial and agricultural	(11)	—	(37)	(150)	(454)
Real estate – construction	(66)	(26)	(7)	(1,470)	(2,226)
Real estate – mortgage	(209)	(414)	(1,436)	(3,247)	(6,066)
Installment	(674)	(664)	(387)	(380)	(412)
	(960)	(1,104)	(1,867)	(5,247)	(9,158)
Recoveries:
Commercial, financial and agricultural	15	7	464	38	71
Real estate – construction	34	39	324	179	174
Real estate – mortgage	131	767	84	123	169
Installment	232	231	134	168	188
	412	1,044	1,006	508	602
Net loan charge-offs	(548)	(60)	(861)	(4,739)	(8,556)
Provision for loan losses charged to expense	379	388	498	2,177	9,528
Allowance for loan losses at end of period	$22,731	22,900	22,572	22,935	25,497
Total loans, net of deferred fees, at end of year	$1,689,819	1,466,079	1,352,437	1,207,202	1,167,608
Average total loans outstanding, net of deferred fees, during year	$1,571,528	1,418,561	1,261,131	1,205,296	1,138,525
Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.04%	0.01	0.07	0.39	0.75
Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	1.35%	1.56	1.67	1.90	2.18

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016
 IV.    Summary of Loan Loss Experience, Continued:
The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.
Management conducts a continuous review of all loans that are delinquent, previously charged down or which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors of the Company periodically reviews the adequacy of the allowance for loan losses.
The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2016		December 31, 2015
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$386	2.9%	$339	2.8%
Real estate construction	5,387	20.0	5,136	18.7
Real estate mortgage	16,396	74.5	16,983	75.5
Installment	562	2.6	442	3.0
	$22,731	100.0%	$22,900	100.0%

	December 31, 2014		December 31, 2013
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$178	3.1%	$402	2.9%
Real estate construction	5,578	18.1	5,159	16.1
Real estate mortgage	16,492	75.8	17,053	77.6
Installment	324	3.0	321	3.4
	$22,572	100.0%	$22,935	100.0%

	December 31, 2012
	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$397	3.0%
Real estate construction	7,191	16.3
Real estate mortgage	17,515	77.1
Installment	394	3.6
	$25,497	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

V.	Deposits:
The average amounts and average interest rates for deposits for 2016, 2015 and 2014 are detailed in the following schedule:

	2016		2015		2014
	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate
Non-interest bearing deposits	$210,655	—	$178,281	—	$146,473	—
Negotiable order of withdrawal accounts	449,053.31%		398,881.38%		349,375.45%
Money market demand accounts	582,408.25%		499,942.29%		439,867.42%
Individual retirement accounts	84,732.85%		89,340.95%		93,687	1.12%
Other savings	117,802.38%		105,648.42%		99,753.54%
Certificates of deposit	426,858	1.00%	442,702.98%		474,310	1.00%
	$1,871,508.44%		$1,714,794.50%		$1,603,465.61%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and more at December 31, 2016:

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total
Less than three months	$34,154	2,895	37,049
Three to six months	30,390	2,782	33,172
Six to twelve months	43,648	6,168	49,816
More than twelve months	118,759	23,535	142,294
	$226,951	35,380	262,331

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

VI.	Return on Equity and Assets:
The following schedule details selected key ratios of the Company at December 31, 2016, 2015 and 2014:

	2016	2015	2014
Return on assets (Net income divided by average total assets)	1.21%	1.23%	1.15%
Return on equity (Net income divided by average equity)	10.80%	11.17%	10.95%
Dividend payout ratio (Dividends declared per share divided by net income per share)	22.49%	20.83%	21.82%
Equity to asset ratio (Average equity divided by average total assets)	11.18%	11.01%	10.50%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities)	11.17%	11.06%	10.59%
The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s risk-based capital at December 31, 2016 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$243,898
Total capital:
Allowable allowance for loan losses	23,056
Total capital	$266,954
Risk-weighted assets	$2,106,960
Risk-based capital ratios:
Tier I capital ratio	11.6%
Common equity Tier 1 capital ratio	11.6%
Total risk-based capital ratio	12.7%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2016

VI.	Return on Equity and Assets, Continued:
The Company and the Bank are required to maintain a total capital to risk-weighted asset ratio of 8.625% and a Tier I capital to risk-weighted asset ratio of 6.625% in each case pursuant to the regulations implementing the Basel III guidelines, including the capital conservation buffer. At December 31, 2016, the Company and the Bank were in compliance with these requirements.
The following schedule details the Company’s interest rate sensitivity at December 31, 2016:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of deferred fees	$1,689,819	142,462	64,357	90,835	207,555	1,184,610
Securities	349,209	25,231	762	3,477	3,793	315,946
Loans held for sale	14,788	14,788	—	—	—	—
Federal funds sold	—	—	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—
Total earning assets	2,056,828	185,493	65,119	94,312	211,348	1,500,556
Interest-bearing liabilities:
Negotiable order of withdrawal accounts	454,487	454,487	—	—	—	—
Money market demand accounts	628,321	628,321	—	—	—	—
Individual retirement accounts	82,798	3,050	7,794	9,308	14,444	48,202
Other savings	123,749	123,749	—	—	—	—
Certificates of deposit	425,809	19,422	49,571	61,935	80,567	214,314
Securities sold under repurchase agreements	736	736	—	—	—	—
	1,715,900	1,229,765	57,365	71,243	95,011	262,516
Interest-sensitivity gap	$340,928	(1,044,272)	7,754	23,069	116,337	1,238,040
Cumulative gap		(1,044,272)	(1,036,518)	(1,013,449)	(897,112)	340,928
Interest-sensitivity gap as % of total assets		(47.5)%	0.3%	1.1%	5.3%	56.3%
Cumulative gap as % of total assets		(47.5)%	(47.2)%	(46.1)%	(40.8)%	15.5%
The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 1A. Risk Factors.

Investing in the Company's common stock involves various risks which are particular to the Company, its industry and its market area. Several risk factors regarding investing in the Company's common stock are discussed below. If any of the following risks were to occur, the Company may not be able to conduct its business as currently planned and its financial condition or operating results could be materially and negatively impacted. These matters could cause the trading price of the Company's common stock to decline in future periods.

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2016, approximately 95% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 42% were commercial real estate loans, 22% were residential real estate loans, 20% were construction and development loans and 11% were other real estate loans. In total these loans make up approximately 98% of the Company’s non-performing loans at December 31, 2016. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans deteriorated in 2008, 2009 and the first half of 2010 as a result of adverse conditions in the real estate market within the Company’s markets. While conditions have stabilized somewhat since the second half of 2010, if residential real estate prices again decline or demand weakens, that could again result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. Renewed adverse economic and real estate market conditions could lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small to medium-sized businesses.

At December 31, 2016, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. Although conditions in the Company’s market have improved over the last four years, these industries continue to experience challenges as a result of the continued sluggish economy. If the economic environment in the Company’s market weakens in 2017 or beyond, these industry concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause the Company’s earnings to be negatively impacted. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s earnings.

A substantial focus of the Company’s marketing and business strategy is to serve small to medium-sized businesses in its market areas. As a result, a relatively high percentage of the Company’s loan portfolio consists of commercial loans primarily to small to medium-sized businesses. The Company expects to seek to expand the amount and percentage of such loans in its portfolio in 2017. During periods of lower economic growth like those the Company experienced in recent years or recessionary environments like the Company experienced in 2007 and 2008, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact the Company’s results of operations and financial condition.

Fluctuations in interest rates could reduce the Company's profitability.

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

Because of significant competitive pressures in the Company’s market and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Company’s net interest margin may be negatively impacted if these rates remain at their extremely low levels. Additionally, the amount of non-accrual loans and other real estate owned was elevated between 2010 and 2013and may again be elevated if economic conditions deteriorate. If levels of other real estate owned increase, the expenses to resolve these the increased levels (including maintenance costs, valuation adjustments owed on new appraisals and gains and losses on dispositions) may also increase and negatively impact the Company’s results of operations. The Company also expects loan pricing to remain competitive in 2017 and believes that economic factors affecting broader markets will likely result in reduced yields for the Company’s investment securities portfolio as prepayments continue to escalate. As a result, the Company’s net interest margin, and consequently its profitability, may continue to be negatively impacted in 2017 and beyond.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford, Putnam, and Sumner counties and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets, although continuing to stabilize, remain uncertain, particularly the real estate construction and development segment of the Company’s loan portfolio. The Company cannot assure investors that economic conditions in its markets will continue to remain healthy during 2017 or thereafter, and weakened economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.

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

Economic conditions in the markets in which the Company operates deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in the Company’s real estate loan portfolio and increased costs associated with its portfolio of other real estate owned. Although economic conditions appear to have stabilized and strengthened in the Company's markets in recent years and the Company has refocused its efforts on growing its earning assets, the Company believes that it will continue to experience an uncertain economic environment in 2017. Accordingly, the Company expects that its results of operations could be negatively impacted by economic conditions, including reduced loan demand. There can be no assurance that the economic conditions that adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Company in particular, during the most recent recession will not return, in which case the Company could experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Over the last four years the Company has sought to expand its franchise by developing new markets or expanding its operations in existing markets and may continue to do so in future years.

In 2015, the Company opened a new branch location in Putnam County, a market not previously served by the Company, and has opened an additional branch location in Rutherford County in January of 2017. Expansion, whether by opening new branches or acquiring existing branches or whole banks, involves various risks, including:

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

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches the Company establishes can be expected to negatively impact the Company’s earnings for some period of time until they reach certain economies of scale. The same is true for the Company’s efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. The Company’s expenses could be further increased if it encounters delays in opening any of its new branches. The Company may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to timely receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, any branch the Company may not meet the Company’s long-term profitability expectations or otherwise be successful even after it has been established or acquired, as the case may be.

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

Failure to successfully address these and other issues related to the Company's expansion could have a material adverse effect on its financial condition and results of operations, and could adversely affect its ability to successfully implement its business strategy.

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

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% ; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios when fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The phase in of the capital conservation buffer began in January 2016 at 0.625% and is scheduled to increase each year by a like percentage until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Company competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Company has to attract its customer base from other existing financial institutions and from new residents. This competition at times has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less interest on its loans and paying more interest on its deposits, which reduces the Company’s net interest income. The Company’s profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

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

The Company has previously announced that Mr. Richerson will retire at the end of 2017 and that Mr. Clemons intends to retire at the end of 2019. Each of these individuals has been a large part of our success and our ability to continue to grow our loan portfolio and deliver returns for our shareholders will depend on the ability of these individuals’ successors to manage the transition smoothly and operate the Bank in a profitable manner.

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

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance.

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

On July 21, 2010, then President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under the U.S. Treasury’s Troubled Asset Relief Program; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Bank) are exempt from certain provisions of the legislation. Although a number of regulations implementing portions of the Dodd-Frank Act have been promulgated, the Company is still unable to predict how the remaining portions of this legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect it. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a significant impact on the Company’s business, financial condition and results of operations. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed or amended.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-five branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 320 South Jefferson Avenue, Cookeville, Tennessee; a Loan Production Office at 393 Maple Street Suite 100-A in Gallatin, Tennessee and a Loan Production Office at 161 Harold court in Franklin, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. The Highway 96 office in Murfreesboro opened in January 2017 and contains approximately 4,700 square feet of space. Also, the South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space.

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

In the fourth quarter of 2016, the Bank commenced construction on a 67,000 square foot operations center on property that it owns which is adjacent to its main office location on West Main Street in Lebanon, Tennessee. The building will house operations and technology staff and the Company believes it will improve the Bank's efficiency.
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

Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Holding Company & Stock Information” on page 98 of the Company’s 2016 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2016.
Item 6. Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 17 of the Company’s 2016 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 18 through 44 of the Company’s 2016 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 38-39 of the Company’s 2016 Annual Report and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 46 through 97 of the Company’s 2016 Annual Report and are incorporated herein by reference.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on page 45 of Wilson Bank Holding Company’s 2016 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B. Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2017 Annual Meeting of Shareholders (the "2017 Annual Meeting of Shareholder"). The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (64) - Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

Elmer Richerson (64) - Mr. Richerson joined the Bank in February 1989. Prior to such time, Mr. Richerson was the manager of the Lebanon branch of Heritage Federal Savings and Loan Association from March 1988 to February 1989. From September 1986 until March 1988, Mr. Richerson was a liquidation assistant for the Federal Deposit Insurance Corporation. Since May 2002, Mr. Richerson has served as President of the Bank. From 1997 to May 2002, Mr. Richerson served as an Executive Vice President and Senior Loan Officer of the Bank and oversaw the branch administration for the Bank. Mr. Richerson also serves on the Board of Directors of the Bank and in 1998 was elected to serve on the Board of Directors of the Company as well.

Gary Whitaker (59) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (52) - Ms. Pominski is Executive Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions with the Bank including Asst. Cashier, Asst. Vice President and Senior Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN.

John McDearman (48) - Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. Currently he serves as Executive Vice President, a position he has held since January 2009. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. His primary duties include working alongside the President and Chief Executive Officer in providing the overall direction and administration of programs, products, and services provided by the Bank.

Clark Oakley (47) - Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank. Currently he serves as Executive Vice President and Chief Operations Officer. Prior to 1995 Mr. Oakley was employed at Union Planters Bank in Alexandria, TN. His primary duties include overseeing bank operations including information technology and electronic banking.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2017 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors - Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2017 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials filed in connection with the 2017 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2017 Annual Meeting of Shareholders.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2016 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003, a four-for-three stock split in the form of a stock dividend paid on May 31, 2007 and a four-for-three stock split in the form of a stock dividend paid on March 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	183,847	$ 38.08	660,603
Equity compensation plans not approved by shareholders	—	—	—
Total	183,847	$ 38.08	660,603

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2017 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Director Independence” in the Company’s definitive proxy materials filed in connection with the 2017 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2017 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements. See Item 8.
(a)(2)    Financial Statement Schedules. Not Applicable.
(a)(3)    Exhibits. See Index to Exhibits.

Item 16. Form 10K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ J. Randall Clemons
Name: J. Randall Clemons
Title: President and Chief Executive Officer
Date:	March 10, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Randall Clemons
J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2017
/s/ Lisa Pominski
Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017

/s/ Elmer Richerson H. Elmer Richerson	Executive Vice President & Director	March 10, 2017

/s/ Charles Bell Charles Bell	Director	March 10, 2017

/s/ Jack W. Bell Jack W. Bell	Director	March 10, 2017

/s/ James F. Comer James F. Comer	Director	March 10, 2017

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 10, 2017

/s/ John B. Freeman John B. Freeman	Director	March 10, 2017

/s/ William P. Jordan William P. Jordan	Director	March 10, 2017

/s/ James Anthony Patton James Anthony Patton	Director	March 10, 2017

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

3.1
Charter of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 9, 2016).

3.2
Bylaws of Wilson Bank Holding Company, as amended (restated for SEC electronic filling purposes only) (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 10, 2016).

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

10.46
Director Survivor Income Agreement, dated April 6, 2015, by and between the Bank and William Jordan (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2016).

10.47
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.48
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.49
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.50
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.51
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.52
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.53
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.54
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.55
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.56
Second Amendment to the Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.57
Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.58
Form of Stock Appreciation Rights Agreement for employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.59
Form of Non-qualified Stock Option Agreement for employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.60
Form of Stock Appreciation Rights Agreement for employee directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.61
Form of Non-qualified Stock Option Agreement for employee directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.62
Form of Stock Appreciation Rights Agreement for directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.63
Form of Non-qualified Stock Option Agreement for directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2016 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*    Management compensatory plan or contract