Form 10-Q
period 2017-03-31
WILSON BANK HOLDING CO
filed 2017-05-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 10,381,797 shares at May 9, 2017

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Unaudited)

	March 31, 2017	December 31, 2016
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,737,947	$1,689,819
Less: Allowance for loan losses	(22,987)	(22,731)
Net loans	1,714,960	1,667,088
Securities:
Held to maturity, at cost (market value $34,937 and $36,145, respectively)	35,510	36,624
Available-for-sale, at market (amortized cost $309,083 and $319,201, respectively)	302,359	312,585
Total securities	337,869	349,209
Loans held for sale	8,293	14,788
Restricted equity securities	3,012	3,012
Federal funds sold	18,750	—
Total earning assets	2,082,884	2,034,097
Cash and due from banks	94,252	47,918
Bank premises and equipment, net	46,429	44,414
Accrued interest receivable	5,512	6,104
Deferred income tax asset	10,930	10,758
Other real estate	2,562	4,527
Bank owned life insurance	28,838	28,616
Other assets	16,414	16,812
Goodwill	4,805	4,805
Total assets	$2,292,626	$2,198,051
Liabilities and Stockholders’ Equity
Deposits	$2,024,871	$1,942,135
Securities sold under repurchase agreements	1,509	736
Accrued interest and other liabilities	15,724	10,560
Total liabilities	2,042,104	1,953,431
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,381,797 and 10,319,673 shares, respectively	20,764	20,639
Additional paid-in capital	62,985	60,541
Retained earnings	170,922	167,523
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $2,575 and $2,533, respectively	(4,149)	(4,083)
Total stockholders’ equity	250,522	244,620
Total liabilities and stockholders’ equity	$2,292,626	$2,198,051

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$19,945	$18,513
Interest and dividends on securities:
Taxable securities	1,283	1,411
Exempt from Federal income taxes	337	232
Interest on loans held for sale	66	74
Interest on Federal funds sold	96	77
Interest and dividends on restricted securities	31	30
Total interest income	21,758	20,337
Interest expense:
Interest on negotiable order of withdrawal accounts	319	376
Interest on money market and savings accounts	446	485
Interest on certificates of deposit	1,250	1,249
Interest on federal funds purchased	8	—
Interest on securities sold under repurchase agreements	1	1
Total interest expense	2,024	2,111
Net interest income before provision for loan losses	19,734	18,226
Provision for loan losses	389	67
Net interest income after provision for loan losses	19,345	18,159
Non-interest income:
Service charges on deposit accounts	1,429	1,336
Other fees and commissions	2,641	2,410
Income on BOLI and annuity contracts	222	124
Gain on sale of loans	976	667
Gain on sale of other real estate	24	49
Gain on sale of securities	—	117
Total non-interest income	5,292	4,703
Non-interest expense:
Salaries and employee benefits	8,847	8,193
Occupancy expenses, net	851	838
Furniture and equipment expense	520	519
Data processing expense	646	673
Directors’ fees	162	176
Other operating expenses	3,211	3,366
Loss on the sale of securities	38	—
Total non-interest expense	14,275	13,765
Earnings before income taxes	10,362	9,097
Income taxes	3,867	3,454
Net earnings	$6,495	$5,643
Weighted average number of common shares outstanding-basic	10,360,776	10,238,798
Weighted average number of common shares outstanding-diluted	10,365,717	10,243,026
Basic earnings per common share	$0.63	$0.55
Diluted earnings per common share	$0.63	$0.55
Dividends per share	$0.30	$0.26

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Net earnings	$6,495	$5,643
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $57 and $1,103, respectively	(89)	1,780
Reclassification adjustment for net losses (gains) included in net earnings, net of taxes of $15 and $45, respectively	23	(72)
Other comprehensive earnings (loss)	(66)	1,708
Comprehensive earnings	$6,429	$7,351

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Interest received	$23,059	$20,943
Fees and commissions received	4,070	3,870
Proceeds from sale of loans held for sale	31,920	25,102
Origination of loans held for sale	(24,449)	(20,536)
Interest paid	(2,157)	(2,193)
Cash paid to suppliers and employees	(10,955)	(9,058)
Income taxes paid	(792)	(523)
Net cash provided by operating activities	20,696	17,605
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	1,046	667
Proceeds from maturities, calls, and principal payments of available-for-sale securities	9,556	29,118
Proceeds from the sale of available-for-sale securities	12,446	5,983
Purchase of held-to-maturity securities	—	(2,509)
Purchase of available-for-sale securities	(12,563)	(10,001)
Loans made to customers, net of repayments	(48,327)	(85,020)
Purchase of bank owned life insurance and annuity contracts	—	(210)
Purchase of premises and equipment	(2,727)	(611)
Proceeds from sale of other real estate	2,053	—
Net cash used in investing activities	(38,516)	(62,583)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	68,610	39,451
Net increase (decrease) in time deposits	14,126	(1,259)
Net increase (decrease) in securities sold under repurchase agreements	773	(1,258)
Dividends paid	(3,096)	(2,678)
Proceeds from sale of common stock pursuant to dividend reinvestment	2,398	1,967
Proceeds from exercise of stock options	93	47
Net cash provided by financing activities	82,904	36,270
Net increase (decrease) in cash and cash equivalents	65,084	(8,708)
Cash and cash equivalents at beginning of period	47,918	109,253
Cash and cash equivalents at end of period	$113,002	$100,545

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2017 and 2016
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	6,495	5,643
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,421	1,324
Provision for loan losses	389	67
Gain on sale of other real estate	(24)	(49)
Security losses (gains)	38	(117)
Stock-based compensation expense	79	12
Increase in loans held for sale	6,495	3,899
Increase in deferred tax asset	(131)	(599)
Decrease in other assets, bank owned life insurance and annuity contract earnings, net	178	114
Decrease (increase) in interest receivable	592	(21)
Increase in other liabilities	2,091	3,884
Increase in taxes payable	3,206	3,530
Decrease in interest payable	(133)	(82)
Total adjustments	14,201	11,962
Net cash provided by operating activities	$20,696	$17,605

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of taxes of $42 and $1,058 for the nine months ended March 31, 2017 and 2016, respectively	$(66)	$1,708
Non-cash transfers from loans to other real estate	$80	$577
Non-cash transfers from other real estate to loans	$16	$471
Non-cash transfers from loans to other assets	$2	$16
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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2016 and at March 31, 2017, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date" deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Based on our analysis of the potential impact of ASU 2014-09, we do not expect this update to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting."  The amendments in this ASU simplify  several  aspects  of  the  accounting  for  share-based  payment award  transactions,  including:  (1) income  tax  consequences;  (2)  classification  of  awards  as  either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, like the Company, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We elected to adopt the provisions of ASU 2016-09 during the first quarter of 2016 in advance of the required application date of January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on our consolidated statements of earnings for the three months ended March 31, 2017 and 2016.

In June 2016, FASB  issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.  We are also evaluating the sufficiency of current systems and data needed to comply with this ASU.

In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.  The update addresses eight specific cash flow issues including, but not limited to, proceeds from the settlement of bank-owned life insurance policies, with the objective of reducing the existing diversity in practice.  ASU 2016-15 will be effective on January 1, 2018. We are currently evaluating the potential impact of ASU 2016-15 on our financial statements.

In March 2017, FASB issued ASU 2017-08, “Receivables -  Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 provides guidance on the amortization period for certain purchased callable debt securities held at a premium.  This update shortens the amortization period for the premium to the earliest call date.  Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2017-08 will be effective for us on January 1, 2019.  We are currently evaluating the potential impact of ASU 2017-08 on our financial statements.

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
The following schedule details the loans of the Company at March 31, 2017 and December 31, 2016:

	(In Thousands)
	March 31, 2017	December 31, 2016
Mortgage loans on real estate
Residential 1-4 family	$409,497	$393,268
Multifamily	108,465	109,410
Commercial	695,865	689,695
Construction and land development	326,867	297,315
Farmland	44,378	46,314
Second mortgages	8,859	9,193
Equity lines of credit	56,966	56,038
Total mortgage loans on real estate	1,650,897	1,601,233
Commercial loans	41,432	40,301
Agricultural loans	1,500	1,562
Consumer installment loans
Personal	38,627	41,117
Credit cards	3,161	3,157
Total consumer installment loans	41,788	44,274
Other loans	9,678	9,055
Total loans before net deferred loan fees	1,745,295	1,696,425
Net deferred loan fees	(7,348)	(6,606)
Total loans	1,737,947	1,689,819
Less: Allowance for loan losses	(22,987)	(22,731)
Net loans	$1,714,960	$1,667,088

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

Transactions in the allowance for loan losses for the three months ended March 31, 2017 and year ended December 31, 2016 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2017
Allowance for loan losses:
Beginning balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Provision	436	300	98	(649)	107	1	—	(14)	110	389
Charge-offs	(112)	—	—	—	(3)	(11)	(1)	—	(245)	(372)
Recoveries	11	—	87	17	—	—	—	1	123	239
Ending balance	$4,906	1,139	9,726	4,755	762	102	674	373	550	22,987
Ending balance individually evaluated for impairment	$188	—	315	—	—	—	—	—	—	503
Ending balance collectively evaluated for impairment	$4,718	1,139	9,411	4,755	762	102	674	373	550	22,484
Loans:
Ending balance	$409,497	108,465	695,865	326,867	44,378	8,859	56,966	41,432	52,966	1,745,295
Ending balance individually evaluated for impairment	$675	—	4,054	1,518	102	—	—	—	—	6,349
Ending balance collectively evaluated for impairment	$408,822	108,465	691,811	325,349	44,276	8,859	56,966	41,432	52,966	1,738,946

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2016
Allowance for loan losses:
Beginning balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Provision	(400)	220	(399)	283	2	2	66	81	524	379
Charge-offs	(109)	—	(100)	(66)	—	—	—	(11)	(674)	(960)
Recoveries	56	—	54	34	2	4	15	15	232	412
Ending balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Ending balance individually evaluated for impairment	$196	—	120	—	—	—	—	—	—	316
Ending balance collectively evaluated for impairment	$4,375	839	9,421	5,387	658	112	675	386	562	22,415
Loans:
Ending balance	$393,268	109,410	689,695	297,315	46,314	9,193	56,038	40,301	54,891	1,696,425
Ending balance individually evaluated for impairment	$679	—	4,689	1,618	103	—	—	—	—	7,089
Ending balance collectively evaluated for impairment	$392,589	109,410	685,006	295,697	46,211	9,193	56,038	40,301	54,891	1,689,336

Impaired Loans
At March 31, 2017, the Company had certain impaired loans of $2.7 million which were on non-accruing interest status. At December 31, 2016, the Company had certain impaired loans of $3.0 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at March 31, 2017 and December 31, 2016.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2017
With no related allowance recorded:
Residential 1-4 family	$149	147	—	150	2
Multifamily	—	—	—	—	—
Commercial real estate	915	913	—	2,582	10
Construction	1,523	1,518	—	1,573	18
Farmland	102	102	—	103	2
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,689	2,680	—	4,408	32
With allowance recorded:
Residential 1-4 family	$539	704	188	540	8
Multifamily	—	—	—	—	—
Commercial real estate	3,141	3,141	315	1,792	4
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,680	3,845	503	2,332	12
Total
Residential 1-4 family	$688	851	188	690	10
Multifamily	—	—	—	—	—
Commercial real estate	4,056	4,054	315	4,374	14
Construction	1,523	1,518	—	1,573	18
Farmland	102	102	—	103	2
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,369	6,525	503	6,740	44

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Residential 1-4 family	$150	148	—	150	7
Multifamily	—	—	—	—	—
Commercial real estate	4,248	4,246	—	4,352	38
Construction	1,623	1,618	—	1,778	82
Farmland	104	103	—	79	5
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,125	6,115	—	6,359	132
With allowance recorded:
Residential 1-4 family	$540	531	196	540	32
Multifamily	—	—	—	—	—
Commercial real estate	443	443	120	111	5
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$983	974	316	651	37
Total:
Residential 1-4 family	$690	679	196	690	39
Multifamily	—	—	—	—	—
Commercial real estate	4,691	4,689	120	4,463	43
Construction	1,623	1,618	—	1,778	82
Farmland	104	103	—	79	5
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,108	7,089	316	7,010	169
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

The following table summarizes the carrying balances of TDR’s at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(In thousands)
Performing TDRs	$3,053	$3,277
Nonperforming TDRs	1,297	1,319
Total TDRS	$4,350	$4,596

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the three months ended March 31, 2017 and the year ended December 31, 2016 (in thousands, except for number of contracts):

	March 31, 2017			December 31, 2016
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	4	$130	$130
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	2	1,364	1,244
Construction	—	—	—	—	—	—
Farmland	—	—	—	1	103	103
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	2	17	17
Total	—	$—	$—	9	$1,614	$1,494

As of March 31, 2017 and December 31, 2016, the Company had no loan relationships that had been previously classified as troubled debt restructuring subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of March 31, 2017 and December 31, 2016, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $746,000 and $389,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $15.7 million at March 31, 2017 compared to $16.2 million at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at March 31, 2017 and December 31, 2016:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
March 31, 2017
Credit Risk Profile by Internally Assigned Rating
Pass	$400,517	108,465	690,966	326,581	43,529	8,449	56,788	41,429	52,828	1,729,552
Special Mention	5,801	—	754	89	156	298	24	3	48	7,173
Substandard	3,179	—	4,145	197	693	112	154	—	90	8,570
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$409,497	108,465	695,865	326,867	44,378	8,859	56,966	41,432	52,966	1,745,295
December 31, 2016
Credit Risk Profile by Internally Assigned Rating
Pass	$384,383	109,410	684,202	297,089	45,470	8,775	55,883	40,301	54,754	1,680,267
Special Mention	5,616	—	668	121	147	303	—	—	26	6,881
Substandard	3,269	—	4,825	105	697	115	155	—	111	9,277
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$393,268	109,410	689,695	297,315	46,314	9,193	56,038	40,301	54,891	1,696,425

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$64,160	$—	$2,395	$61,765
Mortgage-backed:
GSE residential	168,341	508	2,528	166,321
Asset-backed:
SBAP	30,637	—	745	29,892
Obligations of states and political subdivisions	45,945	28	1,592	44,381
	$309,083	$536	$7,260	$302,359

	March 31, 2017
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$11,502	$38	$264	$11,276
Obligations of states and political subdivisions	24,008	119	466	23,661
	$35,510	$157	$730	$34,937

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.

	December 31, 2016
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$61,879	$—	$2,391	$59,488
Mortgage-backed:
GSE residential	166,316	496	2,447	164,365
Asset-backed:
SBAP	37,577	9	729	36,857
Obligations of states and political subdivisions	53,429	52	1,606	51,875
	$319,201	$557	$7,173	$312,585

	December 31, 2016
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$11,856	$48	$230	$11,674
Obligations of states and political subdivisions	24,768	142	439	24,471
	$36,624	$190	$669	$36,145

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$1,888	$1,890	$101	$101
Due after one year through five years	9,643	9,679	18,010	17,742
Due after five years through ten years	10,027	9,759	124,219	121,131
Due after ten years	13,952	13,609	166,753	163,385
	$35,510	$34,937	$309,083	$302,359
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2017	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$7,953	$177	7	$1,684	$87	1	$9,637	$264
Obligations of states and political subdivisions	14,808	466	38	—	—	—	14,808	466
	$22,761	$643	45	$1,684	$87	1	$24,445	$730
Available-for-Sale Securities:
GSEs	$61,765	$2,395	25	$—	$—	—	$61,765	$2,395
Mortgage-backed:
GSE residential	128,683	2,379	70	6,539	149	8	135,222	2,528
Asset-backed: SBAP	28,927	745	15	—	—	—	28,927	745
Obligations of states and political subdivisions	38,699	1,592	104	—	—	—	38,699	1,592
	$258,074	$7,111	214	$6,539	$149	8	$264,613	$7,260

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2016	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$8,177	$151	7	$1,704	$79	1	$9,881	$230
Obligations of states and political subdivisions	16,081	439	41	—	—	—	16,081	439
	$24,258	$590	48	$1,704	$79	1	$25,962	$669
Available-for-Sale Securities:
GSEs	$59,488	$2,391	23	$—	$—	—	$59,488	$2,391
Mortgage-backed:
GSE residential	124,011	2,350	64	6,918	97	9	130,929	2,447
Asset-backed: SBAP	33,579	729	17	—	—	—	33,579	729
Obligations of states and political subdivisions	42,801	1,606	116	—	—	—	42,801	1,606
	$259,879	$7,076	220	$6,918	$97	9	$266,797	$7,173
Unrealized losses on securities have not been recognized into income because the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation*:
Numerator – Earnings available to common stockholders	$6,495	$5,643
Denominator – Weighted average number of common shares outstanding	10,360,776	10,238,798
Basic earnings per common share	$0.63	$0.55
Diluted EPS Computation*:
Numerator – Earnings available to common stockholders	$6,495	$5,643
Denominator – Weighted average number of common shares outstanding	10,360,776	10,238,798
Dilutive effect of stock options	4,941	4,228
Weighted average diluted common shares outstanding	10,365,717	10,243,026
Diluted earnings per common share	$0.63	$0.55

* Adjusted for 4 for 3 stock split effective on March 30, 2016.
Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2017, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2017.
As of March 31, 2017, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and its subsidiaries file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2013 through 2016 and the IRS for the years ended December 31, 2014 through 2016.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2017 is as follows:

Commitments to extend credit	$561,947,000
Standby letters of credit	$51,043,000

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2017 will not have a material impact on the Company’s financial statements.
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
Other assets — Included in other assets are certain assets carried at fair value, including the cash surrender value of bank owned life insurance policies. The Company uses financial information received from insurance carriers indicating the performance of the insurance policies and cash surrender values in determining the carrying value. The Company reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items. The Company does not consider the fair values of these policies and contracts to be materially sensitive to changes in these unobservable inputs.
The following tables present the financial instruments carried at fair value as of March 31, 2017 and December 31, 2016, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2017
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$61,765	—	61,765	—
Mortgage-backed securities	166,321	—	166,321	—
Asset-backed securities	29,892	—	29,892	—
State and municipal securities	44,381	—	44,381	—
Total investment securities available-for-sale	302,359	—	302,359	—
Loans held for sale	8,293	—	8,293	—
Other assets	28,838	—	—	28,838
Total assets at fair value	$339,490	—	310,652	28,838
December 31, 2016
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$59,488	—	59,488	—
Mortgage-backed securities	164,365	—	164,365	—
Asset-backed securities	36,857	—	36,857	—
State and municipal securities	51,875	—	51,875	—
Total investment securities available-for-sale	312,585	—	312,585	—
Loans held for sale	14,788	—	14,788	—
Other assets	28,616	—	—	28,616
Total assets at fair value	$355,989	—	327,373	28,616

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2017
Other real estate owned	$2,562	—	—	2,562
Impaired loans, net (¹)	5,866	—	—	5,866
Total	$8,428	—	—	8,428
December 31, 2016
Other real estate owned	$4,527	—	—	4,527
Impaired loans, net (¹)	6,792	—	—	6,792
Total	$11,319	—	—	11,319

(1)	Amount is net of a valuation allowance of $503,000 at March 31, 2017 and $316,000 at December 31, 2016 as required by ASC 310, “Receivables.”
In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2017, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2017 and 2016 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2017		2016
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$28,616	—	$26,672	—
Total realized gains included in income	222	—	124	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	210	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$28,838	—	$27,006	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$222	—	$124	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and December 31, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Financial assets:
Securities held-to-maturity	$35,510	34,937	—	34,937	—
Loans, net	1,714,960	1,713,630	—	—	1,713,630
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,026,380	1,713,890	—	—	1,713,890
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2016
Financial assets:
Securities held-to-maturity	$36,624	36,145	—	36,145	—
Loans, net	1,667,088	1,673,568	—	—	1,673,568
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,942,871	1,631,032	—	—	1,631,032
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Stock Option Plan, Equity Incentive Plan & Charter Amendment

In April 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”). The Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiary. Furthermore the Company and its subsidiary may reserve additional shares for issuance under the 1999 Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the 1999 Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding.

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 100,000 shares. As of March 31, 2017, the Company has granted 50,600 options to employees pursuant to the 2009 Stock Option Plan.

Under the 2009 Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are generally exercisable for up to 10 years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company's shareholders on April 12, 2016.  The Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the "2016 Equity Incentive Plan") to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interests of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders.  Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards.  As of March 31, 2017, the Company has 504,170 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of March 31, 2017, the Company had granted 117,790 non-qualified stock options with a weighed average price of $40.57 and 128,040 cash-settled stock appreciation rights each with a weighted average price of $40.53.

The following tables summarize information about stock options and cash-settled SARs for the three months ended March 31, 2017:

	March 31, 2017
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	183,847	$38.08
Granted	105,833	40.78
Exercised	3,286	28.03
Forfeited or expired	322	24.13
Outstanding at end of year	286,072	$39.21
Options and SARs exercisable at year end	15,382	$29.59

	Shares	Weighted Average Grant Date Fair Value
Non-vested options and SARs at January 1, 2017	170,294	$10.63
Granted	105,833	11.70
Vested	(5,115)	5.99
Forfeited	(322)	1.61
Non-vested options and SARs at March 31, 2017	270,690	$11.51

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) increased competition with other financial institutions, (iv) the deterioration of the economy in the Company’s market areas, (v) rapid fluctuations in short-term interest rates, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, (xiii) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches; (xiv) the possibility of additional increases to compliance costs as a result of increased regulatory oversight; and (xv) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Results of Operations
Net earnings increased 15.10% to $6,495,000 for the three months ended March 31, 2017 from $5,643,000 in the first three months of 2016. The increase in net earnings during the three months ended March 31, 2017 as compared to the prior year comparable period was primarily due to an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense. Net yield on earning assets for the three months ended March 31, 2017 and 2016 was 3.77% and 3.77%, respectively. The net interest spread was 3.69% and 3.68%, for the three months ended March 31, 2017 and the three months ended March 31, 2016, respectively. The yield on loans decreased during the first three months of 2017 when compared to the comparable period in 2016 primarily as a result of increased competition for loans in all market areas.

The average balances, interest, and average rates for the three-month periods ended March 31, 2017 and March 31, 2016 are presented in the following table (dollars in thousands):

	March 31, 2017			March 31, 2016
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,706,032	4.68%	$19,945	$1,500,284	4.94%	$18,513
Investment securities—taxable	275,079	1.87	1,283	305,763	1.85	1,411
Investment securities—tax exempt	68,466	1.97	337	45,478	2.04	232
Taxable equivalent adjustment	—	1.01	174	—	1.05	120
Total tax-exempt investment securities	68,466	2.98	511	45,478	3.09	352
Total investment securities	343,545	2.09	1,794	351,241	2.01	1,763
Loans held for sale	6,584	4.01	66	8,449	3.50	74
Federal funds sold	53,518	0.72	96	81,062	0.38	77
Restricted equity securities	3,012	4.12	31	3,012	3.98	30
Total earning assets	2,112,691	4.15	21,932	1,944,048	4.21	20,457
Cash and due from banks	23,600			10,824
Allowance for loan losses	(22,722)			(22,896)
Bank premises and equipment	45,575			42,044
Other assets	69,880			53,800
Total assets	$2,229,024			$2,027,820

Deposits:
Negotiable order of withdrawal accounts	$466,726	0.27%	$319	$438,636	0.34%	$376
Money market demand accounts	627,355	0.21	330	541,699	0.28	378
Individual retirement accounts	82,195	0.83	170	85,791	0.86	184
Other savings deposits	128,324	0.36	116	110,797	0.39	107
Certificates of deposit $250,000 and over	77,627	1.02	197	91,875	0.98	225
Certificates of deposit under $250,00	362,690	0.97	883	337,324	1.00	840
Total interest-bearing deposits	1,744,917	0.46	2,015	1,606,122	0.53	2,110
Securities sold under repurchase agreements	942	0.42	1	1,470	0.27	1
Federal funds purchased	4,776	0.67	8	—	—	—
Total interest-bearing liabilities	1,750,635	0.46	2,024	1,607,592	0.53	2,111
Demand deposits	223,371			184,828
Other liabilities	6,435			9,720
Stockholders’ equity	248,583			225,680
Total liabilities and stockholders’ equity	$2,229,024			$2,027,820
Net interest income, on a tax equivalent basis			$19,908			$18,346
Net yield on earning assets (2)		3.77%			3.77%
Net interest spread (3)		3.69%			3.68%
(1) Loan fees of $1.7 million and $1.6 million are included in interest income in 2017 and 2016, respectively.
(2) Net interest income divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields and an increase in the tax equivalent yields on securities, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $1,421,000, or 6.99%, during the three months ended March 31, 2017 as compared to the same period in 2016. The ratio of average earning assets to total average assets was 94.8% for the three months ended March 31, 2017 and 95.9% for the three months ended March 31, 2016.
Interest expense decreased $87,000, or 4.12%, for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease for the three months ended March 31, 2017 as compared to the prior year’s comparable period was primarily due to a decrease in the rates paid on transaction and savings accounts reflecting the low interest rate environment and a shift in the mix of deposits from higher costing certificates of deposits to transaction and money market accounts.
Provision for Loan Losses
The allowance for loan losses totaled $22,987,000 as of March 31, 2017 compared to $22,731,000 as of December 31, 2016 and $22,899,000 as of March 31, 2016. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first three months of 2017 totaled approximately $133,000 compared to approximately $68,000 in net charge-offs during the first three months of 2016. Due to the growth in the loan portfolio experienced by the Bank in the first three months of 2017, the provision for loan losses during the three months ended March 31, 2017 was $389,000, up $322,000 from the $67,000 incurred in the first three months of 2016.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers' ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting growth in the loan portfolio, the allowance for loan losses was $22,987,000 at March 31, 2017, an increase of 1.13% from $22,731,000 at December 31, 2016. Also due to growth in the loan portfolio since March 31, 2016, the allowance for loan losses increased $88,000, or 0.38%, from March 31, 2016 but decreased as a percentage of total loans between the two periods. The allowance for loan losses was 1.32%, 1.35%, and 1.48% of total loans at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Management believes the allowance for loan losses at March 31, 2017 to be adequate, but if future economic conditions are materially different from management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, and gain on sale of loans, gain on sale of other real estate and gain on sale of securities. Total non-interest income for the three months ended March 31, 2017 increased 12.52% to $5,292,000 from $4,703,000 for the same period in 2016. The Company’s non-interest income in the first three months of 2017 increased from the first three months of 2016 mainly due to an increase in service charges on deposit accounts, an increase in other fees and commissions, an increase in gain on the sale of loans and an increase in income on BOLI and annuity contracts, partially offset by a decrease in gain on the sale of securities and a decrease in the gain on the sale of other real estate. Service charges on deposit accounts increased $93,000, or 6.96%, to $1,429,000 during the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of an increase in service charges on insufficient accounts that resulted from an increase in the number of consumer checking accounts and an increase in the fee charged on non-sufficient funds. Gain on sale of loans increased $309,000, or 46.33%, during the three months ended March 31, 2017 compared to the same period in 2016 due to an increase in the volume of mortgage loans originated in the first three months of 2017 as compared to the same period in 2016. Income earned on BOLI and annuity contracts increased $98,000, or 79.03%, during the three months ended March 31, 2017 compared to the same period in 2016 due to an increase in the number of contracts. Gain on sale of securities decreased $117,000 for the three months ended March 31, 2017 compared to the same period in 2016.

Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, and other operating expenses. Total non-interest expenses increased $510,000, or 3.71%, during the first three months of 2017 compared to the same period in 2016. The increase in non-interest expenses for the three months ended March 31, 2017 when compared to the comparable period in 2016 is primarily attributable to an increase in salaries and employee benefits and occupancy expense, partially offset by a decrease in other operating expenses. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growth in operations and new branch expansion. The increase in occupancy expense is primarily attributable to the opening of a new branch in January 2017. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations grow, including expenses associated with the opening of our proposed new branch in Davidson County later this year. The decrease in other operating expenses for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to the decrease in the FDIC assessment.
Income Taxes
The Company’s income tax expense was $3,867,000 for the three months ended March 31, 2017, an increase of $413,000 over the comparable period in 2016. The percentage of income tax expense to net income before taxes was 37.32% and 37.97% for the three months ended March 31, 2017 and March 31, 2016, respectively. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 4.30% to $2,292,626,000 during the three months ended March 31, 2017 from $2,198,051,000 at December 31, 2016. Loans, net of allowance for loan losses, totaled $1,714,960,000 at March 31, 2017, a 2.87% increase compared to $1,667,088,000 at December 31, 2016. The increase in loans resulted primarily from an overall increase in loan demand associated with increased activity in the housing market, as well as other sectors in which we lend money. We operate in a market area that is experiencing economic growth, particularly growth in new jobs due to the opening of several new distribution centers. Because of the increase in the construction portfolio, Wilson Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages are now monitored and administered by a Credit Administration Department independent of the lending function. Wilson Bank continues to seek to diversify its real estate portfolio to avoid having concentrations in any one type of loan. Securities decreased $11,340,000, or 3.25%, to $337,869,000 at March 31, 2017 from $349,209,000 at December 31, 2016 as a result of management's decision to reinvest liquid funds in higher yielding assets. Reflecting an increase in deposits that outpaced loan growth and the decrease of securities, federal funds sold increased to $18,750,000 at March 31, 2017 from $0 at December 31, 2016.
Total liabilities increased by 4.54% to $2,042,104,000 at March 31, 2017 compared to $1,953,431,000 at December 31, 2016. The increase in total liabilities since December 31, 2016 was composed of a $82,736,000, or 4.26%, increase in total deposits and a $5,164,000, or 48.90%, increase in accrued interest and other liabilities, and a $773,000, or 105.03%, increase in securities sold under repurchase agreements. The increase in total deposits was primarily attributable to expansion into new markets that resulted in the opening of new accounts. The increase in accrued interest and other liabilities was primarily attributable to an increase in employee bonus payable as well as an increase in federal and state taxes payable due to the timing of estimated federal and state tax payments.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2017 and December 31, 2016.

Loans on Nonaccrual Status

In Thousands
	March 31, 2017	December 31, 2016
Residential 1-4 family	$—	$—
Multifamily	—	—
Commercial real estate	2,702	3,255
Construction	—	—
Farmland	310	310
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$3,012	$3,565

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2017
Residential 1-4 family	$3,421	939	943	5,303	404,194	409,497	$943
Multifamily	—	—	—	—	108,465	108,465	—
Commercial real estate	800	—	2,743	3,543	692,322	695,865	41
Construction	95	—	—	95	326,772	326,867	—
Farmland	467	19	330	816	43,562	44,378	20
Second mortgages	362	—	—	362	8,497	8,859	—
Equity lines of credit	30	26	—	56	56,910	56,966	—
Commercial	155	3	—	158	41,274	41,432	—
Agricultural, installment and other	302	102	65	469	52,497	52,966	65
Total	$5,632	1,089	4,081	10,802	1,734,493	1,745,295	$1,069
December 31, 2016
Residential 1-4 family	$3,311	1,307	1,434	6,052	370,820	376,872	$1,434
Multifamily	—	—	—	—	79,908	79,908	—
Commercial real estate	41	175	3,335	3,551	701,256	704,807	80
Construction	1,872	53	22	1,947	337,633	339,580	22
Farmland	56	1,163	410	1,629	35,890	37,519	100
Second mortgages	177	—	11	188	8,978	9,166	11
Equity lines of credit	40	148	17	205	55,800	56,005	17
Commercial	37	4	—	41	37,636	37,677	—
Agricultural, installment and other	385	85	143	613	54,278	54,891	143
Total	$5,919	2,935	5,372	14,226	1,682,199	1,696,425	$1,807

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2017 totaled $4,081,000, a decrease from $5,372,000 at December 31, 2016. The decrease in non-performing loans during the three months ended March 31, 2017 of $1,291,000 is due primarily to a decrease in non-performing residential 1-4 family, commercial real estate, construction, and farmland loans. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is renewed deterioration of local real estate values.

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

The decrease in impaired loans at March 31, 2017 as compared to December 31, 2016 was due to one large loan relationship that was upgraded due to a current history of payment and financial performance and determined to no longer be impaired as well as a partial payoff of another impaired loan. Overall, the Company’s market areas have seen improvements in the residential real estate market while the commercial real estate market remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the three months ended March 31, 2017 were $133,000 as compared to $68,000 in net charge-offs for the same period in 2016. Overall, the Bank has continued to experience a stabilization in past dues and nonaccruals and is experiencing fewer foreclosures.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $25.9 million. At March 31, 2017, the internally classified loans had decreased $415,000, or 2.57%, to $15,743,000 from $16,158,000 at December 31, 2016 primarily due to the paydown of one large loan relationship and the upgrading of the risk rating of one loan due to sufficient payment history. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at March 31, 2017 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as one-to-four family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $10,703,000 and $10,528,000 at March 31, 2017 and December 31, 2016, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at March 31, 2017 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At March 31, 2017, the Company’s liquid assets totaled $198.2 million. Additionally, as of March 31, 2017, the Company had available approximately $83.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At March 31, 2017, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable, of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2017, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP	-100 BP(1)	+100 BP	+200 BP
Net interest income	(7.92)%	(4.67)%	(2.10)	(4.55)
EVE	(21.45)	(8.59)	0.85	0.42

(1)
Because certain current interest rates are at or below 1.00%, the 100 basis points downward shock assumes that certain corresponding interest rates reflects a decrease of less than the full 100 basis point downward shock.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that management believes are reasonably likely to result in the Company’s liquidity changing in a materially adverse way.
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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At March 31, 2017, securities totaling approximately $31.6 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2017, loans totaling approximately $357.2 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, at March 31, 2017, certificates of deposit of $250,000 or greater totaling approximately $51.3 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
At March 31, 2017, we had unfunded loan commitments outstanding of $561.9 million and outstanding standby letters of credit of $51.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At March 31, 2017, total stockholders’ equity was $250,522,000, or 10.93% of total assets, which compares with $244,620,000, or 11.13% of total assets, at December 31, 2016. The dollar increase in stockholders’ equity during the three months ended March 31, 2017 results from the Company’s net income of $6,495,000, proceeds from the issuance of common stock related to exercise of stock options of $93,000, the net effect of a $108,000 unrealized loss on investment securities net of applicable income taxes of $41,000, cash dividends declared of $3,096,000 of which $2,398,000 was reinvested under the Company’s dividend reinvestment plan and $79,000 related to stock option compensation.
The Company and the Bank are subject to regulatory capital requirements administered by the FDIC, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and, in the case of the Bank, the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as March 31, 2017 and December 31, 2016, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not have been subject to a written agreement, order or directive to maintain a higher capital level.
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

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2017
Total capital to risk weighted assets:
Consolidated	$273,179	13.4%	$188,575	9.25%	$203,865	0.10%
Wilson Bank	271,961	13.3	189,146	9.25	204,482	10.0
Tier 1 capital to risk weighted assets:
Consolidated	249,865	12.2	148,485	7.25	122,884	6.0
Wilson Bank	248,647	12.2	147,762	7.25	163,047	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	249,865	12.2	117,764	5.75	N/A	N/A
Wilson Bank	248,647	12.2	117,190	5.75	132,476	6.5
Tier 1 capital to average assets:
Consolidated	249,865	11.1	90,041	4.0	N/A	N/A
Wilson Bank	248,647	11.2	88,803	4.0	111,003	5.0

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2016
Total capital to risk weighted assets:
Consolidated	$266,954	12.7%	$181,298	8.625%	$210,200	10.0%
Wilson Bank	265,142	12.6	181,496	8.625	210,430	10.0
Tier 1 capital to risk weighted assets:
Consolidated	243,897	11.6	139,295	6.625	126,154	6.0
Wilson Bank	242,085	11.5	139,462	6.625	168,407	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	243,897	11.6	107,756	5.125	N/A	N/A
Wilson Bank	242,085	11.5	107,886	5.125	136,831	6.5
Tier 1 capital to average assets:
Consolidated	243,897	11.2	87,106	4.0	N/A	N/A
Wilson Bank	242,085	11.1	87,238	4.0	109,047	5.0

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
There have been no material changes in reported market risks during the three months ended March 31, 2017.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, its Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 9, 2017	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 9, 2017	/s/ Lisa Pominski
Lisa Pominski
Senior Vice President & Chief Financial Officer