Form 10-Q
period 2017-06-30
WILSON BANK HOLDING CO
filed 2017-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Common stock outstanding: 10,449,719 shares at August 9, 2017

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016

	(Unaudited)	(Audited)
	June 30, 2017	December 31, 2016
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,735,014	$1,689,819
Less: Allowance for loan losses	(23,323)	(22,731)
Net loans	1,711,691	1,667,088
Securities:
Held to maturity, at cost (market value $33,594 and $36,145, respectively)	33,752	36,624
Available-for-sale, at market (amortized cost $299,900 and $319,201, respectively)	296,781	312,585
Total securities	330,533	349,209
Loans held for sale	7,233	14,788
Restricted equity securities	3,012	3,012
Federal funds sold	16,500	—
Total earning assets	2,068,969	2,034,097
Cash and due from banks	117,965	47,918
Bank premises and equipment, net	48,861	44,414
Accrued interest receivable	5,226	6,104
Deferred income tax asset	9,181	10,758
Other real estate	1,883	4,527
Bank owned life insurance	29,057	28,616
Other assets	17,335	16,812
Goodwill	4,805	4,805
Total assets	$2,303,282	$2,198,051
Liabilities and Stockholders’ Equity
Deposits	$2,028,974	$1,942,135
Securities sold under repurchase agreements	1,529	736
Accrued interest and other liabilities	12,965	10,560
Total liabilities	2,043,468	1,953,431
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,382,247 and 10,319,673 shares, respectively	20,764	20,639
Additional paid-in capital	63,064	60,541
Retained earnings	177,911	167,523
Net unrealized losses on available-for-sale securities, net of income taxes of $1,194 and $2,533, respectively	(1,925)	(4,083)
Total stockholders’ equity	259,814	244,620
Total liabilities and stockholders’ equity	$2,303,282	$2,198,051

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$20,924	$18,936	$40,869	$37,449
Interest and dividends on securities:
Taxable securities	1,351	1,445	2,634	2,856
Exempt from Federal income taxes	308	269	645	501
Interest on loans held for sale	67	85	133	159
Interest on Federal funds sold	63	111	104	188
Interest on balances held at depository institutions	123	—	178	—
Interest and dividends on restricted securities	35	31	66	61
Total interest income	22,871	20,877	44,629	41,214
Interest expense:
Interest on negotiable order of withdrawal accounts	311	352	630	728
Interest on money market and savings accounts	484	514	930	999
Interest on time deposits	1,298	1,238	2,548	2,487
Interest on federal funds purchased	—	2	8	2
Interest on securities sold under repurchase agreements	1	—	2	1
Total interest expense	2,094	2,106	4,118	4,217
Net interest income before provision for loan losses	20,777	18,771	40,511	36,997
Provision for loan losses	420	82	809	149
Net interest income after provision for loan losses	20,357	18,689	39,702	36,848
Non-interest income:
Service charges on deposit accounts	1,494	1,398	2,923	2,734
Other fees and commissions	3,530	2,657	6,171	5,067
Income on BOLI and annuity contracts	219	161	441	285
Gain on sale of loans	1,114	1,230	2,090	1,897
Gain on the sale of fixed assets	8	—	8	—
Gain on sale of other real estate	30	324	54	373
Gain on sale of securities	—	126	—	243
Total non-interest income	6,395	5,896	11,687	10,599
Non-interest expense:
Salaries and employee benefits	9,024	8,488	17,871	16,681
Occupancy expenses, net	934	856	1,785	1,694
Furniture and equipment expense	524	515	1,044	1,034
Data processing expense	735	688	1,381	1,361
Directors’ fees	151	162	313	338
Other operating expenses	3,996	3,713	7,207	7,079
Loss on the sale of securities	—	—	38	—
Loss on sale of other assets	2	1	2	1
Total non-interest expense	15,366	14,423	29,641	28,188
Earnings before income taxes	11,386	10,162	21,748	19,259
Income taxes	4,398	3,892	8,265	7,346
Net earnings	$6,988	$6,270	$13,483	$11,913
Weighted average number of common shares outstanding-basic	10,381,860	10,257,536	10,371,377	10,248,742
Weighted average number of common shares outstanding-diluted	10,387,076	10,262,316	10,376,408	10,253,596
Basic earnings per common share	$0.67	$0.61	$1.30	$1.16
Diluted earnings per common share	$0.67	$0.61	$1.30	$1.16
Dividends per share	$—	$—	$0.30	$0.26

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Net earnings	$6,988	$6,270	$13,483	$11,913
Other comprehensive earnings (loss), net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $1,381, $603, $1,324 and $1,706, respectively	2,224	971	2,135	2,751
Reclassification adjustment for net losses (gains) included in net earnings, net of taxes of $0, $48, $15 and $93, respectively	—	(78)	23	(150)
Other comprehensive earnings	2,224	893	2,158	2,601
Comprehensive earnings	$9,212	$7,163	$15,641	$14,514

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Interest received	$46,846	$42,510
Fees and commissions received	9,094	7,801
Proceeds from sale of loans held for sale	70,214	76,372
Origination of loans held for sale	(60,569)	(78,878)
Interest paid	(4,220)	(4,250)
Cash paid to suppliers and employees	(24,622)	(22,953)
Income taxes paid	(9,447)	(6,744)
Net cash provided by operating activities	27,296	13,858
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	2,737	1,972
Proceeds from maturities, calls, and principal payments of available-for-sale securities	18,176	53,650
Proceeds from the sale of available-for-sale securities	12,446	41,433
Purchase of held-to-maturity securities	—	(8,786)
Purchase of available-for-sale securities	(12,563)	(103,819)
Loans made to customers, net of repayments	(45,299)	(112,069)
Purchase of bank owned life insurance and annuity contracts	—	(1,916)
Purchase of premises and equipment	(5,863)	(1,554)
Proceeds from sale of other real estate	2,583	522
Proceeds from sale of other assets	1	15
Net cash used in investing activities	(27,782)	(130,552)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	70,427	96,930
Net increase (decrease) in time deposits	16,412	(3,022)
Net increase (decrease) in securities sold under repurchase agreements	793	(1,033)
Dividends paid	(3,096)	(2,678)
Proceeds from sale of common stock pursuant to dividend reinvestment	2,398	1,967
Proceeds from exercise of stock options	99	112
Net cash provided by financing activities	87,033	92,276
Net increase (decrease) in cash and cash equivalents	86,547	(24,418)
Cash and cash equivalents at beginning of period	47,918	109,253
Cash and cash equivalents at end of period	$134,465	$84,835

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2017 and 2016
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	13,483	11,913
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,763	2,607
Provision for loan losses	809	149
Gain on sale of other real estate	(54)	(373)
Losses (gains) on sale of securities	38	(243)
Stock-based compensation expense	152	20
Loss on the sale of other assets	2	1
Gain on the sale of bank premises and equipment	(8)	—
Decrease (increase) in loans held for sale	7,555	(4,403)
Decrease (increase) in deferred tax asset	238	(650)
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(965)	(1,747)
Decrease in interest receivable	878	81
Increase in other liabilities	3,927	5,284
Increase (decrease) in taxes payable	(1,420)	1,252
Decrease in interest payable	(102)	(33)
Total adjustments	13,813	1,945
Net cash provided by operating activities	$27,296	$13,858

Supplemental schedule of non-cash activities:
Unrealized gain in value of securities available-for-sale, net of taxes of $1,339 and $1,613 for the six months ended June 30, 2017 and 2016, respectively	$2,158	$2,601
Non-cash transfers from loans to other real estate	$80	$696
Non-cash transfers from other real estate to loans	$195	$1,050
Non-cash transfers from loans to other assets	$2	$16
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2016 and at June 30, 2017, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

In March 2016, FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting."  The amendments in this ASU simplify  several  aspects  of  the  accounting  for  share-based  payment award  transactions,  including:  (1) income  tax  consequences;  (2)  classification  of  awards  as  either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, like the Company, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We elected to adopt the provisions of ASU 2016-09 during the first quarter of 2016 in advance of the required application date of January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on our consolidated statements of earnings for the six months ended June 30, 2017 and 2016.

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

Other than those previously discussed, there were no other recently issued accounting pronouncements that may materially impact the Company.
Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at June 30, 2017 and December 31, 2016:

	(In Thousands)
	June 30, 2017	December 31, 2016
Mortgage loans on real estate
Residential 1-4 family	$410,312	$393,268
Multifamily	108,994	109,410
Commercial	663,102	689,695
Construction and land development	352,725	297,315
Farmland	42,136	46,314
Second mortgages	8,440	9,193
Equity lines of credit	57,988	56,038
Total mortgage loans on real estate	1,643,697	1,601,233
Commercial loans	49,257	40,301
Agricultural loans	1,442	1,562
Consumer installment loans
Personal	35,247	41,117
Credit cards	3,205	3,157
Total consumer installment loans	38,452	44,274
Other loans	9,690	9,055
Total loans before net deferred loan fees	1,742,538	1,696,425
Net deferred loan fees	(7,524)	(6,606)
Total loans	1,735,014	1,689,819
Less: Allowance for loan losses	(23,323)	(22,731)
Net loans	$1,711,691	$1,667,088

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

Transactions in the allowance for loan losses for the six months ended June 30, 2017 and year ended December 31, 2016 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2017
Allowance for loan losses:
Beginning balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Provision	618	306	(76)	(277)	(63)	(7)	9	41	258	809
Charge-offs	(112)	—	—	—	(3)	(11)	—	—	(468)	(594)
Recoveries	17	—	89	39	—	3	1	2	226	377
Ending balance	$5,094	1,145	9,554	5,149	592	97	685	429	578	23,323
Ending balance individually evaluated for impairment	$134	—	300	—	—	—	—	—	—	434
Ending balance collectively evaluated for impairment	$4,960	1,145	9,254	5,149	592	97	685	429	578	22,889
Loans:
Ending balance	$410,312	108,994	663,102	352,725	42,136	8,440	57,988	49,257	49,584	1,742,538
Ending balance individually evaluated for impairment	$735	—	4,043	1,438	—	—	—	—	—	6,216
Ending balance collectively evaluated for impairment	$409,577	108,994	659,059	351,287	42,136	8,440	57,988	49,257	49,584	1,736,322

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2016
Allowance for loan losses:
Beginning balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Provision	(400)	220	(399)	283	2	2	66	81	524	379
Charge-offs	(109)	—	(100)	(66)	—	—	—	(11)	(674)	(960)
Recoveries	56	—	54	34	2	4	15	15	232	412
Ending balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Ending balance individually evaluated for impairment	$196	—	120	—	—	—	—	—	—	316
Ending balance collectively evaluated for impairment	$4,375	839	9,421	5,387	658	112	675	386	562	22,415
Loans:
Ending balance	$393,268	109,410	689,695	297,315	46,314	9,193	56,038	40,301	54,891	1,696,425
Ending balance individually evaluated for impairment	$679	—	4,689	1,618	103	—	—	—	—	7,089
Ending balance collectively evaluated for impairment	$392,589	109,410	685,006	295,697	46,211	9,193	56,038	40,301	54,891	1,689,336

Impaired Loans
At June 30, 2017, the Company had certain impaired loans of $2.7 million which were on non-accruing interest status. At December 31, 2016, the Company had certain impaired loans of $3.0 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2017 and December 31, 2016.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2017
With no related allowance recorded:
Residential 1-4 family	$251	299	—	200	7
Multifamily	—	—	—	—	—
Commercial real estate	906	902	—	911	20
Construction	1,443	1,438	—	1,483	34
Farmland	—	—	—	51	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,600	2,639	—	2,645	61
With allowance recorded:
Residential 1-4 family	$487	661	134	513	16
Multifamily	—	—	—	—	—
Commercial real estate	3,141	3,141	300	3,141	9
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,628	3,802	434	3,654	25
Total
Residential 1-4 family	$738	960	134	713	23
Multifamily	—	—	—	—	—
Commercial real estate	4,047	4,043	300	4,052	29
Construction	1,443	1,438	—	1,483	34
Farmland	—	—	—	51	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,228	6,441	434	6,299	86

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Residential 1-4 family	$150	148	—	150	7
Multifamily	—	—	—	—	—
Commercial real estate	4,248	4,246	—	4,352	38
Construction	1,623	1,618	—	1,778	82
Farmland	104	103	—	79	5
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,125	6,115	—	6,359	132
With allowance recorded:
Residential 1-4 family	$540	531	196	540	32
Multifamily	—	—	—	—	—
Commercial real estate	443	443	120	111	5
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$983	974	316	651	37
Total:
Residential 1-4 family	$690	679	196	690	39
Multifamily	—	—	—	—	—
Commercial real estate	4,691	4,689	120	4,463	43
Construction	1,623	1,618	—	1,778	82
Farmland	104	103	—	79	5
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,108	7,089	316	7,010	169
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

The following table summarizes the carrying balances of TDRs at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(In thousands)
Performing TDRs	$3,485	$3,277
Nonperforming TDRs	1,026	1,319
Total TDRS	$4,511	$4,596

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2017 and the year ended December 31, 2016 (in thousands, except for number of contracts):

	June 30, 2017			December 31, 2016
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	4	$311	$311	4	$130	$130
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	2	1,364	1,244
Construction	—	—	—	—	—	—
Farmland	1	86	86	1	103	103
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	1	3	3	2	17	17
Total	6	$400	$400	9	$1,614	$1,494

As of June 30, 2017 and December 31, 2016, the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of June 30, 2017 and December 31, 2016, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $308,000 and $389,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $16.2 million at June 30, 2017 and December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

•
Doubtful loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Bank considers all doubtful loans to be impaired and places such loans on nonaccrual status.

The following table is a summary of the Bank’s loan portfolio by risk rating at June 30, 2017 and December 31, 2016:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
June 30, 2017
Credit Risk Profile by Internally Assigned Rating
Pass	$401,120	108,994	658,135	352,426	41,299	7,994	57,772	49,254	49,366	1,726,360
Special Mention	5,886	—	839	86	151	295	64	3	101	7,425
Substandard	3,306	—	4,128	213	686	151	152	—	117	8,753
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$410,312	108,994	663,102	352,725	42,136	8,440	57,988	49,257	49,584	1,742,538
December 31, 2016
Credit Risk Profile by Internally Assigned Rating
Pass	$384,383	109,410	684,202	297,089	45,470	8,775	55,883	40,301	54,754	1,680,267
Special Mention	5,616	—	668	121	147	303	—	—	26	6,881
Substandard	3,269	—	4,825	105	697	115	155	—	111	9,277
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$393,268	109,410	689,695	297,315	46,314	9,193	56,038	40,301	54,891	1,696,425

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$64,147	$11	$1,476	$62,682
Mortgage-backed:
GSE residential	159,569	738	1,418	158,889
Asset-backed:
SBAP	30,345	28	421	29,952
Obligations of states and political subdivisions	45,839	185	766	45,258
	$299,900	$962	$4,081	$296,781

	June 30, 2017
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$11,073	$51	$121	$11,003
Obligations of states and political subdivisions	22,679	161	249	22,591
	$33,752	$212	$370	$33,594

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.

	December 31, 2016
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$61,879	$—	$2,391	$59,488
Mortgage-backed:
GSE residential	166,316	496	2,447	164,365
Asset-backed:
SBAP	37,577	9	729	36,857
Obligations of states and political subdivisions	53,429	52	1,606	51,875
	$319,201	$557	$7,173	$312,585

	December 31, 2016
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$11,856	$48	$230	$11,674
Obligations of states and political subdivisions	24,768	142	439	24,471
	$36,624	$190	$669	$36,145

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$3,305	$3,311	$100	$100
Due after one year through five years	7,558	7,632	25,152	24,969
Due after five years through ten years	9,871	9,741	120,594	119,192
Due after ten years	13,018	12,910	154,054	152,520
	$33,752	$33,594	$299,900	$296,781
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2017	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$5,367	$30	5	$3,154	$91	2	$8,521	$121
Obligations of states and political subdivisions	10,186	249	25	—	—	—	10,186	249
	$15,553	$279	30	$3,154	$91	2	$18,707	$370
Available-for-Sale Securities:
GSEs	$58,822	$1,426	23	$2,700	$50	1	$61,522	$1,476
Mortgage-backed:
GSE residential	93,394	1,282	52	7,484	136	9	100,878	1,418
Asset-backed: SBAP	24,249	421	13	—	—	—	24,249	421
Obligations of states and political subdivisions	26,266	720	69	2,142	46	3	28,408	766
	$202,731	$3,849	157	$12,326	$232	13	$215,057	$4,081

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2016	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$8,177	$151	7	$1,704	$79	1	$9,881	$230
Obligations of states and political subdivisions	16,081	439	41	—	—	—	16,081	439
	$24,258	$590	48	$1,704	$79	1	$25,962	$669
Available-for-Sale Securities:
GSEs	$59,488	$2,391	23	$—	$—	—	$59,488	$2,391
Mortgage-backed:
GSE residential	124,011	2,350	64	6,918	97	9	130,929	2,447
Asset-backed: SBAP	33,579	729	17	—	—	—	33,579	729
Obligations of states and political subdivisions	42,801	1,606	116	—	—	—	42,801	1,606
	$259,879	$7,076	220	$6,918	$97	9	$266,797	$7,173
Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation*:
Numerator – Earnings available to common stockholders	$6,988	$6,270	$13,483	$11,913
Denominator – Weighted average number of common shares outstanding	10,381,860	10,257,536	10,371,377	10,248,742
Basic earnings per common share	$0.67	$0.61	$1.30	$1.16
Diluted EPS Computation*:
Numerator – Earnings available to common stockholders	$6,988	$6,270	$13,483	$11,913
Denominator – Weighted average number of common shares outstanding	10,381,860	10,257,536	10,371,377	10,248,742
Dilutive effect of stock options	5,216	4,780	5,031	4,854
Weighted average diluted common shares outstanding	10,387,076	10,262,316	10,376,408	10,253,596
Diluted earnings per common share	$0.67	$0.61	$1.30	$1.16

* Adjusted for 4 for 3 stock split effective on March 30, 2016.
Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2017, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2017.
As of June 30, 2017, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated sooner due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from the Bank under certain prescribed circumstances. Subsequently, the Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.
The Bank follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2017 is as follows:

Commitments to extend credit	$598,519,000
Standby letters of credit	$60,048,000

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2017 will not have a material impact on the Company’s financial statements.
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
The following tables present the financial instruments carried at fair value as of June 30, 2017 and December 31, 2016, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2017
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$62,682	—	62,682	—
Mortgage-backed securities	158,889	—	158,889	—
Asset-backed securities	29,952	—	29,952	—
State and municipal securities	45,258	—	45,258	—
Total investment securities available-for-sale	296,781	—	296,781	—
Loans held for sale	7,233	—	7,233	—
Other assets	29,057	—	—	29,057
Total assets at fair value	$333,071	—	304,014	29,057
December 31, 2016
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$59,488	—	59,488	—
Mortgage-backed securities	164,365	—	164,365	—
Asset-backed securities	36,857	—	36,857	—
State and municipal securities	51,875	—	51,875	—
Total investment securities available-for-sale	312,585	—	312,585	—
Loans held for sale	14,788	—	14,788	—
Other assets	28,616	—	—	28,616
Total assets at fair value	$355,989	—	327,373	28,616

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2017
Other real estate owned	$1,883	—	—	1,883
Impaired loans, net (¹)	5,794	—	—	5,794
Total	$7,677	—	—	7,677
December 31, 2016
Other real estate owned	$4,527	—	—	4,527
Impaired loans, net (¹)	6,792	—	—	6,792
Total	$11,319	—	—	11,319

(1)	Amount is net of a valuation allowance of $434,000 at June 30, 2017 and $316,000 at December 31, 2016 as required by ASC 310, “Receivables.”
In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2017, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2017 and 2016 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2017		2016
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$28,616	—	$26,672	—
Total realized gains included in income	441	—	285	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	1,916	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$29,057	—	$28,873	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$441	—	$285	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Financial assets:
Securities held-to-maturity	$33,752	33,594	—	33,594	—
Loans, net	1,711,691	1,703,954	—	—	1,703,954
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,030,503	1,824,334	—	—	1,824,334
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2016
Financial assets:
Securities held-to-maturity	$36,624	36,145	—	36,145	—
Loans, net	1,667,088	1,673,568	—	—	1,673,568
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,942,871	1,631,032	—	—	1,631,032
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Stock Option Plan, Equity Incentive Plan & Charter Amendment

In April 1999, the shareholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”). The Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiary. Furthermore, prior to the expiration of the 1999 Stock Option Plan, the Company and its subsidiary could reserve additional shares for issuance under the 1999 Stock Option Plan as needed in order that the aggregate number of shares that could have been issued during the term of the 1999 Stock Option Plan was equal to five percent (5%) of the shares of common stock then issued and outstanding.

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 100,000 shares. As of June 30, 2017, the Company has available to grant 49,400 options to employees pursuant to the 2009 Stock Option Plan.

Under the 2009 Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are generally exercisable for up to 10 years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company's shareholders on April 12, 2016.  The Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the "2016 Equity Incentive Plan") to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interests of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders.  Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards.  As of June 30, 2017, the Company has 499,170 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of June 30, 2017, the Company had granted 122,790 non-qualified stock options with a weighed average price of $40.64 and 128,040 cash-settled stock appreciation rights each with a weighted average price of $40.53.

The following tables summarize information about stock options and cash-settled SARs for the six months ended June 30, 2017:

	June 30, 2017
	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of year	183,847	$38.08
Granted	110,833	40.85
Exercised	3,736	28.29
Forfeited or expired	322	24.13
Outstanding at end of year	290,622	$39.28
Options and SARs exercisable at June 30, 2017	15,265	$29.67

	Shares	Weighted Average Grant Date Fair Value
Non-vested options and SARs at January 1, 2017	170,294	$10.63
Granted	110,833	11.94
Vested	(5,448)	6.18
Forfeited or expired	(322)	1.61
Non-vested options and SARs at June 30, 2017	275,357	$11.77

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
Results of Operations
Net earnings increased 13.18% to $13,483,000 for the six months ended June 30, 2017 from $11,913,000 in the first six months of 2016. Net earnings were $6,988,000 for the quarter ended June 30, 2017, an increase of $718,000 or 11.45% from $6,270,000 for the three months ended June 30, 2016 and an increase of $493,000 or 7.59% over the quarter ended March 31, 2017. The increase in net earnings during the three and six months ended June 30, 2017 as compared to the prior year comparable periods was primarily due to an increase in net interest income, reflecting an increase in loan balances between the relevant periods, and lower funding costs, and an increase in non-interest income, partially offset by an increase in non-interest expense reflecting increases in all categories of non-interest expense resulting from the Company's continued growth.

The average balances, interest, and average rates of our assets and liabilities for the six-month periods ended June 30, 2017 and June 30, 2016 are presented in the following table (dollars in thousands):

	June 30, 2017			June 30, 2016
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,720,321	4.75%	$40,869	$1,527,696	4.90%	$37,449
Investment securities—taxable	273,912	1.92	2,634	301,642	1.89	2,856
Investment securities—tax exempt	65,680	1.96	645	50,197	2.00	501
Taxable equivalent adjustment	—	1.01	332	—	1.03	258
Total tax-exempt investment securities	65,680	2.98	977	50,197	3.02	759
Total investment securities	339,592	2.13	3,611	351,839	2.05	3,615
Loans held for sale	7,209	3.69	133	10,479	3.03	159
Federal funds sold	57,553	0.36	104	93,285	0.40	188
Accounts with depository institutions	20,318	1.75	178	—	—	—
Restricted equity securities	3,012	4.38	66	3,012	4.05	61
Total earning assets	2,148,005	4.19	44,961	1,986,311	4.18	41,472
Cash and due from banks	10,287			10,287
Allowance for loan losses	(22,860)			(22,857)
Bank premises and equipment	46,525			42,069
Other assets	68,610			55,039
Total assets	$2,250,567			$2,070,849

Deposits:
Negotiable order of withdrawal accounts	$472,993	0.27%	$630	$445,181	0.33%	$728
Money market demand accounts	632,134	0.22	692	558,678	0.28	778
Individual retirement accounts	81,930	0.83	339	85,319	0.85	363
Other savings deposits	130,216	0.37	238	113,208	0.39	221
Certificates of deposit $250,000 and over	78,656	1.02	402	76,416	1.01	385
Certificates of deposit under $250,00	363,341	0.99	1,807	352,431	0.99	1,739
Total interest-bearing deposits	1,759,270	0.47	4,108	1,631,233	0.52	4,214
Securities sold under repurchase agreements	1,254	0.32	2	1,165	0.17	1
Federal funds purchased	2,388	0.67	8	333	1.20	2
Total interest-bearing liabilities	1,762,912	0.47	4,118	1,632,731	0.52	4,217
Non-interest bearing deposits	225,636			198,082
Other liabilities	8,604			11,303
Stockholders’ equity	253,415			228,733
Total liabilities and stockholders’ equity	$2,250,567			$2,070,849
Net interest income, on a tax equivalent basis			$40,843			$37,255
Net yield on earning assets (2)		3.80%			3.75%
Net interest spread (3)		3.72%			3.66%
(1) Loan fees of $3.8 million and $3.3 million are included in interest income in 2017 and 2016, respectively.
(2) Net interest income divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the six months ended June 30, 2017 and 2016 was 3.80% and 3.75%, respectively. The net interest spread was 3.72% and 3.66%, for the six months ended June 30, 2017 and the six months ended June 30, 2016, respectively. The yield on loans decreased during the first six months of 2017 when compared to the comparable period in 2016 primarily as a result of increased competition for loans in all market areas.

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $3,415,000, or 8.29%, during the six months ended June 30, 2017 as compared to the same period in 2016. The increase in total interest income was $1,994,000, or 9.55%, for the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016. Interest income in the second quarter of 2017 increased $1,113,000, or 5.12% , over the first three months of 2017. The increase in the three and six months ended June 30, 2017 when compared to the three and six months ended June 30, 2016 was primarily attributable to an overall increase in loans and the resulting increase in the interest and fees earned on loans. The ratio of average earning assets to total average assets was 94.5% for the six months ended June 30, 2017 and 95.9% for the six months ended June 30, 2016.
Interest expense decreased $99,000, or 2.35%, for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease was $12,000, or 0.57%, for the three months ended June 30, 2017 as compared to the same period in 2016. Interest expense increased $70,000, or 3.46%, for the quarter ended June 30, 2017 over the first three months of 2017. The decrease for the three and six months ended June 30, 2017 as compared to the prior year’s comparable periods was primarily due to a decrease in the rates paid on transaction and savings accounts reflecting the current low interest rate environment and a shift to transaction and money market accounts, partially offset by an increase in certificate of deposit balances.
Provision for Loan Losses
The allowance for loan losses totaled $23,323,000 as of June 30, 2017 compared to $22,731,000 as of December 31, 2016 and $22,797,000 as of June 30, 2016. An analytical model based on historical loss experience, current trends and economic conditions as well as reasonably foreseeable events is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first six months of 2017 totaled approximately $217,000 compared to approximately $252,000 in net charge-offs during the first six months of 2016. The volume of net loans charged off for the second quarter of 2017 totaled approximately $84,000 compared to approximately $184,000 in net charge-offs during the second quarter of 2016. Overall, net charge-offs were down for the three and six month periods ended June 30, 2017 when compared to the comparable periods in 2016 primarily due to an overall improvement in the quality of the Bank's loan portfolio and underwriting standards. Based on management's quarterly assessment of qualitative factors, the provision for loan losses during the six months ended June 30, 2017 was $809,000, up $660,000 from the $149,000 incurred in the first six months of 2016. Provision expense for the three months ended June 30, 2017 was $420,000, up $338,000 from the $82,000 incurred in the second quarter of 2016 and up $31,000 from the $389,000 incurred in the first quarter of 2017.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers' ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The allowance for loan losses was $23,323,000 at June 30, 2017, an increase of 2.60% from $22,731,000 at December 31, 2016. Due to growth in the loan portfolio since June 30, 2016, the allowance for loan losses increased $526,000, or 2.31%, from June 30, 2016 but decreased as a percentage of total loans between the two periods. The allowance for loan losses was 1.34%, 1.35%, and 1.44% of total loans at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

Management believes the allowance for loan losses at June 30, 2017 to be adequate, but if future economic conditions are materially different from management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, and gain on sale of loans, gain on sale of other real estate and gain on sale of securities. Total non-interest income for the six months ended June 30, 2017 increased 10.27% to $11,687,000 from $10,599,000 for the same period in 2016. Total non-interest income increased $499,000, or 8.46%, during the quarter ended June 30, 2017 compared to the second quarter of 2016 and there was an increase of $1,103,000, or 20.84%, over the first three months of 2017. The Company’s non-interest income in the three and six month periods ended June 30, 2017 increased from the comparable periods in 2016 mainly due to an increase in service charges on deposit accounts, an increase in other fees and commissions, and for the six months ended June 30, 2017, gains on the sale of loans, partially offset by a decrease in gain on the sale of securities and a decrease in the gain on the sale of other real estate. Service charges on deposit accounts increased $189,000, or 6.91%, to $2,923,000 during the six months ended June 30, 2017 compared to the same period in 2016, and $96,000, or 6.87%, to $1,494,000 during the three months ended June 30, 2017 compared to the same period in 2016, primarily resulting from an increase in the number of consumer checking accounts. Gain on sale of securities decreased $243,000, or 100% for the six months ended June 30, 2017 compared to the same period in 2016 and $126,000, or 100% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.
Non-Interest Expenses
Non-interest expenses consist primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, and other operating expenses. Total non-interest expenses increased $1,453,000, or 5.15%, during the first six months of 2017 compared to the same period in 2016. The increase for the quarter ended June 30, 2017 was $943,000, or 6.54%, as compared to the same quarter in 2016. The Company experienced an increase of $1,091,000, or 7.64%, in non-interest expenses in the second quarter of 2017 as compared to the first three months of 2017. The increase in non-interest expenses for the three and six months ended June 30, 2017 when compared to the comparable periods in 2016 is primarily attributable to an increase in salaries and employee benefits, occupancy expense, and an increase in other operating expenses. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growth in operations and new branch expansion in January 2017. The increase in occupancy expense is primarily attributable to the opening of this new branch and the initial lease payments for a new branch opening in Davidson County in the third quarter of 2017. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations grow, including expenses associated with the opening of our proposed new branch in Davidson County later this year. The increase in other operating expenses for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in telephone expense from the addition of two new branches and a new phone system.
Income Taxes
The Company’s income tax expense was $8,265,000 for the six months ended June 30, 2017, an increase of $919,000 over the comparable period in 2016. Income tax expense was $4,398,000 for the quarter ended June 30, 2017, an increase of $506,000 over the same period in 2016. The percentage of income tax expense to net income before taxes was 38.00% and 38.14% for the six months ended June 30, 2017 and June 30, 2016, respectively, and 38.63% and 38.30% for the quarters ended June 30, 2017 and 2016. The percentage of income tax expense to net income before taxes was 37.32% for the first three months of 2017. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 4.79% to $2,303,282,000 during the six months ended June 30, 2017 from $2,198,051,000 at December 31, 2016. Total assets increased $10,656,000, or 1.00% during the three-month period ended June 30, 2017 and increased $94,575,000, or 4.30%, during the three-month period ended March 31, 2017. Loans, net of allowance for loan losses, totaled $1,711,691,000 at June 30, 2017, a 2.68% increase compared to $1,667,088,000 at December 31, 2016. Net loans decreased $3,269,000, or 0.19%, during the three months ended June 30, 2017. The decrease in net loans resulted primarily as a result of one large loan relationship being paid off as well as increased competition for loans in all market areas.We operate in a market area that is experiencing economic growth, particularly growth in new jobs due to the opening of several new distribution centers which caused our construction and residential 1-4 family portfolios to increase as of June 30, 2017, when compared to December 31, 2016. Because of increases in our construction portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages are now monitored and administered by a Credit Administration Department independent of the lending function. The Bank continues to seek to diversify its real estate portfolio to avoid having concentrations in any one type of loan.
Securities decreased $18,676,000, or 5.35%, to $330,533,000 at June 30, 2017 from $349,209,000 at December 31, 2016 as a result of management's decision to reinvest cash flow from securities' principal payments into higher yielding assets. Securities decreased $7,336,000, or 2.17%, during the three months ended June 30, 2017. Reflecting an increase in deposits that outpaced loan growth, federal funds sold increased to $16,500,000 at June 30, 2017 from $0 at December 31, 2016.
Total liabilities increased by 4.61% to $2,043,468,000 at June 30, 2017 compared to $1,953,431,000 at December 31, 2016. For the quarter ended June 30, 2017, total liabilities increased $1,364,000, or 0.07%. The increase in total liabilities since December 31, 2016 was composed of a $86,839,000, or 4.47%, increase in total deposits and a $2,405,000, or 22.77%, increase in accrued interest and other liabilities, and a $793,000, or 107.74%, increase in securities sold under repurchase agreements. The increase in total deposits was primarily attributable to branch expansion that resulted in the opening of new accounts. The increase in accrued interest and other liabilities was primarily attributable to an increase in employee bonus payable.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2017 and December 31, 2016.
Loans on Nonaccrual Status

	In Thousands
	June 30, 2017	December 31, 2016
Residential 1-4 family	$—	$—
Multifamily	—	—
Commercial real estate	2,706	3,255
Construction	—	—
Farmland	310	310
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	25	—
Total	$3,041	$3,565

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2017
Residential 1-4 family	$1,761	889	580	3,230	407,082	410,312	$580
Multifamily	—	—	—	—	108,994	108,994	—
Commercial real estate	103	—	2,822	2,925	660,177	663,102	116
Construction	72	38	—	110	352,615	352,725	—
Farmland	19	—	330	349	41,787	42,136	20
Second mortgages	155	3	—	158	8,282	8,440	—
Equity lines of credit	67	132	—	199	57,789	57,988	—
Commercial	24	—	1	25	49,232	49,257	1
Agricultural, installment and other	358	265	88	711	48,873	49,584	63
Total	$2,559	1,327	3,821	7,707	1,734,831	1,742,538	$780
December 31, 2016
Residential 1-4 family	$3,311	1,307	1,434	6,052	370,820	376,872	$1,434
Multifamily	—	—	—	—	79,908	79,908	—
Commercial real estate	41	175	3,335	3,551	701,256	704,807	80
Construction	1,872	53	22	1,947	337,633	339,580	22
Farmland	56	1,163	410	1,629	35,890	37,519	100
Second mortgages	177	—	11	188	8,978	9,166	11
Equity lines of credit	40	148	17	205	55,800	56,005	17
Commercial	37	4	—	41	37,636	37,677	—
Agricultural, installment and other	385	85	143	613	54,278	54,891	143
Total	$5,919	2,935	5,372	14,226	1,682,199	1,696,425	$1,807

Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. Management has assessed the loans that are 90 days past due and determined that all are well-collateralized and in the process of collection, thus accrual of interest is appropriate.

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2017 totaled $3,821,000, a decrease from $5,372,000 at December 31, 2016. The decrease in non-performing loans during the six months ended June 30, 2017 of $1,551,000 is due primarily to a decrease in non-performing residential 1-4 family, commercial real estate, construction, farmland, second mortgages, equity lines of credit, and agriculture, installment and other loans. The decrease in these areas is due to the pay-down of two large non-performing loans and several loan relationships that were upgraded due to current history of payment and financial performance that were determined to be performing. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

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

The decrease in impaired loans during the six months ended June 30, 2017 as compared to the same period in 2016 was due to the pay-down of two large impaired loan relationships and one large loan relationship that was upgraded due to a current history of payment and financial performance that was determined to no longer be impaired. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market over the last two to three years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the six months ended June 30, 2017 were $217,000 as compared to $252,000 in net charge-offs for the same period in 2016. Overall, the Bank has continued to experience a stabilization in past dues and nonaccruals and is experiencing fewer foreclosures than it experienced in the recession.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $27.3 million. At June 30, 2017, the internally classified loans had increased $20,000, or 0.12%, to $16,178,000 from $16,158,000 at December 31, 2016. Classified loan balances have remained relatively consistent due to current favorable economic conditions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at June 30, 2017 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $10,990,000 and $10,528,000 at June 30, 2017 and December 31, 2016, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at June 30, 2017 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At June 30, 2017, the Company’s liquid assets totaled $207.0 million. Additionally, as of June 30, 2017, the Company had available approximately $83.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At June 30, 2017, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2017, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP	-100 BP(1)	+100 BP	+200 BP
Net interest income	(7.51)%	(4.22)%	(2.19)%	(4.81)%
EVE	(18.93)%	(7.42)%	(0.71)%	(2.43)%

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At June 30, 2017, securities totaling approximately $32.9 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2017, loans totaling approximately $371.5 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, at June 30, 2017, certificates of deposit of $250,000 or greater totaling approximately $53.8 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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
Off Balance Sheet Arrangements
At June 30, 2017, we had unfunded loan commitments outstanding of $598.5 million and outstanding standby letters of credit of $60.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At June 30, 2017, total stockholders’ equity was $259,814,000, or 11.28% of total assets, which compares with $244,620,000, or 11.13% of total assets, at December 31, 2016. The dollar increase in stockholders’ equity during the six months ended June 30, 2017 results from the Company’s net income of $13,483,000, proceeds from the issuance of common stock related to exercise of stock options of $99,000, the net effect of a $3,497,000 unrealized gain on investment securities net of applicable income taxes of $1,339,000, cash dividends declared of $3,096,000 of which $2,398,000 was reinvested under the Company’s dividend reinvestment plan and $152,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of June 30, 2017 and December 31, 2016, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not be subject to a written agreement, order or directive to maintain a higher capital level.
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

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2017
Total capital to risk weighted assets:
Consolidated	$280,583	13.7%	$189,445	9.25%	$204,805	10.0%
Wilson Bank	279,520	13.7	188,727	9.25	204,029	10.0
Tier 1 capital to risk weighted assets:
Consolidated	256,933	12.6	147,838	7.25	122,349	6.0
Wilson Bank	255,870	12.5	148,405	7.25	163,757	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	256,933	12.6	117,251	5.75	N/A	N/A
Wilson Bank	255,870	12.5	117,700	5.75	133,052	6.5
Tier 1 capital to average assets:
Consolidated	256,933	11.4	90,152	4.0	N/A	N/A
Wilson Bank	255,870	11.3	90,573	4.0	113,217	5.0

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2016
Total capital to risk weighted assets:
Consolidated	$266,954	12.7%	$181,298	8.625%	$210,200	10.0%
Wilson Bank	265,142	12.6	181,496	8.625	210,430	10.0
Tier 1 capital to risk weighted assets:
Consolidated	243,897	11.6	139,295	6.625	126,154	6.0
Wilson Bank	242,085	11.5	139,462	6.625	168,407	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	243,897	11.6	107,756	5.125	N/A	N/A
Wilson Bank	242,085	11.5	107,886	5.125	136,831	6.5
Tier 1 capital to average assets:
Consolidated	243,897	11.2	87,106	4.0	N/A	N/A
Wilson Bank	242,085	11.1	87,238	4.0	109,047	5.0

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
There have been no material changes in reported market risks during the six months ended June 30, 2017.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 9, 2017	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 9, 2017	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer