Form 10-Q
period 2017-09-30
WILSON BANK HOLDING CO
filed 2017-11-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Common stock outstanding: 10,449,719 shares at November 9, 2017

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016

	(Unaudited)	(Audited)
	September 30, 2017	December 31, 2016
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,750,294	$1,689,819
Less: Allowance for loan losses	(23,688)	(22,731)
Net loans	1,726,606	1,667,088
Securities:
Held to maturity, at cost (market value $32,719 and $36,145, respectively)	32,822	36,624
Available-for-sale, at market (amortized cost $316,570 and $319,201, respectively)	313,357	312,585
Total securities	346,179	349,209
Loans held for sale	11,115	14,788
Restricted equity securities	3,012	3,012
Federal funds sold	9,000	—
Total earning assets	2,095,912	2,034,097
Cash and due from banks	88,941	47,918
Bank premises and equipment, net	51,102	44,414
Accrued interest receivable	5,603	6,104
Deferred income tax asset	10,306	10,758
Other real estate	1,849	4,527
Bank owned life insurance	29,272	28,616
Other assets	16,855	16,812
Goodwill	4,805	4,805
Total assets	$2,304,645	$2,198,051
Liabilities and Stockholders’ Equity
Deposits	$2,021,315	$1,942,135
Securities sold under repurchase agreements	1,354	736
Accrued interest and other liabilities	16,391	10,560
Total liabilities	2,039,060	1,953,431
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,449,719 and 10,319,673 shares, respectively	20,899	20,639
Additional paid-in capital	65,926	60,541
Retained earnings	180,743	167,523
Net unrealized losses on available-for-sale securities, net of income taxes of $1,230 and $2,533, respectively	(1,983)	(4,083)
Total stockholders’ equity	265,585	244,620
Total liabilities and stockholders’ equity	$2,304,645	$2,198,051

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$20,944	$19,347	$61,813	$56,796
Interest and dividends on securities:
Taxable securities	1,316	1,524	3,950	4,380
Exempt from Federal income taxes	280	329	925	830
Interest on loans held for sale	77	136	210	295
Interest on Federal funds sold	82	87	186	275
Interest on balances held at depository institutions	182	—	360	—
Interest and dividends on restricted securities	23	31	89	92
Total interest income	22,904	21,454	67,533	62,668
Interest expense:
Interest on negotiable order of withdrawal accounts	338	348	968	1,076
Interest on money market and savings accounts	630	477	1,560	1,476
Interest on time deposits	1,361	1,251	3,909	3,738
Interest on federal funds purchased	—	—	8	2
Interest on securities sold under repurchase agreements	3	1	5	2
Total interest expense	2,332	2,077	6,450	6,294
Net interest income before provision for loan losses	20,572	19,377	61,083	56,374
Provision for loan losses	436	141	1,245	290
Net interest income after provision for loan losses	20,136	19,236	59,838	56,084
Non-interest income:
Service charges on deposit accounts	1,607	1,513	4,530	4,247
Other fees and commissions	2,760	2,665	8,931	7,732
Income on BOLI and annuity contracts	215	345	656	630
Gain on sale of loans	1,124	1,244	3,214	3,141
Gain (loss) on the sale of fixed assets	—	(26)	8	(26)
Gain (loss) on sale of other real estate	(14)	—	40	373
Gain (loss) on sale of securities	(23)	377	(61)	620
Total non-interest income	5,669	6,118	17,318	16,717
Non-interest expense:
Salaries and employee benefits	9,442	8,528	27,313	25,230
Occupancy expenses, net	997	999	2,782	2,693
Furniture and equipment expense	528	492	1,572	1,526
Data processing expense	713	581	2,094	1,942
Directors’ fees	163	158	476	496
Other operating expenses	3,524	3,501	10,731	10,559
Loss on sale of other assets	—	—	2	1
Total non-interest expense	15,367	14,259	44,970	42,447
Earnings before income taxes	10,438	11,095	32,186	30,354
Income taxes	3,969	4,177	12,234	11,523
Net earnings	$6,469	$6,918	$19,952	$18,831
Weighted average number of common shares outstanding-basic	10,435,032	10,300,323	10,392,828	10,266,061
Weighted average number of common shares outstanding-diluted	10,440,277	10,305,312	10,397,826	10,271,018
Basic earnings per common share	$0.62	$0.67	$1.92	$1.83
Diluted earnings per common share	$0.62	$0.67	$1.92	$1.83
Dividends per share	$0.35	$0.30	$0.65	$0.65
See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Net earnings	$6,469	$6,918	$19,952	$18,831
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $44, $2, $1,280 and $1,708, respectively	(73)	4	2,062	2,755
Reclassification adjustment for net losses (gains) included in net earnings, net of taxes of $8, $144, $23 and $236, respectively	15	(233)	38	(383)
Other comprehensive earnings (loss)	(58)	(229)	2,100	2,372
Comprehensive earnings	$6,411	$6,689	$22,052	$21,203

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Interest received	$70,032	$64,223
Fees and commissions received	13,461	11,979
Proceeds from sale of loans held for sale	109,054	121,254
Origination of loans held for sale	(102,167)	(118,997)
Interest paid	(6,423)	(6,466)
Cash paid to suppliers and employees	(36,172)	(33,811)
Income taxes paid	(13,712)	(11,283)
Net cash provided by operating activities	34,073	26,899
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	3,578	2,678
Proceeds from maturities, calls, and principal payments of available-for-sale securities	29,556	85,932
Proceeds from the sale of available-for-sale securities	25,207	69,440
Purchase of held-to-maturity securities	—	(11,479)
Purchase of available-for-sale securities	(53,967)	(181,285)
Loans made to customers, net of repayments	(60,743)	(158,726)
Purchase of bank owned life insurance and annuity contracts	—	(11,916)
Purchase of premises and equipment	(8,836)	(2,484)
Proceeds from sale of premises and equipment	8	—
Proceeds from sale of other real estate	2,696	542
Proceeds from sale of other assets	1	15
Net cash used in investing activities	(62,500)	(207,283)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	71,280	128,316
Net increase (decrease) in time deposits	7,900	(8,878)
Net increase (decrease) in securities sold under repurchase agreements	618	(936)
Dividends paid	(6,730)	(5,756)
Proceeds from sale of common stock pursuant to dividend reinvestment	5,266	4,316
Proceeds from exercise of stock options	116	112
Net cash provided by financing activities	78,450	117,174
Net increase (decrease) in cash and cash equivalents	50,023	(63,210)
Cash and cash equivalents at beginning of period	47,918	109,253
Cash and cash equivalents at end of period	$97,941	$46,043

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2017 and 2016
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	19,952	18,831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	4,146	3,977
Provision for loan losses	1,245	290
Gain on sale of other real estate	(40)	(373)
Losses (gains) on sale of securities	61	(620)
Stock-based compensation expense	261	29
Loss on the sale of other assets	2	1
Loss (gain) on the sale of bank premises and equipment	(8)	26
Decrease (increase) in loans held for sale	3,673	(884)
Increase in deferred tax asset	(851)	(1,987)
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(700)	(2,338)
Decrease (increase) in interest receivable	501	(356)
Increase in other liabilities	6,431	8,248
Increase (decrease) in taxes payable	(627)	2,227
Increase (decrease) in interest payable	27	(172)
Total adjustments	14,121	8,068
Net cash provided by operating activities	$34,073	$26,899

Supplemental schedule of non-cash activities:
Unrealized gain in value of securities available-for-sale, net of taxes of $1,303 and $1,472 for the nine months ended September 30, 2017 and 2016, respectively	$2,100	$2,372
Non-cash transfers from loans to other real estate	$173	$696
Non-cash transfers from other real estate to loans	$195	$1,050
Non-cash transfers from loans to other assets	$2	$16
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
These consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and accounts are eliminated in consolidation.
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2016 and at September 30, 2017, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for us on January 1, 2017; however, the FASB recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date" which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within investment management fees, insurance commissions and fees and other categories of non-interest income; however, we do not expect these changes to have a significant impact on our financial statements. We expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In March 2017, FASB issued ASU 2017-08, “Receivables -  Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 provides guidance on the amortization period for certain purchased callable debt securities held at a premium.  This update shortens the amortization period for the premium to the earliest call date.  Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument related to certain cash flow issues. ASU 2017-08 will be effective for us on January 1, 2019.  We are currently evaluating the potential impact of ASU 2017-08 on our financial statements.

Other than those previously discussed, there were no other recently issued accounting pronouncements that may materially impact the Company.

Subsequent Events  - Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Wilson Bank Holding Company evaluated all events or transactions that occurred after September 30, 2017 through the date of the issued financial statements.

Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at September 30, 2017 and December 31, 2016:

	(In Thousands)
	September 30, 2017	December 31, 2016
Mortgage loans on real estate
Residential 1-4 family	$409,545	$393,268
Multifamily	111,816	109,410
Commercial	670,865	689,695
Construction and land development	363,149	297,315
Farmland	33,258	46,314
Second mortgages	9,661	9,193
Equity lines of credit	60,373	56,038
Total mortgage loans on real estate	1,658,667	1,601,233
Commercial loans	45,295	40,301
Agricultural loans	1,605	1,562
Consumer installment loans
Personal	38,557	41,117
Credit cards	3,059	3,157
Total consumer installment loans	41,616	44,274
Other loans	10,666	9,055
Total loans before net deferred loan fees	1,757,849	1,696,425
Net deferred loan fees	(7,555)	(6,606)
Total loans	1,750,294	1,689,819
Less: Allowance for loan losses	(23,688)	(22,731)
Net loans	$1,726,606	$1,667,088

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

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter. The level of the allowance is based upon evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, current and anticipated economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.

Transactions in the allowance for loan losses for the nine months ended September 30, 2017 and year ended December 31, 2016 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2017
Allowance for loan losses:
Beginning balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Provision	813	335	(465)	255	(203)	3	34	(13)	486	1,245
Charge-offs	(118)	—	—	—	(3)	(11)	—	—	(728)	(860)
Recoveries	22	—	140	101	—	3	3	3	300	572
Ending balance	$5,288	1,174	9,216	5,743	452	107	712	376	620	23,688
Ending balance individually evaluated for impairment	$140	—	293	—	—	—	—	—	—	433
Ending balance collectively evaluated for impairment	$5,148	1,174	8,923	5,743	452	107	712	376	620	23,255
Loans:
Ending balance	$409,545	111,816	670,865	363,149	33,258	9,661	60,373	45,295	53,887	1,757,849
Ending balance individually evaluated for impairment	$656	—	4,031	1,260	—	—	—	—	—	5,947
Ending balance collectively evaluated for impairment	$408,889	111,816	666,834	361,889	33,258	9,661	60,373	45,295	53,887	1,751,902

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2016
Allowance for loan losses:
Beginning balance	$5,024	619	9,986	5,136	654	106	594	301	480	22,900
Provision	(400)	220	(399)	283	2	2	66	81	524	379
Charge-offs	(109)	—	(100)	(66)	—	—	—	(11)	(674)	(960)
Recoveries	56	—	54	34	2	4	15	15	232	412
Ending balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Ending balance individually evaluated for impairment	$196	—	120	—	—	—	—	—	—	316
Ending balance collectively evaluated for impairment	$4,375	839	9,421	5,387	658	112	675	386	562	22,415
Loans:
Ending balance	$393,268	109,410	689,695	297,315	46,314	9,193	56,038	40,301	54,891	1,696,425
Ending balance individually evaluated for impairment	$679	—	4,689	1,618	103	—	—	—	—	7,089
Ending balance collectively evaluated for impairment	$392,589	109,410	685,006	295,697	46,211	9,193	56,038	40,301	54,891	1,689,336

Impaired Loans
At September 30, 2017, the Company had certain impaired loans of $2.7 million which were on non-accruing interest status. At December 31, 2016, the Company had certain impaired loans of $3.0 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at September 30, 2017 and December 31, 2016.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With no related allowance recorded:
Residential 1-4 family	$252	299	—	217	11
Multifamily	—	—	—	—	—
Commercial real estate	895	894	—	905	29
Construction	1,264	1,260	—	1,410	50
Farmland	—	—	—	34	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,411	2,453	—	2,566	90
With allowance recorded:
Residential 1-4 family	$408	583	140	478	22
Multifamily	—	—	—	—	—
Commercial real estate	3,137	3,137	293	3,140	13
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,545	3,720	433	3,618	35
Total
Residential 1-4 family	$660	882	140	695	33
Multifamily	—	—	—	—	—
Commercial real estate	4,032	4,031	293	4,045	42
Construction	1,264	1,260	—	1,410	50
Farmland	—	—	—	34	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$5,956	6,173	433	6,184	125

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Residential 1-4 family	$150	148	—	150	7
Multifamily	—	—	—	—	—
Commercial real estate	4,248	4,246	—	4,352	38
Construction	1,623	1,618	—	1,778	82
Farmland	104	103	—	79	5
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,125	6,115	—	6,359	132
With allowance recorded:
Residential 1-4 family	$540	531	196	540	32
Multifamily	—	—	—	—	—
Commercial real estate	443	443	120	111	5
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$983	974	316	651	37
Total:
Residential 1-4 family	$690	679	196	690	39
Multifamily	—	—	—	—	—
Commercial real estate	4,691	4,689	120	4,463	43
Construction	1,623	1,618	—	1,778	82
Farmland	104	103	—	79	5
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,108	7,089	316	7,010	169
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

The following table summarizes the carrying balances of TDRs at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(In thousands)
Performing TDRs	$3,330	$3,277
Nonperforming TDRs	945	1,319
Total TDRS	$4,275	$4,596

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the nine months ended September 30, 2017 and the year ended December 31, 2016 (in thousands, except for number of contracts):

	September 30, 2017			December 31, 2016
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	5	$361	$361	4	$130	$130
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	2	1,364	1,244
Construction	—	—	—	—	—	—
Farmland	1	86	86	1	103	103
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	1	3	3	2	17	17
Total	7	$450	$450	9	$1,614	$1,494

As of September 30, 2017 and December 31, 2016, the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of September 30, 2017 and December 31, 2016, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $220,000 and $389,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $15.9 million at September 30, 2017 and $16.2 million at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at September 30, 2017 and December 31, 2016:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
September 30, 2017
Credit Risk Profile by Internally Assigned Rating
Pass	$400,605	111,816	665,897	362,854	32,359	9,241	60,186	45,292	53,721	1,741,971
Special Mention	5,699	—	855	121	238	272	40	3	89	7,317
Substandard	3,241	—	4,113	174	661	148	147	—	77	8,561
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$409,545	111,816	670,865	363,149	33,258	9,661	60,373	45,295	53,887	1,757,849
December 31, 2016
Credit Risk Profile by Internally Assigned Rating
Pass	$384,383	109,410	684,202	297,089	45,470	8,775	55,883	40,301	54,754	1,680,267
Special Mention	5,616	—	668	121	147	303	—	—	26	6,881
Substandard	3,269	—	4,825	105	697	115	155	—	111	9,277
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$393,268	109,410	689,695	297,315	46,314	9,193	56,038	40,301	54,891	1,696,425

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$68,426	$16	$1,308	$67,134
Mortgage-backed:
GSE residential	181,450	647	1,592	180,505
Asset-backed:
SBAP	25,724	2	426	25,300
Obligations of states and political subdivisions	40,970	97	649	40,418
	$316,570	$762	$3,975	$313,357

	September 30, 2017
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$10,186	$40	$116	$10,110
Obligations of states and political subdivisions	22,636	162	189	22,609
	$32,822	$202	$305	$32,719

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.

	December 31, 2016
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$61,879	$—	$2,391	$59,488
Mortgage-backed:
GSE residential	166,316	496	2,447	164,365
Asset-backed:
SBAP	37,577	9	729	36,857
Obligations of states and political subdivisions	53,429	52	1,606	51,875
	$319,201	$557	$7,173	$312,585

	December 31, 2016
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$11,856	$48	$230	$11,674
Obligations of states and political subdivisions	24,768	142	439	24,471
	$36,624	$190	$669	$36,145

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$3,605	$3,614	$100	$100
Due after one year through five years	7,232	7,327	26,643	26,480
Due after five years through ten years	9,851	9,771	119,657	118,141
Due after ten years	12,134	12,007	170,170	168,636
	$32,822	$32,719	$316,570	$313,357
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2017	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$5,068	$33	5	$2,904	$83	2	$7,972	$116
Obligations of states and political subdivisions	2,301	41	5	5,059	148	13	7,360	189
	$7,369	$74	10	$7,963	$231	15	$15,332	$305
Available-for-Sale Securities:
GSEs	$40,378	$597	16	$24,440	$711	9	$64,818	$1,308
Mortgage-backed:
GSE residential	83,203	766	42	36,555	826	24	119,758	1,592
Asset-backed: SBAP	12,614	134	8	11,453	292	5	24,067	426
Obligations of states and political subdivisions	7,617	94	20	18,420	555	45	26,037	649
	$143,812	$1,591	86	$90,868	$2,384	83	$234,680	$3,975

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2016	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$8,177	$151	7	$1,704	$79	1	$9,881	$230
Obligations of states and political subdivisions	16,081	439	41	—	—	—	16,081	439
	$24,258	$590	48	$1,704	$79	1	$25,962	$669
Available-for-Sale Securities:
GSEs	$59,488	$2,391	23	$—	$—	—	$59,488	$2,391
Mortgage-backed:
GSE residential	124,011	2,350	64	6,918	97	9	130,929	2,447
Asset-backed: SBAP	33,579	729	17	—	—	—	33,579	729
Obligations of states and political subdivisions	42,801	1,606	116	—	—	—	42,801	1,606
	$259,879	$7,076	220	$6,918	$97	9	$266,797	$7,173
Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation*:
Numerator – Earnings available to common stockholders	$6,469	$6,918	$19,952	$18,831
Denominator – Weighted average number of common shares outstanding	10,435,032	10,300,323	10,392,828	10,266,061
Basic earnings per common share	$0.62	$0.67	$1.92	$1.83
Diluted EPS Computation*:
Numerator – Earnings available to common stockholders	$6,469	$6,918	$19,952	$18,831
Denominator – Weighted average number of common shares outstanding	10,435,032	10,300,323	10,392,828	10,266,061
Dilutive effect of stock options	5,245	4,989	4,998	4,957
Weighted average diluted common shares outstanding	10,440,277	10,305,312	10,397,826	10,271,018
Diluted earnings per common share	$0.62	$0.67	$1.92	$1.83

* Adjusted for 4 for 3 stock split effective on March 30, 2016.
Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2017, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2017.
As of September 30, 2017, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2013 through 2016 and the IRS for the years ended December 31, 2014 through 2016.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2017 is as follows:

Commitments to extend credit	$613,791,000
Standby letters of credit	$69,157,000

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2017 will not have a material impact on the Company’s financial statements.
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
The following tables present the financial instruments carried at fair value as of September 30, 2017 and December 31, 2016, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2017
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$67,134	—	67,134	—
Mortgage-backed securities	180,505	—	180,505	—
Asset-backed securities	25,300	—	25,300	—
State and municipal securities	40,418	—	40,418	—
Total investment securities available-for-sale	313,357	—	313,357	—
Loans held for sale	11,115	—	11,115	—
Other assets	29,272	—	—	29,272
Total assets at fair value	$353,744	—	324,472	29,272
December 31, 2016
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$59,488	—	59,488	—
Mortgage-backed securities	164,365	—	164,365	—
Asset-backed securities	36,857	—	36,857	—
State and municipal securities	51,875	—	51,875	—
Total investment securities available-for-sale	312,585	—	312,585	—
Loans held for sale	14,788	—	14,788	—
Other assets	28,616	—	—	28,616
Total assets at fair value	$355,989	—	327,373	28,616

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2017
Other real estate owned	$1,849	—	—	1,849
Impaired loans, net (¹)	5,523	—	—	5,523
Total	$7,372	—	—	7,372
December 31, 2016
Other real estate owned	$4,527	—	—	4,527
Impaired loans, net (¹)	6,792	—	—	6,792
Total	$11,319	—	—	11,319

(1)	Amount is net of a valuation allowance of $433,000 at September 30, 2017 and $316,000 at December 31, 2016 as required by ASC 310, “Receivables.”
In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2017, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2017 and 2016 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Nine Months Ended September 30,
	2017		2016
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$28,616	—	$17,733	—
Total realized gains included in income	656	—	454	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	10,210	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$29,272	—	$28,397	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$656	—	$454	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Financial assets:
Securities held-to-maturity	$32,822	32,719	—	32,719	—
Loans, net	1,726,606	1,716,500	—	—	1,716,500
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,022,669	1,813,411	—	—	1,813,411
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2016
Financial assets:
Securities held-to-maturity	$36,624	36,145	—	36,145	—
Loans, net	1,667,088	1,673,568	—	—	1,673,568
Financial liabilities:
Deposits and securities sold under agreements to repurchase	1,942,871	1,631,032	—	—	1,631,032
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan which expired on April 13, 2009. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 100,000 shares. As of September 30, 2017, the Company has available to grant 50,522 options to employees pursuant to the 2009 Stock Option Plan.

Under the 2009 Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are generally exercisable for up to 10 years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company's shareholders on April 12, 2016.  The Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the "2016 Equity Incentive Plan") to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interests of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders.  Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards.  As of September 30, 2017, the Company has 501,670 shares remaining available for issuance under the 2016 Equity Incentive Plan.

As of September 30, 2017, the Company had outstanding 158,932 stock options with a weighed average price of $38.29 and 128,040 cash-settled stock appreciation rights each with a weighted average price of $40.53.

The following tables summarize information about stock options and cash-settled SARs for the nine months ended September 30, 2017:

	September 30, 2017
	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of year	183,847	$38.08
Granted	112,333	40.87
Exercised	4,086	28.48
Forfeited or expired	5,122	39.33
Outstanding at end of year	286,972	$39.29
Options and SARs exercisable at September 30, 2017	36,215	$35.83

	Shares	Weighted Average Grant Date Fair Value
Non-vested options and SARs at January 1, 2017	170,294	$10.63
Granted	112,333	11.95
Vested	(26,748)	10.69
Forfeited or expired	(5,122)	10.73
Non-vested options and SARs at September 30, 2017	250,757	$11.78

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
Allowance for Loan Losses (“allowance”). Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.
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
Results of Operations
Net earnings increased 5.95% to $19,952,000 for the nine months ended September 30, 2017 from $18,831,000 in the first nine months of 2016. Net earnings were $6,469,000 for the quarter ended September 30, 2017, a decrease of $449,000 or 6.49% from $6,918,000 for the three months ended September 30, 2016 and a decrease of $519,000 or 7.43% over the quarter ended June 30, 2017. The increase in net earnings during the nine months ended September 30, 2017 as compared to the prior year comparable period was primarily due to an increase in net interest income, reflecting an increase in loan balances between the relevant periods, and lower funding costs, and an increase in non-interest income, partially offset by an increase in non-interest expense. The decrease in net earnings during the three months ended September 30, 2017 as compared to the prior year comparable period was primarily due to an increase in both interest expense and non-interest expense and a decrease in non-interest income, partially offset by an increase in interest income.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the nine-month periods ended September 30, 2017 and September 30, 2016 are presented in the following table (dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,725,092	4.82%	$61,813	$1,546,915	4.90%	$56,796
Investment securities—taxable	273,716	1.93	3,950	307,875	1.90	4,380
Investment securities—tax exempt	63,147	1.96	925	56,675	1.95	830
Taxable equivalent adjustment	—	1.01	477	—	1.01	428
Total tax-exempt investment securities	63,147	2.97	1,402	56,675	2.96	1,258
Total investment securities	336,863	2.12	5,352	364,550	2.06	5,638
Loans held for sale	8,084	3.47	210	12,364	3.18	295
Federal funds sold	58,366	0.43	186	85,859	0.43	275
Accounts with depository institutions	23,990	2.01	360	—	—	—
Restricted equity securities	3,012	3.95	89	3,012	4.07	92
Total earning assets	2,155,407	4.24	68,010	2,012,700	4.18	63,096
Cash and due from banks	11,328			13,563
Allowance for loan losses	(23,011)			(22,933)
Bank premises and equipment	47,662			42,161
Other assets	68,193			58,508
Total assets	$2,259,579			$2,103,999

Deposits:
Negotiable order of withdrawal accounts	$475,646	0.27%	$968	$448,203	0.32%	$1,075
Money market demand accounts	632,970	0.25	1,176	573,388	0.27	1,142
Individual retirement accounts	81,491	0.84	513	85,025	0.85	542
Other savings deposits	131,696	0.39	384	116,595	0.38	334
Certificates of deposit $250,000 and over	75,998	1.06	600	71,492	1.03	550
Certificates of deposit under $250,000	363,594	1.03	2,796	356,230	0.99	2,647
Total interest-bearing deposits	1,761,395	0.49	6,437	1,650,933	0.51	6,290
Securities sold under repurchase agreements	1,351	0.49	5	1,144	0.23	2
Federal funds purchased	1,596	0.67	8	451	0.59	2
Total interest-bearing liabilities	1,764,342	0.49	6,450	1,652,528	0.51	6,294
Non-interest bearing deposits	228,372			206,571
Other liabilities	8,111			12,710
Stockholders’ equity	258,754			232,190
Total liabilities and stockholders’ equity	$2,259,579			$2,103,999
Net interest income, on a tax equivalent basis			$61,560			$56,802
Net yield on earning assets (2)		3.84%			3.76%
Net interest spread (3)		3.75%			3.67%
(1) Loan fees of $5.6 million and $4.9 million are included in interest income in 2017 and 2016, respectively.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,734,332	4.82%	$20,944	$1,580,538	4.89%	$19,347
Investment securities—taxable	272,640	1.92	1,316	319,830	1.89	1,524
Investment securities—tax exempt	58,148	1.91	280	68,454	1.91	329
Taxable equivalent adjustment	—	0.98	144	—	0.98	169
Total tax-exempt investment securities	58,148	2.89	424	68,454	2.89	498
Total investment securities	330,788	2.09	1,740	388,284	2.07	2,022
Loans held for sale	9,717	3.14	77	16,447	3.28	136
Federal funds sold	61,011	0.53	82	86,221	0.40	87
Accounts with depository institutions	32,328	2.23	182	—	—	—
Restricted equity securities	3,012	3.03	23	3,012	4.08	31
Total earning assets	2,171,188	4.24	23,048	2,074,502	4.16	21,623
Cash and due from banks	13,374			9,330
Allowance for loan losses	(23,313)			(22,964)
Bank premises and equipment	49,928			42,331
Other assets	67,407			64,379
Total assets	$2,278,584			$2,167,578

Deposits:
Negotiable order of withdrawal accounts	$481,164	0.28%	$338	$455,288	0.30%	$347
Money market demand accounts	634,774	0.30	484	600,355	0.24	364
Individual retirement accounts	80,623	0.86	174	84,476	0.84	179
Other savings deposits	134,522	0.43	146	122,877	0.36	113
Certificates of deposit $250,000 and over	70,873	1.11	198	62,044	1.06	165
Certificates of deposit under $250,000	363,896	1.08	989	363,961	0.99	908
Total interest-bearing deposits	1,765,852	0.52	2,329	1,689,001	0.49	2,076
Securities sold under repurchase agreements	1,557	0.76	3	1,083	0.37	1
Federal funds purchased	—	—	—	—	—	—
Total interest-bearing liabilities	1,767,409	0.52	2,332	1,690,084	0.49	2,077
Non-interest bearing deposits	234,591			223,691
Other liabilities	10,998			12,431
Stockholders’ equity	265,586			241,372
Total liabilities and stockholders’ equity	$2,278,584			$2,167,578
Net interest income, on a tax equivalent basis			$20,716			$19,546
Net yield on earning assets (2)		3.81%			3.76%
Net interest spread (3)		3.72%			3.67%
(1) Loan fees of $1.7 million and $1.6 million are included in interest income for the three months ended 2017 and 2016, respectively.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the nine months ended September 30, 2017 and 2016 was 3.84% and 3.76%, respectively. The net interest spread was 3.75% and 3.67%, for the nine months ended September 30, 2017 and the nine months ended September 30, 2016, respectively. The yield on loans decreased during the first nine months of 2017 and the quarter ended September 30, 2017 when compared to the comparable periods in 2016 primarily as a result of increased competition for loans in all market areas. While the rate we pay on our deposits and other funding sources decreased slightly in the nine months ended September 30, 2017 when compared to the comparable period in 2016, our funding costs increased in the quarter ended September 30, 2017 when compared to the third quarter in 2016 as we increased the rates we are paying on all of our deposit products as a result of competitive pressures in our markets and increases in short-term rates. If our deposit pricing and other funding costs continue to increase while rates we earn on our earning assets decrease or remain flat, our net interest margin will be compressed negatively impacting our net interest income.
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth that outpaced the reduction in loan yields, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $4,865,000, or 7.76%, during the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in total interest income was $1,450,000, or 6.76%, for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016. Interest income in the third quarter of 2017 increased $33,000, or 0.14% over the second quarter of 2017. The increase in the three and nine months ended September 30, 2017 when compared to the three and nine months ended September 30, 2016 was primarily attributable to an increase in average loans and the resulting increase in the net interest and fees earned on loans. The ratio of average earning assets to total average assets was 95.4% for the nine months ended September 30, 2017 and 95.7% for the nine months ended September 30, 2016.
Interest expense increased $156,000, or 2.48%, for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase was $255,000, or 12.28%, for the three months ended September 30, 2017 as compared to the same period in 2016. Interest expense increased $238,000, or 11.37%, for the quarter ended September 30, 2017 over the second quarter of 2017. The increase for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to an increase in the volume of average interest bearing deposits in the amount of $110,462,000 during the last twelve months. The increase in interest expense for the three months ended September 30, 2017 as compared to the three months ended June 30, 2017 was primarily due to an increase in deposit interest rates made late in the second quarter of 2017 along with a slight increase in the volume of average interest bearing liabilities.
Provision for Loan Losses
The allowance for loan losses totaled $23,688,000 as of September 30, 2017 compared to $22,731,000 as of December 31, 2016 and $23,320,000 as of September 30, 2016. An analytical model based on historical loss experience, current trends and economic conditions is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first nine months of 2017 totaled approximately $288,000 compared to approximately $130,000 in net loans recovered during the first nine months of 2016. The volume of net loans charged off for the third quarter of 2017 totaled approximately $71,000 compared to $383,000 of net recoveries in the third quarter of 2016. Based on management's quarterly assessment of qualitative factors, the provision for loan losses during the nine months ended September 30, 2017 was $1,245,000, up $955,000 from the $290,000 incurred in the first nine months of 2016. Provision expense for the three months ended September 30, 2017 was $436,000, up $295,000 from the $141,000 incurred in the third quarter of 2016 and up $16,000 from the $420,000 incurred in the second quarter of 2017. The increase in provision is attributed to an increase in the volume of loans as well as management's change in qualitative factors relating to the allowance.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers' ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. The allowance for loan losses was $23,688,000 at September 30, 2017, an increase of 4.21% from $22,731,000 at December 31, 2016. Due to growth in the loan portfolio since September 30, 2016, the allowance for loan losses increased $368,000, or 1.58%, from September 30, 2016 but decreased as a percentage of total loans between the two periods. The allowance for loan losses was 1.35%, 1.35%, and 1.43% of total loans at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

Management believes the allowance for loan losses at September 30, 2017 to be adequate, but if future economic conditions are materially different from management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, gain on sale of loans, gain on sale of other real estate and gain (loss) on sale of securities. Total non-interest income for the nine months ended September 30, 2017 increased 3.60% to $17,318,000 from $16,717,000 for the same period in 2016. Total non-interest income decreased $449,000, or 7.34%, during the quarter ended September 30, 2017 compared to the third quarter of 2016 and there was a decrease of $726,000, or 11.35%, over the second quarter of 2017. The Company’s non-interest income in the nine-month period ended September 30, 2017 increased from the comparable period in 2016 mainly due to an increase in other fees and commissions and an increase in service charges on deposit accounts, partially offset by a decrease in gain on the sale of securities and a decrease in the gain on the sale of other real estate. The Company’s non-interest income in the three-month period ended September 30, 2017 decreased from the comparable period in 2016 mainly due to a decrease in the gain on sale of securities, a decrease in income on BOLI and annuity contracts, and a decrease in gain on sale of loans, partially offset by an increase in other fees and commissions and an increase in service charges on deposit accounts. Other fees and commissions increased $1,199,000, or 15.51%, to $8,931,000 during the nine months ended September 30, 2017 compared to the same period in 2016, and $95,000, or 3.56%, to $2,760,000 during the three months ended September 30, 2017 compared to the same period in 2016, due to an increase in debit card interchange fee income resulting from an increase in the number and volume of debit card holders and transactions, respectively. Service charges on deposit accounts increased $283,000, or 6.66%, to $4,530,000 during the nine months ended September 30, 2017 compared to the same period in 2016, and $94,000, or 6.21%, to $1,607,000 during the three months ended September 30, 2017 compared to the same period in 2016, primarily resulting from an increase in the number of consumer checking accounts. During 2017 management began to strategically restructure its investment  securities portfolio by selling lower yielding non-pledgable securities and using the funds from the sales to replace the sold securities with higher yielding pledgable securities.  As a result, the gain (loss) on sale of securities decreased $681,000, or 100% for the nine months ended September 30, 2017 compared to the same period in 2016 and $400,000, or 100% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.
Non-Interest Expense
Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, and other operating expenses. Total non-interest expense increased $2,523,000, or 5.94%, during the first nine months of 2017 compared to the same period in 2016. The increase for the quarter ended September 30, 2017 was $1,108,000, or 7.77%, as compared to the same quarter in 2016. The Company experienced an increase of $1,000, or 0.01%, in non-interest expense in the third quarter of 2017 as compared to the second quarter of 2017. The increase in non-interest expense for the three and nine months ended September 30, 2017 when compared to the comparable periods in 2016 is primarily attributable to an increase in salaries and employee benefits and data processing expense. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growth in operations and new branch expansions in January and August 2017. The increase in occupancy expense is primarily attributable to the opening of a new branch in Rutherford County in January 2017 and the initial lease payments for a new branch that opened in Davidson County in the third quarter of 2017. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations grow.
Income Taxes
The Company’s income tax expense was $12,234,000 for the nine months ended September 30, 2017, an increase of $711,000 over the comparable period in 2016. Income tax expense was $3,969,000 for the quarter ended September 30, 2017, a decrease of $208,000 over the same period in 2016. The percentage of income tax expense to net income before taxes was 38.01% and 37.96% for the nine months ended September 30, 2017 and September 30, 2016, respectively, and 38.02% and 37.65% for the quarters ended September 30, 2017 and 2016. Our effective tax rate represents our blended federal and state rate of 38.29% reduced by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 4.85% to $2,304,645,000 during the nine months ended September 30, 2017 from $2,198,051,000 at December 31, 2016. Total assets increased $1,363,000, or 0.06%, during the three-month period ended September 30, 2017 and increased $10,656,000, or 0.46%, and $94,575,000 or 4.30%, during the three-month period ended June 30, 2017 and March 31, 2017, respectively. Loans, net of allowance for loan losses, totaled $1,726,606,000 at September 30, 2017, a 3.57% increase compared to $1,667,088,000 at December 31, 2016. Net loans increased $14,915,000, or 0.87%, during the three months ended September 30, 2017. We operate in a market area that is experiencing economic growth, particularly growth in new jobs due to the opening of several new distribution centers which caused our construction and residential 1-4 family portfolios to increase as of September 30, 2017, when compared to December 31, 2016. Because of increases in our construction portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages are now monitored and administered by a Credit Administration Department independent of the lending function. The Bank continues to seek to diversify its real estate portfolio to avoid having concentrations in any one type of loan. Securities decreased $3,030,000, or 0.87%, to $346,179,000 at September 30, 2017 from $349,209,000 at December 31, 2016 as a result of management's decision to reinvest cash flow from securities' principal payments into higher yielding assets. Securities increased $15,646,000, or 4.73%, during the three months ended September 30, 2017 due to the payoff of a large credit during the third quarter of 2017. Reflecting an increase in deposits that outpaced loan growth, federal funds sold increased to $9,000,000 at September 30, 2017 from $0 at December 31, 2016.
Total liabilities increased by 4.38% to $2,039,060,000 at September 30, 2017 compared to $1,953,431,000 at December 31, 2016. For the quarter ended September 30, 2017, total liabilities decreased $4,408,000, or 0.22%. The increase in total liabilities since December 31, 2016 was composed of a $79,180,000, or 4.08%, increase in total deposits and a $5,831,000, or 55.22%, increase in accrued interest and other liabilities, and a $618,000, or 83.97%, increase in securities sold under repurchase agreements. The increase in total deposits for the nine months ended September 30, 2017 was primarily attributable to branch expansion that resulted in the opening of new accounts. The increase in accrued interest and other liabilities was primarily attributable to an increase in employee bonus payable as well as an increase in escrow tax payable. The decrease in liabilities for the three months ended September 30, 2017 was due to the roll-off of a public fund CD.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2017 and December 31, 2016.
Loans on Nonaccrual Status

	In Thousands
	September 30, 2017	December 31, 2016
Residential 1-4 family	$—	$—
Multifamily	—	—
Commercial real estate	2,706	3,255
Construction	—	—
Farmland	310	310
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	1	—
Total	$3,017	$3,565

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2017
Residential 1-4 family	$3,323	239	410	3,972	405,573	409,545	$410
Multifamily	—	—	—	—	111,816	111,816	—
Commercial real estate	288	—	2,822	3,110	667,755	670,865	116
Construction	59	148	—	207	362,942	363,149	—
Farmland	21	—	401	422	32,836	33,258	91
Second mortgages	144	155	—	299	9,362	9,661	—
Equity lines of credit	71	—	40	111	60,262	60,373	40
Commercial	25	—	—	25	45,270	45,295	—
Agricultural, installment and other	553	82	37	672	53,215	53,887	36
Total	$4,484	624	3,710	8,818	1,749,031	1,757,849	$693
December 31, 2016
Residential 1-4 family	$3,311	1,307	1,434	6,052	370,820	376,872	$1,434
Multifamily	—	—	—	—	79,908	79,908	—
Commercial real estate	41	175	3,335	3,551	701,256	704,807	80
Construction	1,872	53	22	1,947	337,633	339,580	22
Farmland	56	1,163	410	1,629	35,890	37,519	100
Second mortgages	177	—	11	188	8,978	9,166	11
Equity lines of credit	40	148	17	205	55,800	56,005	17
Commercial	37	4	—	41	37,636	37,677	—
Agricultural, installment and other	385	85	143	613	54,278	54,891	143
Total	$5,919	2,935	5,372	14,226	1,682,199	1,696,425	$1,807

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2017 totaled $3,710,000, a decrease from $5,372,000 at December 31, 2016. The decrease in non-performing loans during the nine months ended September 30, 2017 of $1,662,000 is due primarily to a decrease in non-performing residential 1-4 family, commercial real estate, construction, farmland, second mortgages, agriculture, installment and other loans. The decrease in these areas is due to the restructuring of loans secured by 1-4 family real estate and several non-performing loans paying off. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

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

The decrease in impaired loans during the nine months ended September 30, 2017 as compared to the same period in 2016 was due to the pay-down of two large impaired loan relationships and one large loan relationship that was determined to no longer be impaired due to a current history of payment and financial performance. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the nine months ended September 30, 2017 were $288,000 as compared to $130,000 in net recoveries for the same period in 2016. Overall, the Bank has continued to experience a stabilization in past dues and nonaccruals and is experiencing fewer foreclosures than it experienced in the recession.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $26.7 million. At September 30, 2017, the internally classified loans had decreased $280,000, or 1.73%, to $15,878,000 from $16,158,000 at December 31, 2016. Classified loan balances have remained relatively consistent due to current favorable economic conditions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at September 30, 2017 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $10,554,000 and $10,528,000 at September 30, 2017 and December 31, 2016, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at September 30, 2017 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At September 30, 2017, the Company’s liquid assets totaled $167.3 million. Additionally, as of September 30, 2017, the Company had available approximately $83.0 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At September 30, 2017, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2017, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP
Net interest income	(8.19)%	(3.61)%	(2.62)%	(5.66)%
EVE	(17.85)%	(6.91)%	(1.03)%	(2.98)%

(1)
Because certain current interest rates are at or below 1.00% or 2.00%, as applicable, the downward shock assumes that certain corresponding interest rates reflects a decrease of less than the full 100 or 200 basis point downward shock.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2017, securities totaling approximately $30.9 million mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2017, loans totaling approximately $389.7 million either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, at September 30, 2017, certificates of deposit of $250,000 or greater totaling approximately $42.5 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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

Off Balance Sheet Arrangements
At September 30, 2017, we had unfunded loan commitments outstanding of $613.8 million and outstanding standby letters of credit of $69.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At September 30, 2017, total stockholders’ equity was $265,585,000, or 11.52% of total assets, which compares with $244,620,000, or 11.13% of total assets, at December 31, 2016. The dollar increase in stockholders’ equity during the nine months ended September 30, 2017 results from the Company’s net income of $19,952,000, proceeds from the issuance of common stock related to exercise of stock options of $116,000, the net effect of a $3,403,000 unrealized gain on investment securities net of applicable income taxes of $1,303,000, cash dividends declared of $6,730,000 of which $5,266,000 was reinvested under the Company’s dividend reinvestment plan and $261,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of September 30, 2017 and December 31, 2016, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not be subject to a written agreement, order or directive to maintain a higher capital level.
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

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2017
Total capital to risk weighted assets:
Consolidated	$286,777	14.3%	$185,356	9.25%	$200,385	10.0%
Wilson Bank	285,044	14.2	185,334	9.25	200,361	10.0
Tier 1 capital to risk weighted assets:
Consolidated	262,762	13.1	145,279	7.25	120,231	6.0
Wilson Bank	261,029	13.0	145,262	7.25	160,289	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	262,762	13.1	115,221	5.75	N/A	N/A
Wilson Bank	261,029	13.0	115,208	5.75	130,235	6.5
Tier 1 capital to average assets:
Consolidated	262,762	11.7	89,862	4.0	N/A	N/A
Wilson Bank	261,029	11.5	90,948	4.0	113,686	5.0

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2016
Total capital to risk weighted assets:
Consolidated	$266,954	12.7%	$181,298	8.625%	$210,200	10.0%
Wilson Bank	265,142	12.6	181,496	8.625	210,430	10.0
Tier 1 capital to risk weighted assets:
Consolidated	243,897	11.6	139,295	6.625	126,154	6.0
Wilson Bank	242,085	11.5	139,462	6.625	168,407	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	243,897	11.6	107,756	5.125	N/A	N/A
Wilson Bank	242,085	11.5	107,886	5.125	136,831	6.5
Tier 1 capital to average assets:
Consolidated	243,897	11.2	87,106	4.0	N/A	N/A
Wilson Bank	242,085	11.1	87,238	4.0	109,047	5.0

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
There have been no material changes in reported market risks during the nine months ended September 30, 2017.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 9, 2017	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 9, 2017	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer