Form 10-K
period 2017-12-31
WILSON BANK HOLDING CO
filed 2018-03-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $410,843,318. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $42.75 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
Shares of common stock, $2.00 par value per share, outstanding on March 9, 2018 were 10,521,834.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2017 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders to be held on April 24, 2018 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2017, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in Davidson County, Tennessee, five full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, two full service banking office in Sumner County, Tennessee and one full service banking office in Putnam County, Tennessee.

The Company’s principal executive office is located at 623 West Main Street, Lebanon, Tennessee, which is also the principal location of the Bank. The Bank’s branch offices are located at 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 402 Public Square, Watertown, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mt. Juliet, Tennessee; 127 McMurry Boulevard, Hartsville, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; the Wal-Mart Super Center, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 1436 West Main Street, Lebanon, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee 37122; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 2930 West End Avenue, Nashville, Tennessee; 710 NW Broad St, Murfreesboro, Tennessee; 3110 Memorial Blvd, Murfreesboro, Tennessee; 210 Commerce Drive, Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street, Smithville, Tennessee; 306 Brush Creek Road, Alexandria, Tennessee; 1300 Main Street North, Carthage, Tennessee; 7 New Middleton Highway, Gordonsville, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee and 320 South Jefferson Avenue, Cookeville, Tennessee. Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, and Putnam County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small-to-medium-sized businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2017, the Company reported net earnings of approximately $23.53 million and at December 31, 2017 it had total assets of approximately $2.32 billion.

Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2017 filed as Exhibit 13.1 to this Form 10-K (the “2017 Annual Report”), are incorporated herein by reference.
Regulation and Supervision

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, and may not necessarily protect shareholders.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act and the regulations promulgated thereunder implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital for institutions with greater than $15.0 billion in total assets are among the provisions that do not directly impact the Company or the Bank either because of exemptions for institutions below a certain asset size or because of the nature of their operations. Those provisions that have been adopted or are expected to be adopted that have impacted and, in some cases, will continue to impact the Company and the Bank include the following:

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

•	Limiting the debit interchange fees that financial institutions with $10.0 billion in total assets are permitted to charge.

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

Certain of the Dodd-Frank Act's provisions, including some described above, are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

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

Under the BHC Act, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB unless the bank holding company already owns a majority of such company. In addition, bank holding companies are generally prohibited under the BHC Act from engaging directly or indirectly in activities other than those of banking or managing or controlling banks, or furnishing services to its subsidiaries, subject to certain exceptions and the modernization of the financial services industry in connection with the passing of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). The GLB Act amended the BHC Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage.

Under the BHC Act, as amended by the GLB Act, the FRB is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the FRB to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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
Under the GLB Act, a “financial holding company” may engage in activities the FRB determines to be financial in nature or incidental to such financial activity or complementary to a financial activity and not a substantial risk to the safety and soundness of such depository institutions or the financial system generally. Generally, such companies may engage in a wide range of securities activities and insurance underwriting and agency activities. The Company has not made application to the FRB to become a “financial holding company.”

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

The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. As noted below, FRB regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if a bank holding company is below the level of regulatory minimums plus the applicable capital conservation buffer.

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

Both the Company and the Bank are required to comply with the capital adequacy standards established by the FRB, in the Company’s case, and the FDIC, in the case of the Bank. The FRB has established a risk-based and a leverage measure of capital adequacy for bank holding companies, like the Company. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB for bank holding companies. In addition, the FDIC and TDFI may require state banks that are not members of the FRB, like the Bank, to maintain capital at levels higher than those required by general regulatory requirements. Tennessee state banks are required to have the capital structure that the TDFI deems adequate, and the Commissioner of the TDFI as well as federal regulators may require a state bank (or its holding company in the case of federal regulators) to increase its capital structure to the point deemed adequate by the Commissioner or such other federal regulator before granting approval of a branch application, merger application or charter amendment.

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

In July 2013, the FRB and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to the Bank and the Company, effective January 1, 2015. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The rules, among other things, included new minimum risk-based capital and leverage ratios. Moreover, these rules refined the definition of what constitutes “capital” for purposes of calculating those ratios. Since January 1, 2015, the minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a Tier 1 common equity ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a “capital conservation buffer” of 2.5% (to be phased in over three years) above the regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The phase in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases each year by a like percentage until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the minimum amounts plus the then applicable buffer. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. For the quarters ending in calendar year 2018, neither the Company nor the Bank will be required to obtain regulatory approval for dividends, stock repurchases or payment of discretionary bonuses solely as a result of these buffers as long as its Tier 1 common equity ratio exceeds 6.375%, its Tier 1 capital ratio exceeds 7.875% and its total capital ratio exceeds 9.875%. Each of these amounts will increase by an additional 0.625% on January 1st of 2018 and 2019.

Under the rules implementing Basel III, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets as of December 31, 2009, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged from the definition in place prior to January 1, 2015 for most banking organizations, subject to certain new eligibility criteria.

Tier 1 common equity generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

Basel III prescribes a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting the Company’s and the Bank’s determination of risk-weighted assets include, among other things:

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);

•
providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;

•	providing for a 100% risk weight for claims on securities firms; and

•	eliminating the 50% cap on the risk weight for OTC derivatives.

The final rules implementing Basel III allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank each opted out of this requirement.

The FRB has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies to develop and submit to the FRB annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum regulatory capital ratios. While these regulations are not applicable to the Company, the Company’s federal regulator may seek to impose similar stress testing on the Company through its safety and soundness examination authority.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution or its holding company by its regulators could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, limitations on the ability to hire senior executive officers or add directors without prior approval and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Additionally, the FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are categorized. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category (excluding the Basel III capital conservation buffer amounts), as set forth in the following table:

	Tier 1 common equity capital ratio	Total risk-based capital ratio	Tier 1 risk-based capital ratio	Tier 1 leverage ratio
Well capitalized	6.5%	10%	8%	5%
Adequately capitalized	4.5%	8%	6%	4%
Undercapitalized	< 4.5%	< 8%	< 6%	< 4%
Significantly undercapitalized	< 3%	< 6%	< 4%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

State nonmember banks are required to be "well-capitalized" in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.
Banking organizations must have appropriate capital planning processes, with proper oversight from the board of directors. Accordingly, pursuant to a separate, general supervisory letter from the FRB, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, noting that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the relevant federal banking agencies to take corrective actions.

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

The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. The Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Under the GLB Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. The Bank has established a privacy policy that it believes promotes compliance with these federal requirements.

Examination and enforcement by the state and federal banking agencies, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. The advent of the Consumer Financial Protection Bureau (the "CFPB") further heightens oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and new powers and authority of the CFPB, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

The banking industry is generally subject to extensive regulatory oversight. The Company, as a bank holding company with securities registered under the Securities Exchange Act of 1934, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, the Company's regulatory compliance costs. Failure to comply with the current requirements and any future requirements under the Dodd-Frank Act would negatively impact the Company's results of operations and financial condition. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Company is unpredictable, such changes could be materially adverse to the Company’s investors.

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Over the last year, the U.S. Congress has debated and proposed changes to the financial institution regulatory landscape, including proposed amendments to the Dodd-Frank Act. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company’s business may be affected by any new regulation or statute. Even if modifications are enacted to existing or proposed regulations, the Company may continue to face enhanced scrutiny from its regulators who may expect it to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of our operations.

Competition

The banking business is highly competitive. The Company's primary market area consists of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner and Putnam Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and lending companies. Some of the Company's competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of its larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level. In addition, as a result of the passage of the Tax Cuts and Jobs Act, which was signed into law in late 2017, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do. The Company does not experience significant seasonal trends in its operations.
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
Employment
As of March 9, 2018, the Company and its subsidiary collectively employed 471 full-time equivalent employees.

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
Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2017 Annual Report. Certain information not contained in the Company’s 2017 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

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
Non-accrual loans have been included in the loan category. Loan fees of $6,773,000, $5,935,000 and $4,698,000 for 2017, 2016 and 2015, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

	Dollars In Thousands
	2017			2016			2017/2016 Change
	Average Balance	Rates/Yields	Income/ Expense	Average Balance	Rates/Yields	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$1,727,499	4.84%	83,120	$1,571,528	4.94%	77,024	$7,583	(1,487)	6,096
Investment securities—taxable	277,511	1.94	5,397	308,251	1.85	5,714	(589)	272	(317)
Investment securities—tax exempt	61,868	1.95	1,208	60,464	1.97	1,191	27	(10)	17
Taxable equivalent adjustment	—	1.01	622	—	1.02	614	15	(7)	8
Total tax-exempt investment securities	61,868	2.96	1,830	60,464	2.99	1,805	42	(17)	25
Total investment securities	339,379	2.13	7,227	368,715	2.04	7,519	(547)	255	(292)
Loans held for sale	8,657	3.74	324	12,228	3.20	391	(127)	60	(67)
Federal funds sold	60,703.45		271	74,242.41		304	(58)	25	(33)
Interest bearing deposits	27,378	2.01	549	—	—	—	549	—	549
Restricted equity securities	3,012	5.01	151	3,012	4.05	122	—	29	29
Total earning assets	2,166,628	4.25	91,642	2,029,725	4.23	85,360	7,400	(1,118)	6,282
Cash and due from banks	10,581			12,997
Allowance for loan losses	(23,174)			(23,013)
Bank premises and equipment	48,888			42,418
Other assets	68,125			61,102
Total assets	$2,271,048			$2,123,229

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

	Dollars In Thousands
	2017				2016			2017/2016 Change
	Average Balance	Rates/Yields		Income/ Expense	Average Balance	Rates/Yields	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$478,691.27%			1,308	$449,053.31%		1,371	$87	(150)	(63)
Money market demand accounts		635,072.26		1,681		582,408.25	1,471	137	73	210
Time deposits		519,732	1.03	5,353		511,590.97	4,978	80	295	375
Other savings deposits		132,557.40		530		117,802.38	444	58	28	86
Total interest-bearing deposits		1,766,052.50		8,872		1,660,853.50	8,264	362	246	608
Securities sold under repurchase agreements		1,382.65		9		1,214.25	3	—	6	6
Federal funds purchased		1,176.68		8		2,348.72	17	(8)	(1)	(9)
Total interest-bearing liabilities		1,768,610.50		8,889		1,664,415.50	8,284	354	251	605
Demand deposits		231,409				210,655
Other liabilities		11,352				10,831
Stockholders’ equity		259,677				237,328
Total liabilities and stockholders’ equity		$2,271,048				$2,123,229
Net interest income				82,753			77,076
Net yield on earning assets (1)		3.84%				3.82%
Net interest spread (2)		3.75%				3.73%

(1)	Net interest income on a tax equivalent basis divided by average interest-earning assets.

(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

	Dollars In Thousands
	2016			2015			2016/2015 Change
	Average Balance	Rates/Yields	Income/ Expense	Average Balance	Rates/Yields	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$1,571,528	4.94%	77,024	$1,418,561	5.08%	71,543	$7,621	(2,140)	5,481
Investment securities—taxable	308,251	1.85	5,714	311,925	1.88	5,868	(69)	(85)	(154)
Investment securities—tax exempt	60,464	1.97	1,191	37,810	2.03	768	447	(24)	423
Taxable equivalent adjustment	—	1.02	614	—	1.05	396	230	(12)	218
Total tax-exempt investment securities	60,464	2.99	1,805	37,810	3.08	1,164	677	(36)	641
Total investment securities	368,715	2.04	7,519	349,735	2.01	7,032	608	(121)	487
Loans held for sale	12,228	3.20	391	10,724	3.59	385	51	(45)	6
Federal funds sold	74,242.41		304	75,842.20		154	(3)	153	150
Interest bearing deposits	—	—	—	—	—	—	—	—	—
Restricted equity securities	3,012	4.05	122	3,012	4.02	121	—	1	1
Total earning assets	2,029,725	4.23	85,360	1,857,874	4.30	79,235	8,277	(2,152)	6,125
Cash and due from banks	12,997			9,290
Allowance for loan losses	(23,013)			(22,588)
Bank premises and equipment	42,418			40,743
Other assets	61,102			55,198
Total assets	$2,123,229			$1,940,517

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

	Dollars In Thousands
	2016			2015				2016/2015 Change
	Average Balance	Rates/Yields	Income/ Expense	Average Balance	Rates/Yields		Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$449,053.31%		1,371	$398,881.38%			1,515	$176	(320)	(144)
Money market demand accounts		582,408.25	1,471		499,942.29		1,463	223	(215)	8
Time deposits		511,590.97	4,978		532,042.97		5,179	(199)	(2)	(201)
Other savings deposits		117,802.38	444		105,648.42		443	48	(47)	1
Total interest-bearing deposits		1,660,853.50	8,264		1,536,513.56		8,600	248	(584)	(336)
Securities sold under repurchase agreements		1,214.25	3		2,505.28		7	(3)	(1)	(4)
Federal funds purchased		2,348.72	17		90	1.11	1	16	—	16
Total interest-bearing liabilities		1,664,415.50	8,284		1,539,108.56		8,608	261	(585)	(324)
Demand deposits		210,655			178,281
Other liabilities		10,831			9,525
Stockholders’ equity		237,328			213,603
Total liabilities and stockholders’ equity		$2,123,229			$1,940,517
Net interest income			77,076				70,627
Net yield on earning assets (1)		3.82%			3.83%
Net interest spread (2)		3.73%			3.74%

(1)	Net interest income on a tax equivalent basis divided by average interest-earning assets.

(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

II.	Investment Portfolio:
A.    Investment securities at December 31, 2017 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$9,886	31	156	9,761
Obligations of states and political subdivisions	22,594	66	310	22,350
	$32,480	97	466	32,111

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$74,690	4	1,714	72,980
Mortgage-backed:
GSE residential	200,175	302	2,551	197,926
Asset-backed:
SBAP	26,387	—	789	25,598
Obligations of states and political subdivisions	37,197	7	992	36,212
	$338,449	313	6,046	332,716

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

II.	Investment Portfolio, Continued:

A.    Investment securities at December 31, 2016 consist of the following, continued:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$11,856	48	230	11,674
Obligations of states and political subdivisions	24,768	142	439	24,471
	$36,624	190	669	36,145

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$61,879	—	2,391	59,488
Mortgage-backed:
GSE residential	166,316	496	2,447	164,365
Asset-backed:
SBAP	37,577	9	729	36,857
Obligations of states and political subdivisions	53,429	52	1,606	51,875
	$319,201	557	7,173	312,585

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

II.	Investment Portfolio, Continued

A.    Investment securities at December 31, 2015 consist of the following, continued:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
U.S. Government-sponsored enterprises (GSEs) residential	$9,375	60	169	9,266
Obligations of states and political subdivisions	18,820	288	9	19,099
	$28,195	348	178	28,365

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$77,177	215	483	76,909
Mortgage-backed:
GSE residential	192,983	430	1,498	191,915
Asset-backed:
SBAP	31,253	54	273	31,034
Obligations of states and political subdivisions	31,093	274	97	31,270
	$332,506	973	2,351	331,128

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

II.	Investment Portfolio, Continued:

B.
The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2017:

Held-To-Maturity Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage-backed:
GSEs residential	$9,886	9,761	2.61%
Obligations of states and political subdivisions*:
Less than one year	3,594	3,591	1.87
One to three years	5,412	5,420	2.75
Three to five years	1,806	1,809	2.84
Five to ten years	8,809	8,652	2.65
More than ten years	2,973	2,878	3.25
Total obligations of states and political subdivisions	22,594	22,350	2.64
Total held-to-maturity securities	$32,480	32,111	2.63%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 21%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

II.	Investment Portfolio, Continued:
B.    Continued:

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage and asset-backed securities	$226,562	223,524	2.23%
U.S. Government-sponsored enterprises (GSEs):
Less than one year	—	—	—
One to three years	2,275	2,257	1.84
Three to five years	10,000	9,801	1.68
Five to ten years	50,410	49,252	2.32
More than ten years	12,005	11,670	2.54
Total U.S. Government-sponsored enterprises (GSEs)	74,690	72,980	2.25
Obligations of states and political subdivisions*:
Less than one year	100	100	2.71
One to three years	1,735	1,723	2.09
Three to five years	2,760	2,715	2.16
Five to ten years	17,594	17,025	2.41
More than ten years	15,008	14,649	2.75
Total obligations of states and political subdivisions	37,197	36,212	2.51
Total available-for-sale securities	$338,449	332,716	2.27%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 21%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

III.	Loan Portfolio:
A.    Loan Types
The following schedule details the loans of the Company at December 31, 2017, 2016, 2015, 2014 and 2013:

	In Thousands
	2017	2016	2015	2014	2013
Commercial, financial and agricultural	$59,797	50,918	41,339	42,200	34,834
Real estate—construction	392,039	297,315	275,319	245,830	194,426
Real estate—mortgage	1,263,696	1,303,918	1,110,989	1,027,723	940,077
Installment	43,009	44,274	43,467	41,025	41,118
Total loans	1,758,541	1,696,425	1,471,114	1,356,778	1,210,455
Deferred loan fees	(7,379)	(6,606)	(5,035)	(4,341)	(3,253)
Total loans, net of deferred fees	1,751,162	1,689,819	1,466,079	1,352,437	1,207,202
Less allowance for loan losses	(23,909)	(22,731)	(22,900)	(22,572)	(22,935)
Net loans	$1,727,253	1,667,088	1,443,179	1,329,865	1,184,267

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

III.	Loan Portfolio, Continued:
B.    Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the Company's fixed and variable rate loans at December 31, 2017 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies the Company's variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2017
	Fixed Rates	Variable Rates	Totals	At December 31, 2017
Based on contractual maturity:
Due within one year	$228,440	29,209	257,649	14.6%
Due in one year to five years	173,258	93,357	266,615	15.2
Due after five years	104,049	1,130,228	1,234,277	70.2
Totals	$505,747	1,252,794	1,758,541	100.0%
Based on contractual repricing dates:
Daily floating rate	$—	20,249	20,249	1.2%
Due within one year	228,440	303,558	531,998	30.2
Due in one year to five years	173,258	816,637	989,895	56.3
Due after five years	104,049	112,350	216,399	12.3
Totals	$505,747	1,252,794	1,758,541	100.0%

The following table represents the contractual maturities of the loan portfolio as of December 31, 2017 (dollars in thousands):

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total
Commercial, financial and agricultural	$11,592	22,162	26,043	59,797
Real estate—construction	144,457	97,427	150,155	392,039
Real estate—mortgage	86,737	120,160	1,056,799	1,263,696
Installment	14,863	26,866	1,280	43,009
	$257,649	266,615	1,234,277	1,758,541

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

III.	Loan Portfolio, Continued:
C.    Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2017, 2016, 2015, 2014 and 2013:

	In Thousands, Except Percentages
	2017	2016	2015	2014	2013
Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate—construction	—	—	—	—	3,524
Real estate—mortgage	2,039	3,565	4,909	616	2,053
Installment	1	—	—	—	—
Total non-accrual	$2,040	3,565	4,909	616	5,577
Loans 90 days past due still accruing and non-performing TDRs:
Commercial, financial and agricultural	$—	—	41	9	285
Real estate—construction	113	22	—	73	271
Real estate—mortgage	2,550	2,944	4,475	5,008	1,550
Installment	148	160	55	48	27
Total loans 90 days past due still accruing and non-performing TDRs	$2,811	3,126	4,571	5,138	2,133
Total non-performing loans	$4,851	6,691	9,480	5,754	7,710
Total loans, net of deferred fees	$1,751,162	1,689,819	1,466,079	1,352,437	1,207,202
Percentage of total non-performing loans to total loans outstanding, net of deferred fees	.28%	.40	.65	.43	.64
Other real estate owned	$1,635	4,527	5,410	7,298	12,869

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

III.	Loan Portfolio, Continued:
C.    Risk Elements, Continued:
The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $2,040,000 at December 31, 2017, $3,565,000 at December 31, 2016, $4,909,000 at December 31, 2015, $616,000 at December 31, 2014 and $5,577,000 at December 31, 2013. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2017 if the loans had been current totaled $117,000 compared to $202,000 in 2016, $291,000 in 2015, $39,000 in 2014 and $296,000 in 2013. The amount of interest and fee income recognized on total loans during 2017 totaled $83,120,000 as compared to $77,024,000 in 2016, $71,543,000 in 2015, $66,685,000 in 2014 and $66,177,000 in 2013.
At December 31, 2017, loans, which include the above, totaling $16,199,000 were included in the Company’s internal classified loan list. Of these loans $16,027,000 are real estate secured and $172,000 are secured by various other types of collateral. The value collateralizing these loans is estimated by management to be approximately $27,065,000 ($27,057,000 related to real property securing real estate loans and $8,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
At December 31, 2017, real estate construction and mortgage loans made up 22.3% and 71.9%, respectively, of the Company’s loan portfolio.
At December 31, 2017 and 2016, other real estate owned totaled $1,635,000 and $4,527,000, respectively.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017
 III.    Loan Portfolio, Continued:
C.    Risk Elements, Continued:
There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2017 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

IV.	Summary of Loan Loss Experience:
The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2017, 2016, 2015, 2014 and 2013 and for the years then ended:

	In Thousands, Except Percentages
	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of period	$22,731	22,900	22,572	22,935	25,497
Charge-offs:
Commercial, financial and agricultural	(16)	(11)	—	(37)	(150)
Real estate – construction	—	(66)	(26)	(7)	(1,470)
Real estate – mortgage	(132)	(209)	(414)	(1,436)	(3,247)
Installment	(1,074)	(674)	(664)	(387)	(380)
	(1,222)	(960)	(1,104)	(1,867)	(5,247)
Recoveries:
Commercial, financial and agricultural	6	15	7	464	38
Real estate – construction	121	34	39	324	179
Real estate – mortgage	174	131	767	84	123
Installment	418	232	231	134	168
	719	412	1,044	1,006	508
Net loan charge-offs	(503)	(548)	(60)	(861)	(4,739)
Provision for loan losses charged to expense	1,681	379	388	498	2,177
Allowance for loan losses at end of period	$23,909	22,731	22,900	22,572	22,935
Total loans, net of deferred fees, at end of year	$1,751,162	1,689,819	1,466,079	1,352,437	1,207,202
Average total loans outstanding, net of deferred fees, during year	$1,727,499	1,571,528	1,418,561	1,261,131	1,205,296
Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.03%	0.04	0.01	0.07	0.39
Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	1.37%	1.35	1.56	1.67	1.90

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017
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
The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2017		December 31, 2016
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$411	3.4%	$386	3.0%
Real estate—construction	6,094	22.3	5,387	17.5
Real estate—mortgage	16,738	71.9	16,396	76.9
Installment	666	2.4	562	2.6
	$23,909	100.0%	$22,731	100.0%

	December 31, 2015		December 31, 2014
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$339	2.8%	$178	3.1%
Real estate—construction	5,136	18.7	5,578	18.1
Real estate—mortgage	16,983	75.5	16,492	75.8
Installment	442	3.0	324	3.0
	$22,900	100.0%	$22,572	100.0%

	December 31, 2013
	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$402	2.9%
Real estate—construction	5,159	16.1
Real estate—mortgage	17,053	77.6
Installment	321	3.4
	$22,935	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

V.	Deposits:
The average amounts and average interest rates for deposits for 2017, 2016 and 2015 are detailed in the following schedule:

2017	2016	2015
Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate
Non-interest bearing deposits	$231,409	—%	$210,655	—%	$178,281	—%
Negotiable order of withdrawal accounts	478,691.27	449,053.31	398,881.38
Money market demand accounts	635,072.26	582,408.25	499,942.29
Time deposits	519,732	1.03	511,590.97	532,042.97
Other savings	132,557.40	117,802.38	105,648.42
$1,997,461.44%	$1,871,508.44%	$1,714,794.50%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and more at December 31, 2017:

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total
Less than three months	$33,934	3,728	37,662
Three to six months	31,321	5,239	36,560
Six to twelve months	45,700	7,034	52,734
More than twelve months	135,309	16,906	152,215
	$246,264	32,907	279,171

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

VI.	Return on Equity and Assets:
The following schedule details selected key ratios of the Company at December 31, 2017, 2016 and 2015:

	2017	2016	2015
Return on assets (Net income divided by average total assets)	1.04%	1.21%	1.23%
Return on equity (Net income divided by average equity)	9.06%	10.80%	11.17%
Dividend payout ratio (Dividends declared per share divided by net income per share)	28.76%	22.49%	20.85%
Equity to asset ratio (Average equity divided by average total assets)	11.43%	11.18%	11.01%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities)	11.86%	11.17%	11.06%
The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s risk-based capital at December 31, 2017 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$267,159
Total capital:
Allowable allowance for loan losses	24,236
Total capital	$291,395
Risk-weighted assets	$2,050,361
Risk-based capital ratios:
Tier I capital ratio	13.0%
Common equity Tier 1 capital ratio	13.0%
Total risk-based capital ratio	14.2%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2017

VI.	Return on Equity and Assets, Continued:
The Company and the Bank are each required to maintain a total capital to risk-weighted asset ratio of 9.25% and a Tier I capital to risk-weighted asset ratio of 7.25% in each case pursuant to the regulations implementing the Basel III guidelines, including the capital conservation buffer. At December 31, 2017, the Company and the Bank were in compliance with these requirements.
The following schedule details the Company’s interest rate sensitivity at December 31, 2017:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of deferred fees	$1,751,162	143,462	57,230	103,730	240,445	1,206,295
Securities	365,196	23,478	2,514	5,250	6,647	327,307
Loans held for sale	5,106	5,106	—	—	—	—
Interest bearing deposits	44,465	44,465	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—
Total earning assets	2,168,941	219,523	59,744	108,980	247,092	1,533,602
Interest-bearing liabilities:
Negotiable order of withdrawal accounts	495,930	495,930	—	—	—	—
Money market demand accounts	648,606	648,606	—	—	—	—
Individual retirement accounts	78,879	4,059	8,079	14,182	16,688	35,871
Other savings	136,549	136,549	—	—	—	—
Certificates of deposit	438,222	21,518	45,894	56,977	88,336	225,497
Securities sold under repurchase agreements	864	864	—	—	—	—
	1,799,050	1,307,526	53,973	71,159	105,024	261,368
Interest-sensitivity gap	$369,891	(1,088,003)	5,771	37,821	142,068	1,272,234
Cumulative gap		(1,088,003)	(1,082,232)	(1,044,411)	(902,343)	369,891
Interest-sensitivity gap as % of total assets		(47.0)%	0.2%	1.6%	6.1%	54.9%
Cumulative gap as % of total assets		(47.0)%	(46.8)%	(45.2)%	(39.1)%	15.8%
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

As of December 31, 2017, approximately 94% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 38% were commercial real estate loans, 23% were residential real estate loans, 22% were construction and development loans and 11% were other real estate loans. In total these loans make up approximately 95% of the Company’s non-performing loans at December 31, 2017. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans deteriorated in 2008, 2009 and the first half of 2010 as a result of adverse conditions in the real estate market within the Company’s markets. While conditions have strengthened since the second half of 2010, if residential real estate prices again decline or demand weakens, that could again result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. Renewed adverse economic and real estate market conditions could lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small to medium-sized businesses.

At December 31, 2017, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. Although conditions in most of the Company’s markets have improved over the last five years, if the economic environment in the Company’s markets weaken in 2018 or beyond, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge offs and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

A substantial focus of the Company’s marketing and business strategy is to serve small to medium-sized businesses in its market areas. As a result, a relatively high percentage of the Company’s loan portfolio consists of commercial loans primarily to small to medium-sized businesses. The Company expects to seek to expand the amount and percentage of such loans in its portfolio in 2018. During periods of lower economic growth or recessionary environments, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact the Company’s results of operations and financial condition.

The Company's net interest margin, and consequently its net earnings, are significantly affected by interest rate levels.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits and other borrowings. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing (including competition that may develop as a result of the passage of the Tax Cuts and Jobs Act) and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits. In addition, changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that the Company holds or issues or its variable pricing loans, which could further impact the Company’s interest rate spread.

Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which ultimately affect the Company’s results of operations and financial condition. A decline in the market value of the Company’s assets may limit the Company’s ability to borrow additional funds. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Company, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, the Company will incur losses.

Because of significant competitive pressures in the Company’s markets and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate or LIBOR (both of which are at low levels as a result of recent economic conditions), the Company’s net interest margin may be negatively impacted if these short-term rates remain at their low levels. However, if short-term interest rates rise, the Company’s results of operations may also be negatively impacted if it is unable to increase the rates it charges on loans or earns on its investment securities in excess of the increases it must pay on deposits and its other funding sources. As interest rates change, the Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than its interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” may work against the Company, and its results of operations and financial condition may be negatively affected.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford, Putnam, Davidson and Sumner counties and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in this market. The Company cannot assure investors that economic conditions in its markets will continue to remain healthy during 2018 or thereafter, and weakened economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

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

An inadequate allowance for loan losses would negatively impact the Company’s results of operations and financial condition.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio, provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. Actual losses are difficult to forecast especially if those losses stem from factors beyond the Company's historical experience or are otherwise inconsistent with the Company's credit quality assessments. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, the Company's results of operations and financial condition could be negatively impacted.

In addition, federal and state regulators periodically review the Company’s loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of the Company’s loan portfolio may be different than the Company’s. Any increase in the Company’s allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on the Company’s results of operations or financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans or borrowers, identification of additional problem loans and other factors, both within and outside of the Company’s management’s control. These additions may require increased provision expense which would negatively impact the Company’s results of operations.

Negative developments in the U.S. and local economy may adversely impact the Company’s results in the future.

Economic conditions in the markets in which the Company operates deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in the Company’s real estate loan portfolio and increased costs associated with its portfolio of other real estate owned. Although economic conditions have strengthened in most of the Company's markets in recent years and the Company has refocused its efforts on growing its earning assets, the Company believes that it will continue to experience an uncertain economic environment in 2018. Accordingly, the Company expects that its results of operations could be negatively impacted by economic conditions, including reduced loan demand. There can be no assurance that the economic conditions that adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Company in particular, during the most recent recession will not return, in which case the Company could experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

The Company has sought to expand its franchise by developing new markets or expanding its operations in existing markets and may continue to do so in future years.

Since 2014, the Company has opened branch locations in Putnam County, Rutherford County and Davidson County as it sought to expand its footprint beyond its historical markets. Expansion, whether by opening new branches or acquiring existing branches or whole banks, involves various risks, including:

Management of Growth. The Company may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	avoid diversion or disruption of its existing operations or management as well as those of an acquired institution;

•	maintain adequate management personnel and systems to oversee and support such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

Results of Operations. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Execution on a growth strategy could lead to increases in overhead expenses if the Company were to add new offices and staff. The Company’s historical results may not be indicative of future results or results that may be achieved if it were to increase the number and concentration of its branch offices in its existing or new markets.

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches the Company establishes can be expected to negatively impact the Company’s earnings for some period of time until they reach certain economies of scale. The same is true for the Company’s efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. The Company’s expenses could be further increased if it encounters delays in opening any of its new branches. The Company may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, on a timely basis or at all, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, any branch may not meet the Company’s long-term profitability expectations or otherwise be successful even after it has been established or acquired, as the case may be.

Regulatory and Economic Factors. Growth of banks like the Bank may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect the Company’s growth and expansion. Such factors may cause the Company to alter its growth and expansion plans or slow or halt the growth and expansion process, which may prevent the Company from entering into or expanding in its targeted markets or allow competitors to gain or retain market share in the Company’s existing markets.

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

In July 2013, the FRB and the FDIC approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new Tier 1 common equity ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% ; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios when fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The phase in of the capital conservation buffer began in January 2016 at 0.625% of risk-weighted assets and is scheduled to increase each year by a like percentage until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of more stringent capital requirements for the Company and the Bank, like those implementing the Basel III reforms (particularly the new Tier 1 common equity ratio), could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets, which could negatively impact the Company's financial condition or results of operations. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends or buying back shares.

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

In addition, the Company provides its customers the ability to bank remotely, including over the internet. The secure transmission of confidential information is a critical element of remote banking. The Company’s network, and the systems of parties with whom the company contracts, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect the Company’s reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

Liquidity risk could impair the Company’s ability to fund its operations and jeopardize its financial condition.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that the Company may be unable to satisfy current or future funding requirements and needs.

The objective of managing liquidity risk is to ensure that the Company’s cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as the Company’s operating cash needs, and that the Company’s cost of funding such requirements and needs is reasonable. The Company maintains an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally the Company relies on deposits, repayments of loans and leases and cash flows from its investment securities as its primary sources of funds. The Company’s principal deposit sources include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank (“FHLB”) advances, federal funds purchased and other sources of short-term and long-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet the Company’s liquidity needs could have a substantial negative effect, individually or collectively, on the Company’s and the Bank's liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms attractive to it, could be impaired by factors that affect the Company specifically or the financial services industry in general. For example, factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it or the Bank, a reduction in its credit rating, any damage to its reputation or any other decrease in depositor or investor confidence in the Company’s creditworthiness and business. The Company’s access to liquidity could also be impaired by factors that are not specific to it, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage the Company’s liquidity effectively could affect its competitive position, increase its borrowing costs and the interest rates it pays on deposits, limit its access to the capital markets and have a material adverse effect on its financial condition or results of operations.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the equity or debt capital markets.

The Company anticipates it will continue to rely primarily on deposits, loan and lease repayments, and cash flows from its investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. If the Company is unable to access any of these secondary funding sources when needed, it might be unable to meet its customers’ or creditors’ needs, which would adversely affect its financial condition, results of operations, and liquidity.

The performance of the Company’s investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in the Company’s portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

The Company’s investment securities portfolio consists of several securities whose trading markets are “not active.” As a result, the Company utilizes alternative methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that the Company can sell these investment securities at the price derived by these methodologies, or that it can sell these investment securities at all, which could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company monitors the financial position of the various issues of investment securities in its portfolio, including each of the state and local governments and other political subdivisions where it has exposure. To the extent the Company has securities in its portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially Randall Clemons, its president and chief executive officer, and John McDearman, III, the president of the Bank. While the Company does not have employment agreements with any of its personnel and can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future, it has entered into non-competition agreements with such persons which would prevent them in most circumstances, from competing with the Bank for one year following their termination. In addition, these persons are parties to certain deferred compensation, supplemental retirement and equity incentive plans, the benefits of which would cease to accrue upon the termination of the person’s employment with the Company or the Bank.

The Company has previously announced that Mr. Clemons intends to retire at the end of 2019. Mr. Clemons has been a large part of the Company's success and the Company's ability to continue to grow its loan portfolio and deliver returns for its shareholders will depend on the ability of his successor to manage the transition smoothly and operate the Bank in a profitable manner.

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

The Company, as well as the Bank, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company or the Bank may be required, among other things, to make additional provisions to its allowance for loan loss, to restrict its operations or to increase its capital levels. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such changes could adversely affect the Company’s results of operations.

Federal or state legislation or regulation may increase the Company’s expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations and financial condition. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans. Moreover, the passage of the Tax Cuts and Jobs Act, which contains provisions limiting the mortgage interest tax deduction and eliminating the deduction for interest paid on home equity loans, may negatively affect the Company’s ability to originate residential real estate loans (including home equity lines of credit).

Implementation of the various provisions of the Dodd-Frank Act has resulted in increases in the Company’s operating costs and may continue to cause additional increases, and implementation of those provisions of the Dodd-Frank Act that are not yet implemented could have a material adverse effect on the Company’s business, financial condition or results of operations.

On July 21, 2010, then President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under the U.S. Treasury’s Troubled Asset Relief Program; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks and bank holding companies; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Bank) are exempt from certain provisions of the legislation. Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, the Company is still unable to predict how the remaining portions of this legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect it. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a significant impact on the Company’s business, financial condition and results of operations.

President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed or amended, including as is proposed in legislation which has been approved by either the House of Representatives or the Senate. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Even if modifications are enacted to existing or proposed regulations, including as proposed in such legislation, the Company may continue to face enhanced scrutiny from its regulators who may expect it to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of the Company’s operations.

An ineffective risk management framework could have a material adverse effect on the Company’s strategic planning and its ability to mitigate risks and/or losses and could have adverse regulatory consequences.

The Company has implemented a risk management framework to identify and manage its risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and, reputational risks. The Company’s framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. However, there is no assurance that the Company’s risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to it. If the Company’s risk management framework is not effective, it could suffer unexpected losses and become subject to regulatory consequences, as a result of which its business, financial condition, results of operations or prospects could be materially adversely affected.

The Company’s business reputation and relationships are important and any damage to them could have a material adverse effect on its business.

The Company’s reputation is very important in sustaining its business and it relies on its relationships with its current, former and potential clients and shareholders and other actors in the industries that it serves. Any damage to the Company’s reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting the Company’s financial reporting or compliance with SEC requirements, negative publicity, the way in which the Company conducts its business or otherwise could strain its existing relationships and make it difficult for the Company to develop new relationships. Any such damage to the Company’s reputation and relationships could in turn lead to a material adverse effect on its business.

The Company is subject to certain litigation, and its expenses related to this litigation may adversely affect its results.

The Company is from time to time subject to certain litigation in the ordinary course of its business. The Company may also be subject to claims related to its loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by the Company’s regulators, including the CFPB or other regulatory agencies with which the Company deals, including those with oversight of its loan servicing programs, could involve large monetary claims, capital directives, agreements with federal regulators, cease and desist orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against the Company could have material adverse financial effects or cause significant reputational harm to the Company, which in turn could seriously harm its business prospects.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes the Company uses to estimate probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting models and tools could have a material adverse effect on its business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose the Company to credit risk in the event of default of one or more counterparties and could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

The Company depends on the accuracy and completeness of information about customers.

In deciding whether to extend credit or enter into certain transactions, the Company relies on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. The Company may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, tax returns or other financial information could have an adverse effect on its business, financial condition and results of operations.

The Company may be subject to claims and litigation asserting lender liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers and consumer borrowers, may make claims or otherwise take legal action pertaining to performance of the Company’s responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against the Company in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of the Company’s responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect the Company’s market reputation, products and services, as well as potentially affecting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition, results of operations and liquidity.

Natural disasters may adversely affect the Company.

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes often occur. Such natural disasters could significantly impact the local population and economies and the Company’s business, and could pose physical risks to its properties. Although the Company maintains insurance coverages for such events, a significant natural disaster in or near one or more of the Company’s markets could have a material adverse effect on its financial condition, results of operations or liquidity.

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

The Company’s ability to declare and pay dividends is limited.

While the Company has historically paid a quarterly cash dividend on its common stock, there can be no assurance of whether or when it may pay dividends on its common stock in the future. Future dividends, if any, will be declared and paid at the discretion of the Company’s board of directors and will depend on a number of factors. The Company’s principal source of funds used to pay cash dividends on its common stock will be dividends that it receives from the Bank. Although the Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before the Company declares or pays any future dividends on its common stock, the Company’s board of directors will also consider its liquidity and capital requirements and its board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends the Company may declare and pay and that the Bank may declare and pay to the Company. For example, FRB regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that began to apply on January 1, 2016 and are being phased in over three years.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results. As a result, current and potential holders of the Company’s common stock could lose confidence in the Company’s financial reporting, which would harm the Company’s business and the trading price of its securities.

Maintaining and adapting the Company’s internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, is expensive and requires significant management attention. Moreover, as the Company continues to grow, its internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls or difficulties encountered in the process may harm the Company’s results of operations and financial condition or cause it to fail to meet its reporting obligations. If the Company or its independent registered accounting firm identify material weaknesses in the Company’s internal control over financial reporting or are otherwise required to restate the Company’s financial statements, the Company could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of its financial reports. The Company may also face regulatory enforcement or other actions, including the potential delisting of its securities from the Nasdaq Global Select Market. This could have an adverse effect on the Company’s business, financial condition or results of operations, as well as the trading price of the Company’s securities, and could potentially subject the Company to litigation.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In addition thereto, the Bank has twenty-six branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 2930 West End Avenue, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 320 South Jefferson Avenue, Cookeville, Tennessee; a Loan Production Office at 393 Maple Street Suite 100-A in Gallatin, Tennessee and a Loan Production Office at 161 Harold court in Franklin, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. The Highway 96 office in Murfreesboro opened in January 2017 and contains approximately 4,700 square feet of space. The South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. The West End office in Nashville opened in August 2017 and contains approximately 3,200 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space.

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space. The Bank owns a building at 217 Donelson Pike, Donelson, Tennessee which occupies approximately 8,000 square feet of space and a building at 320 South Jefferson Avenue, Cookeville, Tennessee, which occupies approximately 6,300 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its Loan Production office in Gallatin and its West End office in Nashville. The Bank also leases space at seven locations within Wilson County, DeKalb County, Rutherford County, Davidson County, Smith County and Cannon County where it maintains and operates automatic teller machines.

In the fourth quarter of 2016, the Bank commenced construction on a 67,000 square foot operations center on property that it owns which is adjacent to its main office location on West Main Street in Lebanon, Tennessee. The building, which is expected to be completed by April 2018, will house operations and technology staff and the Company believes it will improve the Bank's efficiency.
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

Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Holding Company & Stock Information” on page 93 of the Company’s 2017 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2017.
Item 6. Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 16 of the Company’s 2017 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 17 through 40 of the Company’s 2017 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 38-39 of the Company’s 2017 Annual Report and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 42 through 92 of the Company’s 2017 Annual Report and are incorporated herein by reference.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on pages 42 and 43 of Wilson Bank Holding Company’s 2017 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2018 Annual Meeting of Shareholders (the "2018 Annual Meeting of Shareholders"). The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (65) - Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

John McDearman (48) - Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President. Currently he serves as President of the Bank, a position he has held since January 2018. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. Mr. McDearman also serves on the Boards of Directors of the Company and the Bank.

Gary Whitaker (60) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (53) - Ms. Pominski is Executive Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions with the Bank including Asst. Cashier, Asst. Vice President and Senior Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN.

Clark Oakley (49) - Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and from January 1, 2017 until December 31, 2017, he served as Executive Vice President and Chief Operations Officer of the Bank. Currently he serves as Executive Vice President and Chief Operating Officer of the Company and the Bank. Prior to 1995 Mr. Oakley was employed at Union Planters Bank in Alexandria, TN. His primary duties include overseeing the operations of the Company and the Bank, including information technology and electronic banking.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2018 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors - Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2018 Annual Meeting of Shareholders.

Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials filed in connection with the 2018 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials filed in connection with the 2018 Annual Meeting of Shareholders.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2017 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003, a four-for-three stock split in the form of a stock dividend paid on May 31, 2007 and a four-for-three stock split in the form of a stock dividend paid on March 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	285,780	39.31	501,670
Equity compensation plans not approved by shareholders	—	—	—
Total	285,780	39.31	501,670

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials filed in connection with the 2018 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Director Independence” in the Company’s definitive proxy materials filed in connection with the 2018 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials filed in connection with the 2018 Annual Meeting of Shareholders.
Item 15. Exhibits, Financial Statement Schedules
(a)(1)    Financial Statements. See Item 8.
(a)(2)    Financial Statement Schedules. Not Applicable.
(a)(3)    Exhibits. See Index to Exhibits.

Item 16. Form 10K Summary

None.

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

10.3
Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-20402)).*

10.4
Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.5
Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.6
Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.7
Amendment, dated December 30, 2008, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.8
Amendment, dated December 30, 2008, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.9
Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.10
Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.11
Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.12
Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.13
Executive Salary Continuation Agreement dated as of July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-20402)).*

10.14
Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.15
Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.16
Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.17
Amendment, dated November 23, 2012, to Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.18
Amendment, dated November 23, 2012, to Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.19
Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.20
Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.21
Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.22
Second Amendment, dated November 23, 2012 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002 by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.23
Amendment, dated November 23, 2012 to Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated as of July 28, 2006 by and between Wilson Bank and John C. McDearman III (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.24
Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.25
Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.26
Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.27
Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.28
Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.29
Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.30
Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.31
Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.32
Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.33
Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.34
Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.35
Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.36
Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.37
Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated July 28, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2012).*

10.38
Executive Survivor Income Agreement, dated April 14, 2014, by and between the Bank and Lisa Pominski (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

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

10.46
Director Survivor Income Agreement, dated April 6, 2015, by and between the Bank and William Jordan (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016).

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

WILSON BANK HOLDING COMPANY
By:	/s/ J. Randall Clemons
Name: J. Randall Clemons
Title: President and Chief Executive Officer
Date:	March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2018

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2018

/s/ John C. McDearman, III John C. McDearman, III	Executive Vice President & Director	March 9, 2018

/s/ Charles Bell Charles Bell	Director	March 9, 2018

/s/ Jack W. Bell Jack W. Bell	Director	March 9, 2018

/s/ James F. Comer James F. Comer	Director	March 9, 2018

/s/ Jerry L. Franklin Jerry L. Franklin	Director	March 9, 2018

/s/ John B. Freeman John B. Freeman	Director	March 9, 2018

/s/ Robert H. Goodall, Jr. Robert H. Goodall, Jr.	Director	March 9, 2018

/s/ William P. Jordan William P. Jordan	Director	March 9, 2018

/s/ Harold R. Patton Harold R. Patton	Director	March 9, 2018

/s/ James Anthony Patton James Anthony Patton	Director	March 9, 2018

/s/ H. Elmer Richerson H. Elmer Richerson	Director	March 9, 2018