Form 10-Q
period 2018-03-31
WILSON BANK HOLDING CO
filed 2018-05-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Common stock outstanding: 10,523,445 shares at May 9, 2018

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017

	(Unaudited)	(Audited)
	March 31, 2018	December 31, 2017
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,827,729	$1,751,162
Less: Allowance for loan losses	(24,846)	(23,909)
Net loans	1,802,883	1,727,253
Securities:
Held to maturity, at cost (market value $30,602 and $32,111, respectively)	31,490	32,480
Available-for-sale, at market (amortized cost $336,766 and $338,449, respectively)	324,580	332,716
Total securities	356,070	365,196
Loans held for sale	5,750	5,106
Interest bearing deposits	52,092	44,465
Restricted equity securities	3,012	3,012
Federal funds sold	15,000	—
Total earning assets	2,234,807	2,145,032
Cash and due from banks	40,342	51,053
Bank premises and equipment, net	57,229	54,215
Accrued interest receivable	6,303	6,266
Deferred income tax asset	9,185	7,424
Other real estate	1,620	1,635
Bank owned life insurance	29,689	29,475
Other assets	16,921	17,128
Goodwill	4,805	4,805
Total assets	$2,400,901	$2,317,033
Liabilities and Stockholders’ Equity
Deposits	$2,115,234	$2,037,745
Securities sold under repurchase agreements	—	864
Accrued interest and other liabilities	15,644	10,694
Total liabilities	2,130,878	2,049,303
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,522,277 and 10,450,711 shares, respectively	21,045	20,901
Additional paid-in capital	69,140	66,047
Retained earnings	188,839	185,017
Net unrealized losses on available-for-sale securities, net of income taxes of $3,185 and $1,498, respectively	(9,001)	(4,235)
Total stockholders’ equity	270,023	267,730
Total liabilities and stockholders’ equity	$2,400,901	$2,317,033

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$21,833	$19,945
Interest and dividends on securities:
Taxable securities	1,666	1,283
Exempt from Federal income taxes	303	337
Interest on loans held for sale	39	66
Interest on Federal funds sold	154	71
Interest on balances held at depository institutions	67	25
Interest and dividends on restricted securities	32	31
Total interest income	24,094	21,758
Interest expense:
Interest on negotiable order of withdrawal accounts	344	319
Interest on money market and savings accounts	707	446
Interest on time deposits	1,592	1,250
Interest on federal funds purchased	—	8
Interest on securities sold under repurchase agreements	16	1
Total interest expense	2,659	2,024
Net interest income before provision for loan losses	21,435	19,734
Provision for loan losses	1,023	389
Net interest income after provision for loan losses	20,412	19,345
Non-interest income:
Service charges on deposit accounts	1,542	1,429
Other fees and commissions	3,003	2,641
Income on BOLI and annuity contracts	214	222
Gain on sale of loans	1,031	976
Gain (loss) on sale of other real estate	—	24
Gain (loss) on sale of securities	—	(38)
Total non-interest income	5,790	5,254
Non-interest expense:
Salaries and employee benefits	9,823	8,847
Occupancy expenses, net	963	851
Advertising & public relations expense	482	399
Furniture and equipment expense	585	520
Data processing expense	710	646
ATM & interchange expense	684	580
Directors’ fees	149	162
Other operating expenses	2,653	2,232
Total non-interest expense	16,049	14,237
Earnings before income taxes	10,153	10,362
Income taxes	2,673	3,867
Net earnings	$7,480	$6,495
Weighted average number of common shares outstanding-basic	10,507,273	10,360,776
Weighted average number of common shares outstanding-diluted	10,513,076	10,365,717
Basic earnings per common share	$0.71	$0.63
Diluted earnings per common share	$0.71	$0.63
Dividends per share	$0.35	$0.30
See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Net earnings	$7,480	$6,495
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $1,687 and $57, respectively	(4,766)	(89)
Reclassification adjustment for net losses (gains) included in net earnings, net of taxes of $0 and $15, respectively	—	23
Other comprehensive earnings (loss)	(4,766)	(66)
Comprehensive earnings	$2,714	$6,429

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Cash flows from operating activities:
Interest received	$24,710	$23,059
Fees and commissions received	4,545	4,070
Proceeds from sale of loans held for sale	28,865	31,920
Origination of loans held for sale	(28,478)	(24,449)
Interest paid	(2,562)	(2,157)
Cash paid to suppliers and employees	(11,926)	(10,955)
Income taxes paid	(974)	(792)
Net cash provided by operating activities	14,180	20,696
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	928	1,046
Proceeds from maturities, calls, and principal payments of available-for-sale securities	10,210	9,556
Proceeds from the sale of available-for-sale securities	—	12,446
Purchase of available-for-sale securities	(9,118)	(12,563)
Loans made to customers, net of repayments	(76,653)	(48,327)
Purchase of premises and equipment	(3,750)	(2,727)
Proceeds from sale of other real estate	15	2,053
Net cash used in investing activities	(78,368)	(38,516)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	52,874	68,610
Net increase in time deposits	24,615	14,126
Net increase (decrease) in securities sold under repurchase agreements	(864)	773
Dividends paid	(3,658)	(3,096)
Proceeds from sale of common stock pursuant to dividend reinvestment	2,902	2,398
Proceeds from exercise of stock options	235	93
Net cash provided by financing activities	76,104	82,904
Net increase (decrease) in cash and cash equivalents	11,916	65,084
Cash and cash equivalents at beginning of period	95,518	47,918
Cash and cash equivalents at end of period	$107,434	$113,002

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2018 and 2017
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	7,480	6,495
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,389	1,421
Provision for loan losses	1,023	389
Gain on sale of other real estate	—	(24)
Loss on sale of securities	—	38
Stock-based compensation expense	100	79
Decrease (increase) in loans held for sale	(644)	6,495
Increase in deferred tax asset	(74)	(131)
Decrease (increase) in other assets, bank owned life insurance and annuity contract earnings, net	(7)	178
Decrease (increase) in interest receivable	(37)	592
Increase in other liabilities	3,080	2,091
Increase in taxes payable	1,773	3,206
Increase (decrease) in interest payable	97	(133)
Total adjustments	6,700	14,201
Net cash provided by operating activities	$14,180	$20,696

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of taxes of $1,687 and $42 for the three months ended March 31, 2018 and 2017, respectively	$(4,766)	$(66)
Non-cash transfers from loans to other real estate	$—	$80
Non-cash transfers from other real estate to loans	$—	$16
Non-cash transfers from loans to other assets	$—	$2
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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
These consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2017 and March 31, 2018, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

In June 2016, FASB  issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments."  ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on held-to-maturity debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. We are also evaluating the sufficiency of current systems and data needed to comply with this ASU. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In January 2017, FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for us on January 1, 2020, with early adoption permitted for interim or annual impairment tests beginning in 2017. ASU 2017-04 is not expected to have a significant impact on our financial statements.

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

In February 2018, FASB Issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220).”  On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act).  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  The Company elected to adopt this update as of December 31, 2017 and as a result reclassified $697,000 from retained earnings to accumulated other comprehensive income.

Other than those previously discussed, there were no other recently issued accounting pronouncements that may materially impact the Company.

Subsequent Events  - Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Wilson Bank Holding Company evaluated all events or transactions that occurred after March 31, 2018 through the date of the issued financial statements.

Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at March 31, 2018 and December 31, 2017:

	(In Thousands)
	March 31, 2018	December 31, 2017
Mortgage loans on real estate
Residential 1-4 family	$412,919	$406,667
Multifamily	92,322	91,992
Commercial	691,320	661,223
Construction and land development	429,689	392,039
Farmland	30,065	34,212
Second mortgages	9,077	8,952
Equity lines of credit	65,404	60,650
Total mortgage loans on real estate	1,730,796	1,655,735
Commercial loans	50,797	47,939
Agricultural loans	1,833	1,665
Consumer installment loans
Personal	38,554	39,624
Credit cards	3,463	3,385
Total consumer installment loans	42,017	43,009
Other loans	9,732	10,193
Total loans before net deferred loan fees	1,835,175	1,758,541
Net deferred loan fees	(7,446)	(7,379)
Total loans	1,827,729	1,751,162
Less: Allowance for loan losses	(24,846)	(23,909)
Net loans	$1,802,883	$1,727,253

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

Transactions in the allowance for loan losses for the three months ended March 31, 2018 and year ended December 31, 2017 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2018
Allowance for loan losses:
Beginning balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Provision	555	5	111	200	(59)	2	45	25	139	1,023
Charge-offs	—	—	—	(2)	—	—	—	—	(235)	(237)
Recoveries	6	—	—	22	—	—	—	2	121	151
Ending balance	$5,717	1,016	9,378	6,314	428	96	768	428	701	24,846
Ending balance individually evaluated for impairment	$946	—	328	—	—	—	—	—	—	1,274
Ending balance collectively evaluated for impairment	$4,771	1,016	9,050	6,314	428	96	768	428	701	23,572
Loans:
Ending balance	$412,919	92,322	691,320	429,689	30,065	9,077	65,404	50,797	53,582	1,835,175
Ending balance individually evaluated for impairment	$4,136	—	2,487	903	310	—	—	—	—	7,836
Ending balance collectively evaluated for impairment	$408,783	92,322	688,833	428,786	29,755	9,077	65,404	50,797	53,582	1,827,339

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Provision	675	172	(414)	586	(168)	(10)	45	9	786	1,681
Charge-offs	(118)	—	—	—	(3)	(11)	—	—	(1,090)	(1,222)
Recoveries	28	—	140	121	—	3	3	6	418	719
Ending balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Ending balance individually evaluated for impairment	$136	—	291	—	—	—	—	—	—	427
Ending balance collectively evaluated for impairment	$5,020	1,011	8,976	6,094	487	94	723	401	676	23,482
Loans:
Ending balance	$406,667	91,992	661,223	392,039	34,212	8,952	60,650	47,939	54,867	1,758,541
Ending balance individually evaluated for impairment	$2,678	—	3,046	1,182	—	—	—	—	—	6,906
Ending balance collectively evaluated for impairment	$403,989	91,992	658,177	390,857	34,212	8,952	60,650	47,939	54,867	1,751,635

Impaired Loans
At March 31, 2018, the Company had certain impaired loans of $2.1 million which were on non-accruing interest status. At December 31, 2017, the Company had certain impaired loans of $1.7 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at March 31, 2018 and December 31, 2017.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2018
With no related allowance recorded:
Residential 1-4 family	$2,284	2,321	—	2,299	35
Multifamily	—	—	—	—	—
Commercial real estate	324	323	—	609	4
Construction	906	903	—	1,046	13
Farmland	310	310	—	155	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,824	3,857	—	4,109	52
With allowance recorded:
Residential 1-4 family	$1,870	2,041	946	1,140	14
Multifamily	—	—	—	—	—
Commercial real estate	2,165	2,164	328	2,161	4
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$4,035	4,205	1,274	3,301	18
Total
Residential 1-4 family	$4,154	4,362	946	3,439	49
Multifamily	—	—	—	—	—
Commercial real estate	2,489	2,487	328	2,770	8
Construction	906	903	—	1,046	13
Farmland	310	310	—	155	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,859	8,062	1,274	7,410	70

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Residential 1-4 family	$2,314	2,322	—	742	103
Multifamily	—	—	—	—	—
Commercial real estate	893	889	—	902	39
Construction	1,185	1,182	—	1,354	64
Farmland	—	—	—	26	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$4,392	4,393	—	3,024	206
With allowance recorded:
Residential 1-4 family	$409	581	136	461	29
Multifamily	—	—	—	—	—
Commercial real estate	2,157	2,157	291	2,894	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,566	2,738	427	3,355	46
Total:
Residential 1-4 family	$2,723	2,903	136	1,203	132
Multifamily	—	—	—	—	—
Commercial real estate	3,050	3,046	291	3,796	56
Construction	1,185	1,182	—	1,354	64
Farmland	—	—	—	26	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,958	7,131	427	6,379	252
Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses that the Bank may otherwise incur. These loans are classified as impaired loans and, if on non-accruing status as of the date of restructuring, the loans are included in the nonperforming loan balances. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date.

Troubled Debt Restructuring
The Bank’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring ("TDR"), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

The following table summarizes the carrying balances of TDRs at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(In thousands)
Performing TDRs	$1,710	$2,250
Nonperforming TDRs	1,261	1,834
Total TDRS	$2,971	$4,084

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the three months ended March 31, 2018 and the year ended December 31, 2017 (in thousands, except for number of contracts):

	March 31, 2018			December 31, 2017
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	6	$610	$535
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Farmland	1	310	310	1	86	86
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	1	3	3
Total	1	$310	$310	8	$699	$624

As of March 31, 2018 the Company had two loan relationships totaling $413,000 that had been previously classified as a TDR subsequently default within twelve months of restructuring. As of December 31, 2017, the Company had one loan relationship totaling $103,000 that had been previously classified as a TDR subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of March 31, 2018 and December 31, 2017, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $341,000 and $201,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $16.7 million at March 31, 2018 and $16.2 million at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
The following summary presents the Bank's loan balances by primary loan classification and the amount classified within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard and doubtful which are defined as follows:

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

The following table is a summary of the Bank’s loan portfolio by risk rating at March 31, 2018 and December 31, 2017:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
March 31, 2018
Credit Risk Profile by Internally Assigned Rating
Pass	$400,952	92,322	688,446	429,208	29,379	8,688	65,257	50,797	53,419	1,818,468
Special Mention	5,273	—	640	80	122	248	—	—	78	6,441
Substandard	6,694	—	2,234	401	564	141	147	—	85	10,266
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$412,919	92,322	691,320	429,689	30,065	9,077	65,404	50,797	53,582	1,835,175
December 31, 2017
Credit Risk Profile by Internally Assigned Rating
Pass	$395,664	91,992	657,456	391,778	33,500	8,765	60,553	47,937	54,697	1,742,342
Special Mention	5,677	—	646	84	125	43	41	2	77	6,695
Substandard	5,326	—	3,121	177	587	144	56	—	93	9,504
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$406,667	91,992	661,223	392,039	34,212	8,952	60,650	47,939	54,867	1,758,541

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$74,692	$—	$3,576	$71,116
Mortgage-backed:
GSE residential	196,569	341	5,985	190,925
Asset-backed:
SBAP	25,261	10	1,149	24,122
Obligations of states and political subdivisions	40,244	—	1,827	38,417
	$336,766	$351	$12,537	$324,580

	March 31, 2018
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$9,532	$12	$374	$9,170
Obligations of states and political subdivisions	21,958	42	568	21,432
	$31,490	$54	$942	$30,602

	December 31, 2017
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$74,690	$4	$1,714	$72,980
Mortgage-backed:
GSE residential	200,175	302	2,551	197,926
Asset-backed:
SBAP	26,387	—	789	25,598
Obligations of states and political subdivisions	37,197	7	992	36,212
	$338,449	$313	$6,046	$332,716

	December 31, 2017
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$9,886	$31	$156	$9,761
Obligations of states and political subdivisions	22,594	66	310	22,350
	$32,480	$97	$466	$32,111

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$3,698	$3,696	$—	$—
Due after one year through five years	6,496	6,501	23,881	23,219
Due after five years through ten years	10,255	9,855	130,640	124,982
Due after ten years	11,041	10,550	182,245	176,379
	$31,490	$30,602	$336,766	$324,580
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2018	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$4,179	$126	6	$4,769	$248	5	$8,948	$374
Obligations of states and political subdivisions	9,277	61	26	7,028	507	18	16,305	568
	$13,456	$187	32	$11,797	$755	23	$25,253	$942
Available-for-Sale Securities:
GSEs	$16,821	$619	9	$54,295	$2,957	21	$71,116	$3,576
Mortgage-backed:
GSE residential	92,250	2,648	43	76,041	3,337	55	168,291	5,985
Asset-backed: SBAP	7,246	276	6	15,773	873	8	23,019	1,149
Obligations of states and political subdivisions	17,279	380	28	21,138	1,447	56	38,417	1,827
	$133,596	$3,923	86	$167,247	$8,614	140	$300,843	$12,537

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2017	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$3,316	$21	4	$5,206	$135	5	$8,522	$156
Obligations of states and political subdivisions	10,137	46	27	7,278	264	18	17,415	310
	$13,453	$67	31	$12,484	$399	23	$25,937	$466
Available-for-Sale Securities:
GSEs	$16,099	$190	8	$55,726	$1,524	21	$71,825	$1,714
Mortgage-backed:
GSE residential	92,180	769	43	81,434	1,782	54	173,614	2,551
Asset-backed: SBAP	9,087	181	7	16,510	608	8	25,597	789
Obligations of states and political subdivisions	12,128	113	22	21,762	879	56	33,890	992
	$129,494	$1,253	80	$175,432	$4,793	139	$304,926	$6,046
Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$7,480	$6,495
Denominator – Weighted average number of common shares outstanding	10,507,273	10,360,776
Basic earnings per common share	$0.71	$0.63
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$7,480	$6,495
Denominator – Weighted average number of common shares outstanding	10,507,273	10,360,776
Dilutive effect of stock options	5,803	4,941
Weighted average diluted common shares outstanding	10,513,076	10,365,717
Diluted earnings per common share	$0.71	$0.63

Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2018, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2018.
As of March 31, 2018, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2014 through 2017 and the IRS for the years ended December 31, 2015 through 2017.
In December 2017, the Tax Cuts and Jobs Act was signed into law. As a result, the statutory corporate tax rate was lowered from 35% to 21%, effective January 1, 2018.

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
Standby letters of credit are generally issued on behalf of an applicant (the Bank's customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated sooner due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from the Bank under certain prescribed circumstances. Subsequently, the Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2018 is as follows:

Commitments to extend credit	$602,140,000
Standby letters of credit	$70,530,000

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2018 will not have a material impact on the Company’s financial statements.
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

The following tables present the financial instruments carried at fair value as of March 31, 2018 and December 31, 2017, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2018
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$71,116	—	71,116	—
Mortgage-backed securities	190,925	—	190,925	—
Asset-backed securities	24,122	—	24,122	—
State and municipal securities	38,417	803	37,614	—
Total investment securities available-for-sale	324,580	803	323,777	—
Loans held for sale	5,750	—	5,750	—
Other assets	29,689	—	—	29,689
Total assets at fair value	$360,019	803	329,527	29,689
December 31, 2017
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$72,980	—	72,980	—
Mortgage-backed securities	197,926	—	197,926	—
Asset-backed securities	25,598	—	25,598	—
State and municipal securities	36,212	—	36,212	—
Total investment securities available-for-sale	332,716	—	332,716	—
Loans held for sale	5,106	—	5,106	—
Other assets	29,475	—	—	29,475
Total assets at fair value	$367,297	—	337,822	29,475

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2018
Other real estate owned	$1,620	—	—	1,620
Impaired loans, net (¹)	6,585	—	—	6,585
Total	$8,205	—	—	8,205
December 31, 2017
Other real estate owned	$1,635	—	—	1,635
Impaired loans, net (¹)	6,531	—	—	6,531
Total	$8,166	—	—	8,166

(1)	Amount is net of a valuation allowance of $1,274,000 at March 31, 2018 and $427,000 at December 31, 2017 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2018 and December 31, 2017:

	Valuation Techniques (¹)	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Other real estate owned	Appraisal	Estimated costs to sell	10%

(¹)
The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2018, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2018 and 2017 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2018		2017
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$29,475	—	$28,616	—
Total realized gains included in income	214	—	222	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$29,689	—	$28,838	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$214	—	$222	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and December 31, 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
Deposits and Securities sold under agreements to repurchase — Fair values for deposits and securities sold under agreements to repurchase are estimated using discounted cash flow models, using current market interest rates offered on deposits with similar remaining maturities.
Off-Balance Sheet Instruments — The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Financial assets:
Securities held-to-maturity	$31,490	30,602	—	30,602	—
Loans, net	1,802,883	1,793,105	—	—	1,793,105
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,115,234	1,847,706	—	—	1,847,706
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2017
Financial assets:
Securities held-to-maturity	$32,480	32,111	—	32,111	—
Loans, net	1,727,253	1,724,937	—	—	1,724,937
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,038,609	1,812,011	—	—	1,812,011
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Equity Incentive Plans

In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”). The Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiary. Furthermore, the Company and its subsidiary could reserve additional shares for issuance under the 1999 Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the 1999 Stock Option Plan is equal to five percent (5%) of the shares of common stock then issued and outstanding. The 1999 Stock Option Plan terminated on April 13, 2009, and no additional rewards may be issued under the 1999 Stock Option Plan. The awards granted under the 1999 Stock Option Plan prior to the plan's termination will remain outstanding until exercised or otherwise terminated.

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 100,000 shares. As of March 31, 2018, the Company has available to grant 51,222 options to employees pursuant to the 2009 Stock Option Plan.

Under the 2009 Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2018, the Company has 500,170 shares remaining available for issuance under the 2016 Equity Incentive Plan.

As of March 31, 2018, the Company had outstanding 152,981 stock options with a weighted average price of $38.62 and 126,565 cash-settled stock appreciation rights each with a weighted average price of $40.53.

The following tables summarize information about stock options and cash-settled SARs for the three months ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	285,780	$39.31	$183,847	$38.08
Granted	2,500	44.75	105,833	40.78
Exercised	7,234	35.30	3,286	28.03
Forfeited or expired	1,500	36.60	322	24.13
Outstanding at end of period	279,546	$39.48	$286,072	$39.21
Options and SARs exercisable at March 31	59,378	$37.77	$15,382	$29.59

As of March 31, 2018, there was $2,458,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.73 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) the impact of increased competition with other financial institutions, including pricing pressures (including those resulting from the Tax Cuts and Jobs Act), and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) the deterioration of the economy in the Company’s market areas, (v) fluctuations in interest rates on loans and deposits and fluctuations that affect the yield curve, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, (xiii) the vulnerability of our network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xiv) the possibility of additional increases to compliance costs as a result of increased regulatory oversight, (xv) loss of key personnel, and (xvi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Results of Operations
Net earnings increased 15.17% to $7,480,000 for the three months ended March 31, 2018 from $6,495,000 in the first three months of 2017. The increase in net earnings during the three months ended March 31, 2018 as compared to the prior year comparable period was primarily due to an increase in net interest income, reflecting an increase in loan balances between the relevant periods, an increase in non-interest income, and a decrease in income taxes due to the passage of the Tax Cuts and Jobs Act, partially offset by an increase in non-interest expense.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three-month periods ended March 31, 2018 and March 31, 2017 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,793,434	4.97%	$21,833	$1,706,032	4.77%	$19,945
Investment securities—taxable	318,898	2.12	1,666	275,079	1.89	1,283
Investment securities—tax exempt	46,226	2.66	303	68,466	2.00	337
Taxable equivalent adjustment	—	0.71	81	—	1.03	174
Total tax-exempt investment securities	46,226	3.37	384	68,466	3.03	511
Total investment securities	365,124	2.28	2,050	343,545	2.12	1,794
Loans held for sale	4,959	3.19	39	6,584	4.07	66
Federal funds sold	37,500	1.67	154	41,310	0.70	71
Accounts with depository institutions	29,654	0.92	67	25,692	0.39	25
Restricted equity securities	3,012	4.31	32	3,012	4.17	31
Total earning assets	2,233,683	4.41	24,175	2,126,175	4.21	21,932
Cash and due from banks	11,290			10,116
Allowance for loan losses	(24,108)			(22,722)
Bank premises and equipment	55,684			45,575
Other assets	66,642			69,880
Total assets	$2,343,191			$2,229,024

Deposits:
Negotiable order of withdrawal accounts	$495,525	0.28%	$344	$466,726	0.28%	$319
Money market demand accounts	652,597	0.34	554	627,355	0.21	330
Time Deposits	529,861	1.22	1,592	522,512	0.97	1,250
Other savings	139,089	0.45	153	128,324	0.37	116
Total interest-bearing deposits	1,817,072	0.59	2,643	1,744,917	0.47	2,015
Securities sold under repurchase agreements	4,233	1.53	16	942	0.43	1
Federal funds purchased	—	—	—	4,776	0.68	8
Total interest-bearing liabilities	1,821,305	0.59	2,659	1,750,635	0.47	2,024
Non-interest bearing deposits	241,532			223,371
Other liabilities	11,681			6,435
Stockholders’ equity	268,673			248,583
Total liabilities and stockholders’ equity	$2,343,191			$2,229,024
Net interest income, on a tax equivalent basis			$21,516			$19,908
Net yield on earning assets (2)		3.93%			3.82%
Net interest spread (3)		3.82%			3.74%
(1) Loan fees of $1.9 million and $1.7 million are included in interest income in 2018 and 2017, respectively.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the three months ended March 31, 2018 and 2017 was 3.93% and 3.82%, respectively. The net interest spread was 3.82% and 3.74%, for the three months ended March 31, 2018 and the three months ended March 31, 2017, respectively. The yield on loans increased during the first three months of 2018 when compared to the comparable period in 2017 primarily as a result of recent increases in rates enacted by the Federal Reserve and management's ability to invest in higher yielding securities. The rate we pay on our deposits and other funding sources increased slightly in the three months ended March 31, 2018 when compared to the comparable period in 2017 as we increased the rates we are paying on all of our deposit products as a result of competitive pressures in our markets and increases in short-term rates.
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth and an increase in loan yields, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $2,336,000, or 10.74%, during the three months ended March 31, 2018 as compared to the same period in 2017. The ratio of average earning assets to total average assets was 95.3% for the three months ended March 31, 2018 and 95.4% for the three months ended March 31, 2017.
Interest expense increased $635,000, or 31.37%, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase for the three months ended March 31, 2018 as compared to the prior year's comparable period was primarily due to an increase in the rate and volume of average interest bearing deposits, reflecting a rising interest rate environment and competitive pressures in our markets.
Provision for Loan Losses
The allowance for loan losses totaled $24,846,000 as of March 31, 2018 compared to $23,909,000 as of December 31, 2017 and $22,987,000 as of March 31, 2017. An analytical model based on historical loss experience, current trends and economic conditions is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first three months of 2018 totaled approximately $86,000 compared to approximately $133,000 in net charge-offs during the first three months of 2017. Based on management's quarterly assessment of the adequacy of the allowance for loan losses, the provision for loan losses during the three months ended March 31, 2018 was $1,023,000, up $634,000 from the $389,000 incurred in the first three months of 2017. The increase in provision is attributed to an increase in the volume of loans originated during the period.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers' ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting growth in the loan portfolio, the allowance for loan losses was $24,846,000 at March 31, 2018, an increase of 3.92% from $23,909,000 at December 31, 2017. Also due to growth in the loan portfolio since March 31, 2017, the allowance for loan losses increased $1,859,000, or 8.09%, from March 31, 2017 and increased as a percentage of total loans between the two periods. The allowance for loan losses was 1.36%, 1.37%, and 1.32% of total loans at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

Management believes the allowance for loan losses at March 31, 2018 to be adequate, but if future economic conditions are materially different from management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, gain on sale of loans, gain on sale of other real estate and gain (loss) on sale of securities. Total non-interest income for the three months ended March 31, 2018 increased 10.20% to $5,790,000 from $5,254,000 for the same period in 2017.The Company’s non-interest income in the first three months of 2018 increased from the first three months of 2017 mainly due to an increase in other fees and commissions, an increase in service charges on deposit accounts, and an increase in the gain on sale of loans, partially offset by a decrease in income on BOLI and annuity contracts and a decrease on the gain on sale of other real estate. Other fees and commissions increased $362,000, or 13.71%, to $3,003,000 during the three months ended March 31, 2018 compared to the same period in 2017, due to an increase in brokerage income, debit card interchange fee income and credit card interchange fee income. Brokerage income increased due to the addition of a financial advisor and higher recurring income due to higher stock market values in the first quarter of 2018 when compared to the comparable period in 2017. The increase in debit card interchange fee income and credit card interchange fee income resulted from an increase in the number and volume of debit and credit card holders and transactions, respectively. Service charges on deposit accounts increased

$113,000, or 7.91%, to $1,542,000 during the three months ended March 31, 2018 compared to the same period in 2017, primarily resulting from an increase in the number of consumer checking accounts. Gain on the sale of loans increased $55,000, or 5.64%, to $1,031,000 during the three months ended March 31, 2018 compared to the same period in 2017, due to an increase in the volume of mortgage loans sold in the secondary market.
Non-Interest Expense
Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, and other operating expenses. Total non-interest expense increased $1,812,000, or 12.73%, during the first three months of 2018 compared to the same period in 2017. The increase in non-interest expense for the three months ended March 31, 2018 when compared to the comparable period in 2017 is primarily attributable to an increase in salaries and employee benefits, occupancy expense, and other operating expenses. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growth in operations and branch expansion. The increase in occupancy expense is primarily attributable the opening of a new branch in Davidson County in the third quarter of 2017. The increase in other operating expenses is due to increased account servicing costs associated with an increase in consumer checking accounts and brokerage accounts.
The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow.
Income Taxes
The Company’s income tax expense was $2,673,000 for the three months ended March 31, 2018, a decrease of $1,194,000 over the comparable period in 2017. The percentage of income tax expense to net income before taxes was 26.33% and 37.32% for the three months ended March 31, 2018 and March 31, 2017. The decrease in income tax expense as well as the percentage of income expense to earnings before taxes is primarily due to the recent changes in federal statutory corporate tax rates. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Act"), a tax reform bill which, among other items, reduces the current corporate federal statutory tax rate to 21% from 35%. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased 3.62% to $2,400,901,000 during the three months ended March 31, 2018 from $2,317,033,000 at December 31, 2017. Loans, net of allowance for loan losses, totaled $1,802,883,000 at March 31, 2018, a 4.38% increase compared to $1,727,253,000 at December 31, 2017. The increase in loans resulted from an overall increase in demand for construction loans and 1-4 family residential loans, along with an increase in marketing efforts that concentrate on increasing the volume of loans. We operate in a market area that is experiencing economic growth, particularly growth in new jobs due to the opening of several new distribution centers which caused our construction and residential 1-4 family portfolios to increase as of March 31, 2018, when compared to December 31, 2017. Real estate construction loans increased 9.60% and 31.46%, respectively, from December 31, 2017 and March 31, 2017 to March 31, 2018, and comprised 23.41% of the Company’s loan portfolio at March 31, 2018, compared to 22.29% at December 31, 2017 and 18.73% at March 31, 2017. The increase in real estate construction loans reflected the overall increase in demand for such loans in the overall economy and the Company’s market. Because of increases in our construction portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages are now monitored and administered by a Credit Administration Department independent of the lending function. The Bank continues to seek to diversify its real estate portfolio as it seeks to lessen concentrations in any one type of loan.
Securities decreased $9,126,000, or 2.50%, to $356,070,000 at March 31, 2018 from $365,196,000 at December 31, 2017 as a result of management's decision to reinvest cash flow from securities' principal payments into higher yielding assets and due to decreases in the fair market value resulting from a rising rate environment. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2018 was 2.36% with a weighted average life of 6.34 years, as compared to an average yield of 2.30% and a weighted average life of 6.17 years at December 31, 2017. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations. Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. No securities have been classified as trading securities.
The increase in deposits combined with the decrease in securities outpaced loan growth causing federal funds sold to increase to $15,000,000 at March 31, 2018 from $0 at December 31, 2017 and interest bearing deposits at other banks to increase to $52,092,000 at March 31, 2018 from $44,465,000 at December 31, 2017.
Total liabilities increased by 3.98% to $2,130,878,000 at March 31, 2018 compared to $2,049,303,000 at December 31, 2017. The increase in total liabilities since December 31, 2017 was composed of a $77,489,000, or 3.80%, increase in total deposits and a $4,950,000, or 46.29%, increase in accrued interest and other liabilities. The increase in total deposits was primarily attributable to branch expansion that resulted in the opening of new accounts. The increase in accrued interest and other liabilities was primarily attributable to an increase in employee bonus payable as well as an increase in escrow tax payable.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2018 and December 31, 2017.
Loans on Nonaccrual Status

	In Thousands
	March 31, 2018	December 31, 2017
Residential 1-4 family	$—	$—
Multifamily	—	—
Commercial real estate	1,741	1,729
Construction	—	—
Farmland	310	310
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	1
Total	$2,051	$2,040

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2018
Residential 1-4 family	$2,532	717	598	3,847	409,072	412,919	$598
Multifamily	—	—	—	—	92,322	92,322	—
Commercial real estate	279	—	1,741	2,020	689,300	691,320	—
Construction	259	226	113	598	429,091	429,689	113
Farmland	192	—	310	502	29,563	30,065	—
Second mortgages	185	87	—	272	8,805	9,077	—
Equity lines of credit	179	10	103	292	65,112	65,404	103
Commercial	163	2	—	165	50,632	50,797	—
Agricultural, installment and other	387	133	31	551	53,031	53,582	31
Total	$4,176	1,175	2,896	8,247	1,826,928	1,835,175	$845
December 31, 2017
Residential 1-4 family	$3,631	524	673	4,828	401,839	406,667	$673
Multifamily	—	—	—	—	91,992	91,992	—
Commercial real estate	—	83	1,729	1,812	659,411	661,223	—
Construction	433	—	113	546	391,493	392,039	113
Farmland	112	—	310	422	33,790	34,212	—
Second mortgages	—	—	2	2	8,950	8,952	2
Equity lines of credit	—	—	41	41	60,609	60,650	41
Commercial	2	137	—	139	47,800	47,939	—
Agricultural, installment and other	432	57	149	638	54,229	54,867	148
Total	$4,610	801	3,017	8,428	1,750,113	1,758,541	$977

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2018 totaled $2,896,000, a decrease from $3,017,000 at December 31, 2017. The decrease in non-performing loans during the three months ended March 31, 2018 of $121,000 is due primarily to certain non-performing residential 1-4 family, second mortgages, and agriculture, installment and other loans that demonstrated payment performance in the first quarter of 2018 and thus were classified as performing as of March 31, 2018. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

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

At March 31, 2018 the Company had impaired loans of $7,859,000 up from $6,958,000 at December 31, 2017. The increase in impaired loans during the three months ended March 31, 2018 as compared to December 31, 2017 was due to the addition of two loan relationships, partially offset by the pay-off of one large impaired loan. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $1,113,000 to $2,971,000 from December 31, 2017 to March 31, 2018 due to the pay off of two loan relationships that were classified as TDRs at December 31, 2017.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the three months ended March 31, 2018 were $86,000 as compared to $133,000 in net charge-offs for the same period in 2017. Overall, the Bank has continued to experience a stabilization in past dues and nonaccruals and is experiencing fewer foreclosures than it experienced in the recession.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $27,780,000 . At March 31, 2018, the internally classified loans had increased $508,000, or 3.14%, to $16,707,000 from $16,199,000 at December 31, 2017. Classified loan balances have remained relatively consistent due to current favorable economic conditions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at March 31, 2018 was real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $13,670,000 and $12,260,000 at March 31, 2018 and December 31, 2017, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The $1,410,000 increase in internally graded residential real estate loans was due to the downgrade of one large loan relationship. Overall, the Bank continues to experience a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at March 31, 2018 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At March 31, 2018, the Company’s liquid assets totaled $183.0 million. Additionally, as of March 31, 2018, the Company had available approximately $106.1 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At March 31, 2018, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets, and in a rising rate environment liability sensitivity could cause net interest margin to experience compression which would negatively impact net interest income. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2018, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(8.39)%	(2.75)%	(2.11)%	(4.42)%	(7.11)%
EVE	(15.07)%	(5.29)%	(0.62)%	(2.16)%	(4.30)%

(1)
Because certain current interest rates are at or below 1.00% or 2.00%, the downward shock assumes that certain corresponding interest rates reflects a decrease of less than the full 100 or 200 basis point downward shock, as applicable.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At March 31, 2018, securities totaling approximately $32,328,000 mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2018, loans totaling approximately $460,154,000 either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, at March 31, 2018, certificates of deposit of $250,000 or greater totaling approximately $38,027,000 will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
At March 31, 2018, we had unfunded loan commitments outstanding of $602,140,000 and outstanding standby letters of credit of $70,530,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At March 31, 2018, total stockholders’ equity was $270,023,000, or 11.25% of total assets, which compares with $267,730,000, or 11.55% of total assets, at December 31, 2017. The dollar increase in stockholders’ equity during the three months ended March 31, 2018 results from the Company’s net income of $7,480,000, proceeds from the issuance of common stock related to exercise of stock options of $235,000, the net effect of a $6,453,000 unrealized loss on investment securities net of applicable income tax benefit of $1,687,000, cash dividends declared of $3,658,000 of which $2,902,000 was reinvested under the Company’s dividend reinvestment plan and $100,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of March 31, 2018 and December 31, 2017, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not be subject to a written agreement, order or directive to maintain a specific capital level.

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2018
Total capital to risk weighted assets:
Consolidated	$299,391	13.9%	$212,097	9.875%	$214,782	10.0%
Wilson Bank	298,458	13.9	212,098	9.875	214,783	10.0
Tier 1 capital to risk weighted assets:
Consolidated	274,218	12.8	169,142	7.875	128,870	6.0
Wilson Bank	273,285	12.7	169,141	7.875	171,826	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	274,218	12.8	136,924	6.375	N/A	N/A
Wilson Bank	273,285	12.7	136,924	6.375	139,609	6.5
Tier 1 capital to average assets:
Consolidated	274,218	11.6	94,262	4.0	N/A	N/A
Wilson Bank	273,285	11.7	93,444	4.0	116,804	5.0

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2017
Total capital to risk weighted assets:
Consolidated	$291,395	14.2%	$189,658	9.250%	$205,036	10.0%
Wilson Bank	289,824	14.1	189,618	9.250	204,992	10.0
Tier 1 capital to risk weighted assets:
Consolidated	267,159	13.0	148,651	7.250	123,021	6.0
Wilson Bank	265,588	13.0	148,619	7.250	163,994	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	267,159	13.0	117,895	5.750	N/A	N/A
Wilson Bank	265,588	13.0	117,871	5.750	133,245	6.5
Tier 1 capital to average assets:
Consolidated	267,159	11.9	90,110	4.0	N/A	N/A
Wilson Bank	265,588	11.5	92,062	4.0	115,078	5.0
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
The guidelines under Basel III establish a 2.5% capital conservation buffer requirement that is phased in over four years beginning January 1, 2016. The buffer is related to Risk Weighted Assets. In order to avoid limitations on capital distributions such as dividends and certain discretionary bonus payments to executive officers, a banking organization must maintain capital ratios above the minimum ratios including the buffer. The Basel III minimum requirements after giving effect to the buffer as of January 1, of each year presented are as follows:

	2016	2017	2018	2019
Common Equity Tier I Ratio	5.125%	5.75%	6.375%	7.0%
Tier I Capital to Risk Weighted Assets Ratio	6.625%	7.25%	7.875%	8.5%
Total Capital to Risk Weighted Assets Ratio	8.625%	9.25%	9.875%	10.5%
The requirements of Basel III also place more restrictions on the inclusion of deferred tax assets and capitalized mortgage servicing rights as a percentage of Tier I Capital. In addition, the risk weights assigned to certain assets such as past due loans and certain real estate loans have been increased.
The requirements of Basel III allowed banks and bank holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and Wilson Bank have opted out of this requirement.
The application of these more stringent capital requirements to the Company and Wilson Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company and Wilson Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or Wilson Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and Wilson Bank’s ability to make distributions, including paying dividends or buying back shares.
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
There have been no material changes in reported market risks during the three months ended March 31, 2018.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 9, 2018	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 9, 2018	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer