Form 10-Q
period 2018-06-30
WILSON BANK HOLDING CO
filed 2018-08-08
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Common stock outstanding: 10,622,022 shares at August 8, 2018

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017

	(Unaudited)	(Audited)
	June 30, 2018	December 31, 2017
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,906,488	$1,751,162
Less: Allowance for loan losses	(25,738)	(23,909)
Net loans	1,880,750	1,727,253
Securities:
Held to maturity, at cost (market value $27,376 and $32,111, respectively)	28,206	32,480
Available-for-sale, at market (amortized cost $291,118 and $338,449, respectively)	278,191	332,716
Total securities	306,397	365,196
Loans held for sale	3,021	5,106
Interest bearing deposits	84,529	83,787
Restricted equity securities	3,012	3,012
Federal funds sold	2,000	—
Total earning assets	2,279,709	2,184,354
Cash and due from banks	10,355	11,731
Bank premises and equipment, net	58,752	54,215
Accrued interest receivable	6,279	6,266
Deferred income tax asset	9,541	7,424
Other real estate	1,941	1,635
Bank owned life insurance	29,896	29,475
Other assets	18,572	17,128
Goodwill	4,805	4,805
Total assets	$2,419,850	$2,317,033
Liabilities and Stockholders’ Equity
Deposits	$2,127,326	$2,037,745
Securities sold under repurchase agreements	—	864
Accrued interest and other liabilities	15,528	10,694
Total liabilities	2,142,854	2,049,303
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,524,670 and 10,450,711 shares, respectively	21,049	20,901
Additional paid-in capital	69,346	66,047
Retained earnings	196,149	185,017
Net unrealized losses on available-for-sale securities, net of income taxes of $3,379 and $1,498, respectively	(9,548)	(4,235)
Total stockholders’ equity	276,996	267,730
Total liabilities and stockholders’ equity	$2,419,850	$2,317,033

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$23,347	$20,924	$45,180	$40,869
Interest and dividends on securities:
Taxable securities	1,602	1,351	3,268	2,634
Exempt from Federal income taxes	298	308	601	645
Interest on loans held for sale	42	67	81	133
Interest on Federal funds sold	18	23	30	35
Interest on balances held at depository institutions	209	163	418	247
Interest and dividends on restricted securities	32	35	64	66
Total interest income	25,548	22,871	49,642	44,629
Interest expense:
Interest on negotiable order of withdrawal accounts	430	311	774	630
Interest on money market and savings accounts	883	484	1,590	930
Interest on time deposits	1,782	1,298	3,374	2,548
Interest on federal funds purchased	2	—	2	8
Interest on securities sold under repurchase agreements	—	1	16	2
Total interest expense	3,097	2,094	5,756	4,118
Net interest income before provision for loan losses	22,451	20,777	43,886	40,511
Provision for loan losses	1,090	420	2,113	809
Net interest income after provision for loan losses	21,361	20,357	41,773	39,702
Non-interest income:
Service charges on deposit accounts	1,669	1,494	3,211	2,923
Other fees and commissions	3,805	3,530	6,808	6,171
Income on BOLI and annuity contracts	207	219	421	441
Gain on sale of loans	993	1,114	2,024	2,090
Gain on the sale of fixed assets	—	8	—	8
Gain on sale of other real estate	—	30	—	54
Loss on sale of securities	(571)	—	(571)	(38)
Total non-interest income	6,103	6,395	11,893	11,649
Non-interest expense:
Salaries and employee benefits	10,733	9,177	20,556	18,173
Occupancy expenses, net	1,092	934	2,055	1,785
Advertising & public relations expense	759	690	1,241	1,089
Furniture and equipment expense	659	524	1,244	1,044
Data processing expense	743	735	1,453	1,381
ATM & interchange expense	737	633	1,421	1,213
Directors’ fees	130	151	279	313
Other operating expenses	2,810	2,520	5,463	4,603
Loss on sale of other assets	3	2	3	2
Total non-interest expense	17,666	15,366	33,715	29,603
Earnings before income taxes	9,798	11,386	19,951	21,748
Income taxes	2,489	4,398	5,162	8,265
Net earnings	$7,309	$6,988	$14,789	$13,483
Weighted average number of common shares outstanding-basic	10,523,556	10,381,860	10,515,460	10,371,377
Weighted average number of common shares outstanding-diluted	10,530,926	10,387,076	10,521,739	10,376,408
Basic earnings per common share	$0.69	$0.67	$1.41	$1.30
Diluted earnings per common share	$0.69	$0.67	$1.41	$1.30
Dividends per share	$—	$—	$0.35	$0.30
See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Net earnings	$7,309	$6,988	$14,789	$13,483
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $343, $1,381, $2,030 and $1,324, respectively	(969)	2,224	(5,735)	2,135
Reclassification adjustment for net losses on the sale of securities included in net earnings, net of taxes of $149, $0, $149 and $15, respectively	422	—	422	23
Other comprehensive earnings (loss)	(547)	2,224	(5,313)	2,158
Comprehensive earnings	$6,762	$9,212	$9,476	$15,641

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Cash flows from operating activities:
Interest received	$50,868	$46,846
Fees and commissions received	10,019	9,094
Proceeds from sale of loans held for sale	57,324	70,214
Origination of loans held for sale	(53,215)	(60,569)
Interest paid	(5,555)	(4,220)
Cash paid to suppliers and employees	(27,836)	(24,622)
Income taxes paid	(6,221)	(9,447)
Net cash provided by operating activities	25,384	27,296
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	4,146	2,737
Proceeds from maturities, calls, and principal payments of available-for-sale securities	19,674	18,176
Proceeds from the sale of available-for-sale securities	35,093	12,446
Purchase of available-for-sale securities	(9,118)	(12,563)
Loans made to customers, net of repayments	(155,938)	(45,299)
Purchase of premises and equipment	(6,172)	(5,863)
Proceeds from sale of other real estate	15	2,583
Proceeds from sale of other assets	4	1
Net cash used in investing activities	(112,296)	(27,782)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	71,232	70,427
Net increase in time deposits	18,349	16,412
Net increase (decrease) in securities sold under repurchase agreements	(864)	793
Dividends paid	(3,658)	(3,096)
Proceeds from sale of common stock pursuant to dividend reinvestment	2,902	2,398
Proceeds from exercise of stock options	317	99
Net cash provided by financing activities	88,278	87,033
Net increase in cash and cash equivalents	1,366	86,547
Cash and cash equivalents at beginning of period	95,518	47,918
Cash and cash equivalents at end of period	$96,884	$134,465

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2018 and 2017
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	14,789	13,483
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,874	2,763
Provision for loan losses	2,113	809
Gain on sale of other real estate	—	(54)
Loss on sale of securities	571	38
Stock-based compensation expense	229	152
Loss on the sale of other assets	3	2
Gain on the sale of bank premises and equipment	—	(8)
Decrease in loans held for sale	2,085	7,555
Decrease (increase) in deferred tax asset	(236)	238
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(1,865)	(965)
Decrease (increase) in interest receivable	(13)	878
Increase in other liabilities	5,455	3,927
Decrease in taxes payable	(822)	(1,420)
Increase (decrease) in interest payable	201	(102)
Total adjustments	10,595	13,813
Net cash provided by operating activities	$25,384	$27,296

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of taxes of $1,881 and $1,339 for the six months ended June 30, 2018 and 2017, respectively	$(5,313)	$2,158
Non-cash transfers from loans to other real estate	$321	$80
Non-cash transfers from other real estate to loans	$—	$195
Non-cash transfers from loans to other assets	$7	$2
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2017 and June 30, 2018, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted ASU 2014-09 effective January 1, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In March 2017, FASB issued ASU 2017-08, “Receivables -  Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 provides guidance on the amortization period for certain purchased callable debt securities held at a premium. This update shortens the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument related to certain cash flow issues. ASU 2017-08 will be effective for us on January 1, 2019. We are currently evaluating the potential impact of ASU 2017-08 on our financial statements. We expect that the impact of adoption will be significantly influenced by the composition of our securities portfolio as of the adoption date.

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

Subsequent Events  - Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Wilson Bank Holding Company evaluated all events or transactions that occurred after June 30, 2018 through the date of the issued financial statements.

Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at June 30, 2018 and December 31, 2017:

	(In Thousands)
	June 30, 2018	December 31, 2017
Mortgage loans on real estate
Residential 1-4 family	$420,332	$406,667
Multifamily	100,491	91,992
Commercial	701,988	661,223
Construction and land development	477,439	392,039
Farmland	25,569	34,212
Second mortgages	9,936	8,952
Equity lines of credit	70,469	60,650
Total mortgage loans on real estate	1,806,224	1,655,735
Commercial loans	51,098	47,939
Agricultural loans	1,594	1,665
Consumer installment loans
Personal	41,597	39,624
Credit cards	3,557	3,385
Total consumer installment loans	45,154	43,009
Other loans	9,544	10,193
Total loans before net deferred loan fees	1,913,614	1,758,541
Net deferred loan fees	(7,126)	(7,379)
Total loans	1,906,488	1,751,162
Less: Allowance for loan losses	(25,738)	(23,909)
Net loans	$1,880,750	$1,727,253

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

Transactions in the allowance for loan losses for the six months ended June 30, 2018 and year ended December 31, 2017 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2018
Allowance for loan losses:
Beginning balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Provision	608	44	232	1,008	(220)	6	64	1	370	2,113
Charge-offs	(28)	—	—	(2)	—	—	—	—	(553)	(583)
Recoveries	15	—	—	42	—	—	1	3	238	299
Ending balance	$5,751	1,055	9,499	7,142	267	100	788	405	731	25,738
Ending balance individually evaluated for impairment	$919	—	384	—	—	—	—	—	—	1,303
Ending balance collectively evaluated for impairment	$4,832	1,055	9,115	7,142	267	100	788	405	731	24,435
Loans:
Ending balance	$420,332	100,491	701,988	477,439	25,569	9,936	70,469	51,098	56,292	1,913,614
Ending balance individually evaluated for impairment	$4,110	—	2,481	844	310	—	—	—	—	7,745
Ending balance collectively evaluated for impairment	$416,222	100,491	699,507	476,595	25,259	9,936	70,469	51,098	56,292	1,905,869

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Provision	675	172	(414)	586	(168)	(10)	45	9	786	1,681
Charge-offs	(118)	—	—	—	(3)	(11)	—	—	(1,090)	(1,222)
Recoveries	28	—	140	121	—	3	3	6	418	719
Ending balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Ending balance individually evaluated for impairment	$136	—	291	—	—	—	—	—	—	427
Ending balance collectively evaluated for impairment	$5,020	1,011	8,976	6,094	487	94	723	401	676	23,482
Loans:
Ending balance	$406,667	91,992	661,223	392,039	34,212	8,952	60,650	47,939	54,867	1,758,541
Ending balance individually evaluated for impairment	$2,678	—	3,046	1,182	—	—	—	—	—	6,906
Ending balance collectively evaluated for impairment	$403,989	91,992	658,177	390,857	34,212	8,952	60,650	47,939	54,867	1,751,635

Impaired Loans
At June 30, 2018, the Company had certain impaired loans of $2.1 million which were on non-accruing interest status. At December 31, 2017, the Company had certain impaired loans of $1.7 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2018 and December 31, 2017.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2018
With no related allowance recorded:
Residential 1-4 family	$2,312	2,321	—	2,303	65
Multifamily	—	—	—	—	—
Commercial real estate	321	320	—	513	8
Construction	846	844	—	979	22
Farmland	310	310	—	207	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,789	3,795	—	4,002	95
With allowance recorded:
Residential 1-4 family	$1,848	2,016	919	1,376	39
Multifamily	—	—	—	—	—
Commercial real estate	2,161	2,160	384	2,161	9
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$4,009	4,176	1,303	3,537	48
Total
Residential 1-4 family	$4,160	4,337	919	3,679	104
Multifamily	—	—	—	—	—
Commercial real estate	2,482	2,480	384	2,674	17
Construction	846	844	—	979	22
Farmland	310	310	—	207	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,798	7,971	1,303	7,539	143

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Residential 1-4 family	$2,314	2,322	—	742	103
Multifamily	—	—	—	—	—
Commercial real estate	893	889	—	902	39
Construction	1,185	1,182	—	1,354	64
Farmland	—	—	—	26	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$4,392	4,393	—	3,024	206
With allowance recorded:
Residential 1-4 family	$409	581	136	461	29
Multifamily	—	—	—	—	—
Commercial real estate	2,157	2,157	291	2,894	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,566	2,738	427	3,355	46
Total:
Residential 1-4 family	$2,723	2,903	136	1,203	132
Multifamily	—	—	—	—	—
Commercial real estate	3,050	3,046	291	3,796	56
Construction	1,185	1,182	—	1,354	64
Farmland	—	—	—	26	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,958	7,131	427	6,379	252
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

The following table summarizes the carrying balances of TDRs at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(In thousands)
Performing TDRs	$1,766	$2,250
Nonperforming TDRs	1,361	1,834
Total TDRS	$3,127	$4,084

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2018 and the year ended December 31, 2017 (in thousands, except for number of contracts):

	June 30, 2018			December 31, 2017
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	2	$46	$46	6	$610	$535
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Farmland	1	310	310	1	86	86
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	1	3	3
Total	3	$356	$356	8	$699	$624

As of June 30, 2018 the Company had two loan relationships totaling $553,000 that had been previously classified as TDRs subsequently default within twelve months of restructuring. As of December 31, 2017, the Company had one loan relationship totaling $103,000 that had been previously classified as a TDR subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of June 30, 2018 and December 31, 2017, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $1,218,000 and $201,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $12.6 million at June 30, 2018 and $16.2 million at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at June 30, 2018 and December 31, 2017:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
June 30, 2018
Credit Risk Profile by Internally Assigned Rating
Pass	$411,078	100,491	700,064	477,010	25,091	9,713	70,333	51,098	56,164	1,901,042
Special Mention	3,625	—	—	142	97	182	—	—	79	4,125
Substandard	5,629	—	1,924	287	381	41	136	—	49	8,447
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$420,332	100,491	701,988	477,439	25,569	9,936	70,469	51,098	56,292	1,913,614
December 31, 2017
Credit Risk Profile by Internally Assigned Rating
Pass	$395,664	91,992	657,456	391,778	33,500	8,765	60,553	47,937	54,697	1,742,342
Special Mention	5,677	—	646	84	125	43	41	2	77	6,695
Substandard	5,326	—	3,121	177	587	144	56	—	93	9,504
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$406,667	91,992	661,223	392,039	34,212	8,952	60,650	47,939	54,867	1,758,541

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$71,443	$—	$3,818	$67,625
Mortgage-backed:
GSE residential	158,947	55	6,120	152,882
Asset-backed:
SBAP	24,896	1	1,217	23,680
Obligations of states and political subdivisions	35,832	2	1,830	34,004
	$291,118	$58	$12,985	$278,191

	June 30, 2018
	Securities Held-to-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$8,958	$10	$364	$8,604
Obligations of states and political subdivisions	19,248	36	512	18,772
	$28,206	$46	$876	$27,376

	December 31, 2017
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$74,690	$4	$1,714	$72,980
Mortgage-backed:
GSE residential	200,175	302	2,551	197,926
Asset-backed:
SBAP	26,387	—	789	25,598
Obligations of states and political subdivisions	37,197	7	992	36,212
	$338,449	$313	$6,046	$332,716

	December 31, 2017
	Securities Held-To-Maturity
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed:
Government-sponsored enterprises (GSEs)* residential	$9,886	$31	$156	$9,761
Obligations of states and political subdivisions	22,594	66	310	22,350
	$32,480	$97	$466	$32,111

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, Federal Farm Credit Bank, and Government National Mortgage Association.
The amortized cost and estimated market value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$3,712	$3,716	$—	$—
Due after one year through five years	5,664	5,575	23,758	23,016
Due after five years through ten years	9,419	9,067	129,483	122,844
Due after ten years	9,411	9,018	137,877	132,331
	$28,206	$27,376	$291,118	$278,191
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2018	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$1,663	$40	4	$6,722	$324	7	$8,385	$364
Obligations of states and political subdivisions	7,973	54	23	7,069	458	18	15,042	512
	$9,636	$94	27	$13,791	$782	25	$23,427	$876
Available-for-Sale Securities:
GSEs	$15,278	$663	8	$52,347	$3,155	20	$67,625	$3,818
Mortgage-backed:
GSE residential	69,909	2,489	34	73,461	3,631	53	143,370	6,120
Asset-backed: SBAP	5,837	240	5	16,750	977	9	22,587	1,217
Obligations of states and political subdivisions	12,932	365	18	20,264	1,465	54	33,196	1,830
	$103,956	$3,757	65	$162,822	$9,228	136	$266,778	$12,985

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2017	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$3,316	$21	4	$5,206	$135	5	$8,522	$156
Obligations of states and political subdivisions	10,137	46	27	7,278	264	18	17,415	310
	$13,453	$67	31	$12,484	$399	23	$25,937	$466
Available-for-Sale Securities:
GSEs	$16,099	$190	8	$55,726	$1,524	21	$71,825	$1,714
Mortgage-backed:
GSE residential	92,180	769	43	81,434	1,782	54	173,614	2,551
Asset-backed: SBAP	9,087	181	7	16,510	608	8	25,597	789
Obligations of states and political subdivisions	12,128	113	22	21,762	879	56	33,890	992
	$129,494	$1,253	80	$175,432	$4,793	139	$304,926	$6,046
Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$7,309	$6,988	$14,789	$13,483
Denominator – Weighted average number of common shares outstanding	10,523,556	10,381,860	10,515,460	10,371,377
Basic earnings per common share	$0.69	$0.67	$1.41	$1.30
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$7,309	$6,988	$14,789	$13,483
Denominator – Weighted average number of common shares outstanding	10,523,556	10,381,860	10,515,460	10,371,377
Dilutive effect of stock options	7,370	5,216	6,279	5,031
Weighted average diluted common shares outstanding	10,530,926	10,387,076	10,521,739	10,376,408
Diluted earnings per common share	$0.69	$0.67	$1.41	$1.30

Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2018, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2018.
As of and for the six months ended June 30, 2018, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2014 through 2017 and the IRS for the years ended December 31, 2015 through 2017.
In December 2017, the Tax Cuts and Jobs Act was signed into law. As a result, the statutory federal corporate tax rate was lowered from 35% to 21%, effective January 1, 2018.

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
The Bank follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash and cash equivalents, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2018 is as follows:

Commitments to extend credit	$576,306,000
Standby letters of credit	$73,645,000

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2018 will not have a material impact on the Company’s financial statements.
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

The following tables present the financial instruments carried at fair value as of June 30, 2018 and December 31, 2017, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2018
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$67,625	—	67,625	—
Mortgage-backed securities	152,882	—	152,882	—
Asset-backed securities	23,680	—	23,680	—
State and municipal securities	34,004	2,833	31,171	—
Total investment securities available-for-sale	278,191	2,833	275,358	—
Loans held for sale	3,021	—	3,021	—
Other assets	29,896	—	—	29,896
Total assets at fair value	$311,108	2,833	278,379	29,896
December 31, 2017
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$72,980	—	72,980	—
Mortgage-backed securities	197,926	—	197,926	—
Asset-backed securities	25,598	—	25,598	—
State and municipal securities	36,212	—	36,212	—
Total investment securities available-for-sale	332,716	—	332,716	—
Loans held for sale	5,106	—	5,106	—
Other assets	29,475	—	—	29,475
Total assets at fair value	$367,297	—	337,822	29,475

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2018
Other real estate owned	$1,941	—	—	1,941
Impaired loans, net (¹)	6,495	—	—	6,495
Total	$8,436	—	—	8,436
December 31, 2017
Other real estate owned	$1,635	—	—	1,635
Impaired loans, net (¹)	6,531	—	—	6,531
Total	$8,166	—	—	8,166

(1)	Amount is net of a valuation allowance of $1,303,000 at June 30, 2018 and $427,000 at December 31, 2017 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2018 and December 31, 2017:

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

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2018, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2018 and 2017 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2018		2017
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$29,475	—	$28,616	—
Total realized gains included in income	421	—	441	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$29,896	—	$29,057	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$421	—	$441	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and December 31, 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Financial assets:
Securities held-to-maturity	$28,206	27,376	—	27,376	—
Loans, net	1,880,750	1,869,546	—	—	1,869,546
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,127,326	1,861,652	—	—	1,861,652
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2017
Financial assets:
Securities held-to-maturity	$32,480	32,111	—	32,111	—
Loans, net	1,727,253	1,724,937	—	—	1,724,937
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,038,609	1,812,011	—	—	1,812,011
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Equity Incentive Plans

In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”). The Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiary. Furthermore, the Company and its subsidiary could reserve additional shares for issuance under the 1999 Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the 1999 Stock Option Plan was equal to five percent (5%) of the shares of common stock then issued and outstanding. The 1999 Stock Option Plan terminated on April 13, 2009, and no additional rewards may be issued under the 1999 Stock Option Plan. The awards granted under the 1999 Stock Option Plan prior to the plan's termination will remain outstanding until exercised or otherwise terminated. As of June 30, 2018, the Company had outstanding 3,017 options with a weighted average exercise price of $26.81 under the 1999 Stock Option Plan.

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 100,000 shares. As of June 30, 2018, the Company has available to grant 52,288 options to employees pursuant to the 2009 Stock Option Plan.

Under the 2009 Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2018, the Company has 496,271 shares remaining available for issuance under the 2016 Equity Incentive Plan.

As of June 30, 2018, the Company had outstanding 155,551 stock options with a weighted average exercise price of $39.05 and 114,065 cash-settled stock appreciation rights each with a weighted average exercise price of $40.63.

The following tables summarize information about stock options and cash-settled SARs for the six months ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	285,780	$39.31	$183,847	$38.08
Granted	9,999	45.81	110,833	40.85
Exercised	19,997	37.71	3,736	28.29
Forfeited or expired	6,166	37.59	322	24.13
Outstanding at end of period	269,616	$39.71	$290,622	$39.28
Options and SARs exercisable at June 30	74,248	$38.53	$15,265	$29.67

As of June 30, 2018, there was $2,053,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.59 years.

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
The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits (including those resulting from the Tax Cuts and Jobs Act), and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) the deterioration of the economy in the Company’s market areas, (v) fluctuations in interest rates on loans and deposits and fluctuations that affect the yield curve, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, (xiii) the vulnerability of our network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xiv) the possibility of additional increases to compliance costs as a result of increased regulatory oversight, (xv) loss of key personnel, and (xvi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
Results of Operations
Net earnings increased $1,306,000, or 9.69%, to $14,789,000 for the six months ended June 30, 2018 from $13,483,000 in the first six months of 2017. Net earnings were $7,309,000 for the quarter ended June 30, 2018, an increase of $321,000, or 4.59%, from $6,988,000 for the three months ended June 30, 2017 and a decrease of $171,000, or 2.29%, over the quarter ended March 31, 2018. The increase in net earnings during the six months ended June 30, 2018 as compared to the prior year comparable period was primarily due to an increase in net interest income, reflecting an increase in loan balances between the relevant periods, an increase in non-interest income, and a decrease in income taxes due to the passage of the Tax Cuts and Jobs Act, partially offset by an increase in non-interest expense resulting from the Company's continued growth.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the six month and three month periods ended June 30, 2018 and June 30, 2017 are presented in the following table (dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,829,391	5.01%	$45,180	$1,720,321	4.82%	$40,869
Investment securities—taxable	307,298	2.14	3,268	273,912	1.94	2,634
Investment securities—tax exempt	44,922	2.70	601	65,680	1.98	645
Taxable equivalent adjustment	—	0.72	160	—	1.02	332
Total tax-exempt investment securities	44,922	3.42	761	65,680	3.00	977
Total investment securities	352,220	2.31	4,029	339,592	2.14	3,611
Loans held for sale	4,781	3.42	81	7,209	3.72	133
Federal funds sold	4,297	1.41	30	9,542	0.74	35
Accounts with depository institutions	45,947	1.83	418	68,329	0.73	247
Restricted equity securities	3,012	4.28	64	3,012	4.42	66
Total earning assets	2,239,648	4.51	49,802	2,148,005	4.25	44,961
Cash and due from banks	24,689			10,287
Allowance for loan losses	(24,499)			(22,860)
Bank premises and equipment	56,832			46,525
Other assets	67,297			68,610
Total assets	$2,363,967			$2,250,567

Deposits:
Negotiable order of withdrawal accounts	$501,795	0.31%	$774	$472,993	0.27%	$630
Money market demand accounts	655,191	0.39	1,262	632,134	0.22	692
Time Deposits	534,081	1.27	3,374	523,927	0.98	2,548
Other savings	140,036	0.47	328	130,216	0.37	238
Total interest-bearing deposits	1,831,103	0.63	5,738	1,759,270	0.47	4,108
Securities sold under repurchase agreements	2,198	1.47	16	1,254	0.32	2
Federal funds purchased	602	0.67	2	2,388	0.68	8
Total interest-bearing liabilities	1,833,903	0.63	5,756	1,762,912	0.47	4,118
Non-interest bearing deposits	247,091			225,636
Other liabilities	11,386			8,604
Stockholders’ equity	271,587			253,415
Total liabilities and stockholders’ equity	$2,363,967			$2,250,567
Net interest income, on a tax equivalent basis			$44,046			$40,843
Net yield on earning assets (2)		3.99%			3.86%
Net interest spread (3)		3.88%			3.78%
(1) Loan fees of $4.1 million and $3.8 million are included in interest income in 2018 and 2017, respectively.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,866,425	5.05%	$23,347	$1,734,972	4.87%	$20,924
Investment securities—taxable	295,361	2.18	1,602	273,058	1.98	1,351
Investment securities—tax exempt	43,579	2.74	298	62,857	1.97	308
Taxable equivalent adjustment	—	0.73	79	—	1.01	158
Total tax-exempt investment securities	43,579	3.47	377	62,857	2.97	466
Total investment securities	338,940	2.34	1,979	335,915	2.17	1,817
Loans held for sale	4,617	3.65	42	7,886	3.41	67
Federal funds sold	4,778	1.51	18	11,304	0.82	23
Accounts with depository institutions	48,976	1.71	209	76,615	0.85	163
Restricted equity securities	3,012	4.26	32	3,012	4.66	35
Total earning assets	2,266,748	4.56	25,627	2,169,704	4.28	23,029
Cash and due from banks	18,935			10,380
Allowance for loan losses	(24,920)			(22,982)
Bank premises and equipment	58,049			47,374
Other assets	68,093			67,484
Total assets	$2,386,905			$2,271,960

Deposits:
Negotiable order of withdrawal accounts	$508,678	0.34%	$430	$479,253	0.26%	$311
Money market demand accounts	658,408	0.43	708	637,220	0.23	362
Time Deposits	538,749	1.33	1,782	525,579	0.99	1,298
Other savings	141,151	0.50	175	132,201	0.37	122
Total interest-bearing deposits	1,846,986	0.67	3,095	1,774,253	0.47	2,093
Securities sold under repurchase agreements	—	—	—	1,572	0.26	1
Federal funds purchased	1,197	0.67	2	—	—	—
Total interest-bearing liabilities	1,848,183	0.67	3,097	1,775,825	0.47	2,094
Non-interest bearing deposits	252,897			227,263
Other liabilities	11,324			10,627
Stockholders’ equity	274,501			258,245
Total liabilities and stockholders’ equity	$2,386,905			$2,271,960
Net interest income, on a tax equivalent basis			$22,530			$20,935
Net yield on earning assets (2)		4.01%			3.89%
Net interest spread (3)		3.89%			3.81%
(1) Loan fees of $2.2 million and $2.1 million are included in interest income in 2018 and 2017, respectively.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the six months ended June 30, 2018 and 2017 was 3.99% and 3.86%, respectively and 4.01% and 3.89% for the quarter ended June 30, 2018 and 2017, respectively. The increase in net yield on earning assets was due to increases in the yields on loans and securities that were only partially offset by an increase in the interest paid on our interest-bearing liabilities. The yield on loans increased during the three and six months ended June 30, 2018 when compared to the comparable periods in 2017 primarily as a result of recent increases in rates enacted by the Federal Reserve. The increase in yield on securities was due to management's ability to invest in higher yielding securities as the overall rates in the market increased. The net interest spread was 3.88% and 3.78% for the six months ended June 30, 2018 and June 30, 2017, respectively, and 3.89% and 3.81% for the quarter ended June 30, 2018 and 2017, respectively. The rate we pay on our deposits and other funding sources increased in the three and six months ended June 30, 2018 when compared to the comparable periods in 2017, as we increased the rates we are paying on all of our deposit products as a result of competitive pressures in our markets and increases in short-term rates. If our deposit pricing and other funding costs continue to increase while rates we earn on our earning assets decrease or remain flat, our net interest margin will be compressed, negatively impacting our net interest income.
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth and an increase in loan and securities yields, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $5,013,000, or 11.23%, during the six months ended June 30, 2018 as compared to the same period in 2017. The increase in total interest income was $2,677,000, or 11.70%, for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017. Interest income in the second quarter of 2018 increased $1,454,000, or 6.03%, over the first quarter of 2018. The increase in the three and six months ended June 30, 2018 when compared to the three and six months ended June 30, 2017 was primarily attributable to an overall increase in average loans, and the resulting increase in the net interest and fees earned on loans.The ratio of average earning assets to total average assets was 94.7% for the six months ended June 30, 2018 and 95.4% for the six months ended June 30, 2017.
Interest expense increased $1,638,000, or 39.78%, for the six months ended June 30, 2018 as compared to the same period in 2017, and increased $1,003,000, or 47.90%, for the three months ended June 30, 2018 as compared to the same period in 2017. Interest expense increased $438,000, or 16.47%, for the quarter ended June 30, 2018 over the first quarter of 2018. The increase for the three and six months ended June 30, 2018 as compared to the prior year's comparable periods was primarily due to an increase in the rate and volume of average interest bearing deposits, reflecting a rising interest rate environment and competitive pressures in our markets.
Provision for Loan Losses
The allowance for loan losses totaled $25,738,000 as of June 30, 2018 compared to $23,909,000 as of December 31, 2017 and $23,323,000 as of June 30, 2017. An analytical model based on historical loss experience, current trends and economic conditions is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first six months of 2018 totaled approximately $284,000 compared to approximately $217,000 in net charge-offs during the first six months of 2017. The volume of net loans charged off for the second quarter of 2018 totaled approximately $198,000 compared to approximately $84,000 in net charge-offs during the second quarter of 2017. Based on management's quarterly assessment of the adequacy of the allowance for loan losses, the provision for loan losses during the six months ended June 30, 2018 was $2,113,000, up $1,304,000 from the $809,000 incurred in the first six months of 2017. Provision expense for the three months ended June 30, 2018 was $1,090,000, up $670,000 from the $420,000 incurred in the second quarter of 2017 and up $67,000 from the $1,023,000 incurred in the first quarter of 2018. The increase in provision is primarily attributable to an increase in the volume of loans originated during the period.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers' ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting growth in the loan portfolio, the allowance for loan losses was $25,738,000 at June 30, 2018, an increase of $1,829,000, or 7.65%, from $23,909,000 at December 31, 2017. Also due to growth in the loan portfolio since June 30, 2017, the allowance for loan losses increased $2,415,000, or 10.35%, from June 30, 2017. The allowance for loan losses was 1.35%, 1.37%, and 1.34% of total loans at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

Management believes the allowance for loan losses at June 30, 2018 to be adequate, but if future economic conditions are materially different from management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.

Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, gain on sale of loans, gain (loss) on sale of other real estate, gain (loss) on sale of fixed assets and gain (loss) on sale of securities. Total non-interest income for the six months ended June 30, 2018 increased $244,000, or 2.09%, to $11,893,000 from $11,649,000 for the same period in 2017. Total non-interest income decreased $292,000, or 4.57%, during the quarter ended June 30, 2018 compared to the second quarter of 2017 and there was an increase of $313,000, or 5.41%, over the first quarter of 2018. The Company’s non-interest income in the six-month period ended June 30, 2018 increased from the comparable period in 2017 mainly due to an increase in other fees and commissions and an increase in service charges on deposit accounts, partially offset by an increase in loss on sale of securities and a decrease in the gain on sale of loans. The Company's non-interest income in the three-month period ended June 30, 2018 decreased from the comparable period in 2017 mainly due to an increase in the loss on sale of securities and a decrease in gain on sale of loans, partially offset by an increase in other fees and commissions and an increase in service charges on deposit accounts. Other fees and commissions increased $637,000, or 10.32%, to $6,808,000 during the six months ended June 30, 2018 compared to the same period in 2017, and $275,000, or 7.79%, to $3,805,000 during the three months ended June 30, 2018 compared to the same period in 2017, due to an increase in brokerage income and management's decision to sell shares of previously acquired Visa stock to fund a portion of the Bank's loan growth. Brokerage income increased due to the addition of two financial advisors and higher recurring income due to higher stock market values in the first and second quarters of 2018 when compared to the comparable periods in 2017. Service charges on deposit accounts increased $288,000, or 9.85%, to $3,211,000 during the six months ended June 30, 2018 compared to the same period in 2017, and $175,000, or 11.71%, to $1,669,000 during the three months ended June 30, 2018 compared to the same period in 2017, primarily resulting from an increase in the number of consumer checking accounts and an increase in the number of transactions as well as an increase in the service charge on insufficient funds. Gain on the sale of loans decreased $66,000, or 3.16%, to $2,024,000 during the six months ended June 30, 2018 compared to the same period in 2017, and $121,000, or 10.86%, to $993,000 during the three months ended June 30, 2018 compared to the same period in 2017 due to a decrease in the volume of mortgage loans sold in the secondary market, primarily the result of a decrease in refinancings due to increased interest rates in 2018. Loss on sale of securities increased $533,000, or 100%, for the six months ended June 30, 2018 compared to the same period in 2017, and $571,000, or 100%, for the three months ended June 30, 2018 compared to the same period in 2017 due to management's decision to sell securities and reinvest the proceeds in higher yielding assets.
Non-Interest Expense
Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, and other operating expenses. Total non-interest expense increased $4,112,000, or 13.89%, during the first six months of 2018 compared to the same period in 2017, and increased $2,300,000, or 14.97%, for the quarter ended June 30, 2018 as compared to the same quarter in 2017. We experienced an increase of $1,617,000, or 10.08%, in non-interest expense in the second quarter of 2018 as compared to the first quarter of 2018. The increase in non-interest expense for the three and six months ended June 30, 2018 when compared to the comparable periods in 2017 is primarily attributable to an increase in salaries and employee benefits, occupancy expense, ATM and interchange fees, furniture and equipment expenses and other operating expenses. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growth in operations and branch expansion. The increase in occupancy expense is primarily attributable the opening of a new branch in Davidson County in the third quarter of 2017 and the opening of a new operations center in the second quarter of 2018. The increase in ATM and interchange fees is due to the addition of ATMs as branch expansion has occurred and increasing interchange fees associated with a higher volume of debit card transactions. The increase in other operating expenses is due to increased account servicing costs associated with an increase in consumer checking accounts and brokerage accounts. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow.
Income Taxes
The Company’s income tax expense was $5,162,000 for the six months ended June 30, 2018, a decrease of $3,103,000 over the comparable period in 2017. Income tax expense was $2,489,000 for the quarter ended June 30, 2018, a decrease of $1,909,000 over the same period in 2017. The percentage of income tax expense to net income before taxes was 25.87% and 38.00% for the six months ended June 30, 2018 and June 30, 2017, respectively, and 25.40 % and 38.63% for the quarters ended June 30, 2018 and 2017, respectively. The decrease in income tax expense as well as the percentage of income expense to earnings before taxes is primarily due to the recent changes in federal statutory corporate tax rates. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, a tax reform bill which, among other items, reduced the then current corporate federal statutory tax rate to 21% from 35%. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased $102,817,000, or 4.44%, to $2,419,850,000 at June 30, 2018 from $2,317,033,000 at December 31, 2017. Total assets increased $18,949,000, or 0.79%, at June 30, 2018 from March 31, 2018 and increased $83,868,000, or 3.62%, at March 31, 2018 from December 31, 2017. Loans, net of allowance for loan losses, totaled $1,880,750,000 at June 30, 2018, a 8.89% increase compared to $1,727,253,000 at December 31, 2017. Net loans increased $77,867,000, or 4.32%, from March 31, 2018 to June 30, 2018. The increase in loans resulted from an increase in marketing efforts that concentrate on increasing the volume of loans as well as our recent branch expansion. We operate in a market area that is experiencing economic growth, particularly growth in new jobs due to the opening of several new distribution centers which caused our construction and residential 1-4 family portfolios to increase as of June 30, 2018, when compared to December 31, 2017. Real estate construction loans increased 21.78% and 35.36%, respectively, from December 31, 2017 and June 30, 2017 to June 30, 2018, and comprised 24.95% of the Company’s loan portfolio at June 30, 2018, compared to 22.29% at December 31, 2017 and 20.24% at June 30, 2017. The increase in real estate construction loans reflected the overall increase in demand for such loans in the overall economy and the Company’s market. Because of increases in our construction portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages are now monitored and administered by a Credit Administration Department independent of the lending function. The Bank continues to seek to diversify its real estate portfolio as it seeks to lessen concentrations in any one type of loan.
Securities decreased $58,799,000, or 16.10%, to $306,397,000 at June 30, 2018 from $365,196,000 at December 31, 2017 and decreased $49,673,000, or 13.95%, from March 31, 2018, in each case primarily as a result of management's decision to sell securities and reinvest the proceeds in higher yielding assets. The fair market value on securities has decreased from December 31, 2017 to June 30, 2018 as a result of the rising rate environment. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2018 was 2.35% with a weighted average life of 6.34 years, as compared to an average yield of 2.30% and a weighted average life of 6.17 years at December 31, 2017. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations. Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. No securities have been classified as trading securities.
The increase in deposits and accrued interest and other liabilities combined with the decrease in securities outpaced loan growth causing federal funds sold and interest bearing deposits to increase to $86,529,000 at June 30, 2018 from $83,787,000 at December 31, 2017.
Total liabilities increased by 4.57% to $2,142,854,000 at June 30, 2018 compared to $2,049,303,000 at December 31, 2017. For the quarter ended June 30, 2018, total liabilities increased $11,976,000, or 0.56%, at June 30, 2018 from March 31, 2018. The increase in total liabilities since December 31, 2017 was composed of a $89,581,000, or 4.40%, increase in total deposits and a $4,834,000, or 45.20%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2017 was primarily attributable to branch expansion that resulted in the opening of new accounts. The increase in accrued interest and other liabilities since December 31, 2017 was primarily attributable to an increase in employee bonus payable as well as an increase in escrow tax payable.

Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2018 and December 31, 2017.
Loans on Nonaccrual Status

	In Thousands
	June 30, 2018	December 31, 2017
Residential 1-4 family	$—	$—
Multifamily	—	—
Commercial real estate	1,741	1,729
Construction	—	—
Farmland	310	310
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	1
Total	$2,051	$2,040

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2018
Residential 1-4 family	$3,278	3,087	544	6,909	413,423	420,332	$544
Multifamily	—	—	—	—	100,491	100,491	—
Commercial real estate	44	60	1,924	2,028	699,960	701,988	183
Construction	28	—	294	322	477,117	477,439	294
Farmland	131	97	310	538	25,031	25,569	—
Second mortgages	—	—	41	41	9,895	9,936	41
Equity lines of credit	424	—	43	467	70,002	70,469	43
Commercial	36	158	—	194	50,904	51,098	—
Agricultural, installment and other	351	308	15	674	55,618	56,292	15
Total	$4,292	3,710	3,171	11,173	1,902,441	1,913,614	$1,120
December 31, 2017
Residential 1-4 family	$3,631	524	673	4,828	401,839	406,667	$673
Multifamily	—	—	—	—	91,992	91,992	—
Commercial real estate	—	83	1,729	1,812	659,411	661,223	—
Construction	433	—	113	546	391,493	392,039	113
Farmland	112	—	310	422	33,790	34,212	—
Second mortgages	—	—	2	2	8,950	8,952	2
Equity lines of credit	—	—	41	41	60,609	60,650	41
Commercial	2	137	—	139	47,800	47,939	—
Agricultural, installment and other	432	57	149	638	54,229	54,867	148
Total	$4,610	801	3,017	8,428	1,750,113	1,758,541	$977

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2018 totaled $3,171,000, an increase from $3,017,000 at December 31, 2017. The increase in non-performing loans during the six months ended June 30, 2018 of $154,000 is due primarily to the addition of two small commercial real estate loans that were classified as non-performing at June 30, 2018. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

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

The increase in impaired loans during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to the addition of one loan relationship. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $957,000 to $3,127,000 from December 31, 2017 to June 30, 2018 due to the pay off of one loan relationship that was classified as a TDR at December 31, 2017 as well as the partial pay down of one large loan relationship classified as a TDR.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the six months ended June 30, 2018 were $284,000 as compared to $217,000 in net charge-offs for the same period in 2017. Overall, the Bank has continued to experience a stabilization in past dues and nonaccruals and is experiencing fewer foreclosures than it experienced in the recession.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $19,545,000. At June 30, 2018, the internally classified loans had decreased $3,627,000, or 22.39%, to $12,572,000 from $16,199,000 at December 31, 2017 primarily due to the pay off of one large loan relationship and the upgrading of the risk rating of several loans due to sufficient payment history. Classified loan balances have remained relatively consistent due to current favorable economic conditions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at June 30, 2018 was residential real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $10,520,000 and $12,260,000 at June 30, 2018 and December 31, 2017, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The $1,740,000 decrease in internally graded residential real estate loans since December 31, 2017 was due to the upgrading of the risk rating of several loans due to sufficient payment history. Overall, the Bank continues to experience a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at June 30, 2018 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At June 30, 2018, the Company’s liquid assets totaled $124.1 million. Additionally, as of June 30, 2018, the Company had available approximately $92.9 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At June 30, 2018, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets, and in a rising rate environment liability sensitivity could cause net interest margin to experience compression which would negatively impact net interest income. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2018, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(8.24)%	(1.96)%	(1.54)%	(3.23)%	(5.37)%
EVE	(14.65)%	(4.68)%	0.19%	(0.83)%	(2.55)%

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At June 30, 2018, securities totaling approximately $22,703,000 mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2018, loans totaling approximately $507,321,000 either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.

As for liabilities, at June 30, 2018, certificates of deposit of $250,000 or greater totaling approximately $35,825,000 will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
At June 30, 2018, we had unfunded loan commitments outstanding of $576,306,000 and outstanding standby letters of credit of $73,645,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At June 30, 2018, total stockholders’ equity was $276,996,000, or 11.45% of total assets, which compares with $267,730,000, or 11.55% of total assets, at December 31, 2017. The dollar increase in stockholders’ equity during the six months ended June 30, 2018 results from the Company’s net income of $14,789,000, proceeds from the issuance of common stock related to exercise of stock options of $317,000, the net effect of a $7,194,000 unrealized loss on investment securities net of applicable income tax benefit of $1,881,000, cash dividends declared of $3,658,000 of which $2,902,000 was reinvested under the Company’s dividend reinvestment plan and $229,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of June 30, 2018 and December 31, 2017, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not be subject to a written agreement, order or directive to maintain a specific capital level.

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2018
Total capital to risk weighted assets:
Consolidated	$307,812	14.0%	$216,744	9.875%	$219,488	10.0%
Wilson Bank	307,151	14.0	216,708	9.875	219,452	10.0
Tier 1 capital to risk weighted assets:
Consolidated	281,738	12.8	172,847	7.875	131,693	6.0
Wilson Bank	281,077	12.8	172,818	7.875	175,561	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	281,738	12.8	139,924	6.375	N/A	N/A
Wilson Bank	281,077	12.8	139,900	6.375	142,643	6.5
Tier 1 capital to average assets:
Consolidated	281,738	11.9	94,545	4.0	N/A	N/A
Wilson Bank	281,077	11.8	95,280	4.0	119,099	5.0

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2017
Total capital to risk weighted assets:
Consolidated	$291,395	14.2%	$189,658	9.250%	$205,036	10.0%
Wilson Bank	289,824	14.1	189,618	9.250	204,992	10.0
Tier 1 capital to risk weighted assets:
Consolidated	267,159	13.0	148,651	7.250	123,021	6.0
Wilson Bank	265,588	13.0	148,619	7.250	163,994	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	267,159	13.0	117,895	5.750	N/A	N/A
Wilson Bank	265,588	13.0	117,871	5.750	133,245	6.5
Tier 1 capital to average assets:
Consolidated	267,159	11.9	90,110	4.0	N/A	N/A
Wilson Bank	265,588	11.5	92,062	4.0	115,078	5.0
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
The requirements of Basel III allowed banks and bank holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank have opted out of this requirement.
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
There have been no material changes in reported market risks during the six months ended June 30, 2018.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 8, 2018	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 8, 2018	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer