Form 10-Q
period 2018-09-30
WILSON BANK HOLDING CO
filed 2018-11-08
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Common stock outstanding: 10,622,172 shares at November 8, 2018

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017

	(Unaudited)	(Audited)
	September 30, 2018	December 31, 2017
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$1,967,744	$1,751,162
Less: Allowance for loan losses	(26,628)	(23,909)
Net loans	1,941,116	1,727,253
Securities:
Held to maturity, at cost (market value $0 and $32,111, respectively)	—	32,480
Available-for-sale, at market (amortized cost $302,724 and $338,449, respectively)	287,524	332,716
Total securities	287,524	365,196
Loans held for sale	6,620	5,106
Interest bearing deposits	77,292	83,787
Restricted equity securities	3,012	3,012
Total earning assets	2,315,564	2,184,354
Cash and due from banks	10,129	11,731
Bank premises and equipment, net	58,539	54,215
Accrued interest receivable	6,634	6,266
Deferred income tax asset	10,205	7,424
Other real estate	2,032	1,635
Bank owned life insurance	30,739	29,475
Other assets	21,450	17,128
Goodwill	4,805	4,805
Total assets	$2,460,097	$2,317,033
Liabilities and Stockholders’ Equity
Deposits	$2,159,686	$2,037,745
Securities sold under repurchase agreements	—	864
Accrued interest and other liabilities	18,244	10,694
Total liabilities	2,177,930	2,049,303
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,622,022 and 10,450,711 shares, respectively	21,244	20,901
Additional paid-in capital	73,818	66,047
Retained earnings	198,332	185,017
Net unrealized losses on available-for-sale securities, net of income taxes of $3,973 and $1,498, respectively	(11,227)	(4,235)
Total stockholders’ equity	282,167	267,730
Total liabilities and stockholders’ equity	$2,460,097	$2,317,033

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$24,342	$20,944	$69,522	$61,813
Interest and dividends on securities:
Taxable securities	1,362	1,316	4,630	3,950
Exempt from Federal income taxes	245	280	846	925
Interest on loans held for sale	53	77	134	210
Interest on Federal funds sold	10	30	40	65
Interest on balances held at depository institutions	215	234	633	481
Interest and dividends on restricted securities	71	23	135	89
Total interest income	26,298	22,904	75,940	67,533
Interest expense:
Interest on negotiable order of withdrawal accounts	483	338	1,257	968
Interest on money market and savings accounts	1,147	630	2,737	1,560
Interest on time deposits	2,024	1,361	5,398	3,909
Interest on federal funds purchased	2	—	4	8
Interest on securities sold under repurchase agreements	—	3	16	5
Total interest expense	3,656	2,332	9,412	6,450
Net interest income before provision for loan losses	22,642	20,572	66,528	61,083
Provision for loan losses	1,088	436	3,201	1,245
Net interest income after provision for loan losses	21,554	20,136	63,327	59,838
Non-interest income:
Service charges on deposit accounts	1,770	1,607	4,981	4,530
Other fees and commissions	3,390	2,760	10,198	8,931
Income on BOLI and annuity contracts	206	215	627	656
Gain on sale of loans	1,287	1,124	3,311	3,214
Gain (loss) on the sale of fixed assets	(2)	—	(2)	8
Gain (loss) on sale of other real estate	(38)	(14)	(38)	40
Loss on sale of securities	(79)	(23)	(650)	(61)
Loss on sale of other assets	—	—	(3)	(2)
Total non-interest income	6,534	5,669	18,424	17,316
Non-interest expense:
Salaries and employee benefits	10,005	9,442	30,561	27,313
Occupancy expenses, net	1,194	997	3,249	2,782
Advertising & public relations expense	576	611	1,817	1,700
Furniture and equipment expense	778	528	2,022	1,572
Data processing expense	751	713	2,204	2,094
ATM & interchange expense	807	673	2,228	1,891
Directors’ fees	117	163	396	476
Other operating expenses	3,142	2,240	8,605	7,140
Total non-interest expense	17,370	15,367	51,082	44,968
Earnings before income taxes	10,718	10,438	30,669	32,186
Income taxes	2,746	3,969	7,908	12,234
Net earnings	$7,972	$6,469	$22,761	$19,952
Weighted average number of common shares outstanding-basic	10,601,882	10,435,032	10,544,584	10,392,828
Weighted average number of common shares outstanding-diluted	10,611,766	10,440,277	10,551,536	10,397,826
Basic earnings per common share	$0.75	$0.62	$2.16	$1.92
Diluted earnings per common share	$0.75	$0.62	$2.16	$1.92
Dividends per share	$0.55	$0.35	$0.90	$0.65
See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Net earnings	$7,972	$6,469	$22,761	$19,952
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $614, $44, $2,645 and $1,280, respectively	(1,737)	(73)	(7,472)	2,062
Reclassification adjustment for net losses on the sale of securities included in net earnings, net of taxes of $21, $8, $170 and $23, respectively	58	15	480	38
Other comprehensive earnings (loss)	(1,679)	(58)	(6,992)	2,100
Comprehensive earnings	$6,293	$6,411	$15,769	$22,052

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Cash flows from operating activities:
Interest received	$77,403	$70,032
Fees and commissions received	15,179	13,461
Proceeds from sale of loans held for sale	96,428	109,054
Origination of loans held for sale	(94,631)	(102,167)
Interest paid	(8,741)	(6,423)
Cash paid to suppliers and employees	(45,786)	(36,172)
Income taxes paid	(8,011)	(13,712)
Net cash provided by operating activities	31,841	34,073
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	4,651	3,578
Proceeds from maturities, calls, and principal payments of available-for-sale securities	30,334	29,556
Proceeds from the sale of available-for-sale securities	35,093	25,207
Proceeds from the sale of held-to-maturity securities	4,764	—
Purchase of available-for-sale securities	(9,118)	(53,967)
Loans made to customers, net of repayments	(217,539)	(60,743)
Purchase of bank owned life insurance and annuity contracts	(637)	—
Purchase of premises and equipment	(6,958)	(8,836)
Proceeds from sale of premises and equipment	—	8
Proceeds from sale of other real estate	33	2,696
Proceeds from sale of other assets	4	1
Net cash used in investing activities	(159,373)	(62,500)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	64,729	71,280
Net increase in time deposits	57,212	7,900
Net increase (decrease) in securities sold under repurchase agreements	(864)	618
Dividends paid	(9,446)	(6,730)
Proceeds from sale of common stock pursuant to dividend reinvestment	7,470	5,266
Proceeds from exercise of stock options	334	116
Net cash provided by financing activities	119,435	78,450
Net increase in cash and cash equivalents	(8,097)	50,023
Cash and cash equivalents at beginning of period	95,518	47,918
Cash and cash equivalents at end of period	$87,421	$97,941

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2018 and 2017
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	22,761	19,952
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	4,463	4,146
Provision for loan losses	3,201	1,245
Loss (gain) on sale of other real estate	38	(40)
Loss on sale of securities	650	61
Stock-based compensation expense	310	261
Loss on the sale of other assets	3	2
Loss (gain) on the sale of bank premises and equipment	2	(8)
Decrease (increase) in loans held for sale	(1,514)	3,673
Decrease (increase) in deferred tax asset	(306)	(851)
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(4,949)	(700)
Decrease (increase) in interest receivable	(368)	501
Increase in other liabilities	6,676	6,431
Increase (decrease) in taxes payable	203	(627)
Increase in interest payable	671	27
Total adjustments	9,080	14,121
Net cash provided by operating activities	$31,841	$34,073

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of taxes of $2,475 and $1,303 for the nine months ended September 30, 2018 and 2017, respectively	$(6,992)	$2,100
Non-cash transfers from held-to-maturity securities to available-for-sale securities	$22,800	$—
Non-cash transfers from loans to other real estate	$563	$173
Non-cash transfers from other real estate to loans	$95	$195
Non-cash transfers from loans to other assets	$7	$2
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
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2017 and September 30, 2018, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

In June 2016, FASB  issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments."  ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on held-to-maturity debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. We are also evaluating the sufficiency of current systems and data needed to comply with this ASU. While we are currently unable to reasonably estimate the impact on our consolidated financial statements of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In March 2017, FASB issued ASU 2017-08, “Receivables -  Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 provides guidance on the amortization period for certain purchased callable debt securities held at a premium. This update shortens the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument related to certain cash flow issues. ASU 2017-08 will be effective for us on January 1, 2019. We are currently evaluating the potential impact of ASU 2017-08 on our consolidated financial statements. We expect that the impact of adoption will be significantly influenced by the composition of our securities portfolio as of the adoption date.

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

In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our consolidated financial statements.

Other than those previously discussed, there were no other recently issued accounting pronouncements that we believe are reasonably likely to materially impact the Company.

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
The following schedule details the loans of the Company at September 30, 2018 and December 31, 2017:

	(In Thousands)
	September 30, 2018	December 31, 2017
Mortgage loans on real estate
Residential 1-4 family	$443,392	$406,667
Multifamily	124,515	91,992
Commercial	709,067	661,223
Construction and land development	478,835	392,039
Farmland	24,834	34,212
Second mortgages	9,424	8,952
Equity lines of credit	75,713	60,650
Total mortgage loans on real estate	1,865,780	1,655,735
Commercial loans	51,226	47,939
Agricultural loans	1,737	1,665
Consumer installment loans
Personal	43,412	39,624
Credit cards	3,494	3,385
Total consumer installment loans	46,906	43,009
Other loans	9,231	10,193
Total loans before net deferred loan fees	1,974,880	1,758,541
Net deferred loan fees	(7,136)	(7,379)
Total loans	1,967,744	1,751,162
Less: Allowance for loan losses	(26,628)	(23,909)
Net loans	$1,941,116	$1,727,253

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

1-4 family residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value ("LTV") ratios, minimum credit scores, and maximum debt to income ratios. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

1-4 family HELOC: This loan segment includes open-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home utilizing a revolving line of credit. These loans are underwritten and approved based on a number of credit quality criteria including limits on maximum LTV ratios, minimum credit scores, and maximum debt to income ratios. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment. Because of the revolving nature of these loans, as well as the fact that many represent second mortgages, this portfolio segment can contain more risk than the amortizing 1-4 family residential real estate loans.

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

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short or medium term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV ratios on secured consumer loans, minimum credit scores, and maximum debt to income ratios. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on specific indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle or other large personal items, or for consolidating debt. These loan may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

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

Transactions in the allowance for loan losses for the nine months ended September 30, 2018 and year ended December 31, 2017 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2018
Allowance for loan losses:
Beginning balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Provision	1,147	296	322	1,001	(271)	1	123	4	578	3,201
Charge-offs	(78)	—	—	(18)	—	—	—	—	(839)	(935)
Recoveries	40	—	—	68	—	—	1	3	341	453
Ending balance	$6,265	1,307	9,589	7,145	216	95	847	408	756	26,628
Ending balance individually evaluated for impairment	$884	—	310	—	—	—	—	—	—	1,194
Ending balance collectively evaluated for impairment	$5,381	1,307	9,279	7,145	216	95	847	408	756	25,434
Loans:
Ending balance	$443,392	124,515	709,067	478,835	24,834	9,424	75,713	51,226	57,874	1,974,880
Ending balance individually evaluated for impairment	$3,342	—	2,477	844	310	—	—	—	—	6,973
Ending balance collectively evaluated for impairment	$440,050	124,515	706,590	477,991	24,524	9,424	75,713	51,226	57,874	1,967,907

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$4,571	839	9,541	5,387	658	112	675	386	562	22,731
Provision	675	172	(414)	586	(168)	(10)	45	9	786	1,681
Charge-offs	(118)	—	—	—	(3)	(11)	—	—	(1,090)	(1,222)
Recoveries	28	—	140	121	—	3	3	6	418	719
Ending balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Ending balance individually evaluated for impairment	$136	—	291	—	—	—	—	—	—	427
Ending balance collectively evaluated for impairment	$5,020	1,011	8,976	6,094	487	94	723	401	676	23,482
Loans:
Ending balance	$406,667	91,992	661,223	392,039	34,212	8,952	60,650	47,939	54,867	1,758,541
Ending balance individually evaluated for impairment	$2,678	—	3,046	1,182	—	—	—	—	—	6,906
Ending balance collectively evaluated for impairment	$403,989	91,992	658,177	390,857	34,212	8,952	60,650	47,939	54,867	1,751,635

Impaired Loans
At September 30, 2018, the Company had certain impaired loans of $2.1 million which were on non-accruing interest status. At December 31, 2017, the Company had certain impaired loans of $1.7 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at September 30, 2018 and December 31, 2017.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With no related allowance recorded:
Residential 1-4 family	$1,654	1,629	—	2,141	99
Multifamily	—	—	—	—	—
Commercial real estate	318	318	—	464	12
Construction	846	844	—	946	32
Farmland	310	310	—	233	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,128	3,101	—	3,784	143
With related allowance recorded:
Residential 1-4 family	$1,768	1,988	884	1,474	63
Multifamily	—	—	—	—	—
Commercial real estate	2,161	2,159	310	2,161	13
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,929	4,147	1,194	3,635	76
Total
Residential 1-4 family	$3,422	3,617	884	3,615	162
Multifamily	—	—	—	—	—
Commercial real estate	2,479	2,477	310	2,625	25
Construction	846	844	—	946	32
Farmland	310	310	—	233	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$7,057	7,248	1,194	7,419	219

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Residential 1-4 family	$2,314	2,322	—	742	103
Multifamily	—	—	—	—	—
Commercial real estate	893	889	—	902	39
Construction	1,185	1,182	—	1,354	64
Farmland	—	—	—	26	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$4,392	4,393	—	3,024	206
With related allowance recorded:
Residential 1-4 family	$409	581	136	461	29
Multifamily	—	—	—	—	—
Commercial real estate	2,157	2,157	291	2,894	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,566	2,738	427	3,355	46
Total:
Residential 1-4 family	$2,723	2,903	136	1,203	132
Multifamily	—	—	—	—	—
Commercial real estate	3,050	3,046	291	3,796	56
Construction	1,185	1,182	—	1,354	64
Farmland	—	—	—	26	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,958	7,131	427	6,379	252
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

The following table summarizes the carrying balances of TDRs at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(In thousands)
Performing TDRs	$1,758	$2,250
Nonperforming TDRs	1,324	1,834
Total TDRS	$3,082	$4,084

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the nine months ended September 30, 2018 and the year ended December 31, 2017 (in thousands, except for number of contracts):

	September 30, 2018			December 31, 2017
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	3	$49	$49	6	$610	$535
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Farmland	1	310	310	1	86	86
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	1	92	92	1	3	3
Total	5	$451	$451	8	$699	$624

As of September 30, 2018 the Company had two loan relationships totaling $551,000 that had been previously classified as TDRs subsequently default within twelve months of restructuring. As of December 31, 2017, the Company had one loan relationship totaling $103,000 that had been previously classified as a TDR subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of September 30, 2018 and December 31, 2017, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $280,000 and $201,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $13.3 million at September 30, 2018 and $16.2 million at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at September 30, 2018 and December 31, 2017:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
September 30, 2018
Credit Risk Profile by Internally Assigned Rating
Pass	$434,841	124,515	705,453	478,670	24,365	9,203	75,557	51,226	57,750	1,961,580
Special Mention	3,876	—	1,690	68	93	181	—	—	82	5,990
Substandard	4,675	—	1,924	97	376	40	156	—	41	7,309
Doubtful	—	—	—	—	—	—	—	—	1	1
Total	$443,392	124,515	709,067	478,835	24,834	9,424	75,713	51,226	57,874	1,974,880
December 31, 2017
Credit Risk Profile by Internally Assigned Rating
Pass	$395,664	91,992	657,456	391,778	33,500	8,765	60,553	47,937	54,697	1,742,342
Special Mention	5,677	—	646	84	125	43	41	2	77	6,695
Substandard	5,326	—	3,121	177	587	144	56	—	93	9,504
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$406,667	91,992	661,223	392,039	34,212	8,952	60,650	47,939	54,867	1,758,541

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)*	$71,444	$—	$4,225	$67,219
Mortgage-backed:
GSE residential	158,593	22	7,287	151,328
Asset-backed:
SBAP	22,970	6	1,225	21,751
Obligations of states and political subdivisions	49,717	25	2,516	47,226
	$302,724	$53	$15,253	$287,524

There were no debt and equity securities classified as held-to-maturity at September 30, 2018. During the three-month period ended September 30, 2018, the Company sold securities classified as held-to-maturity with a book value of $4,843,000 for a loss of $79,000. Due to the sale, management determined the Company no longer had the intent to hold the remaining securities classified as held-to-maturity to their respective maturity dates and transferred the remaining book value of $22,800,000 to the available-for-sale classification.

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
The amortized cost and estimated market value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$—	$—	$2,036	$2,036
Due after one year through five years	—	—	30,486	29,430
Due after five years through ten years	—	—	130,510	123,075
Due after ten years	—	—	139,692	132,983
	$—	$—	$302,724	$287,524
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2018	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$7,143	$271	4	$60,076	$3,954	24	$67,219	$4,225
Mortgage-backed:
GSE residential	39,132	1,520	28	106,316	5,767	73	145,448	7,287
Asset-backed: SBAP	—	—	—	20,652	1,225	14	20,652	1,225
Obligations of states and political subdivisions	14,085	341	23	29,041	2,175	78	43,126	2,516
	$60,360	$2,132	55	$216,085	$13,121	189	$276,445	$15,253

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
	Fair	Unrealized	Number of Securities	Fair	Unrealized	Number of Securities	Fair	Unrealized
December 31, 2017	Value	Losses	Included	Value	Losses	Included	Value	Losses
Held-to-Maturity Securities:
Mortgage-backed:
Government-sponsored enterprises (GSEs) residential	$3,316	$21	4	$5,206	$135	5	$8,522	$156
Obligations of states and political subdivisions	10,137	46	27	7,278	264	18	17,415	310
	$13,453	$67	31	$12,484	$399	23	$25,937	$466
Available-for-Sale Securities:
GSEs	$16,099	$190	8	$55,726	$1,524	21	$71,825	$1,714
Mortgage-backed:
GSE residential	92,180	769	43	81,434	1,782	54	173,614	2,551
Asset-backed: SBAP	9,087	181	7	16,510	608	8	25,597	789
Obligations of states and political subdivisions	12,128	113	22	21,762	879	56	33,890	992
	$129,494	$1,253	80	$175,432	$4,793	139	$304,926	$6,046
Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$7,972	$6,469	$22,761	$19,952
Denominator – Weighted average number of common shares outstanding	10,601,882	10,435,032	10,544,584	10,392,828
Basic earnings per common share	$0.75	$0.62	$2.16	$1.92
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$7,972	$6,469	$22,761	$19,952
Denominator – Weighted average number of common shares outstanding	10,601,882	10,435,032	10,544,584	10,392,828
Dilutive effect of stock options	9,884	5,245	6,952	4,998
Weighted average diluted common shares outstanding	10,611,766	10,440,277	10,551,536	10,397,826
Diluted earnings per common share	$0.75	$0.62	$2.16	$1.92

Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2018, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2018.
As of and for the nine months ended September 30, 2018, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2018 is as follows:

Commitments to extend credit	$595,450,000
Standby letters of credit	$89,331,000

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2018 will not have a material impact on the Company’s consolidated financial statements.
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
Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at fair value, and are classified within Level 2 of the valuation hierarchy. The fair value of mortgage loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan.
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

The following tables present the financial instruments carried at fair value as of September 30, 2018 and December 31, 2017, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2018
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$67,219	—	67,219	—
Mortgage-backed securities	151,328	—	151,328	—
Asset-backed securities	21,751	—	21,751	—
State and municipal securities	47,226	—	47,226	—
Total investment securities available-for-sale	287,524	—	287,524	—
Loans held for sale	6,620	—	6,620	—
Other assets	30,739	—	—	30,739
Total assets at fair value	$324,883	—	294,144	30,739
December 31, 2017
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$72,980	—	72,980	—
Mortgage-backed securities	197,926	—	197,926	—
Asset-backed securities	25,598	—	25,598	—
State and municipal securities	36,212	—	36,212	—
Total investment securities available-for-sale	332,716	—	332,716	—
Loans held for sale	5,106	—	5,106	—
Other assets	29,475	—	—	29,475
Total assets at fair value	$367,297	—	337,822	29,475

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2018
Other real estate owned	$2,032	—	—	2,032
Impaired loans, net (¹)	5,863	—	—	5,863
Total	$7,895	—	—	7,895
December 31, 2017
Other real estate owned	$1,635	—	—	1,635
Impaired loans, net (¹)	6,531	—	—	6,531
Total	$8,166	—	—	8,166

(1)	Amount is net of a valuation allowance of $1,194,000 at September 30, 2018 and $427,000 at December 31, 2017 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2018 and December 31, 2017:

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

In the case of the bond portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2018, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2018 and 2017 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Nine Months Ended September 30,
	2018		2017
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$29,475	—	$28,616	—
Total realized gains included in income	627	—	656	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	637	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$30,739	—	$29,272	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$627	—	$656	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and December 31, 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Financial assets:
Securities held-to-maturity	$—	—	—	—	—
Loans, net	1,941,116	1,923,413	—	—	1,923,413
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,159,686	1,889,910	—	—	1,889,910
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2017
Financial assets:
Securities held-to-maturity	$32,480	32,111	—	32,111	—
Loans, net	1,727,253	1,724,937	—	—	1,724,937
Financial liabilities:
Deposits and securities sold under agreements to repurchase	2,038,609	1,812,011	—	—	1,812,011
Off-balance sheet instruments:
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Equity Incentive Plans

In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”). The Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiary. Furthermore, the Company and its subsidiary could reserve additional shares for issuance under the 1999 Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the 1999 Stock Option Plan was equal to five percent (5%) of the shares of common stock then issued and outstanding. The 1999 Stock Option Plan terminated on April 13, 2009, and no additional rewards may be issued under the 1999 Stock Option Plan. The awards granted under the 1999 Stock Option Plan prior to the plan's termination will remain outstanding until exercised or otherwise terminated. As of September 30, 2018, the Company had outstanding 2,417 options with a weighted average exercise price of $26.81 under the 1999 Stock Option Plan.

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 100,000 shares. As of September 30, 2018, the Company had outstanding 28,423 options with a weighted average exercise price of $31.79 and has available to grant 52,288 options to employees pursuant to the 2009 Stock Option Plan.

Under the 2009 Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of September 30, 2018, the Company has 485,104 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of September 30, 2018, the Company had outstanding 128,870 options with a weighted average exercise price of $41.25 and 120,398 cash-settled stock appreciation rights each with a weighted average exercise price of $41.00 under the 2016 Stock Option Plan.

As of September 30, 2018, the Company had outstanding 159,710 stock options with a weighted average exercise price of $39.34 and 120,398 cash-settled stock appreciation rights each with a weighted average exercise price of $41.00.

The following tables summarize information about stock options and cash-settled SARs for the nine months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	285,780	$39.31	$183,847	$38.08
Granted	21,666	46.59	112,333	40.87
Exercised	20,672	37.37	4,086	28.48
Forfeited or expired	6,666	37.83	5,122	39.33
Outstanding at end of period	280,108	$40.06	$286,972	$39.29
Options and SARs exercisable at September 30	88,673	$38.90	$36,215	$35.83

As of September 30, 2018, there was $2,166,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.46 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits (including those resulting from the Tax Cuts and Jobs Act), and the resulting impact on the Company's results, including as a result of compression to net yield on earning assets, (iv) the deterioration of the economy in the Company’s market areas, (v) fluctuations in interest rates on loans and deposits and fluctuations that affect the yield curve, (vi) significant downturns in the business of one or more large customers, (vii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (viii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (ix) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (x) inadequate allowance for loan losses, (xi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xii) results of regulatory examinations, (xiii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xiv) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xv) loss of key personnel, and (xvi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.
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
Impairment of Goodwill and Intangible Assets. Long-lived assets, including purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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
Results of Operations
Net earnings increased $2,809,000, or 14.08%, to $22,761,000 for the nine months ended September 30, 2018 from $19,952,000 in the first nine months of 2017. Net earnings were $7,972,000 for the quarter ended September 30, 2018, an increase of $1,503,000, or 23.23%, from $6,469,000 for the three months ended September 30, 2017 and an increase of $663,000, or 9.07%, over the quarter ended June 30, 2018. The increase in net earnings during the three and nine months ended September 30, 2018 as compared to the prior year comparable periods was primarily due to an increase in net interest income, reflecting an increase in loan balances between the relevant periods, an increase in the yield on earning assets, primarily loans, an increase in non-interest income, and a decrease in income taxes due to the passage of the Tax Cuts and Jobs Act, partially offset by an increase in interest expense resulting from an increase in deposit rates and an increase in non-interest expense resulting from the Company's continued growth.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the nine-month and three-month periods ended September 30, 2018 and September 30, 2017 are presented in the following table (dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,866,443	5.01%	$69,522	$1,725,092	4.82%	$61,813
Investment securities—taxable	291,676	2.12	4,630	273,716	1.93	3,950
Investment securities—tax exempt	42,793	2.64	846	63,147	1.96	925
Taxable equivalent adjustment	—	0.71	225	—	1.01	477
Total tax-exempt investment securities	42,793	3.35	1,071	63,147	2.97	1,402
Total investment securities	334,469	2.28	5,701	336,863	2.12	5,352
Loans held for sale	5,337	3.36	134	8,084	3.47	210
Federal funds sold	3,702	1.44	40	9,990	0.87	65
Accounts with depository institutions	48,765	1.74	633	72,366	0.89	481
Restricted equity securities	3,012	5.99	135	3,012	3.95	89
Total earning assets	2,261,728	4.53	76,165	2,155,407	4.24	68,010
Cash and due from banks	20,453			11,328
Allowance for loan losses	(24,933)			(23,011)
Bank premises and equipment	57,455			47,662
Other assets	69,163			68,193
Total assets	$2,383,866			$2,259,579

Deposits:
Negotiable order of withdrawal accounts	$503,807	0.33%	$1,257	$475,646	0.27%	$968
Money market demand accounts	660,265	0.45	2,211	632,970	0.25	1,176
Time Deposits	540,263	1.34	5,398	521,083	1.00	3,909
Other savings	140,265	0.50	526	131,696	0.39	384
Total interest-bearing deposits	1,844,600	0.68	9,392	1,761,395	0.49	6,437
Securities sold under repurchase agreements	1,457	1.47	16	1,351	0.49	5
Federal funds purchased	798	0.67	4	1,596	0.67	8
Total interest-bearing liabilities	1,846,855	0.68	9,412	1,764,342	0.49	6,450
Non-interest bearing deposits	249,047			228,372
Other liabilities	13,077			8,111
Stockholders’ equity	274,887			258,754
Total liabilities and stockholders’ equity	$2,383,866			$2,259,579
Net interest income, on a tax equivalent basis			$66,753			$61,560
Net yield on earning assets (2)		3.97%			3.84%
Net interest spread (3)		3.85%			3.75%
(1) Loan fees of $5.7 million and $5.6 million are included in interest income in 2018 and 2017, respectively.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$1,939,529	5.01%	$24,342	$1,734,332	4.82%	$20,944
Investment securities—taxable	260,873	2.07	1,362	272,640	1.92	1,316
Investment securities—tax exempt	38,569	2.52	245	58,148	1.91	280
Taxable equivalent adjustment	—	0.67	65	—	0.98	144
Total tax-exempt investment securities	38,569	3.19	310	58,148	2.89	424
Total investment securities	299,442	2.22	1,672	330,788	2.09	1,740
Loans held for sale	6,458	3.26	53	9,717	3.14	77
Federal funds sold	2,542	1.56	10	11,276	1.06	30
Accounts with depository institutions	54,375	1.57	215	82,063	1.13	234
Restricted equity securities	3,012	9.35	71	3,012	3.03	23
Total earning assets	2,305,358	4.56	26,363	2,171,188	4.24	23,048
Cash and due from banks	12,149			13,374
Allowance for loan losses	(25,786)			(23,313)
Bank premises and equipment	58,681			49,928
Other assets	70,977			67,407
Total assets	$2,421,379			$2,278,584

Deposits:
Negotiable order of withdrawal accounts	$507,719	0.38%	$483	$481,164	0.28%	$338
Money market demand accounts	670,319	0.56	949	634,774	0.30	484
Time Deposits	552,584	1.45	2,024	515,392	1.05	1,361
Other savings	140,708	0.56	198	134,522	0.43	146
Total interest-bearing deposits	1,871,330	0.77	3,654	1,765,852	0.52	2,329
Securities sold under repurchase agreements	—	—	—	1,557	0.76	3
Federal funds purchased	267	2.97	2	—	—	—
Total interest-bearing liabilities	1,871,597	0.77	3,656	1,767,409	0.52	2,332
Non-interest bearing deposits	252,916			234,591
Other liabilities	15,381			10,998
Stockholders’ equity	281,485			265,586
Total liabilities and stockholders’ equity	$2,421,379			$2,278,584
Net interest income, on a tax equivalent basis			$22,707			$20,716
Net yield on earning assets (2)		3.93%			3.81%
Net interest spread (3)		3.79%			3.72%
(1) Loan fees of $1.6 million and $1.7 million are included in interest income in 2018 and 2017, respectively.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the nine months ended September 30, 2018 and 2017 was 3.97% and 3.84%, respectively and 3.93% and 3.81% for the quarter ended September 30, 2018 and 2017, respectively. The increase in net yield on earning assets was due to increases in the yields on loans and securities that were only partially offset by an increase in the interest paid on our interest-bearing liabilities. The yield on loans increased during the three and nine months ended September 30, 2018 when compared to the comparable periods in 2017 primarily as a result of recent increases in rates enacted by the Federal Reserve. The increase in yield on securities was due to management's ability to invest in higher yielding securities as the overall rates in the market increased. The net interest spread was 3.85% and 3.75% for the nine months ended September 30, 2018 and September 30, 2017, respectively, and 3.79% and 3.72% for the quarter ended September 30, 2018 and 2017, respectively. The rate we pay on our deposits and other funding sources increased in the three and nine months ended September 30, 2018 when compared to the comparable periods in 2017, as we increased the rates we are paying on all of our deposit products as a result of competitive pressures in our markets and increases in short-term rates. If our deposit pricing and other funding costs continue to increase while rates we earn on our earning assets rise at slower rates, decrease or remain flat, our net yield on earning assets will be compressed, negatively impacting our net interest income.
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth and an increase in loan and securities yields, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $8,407,000, or 12.45%, during the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in total interest income was $3,394,000, or 14.82%, for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017. Interest income in the third quarter of 2018 increased $750,000, or 2.94%, over the second quarter of 2018. The increase in the three and nine months ended September 30, 2018 when compared to the three and nine months ended September 30, 2017 was primarily attributable to an overall increase in average loans, and the resulting increase in the net interest and fees earned on loans.The ratio of average earning assets to total average assets was 94.9% for the nine months ended September 30, 2018 and 95.4% for the nine months ended September 30, 2017.
Interest expense increased $2,962,000, or 45.92%, for the nine months ended September 30, 2018 as compared to the same period in 2017, and increased $1,324,000, or 56.78%, for the three months ended September 30, 2018 as compared to the same period in 2017. Interest expense increased $559,000, or 18.05%, for the quarter ended September 30, 2018 over the second quarter of 2018. The increase for the three and nine months ended September 30, 2018 as compared to the prior year's comparable periods as well as the increase in the third quarter of 2018 compared to the second quarter of 2018 was primarily due to an increase in the rate and volume of average interest bearing deposits, reflecting a rising interest rate environment and competitive pressures in our markets. If the rates we pay on our interest-bearing liabilities rise faster than the yields we receive on our interest-earning assets, our net interest income could decrease when compared to prior periods if we are unable to grow our interest-earning assets at a pace that exceeds the growth in our interest-bearing liabilities.
Provision for Loan Losses
The allowance for loan losses totaled $26,628,000 as of September 30, 2018 compared to $23,909,000 as of December 31, 2017 and $23,688,000 as of September 30, 2017. An analytical model based on historical loss experience, current trends and economic conditions is used to determine the amount of provision to be recognized and to test the adequacy of the loan loss allowance. The volume of net loans charged off for the first nine months of 2018 totaled approximately $482,000 compared to approximately $288,000 in net charge-offs during the first nine months of 2017. The volume of net loans charged off for the third quarter of 2018 totaled approximately $198,000 compared to approximately $71,000 in net charge-offs during the third quarter of 2017. Based on management's quarterly assessment of the adequacy of the allowance for loan losses, the provision expense for loan losses during the nine months ended September 30, 2018 was $3,201,000, up $1,956,000 from the $1,245,000 incurred in the first nine months of 2017. Provision expense for the three months ended September 30, 2018 was $1,088,000, up $652,000 from the $436,000 incurred in the third quarter of 2017 and down $2,000 from the $1,090,000 incurred in the second quarter of 2018. The increase in provision expense from the comparable periods in 2017 is primarily attributable to an increase in the volume of loans originated during the periods.
The allowance for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, review of updated appraisals and borrower financial information, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers' ability to repay. Management has in place a system designed for monitoring its loan portfolio and identifying potential problem loans. Reflecting growth in the loan portfolio, the allowance for loan losses was $26,628,000 at September 30, 2018, an increase of $2,719,000, or 11.37%, from $23,909,000 at December 31, 2017. Also due to growth in the loan portfolio since September 30, 2017, the allowance for loan losses increased $2,940,000, or 12.41%, from September 30, 2017. The allowance for loan losses was 1.35%, 1.37%, and 1.35% of total loans at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

Management believes the allowance for loan losses at September 30, 2018 to be adequate, but if future economic conditions are materially different from management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, gain on sale of loans, gain (loss) on sale of other real estate, gain (loss) on sale of fixed assets and gain (loss) on sale of securities. Total non-interest income for the nine months ended September 30, 2018 increased $1,108,000, or 6.40%, to $18,424,000 from $17,316,000 for the same period in 2017. Total non-interest income increased $865,000, or 15.26%, during the quarter ended September 30, 2018 compared to the third quarter of 2017 and there was an increase of $431,000, or 7.06%, over the second quarter of 2018. The increase in the Company’s non-interest income for the three and nine months ended September 30, 2018 when compared to the comparable periods in 2017 is mainly due to an increase in other fees and commissions and an increase in service charges on deposit accounts, partially offset by an increase in loss on sale of securities. Other fees and commissions increased $1,267,000, or 14.19%, to $10,198,000 during the nine months ended September 30, 2018 compared to the same period in 2017, and $630,000, or 22.83%, to $3,390,000 during the three months ended September 30, 2018 compared to the same period in 2017, primarily due to an increase in brokerage income, debit card interchange fee income, and management's decision to sell shares of previously acquired Visa stock to fund a portion of the Bank's loan growth. Brokerage income increased due to the addition of two financial advisors and higher recurring income due to higher stock market values in the first, second and third quarters of 2018 when compared to the comparable periods in 2017. Debit card interchange fee income increased due to an increase in the number and volume of debit card holders and transactions. Service charges on deposit accounts increased $451,000, or 9.96%, to $4,981,000 during the nine months ended September 30, 2018 compared to the same period in 2017, and $163,000, or 10.14%, to $1,770,000 during the three months ended September 30, 2018 compared to the same period in 2017, primarily resulting from an increase in the number of consumer checking accounts and an increase in the number of transactions as well as an increase in the service charge on insufficient funds. Gain on the sale of loans increased $97,000, or 3.02%, to $3,311,000 during the nine months ended September 30, 2018 compared to the same period in 2017, and $163,000, or 14.50%, to $1,287,000 during the three months ended September 30, 2018 compared to the same period in 2017. Overall, volume from the sale of loans decreased $12,626,000 from September 30, 2017 to September 30, 2018 primarily resulting from a decrease in refinancings due to increased interest rates in 2018. Although the volume of mortgage loans sold decreased during 2018, the gain on sale of mortgage loans increased during the period ended September 30, 2018 compared to September 30, 2017 as a result of a new secondary market strategy we implemented in the first quarter of 2018, which included expanding our loan sale investor count and new pricing strategy. Loss on sale of securities increased $589,000, for the nine months ended September 30, 2018 compared to the same period in 2017, and $56,000, for the three months ended September 30, 2018 compared to the same period in 2017 due to management's decision to sell securities and reinvest the proceeds in higher yielding assets.
Non-Interest Expense
Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, director’s fees, and other operating expenses. Total non-interest expense increased $6,114,000, or 13.60%, during the first nine months of 2018 compared to the same period in 2017, and increased $2,003,000, or 13.03%, for the quarter ended September 30, 2018 as compared to the same quarter in 2017. We experienced a decrease of $296,000, or 1.68%, in non-interest expense in the third quarter of 2018 as compared to the second quarter of 2018. The increase in non-interest expense for the three and nine months ended September 30, 2018 when compared to the comparable periods in 2017 is primarily attributable to an increase in salaries and employee benefits, occupancy expense, furniture and equipment expenses, ATM and interchange fees, and other operating expenses. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growth in operations and branch expansion. The increase in occupancy expense is primarily attributable the opening of a new branch in Davidson County in the third quarter of 2017, the opening of a new operations center in the second quarter of 2018 and the initial lease payments associated with the opening of a new branch in Williamson County in the fourth quarter of 2018. The increase in furniture and equipment expenses is primarily attributable to an increase in deprecation related to the opening of the new operations building as well as an increase in the cost of maintenance and repairs. The increase in ATM and interchange fees is due to the addition of ATMs as branch expansion has occurred and increasing interchange fees associated with a higher volume of debit card transactions. The increase in other operating expenses is due to increased account servicing costs associated with an increase in consumer checking accounts, brokerage accounts and loans made to customers. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow. The primary reason for the reduction in non-interest expense from the second quarter of 2018 to the third quarter of 2018 was due to a bonus paid to all Company employees in the second quarter of 2018 in the amount of $629,000.

Income Taxes
The Company’s income tax expense was $7,908,000 for the nine months ended September 30, 2018, a decrease of $4,326,000 over the comparable period in 2017. Income tax expense was $2,746,000 for the quarter ended September 30, 2018, a decrease of $1,223,000 over the same period in 2017. The percentage of income tax expense to net income before taxes was 25.78% and 38.01% for the nine months ended September 30, 2018 and September 30, 2017, respectively, and 25.62 % and 38.02% for the quarters ended September 30, 2018 and 2017, respectively. The decrease in income tax expense as well as the percentage of income expense to earnings before taxes is primarily due to the recent changes in federal statutory corporate tax rates. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, a tax reform bill which, among other items, reduced the then current corporate federal statutory tax rate to 21% from 35%. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased $143,064,000, or 6.17%, to $2,460,097,000 at September 30, 2018 from $2,317,033,000 at December 31, 2017. Total assets increased $40,247,000, or 1.66%, during the three-month period ended September 30, 2018 and increased $18,949,000, or 0.79%, and $83,868,000, or 3.62%, during the three-month period ended June 30, 2018 and March 31, 2018, respectively. Loans, net of allowance for loan losses, totaled $1,941,116,000 at September 30, 2018, a 12.38% increase compared to $1,727,253,000 at December 31, 2017. Net loans increased $60,366,000, or 3.21%, during the three months ended September 30, 2018. The increase in loans resulted from an increase in marketing efforts that concentrate on increasing the volume of loans as well as our recent branch expansion. We operate in a market area that is experiencing economic growth, particularly growth in new jobs due to the opening of several new distribution centers which caused our construction and residential 1-4 family portfolios to increase as of September 30, 2018, when compared to December 31, 2017. Real estate construction loans increased 22.14% and 31.86%, respectively, from December 31, 2017 and September 30, 2017 to September 30, 2018, and comprised 24.25% of the Company’s loan portfolio at September 30, 2018, compared to 22.29% at December 31, 2017 and 20.66% at September 30, 2017. The increase in real estate construction loans reflected the overall increase in demand for such loans in the overall economy and the Company’s market. Because of increases in our construction portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages are now monitored and administered by a Credit Administration Department independent of the lending function. The Bank continues to seek to diversify its real estate portfolio as it seeks to lessen concentrations in any one type of loan.
Securities decreased $77,672,000, or 21.27%, to $287,524,000 at September 30, 2018 from $365,196,000 at December 31, 2017 and decreased $18,873,000, or 6.16%, during the three months ended September 30, 2018, in each case primarily as a result of management's decision to sell securities and reinvest the proceeds in higher yielding assets. The fair market value on securities has decreased from December 31, 2017 to September 30, 2018 as a result of the rising rate environment. The average yield, excluding tax equivalent adjustment, of the securities portfolio at September 30, 2018 was 2.34% with a weighted average life of 6.25 years, as compared to an average yield of 2.30% and a weighted average life of 6.17 years at December 31, 2017. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations. Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. There were no debt and equity securities classified as held-to-maturity at September 30, 2018. During the three-month period ended September 30, 2018, the Company sold securities classified as held-to-maturity with a book value of $4,843,000 for a loss of $79,000. Due to the sale, management determined the Company no longer had the intent to hold the remaining securities classified as held-to-maturity to their respective maturity dates and transferred the remaining book value of $22,800,000 to the available-for-sale classification. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. No securities have been classified as trading securities.
The increase in loan growth outpaced the increase in deposits, causing interest bearing deposits held at other banks to decrease to $77,292,000 at September 30, 2018 from $83,787,000 at December 31, 2017.
Premises and equipment increased $4,324,000 or 7.98% from December 31, 2017 to September 30, 2018.  The primary reason for the increase was due to payments made for the completion of the Company’s operation building during the second quarter 2018 offset by current year depreciation of $2,632,000.  A company owned by a member of our board of directors served as the general contractor of the operations building. The building had a total cost of $16,272,000, of which $8,252,000 was paid to the company owned by a member of our board of directors.
Total liabilities increased by 6.28% to $2,177,930,000 at September 30, 2018 compared to $2,049,303,000 at December 31, 2017. For the quarter ended September 30, 2018, total liabilities increased $35,076,000, or 1.64%. The increase in total liabilities since December 31, 2017 was composed of a $121,941,000, or 5.98%, increase in total deposits and a $7,550,000, or 70.60%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2017 was primarily attributable to branch expansion that resulted in the opening of new accounts. The increase in accrued interest and other liabilities since December 31, 2017 was primarily attributable to an increase in employee bonus payable, franchise and other taxes payable and escrow tax payable.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2018 and December 31, 2017.
Loans on Nonaccrual Status

	In Thousands
	September 30, 2018	December 31, 2017
Residential 1-4 family	$—	$—
Multifamily	—	—
Commercial real estate	1,742	1,729
Construction	—	—
Farmland	310	310
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	1
Total	$2,052	$2,040

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2018
Residential 1-4 family	$2,210	628	2,389	5,227	438,165	443,392	$2,389
Multifamily	—	—	—	—	124,515	124,515	—
Commercial real estate	43	—	1,925	1,968	707,099	709,067	183
Construction	—	327	70	397	478,438	478,835	70
Farmland	21	39	310	370	24,464	24,834	—
Second mortgages	141	—	—	141	9,283	9,424	—
Equity lines of credit	499	—	43	542	75,171	75,713	43
Commercial	95	124	158	377	50,849	51,226	158
Agricultural, installment and other	303	111	33	447	57,427	57,874	33
Total	$3,312	1,229	4,928	9,469	1,965,411	1,974,880	$2,876
December 31, 2017
Residential 1-4 family	$3,631	524	673	4,828	401,839	406,667	$673
Multifamily	—	—	—	—	91,992	91,992	—
Commercial real estate	—	83	1,729	1,812	659,411	661,223	—
Construction	433	—	113	546	391,493	392,039	113
Farmland	112	—	310	422	33,790	34,212	—
Second mortgages	—	—	2	2	8,950	8,952	2
Equity lines of credit	—	—	41	41	60,609	60,650	41
Commercial	2	137	—	139	47,800	47,939	—
Agricultural, installment and other	432	57	149	638	54,229	54,867	148
Total	$4,610	801	3,017	8,428	1,750,113	1,758,541	$977

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2018 totaled $4,928,000, an increase from $3,017,000 at December 31, 2017. The increase in non-performing loans during the nine months ended September 30, 2018 of $1,911,000 is due primarily to the addition of one large 1-4 family real estate loan classified as non-performing at September 30, 2018. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

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

The increase in impaired loans during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to the addition of three loan relationships, partially offset by the payoff of one relationship. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $1,002,000 to $3,082,000 from December 31, 2017 to September 30, 2018 due to the pay off of one loan relationship that was classified as a TDR at December 31, 2017 as well as the partial pay down of one large loan relationship classified as a TDR.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the nine months ended September 30, 2018 were $482,000 as compared to $288,000 in net charge-offs for the same period in 2017. Overall, the Bank has continued to experience minimal charge-offs during 2018. We expect charge-offs to remain minimal, however, changes in the local economy may negatively impact charge-offs in the future.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $24,423,000. At September 30, 2018, the internally classified loans had decreased $2,899,000, or 17.90%, to $13,300,000 from $16,199,000 at December 31, 2017 primarily due to the pay off of one large loan relationship and the upgrading of the risk rating of several loans due to sufficient payment history. Classified loan balances have remained relatively consistent due to current favorable economic conditions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at September 30, 2018 was residential real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $9,562,000 and $12,260,000 at September 30, 2018 and December 31, 2017, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. The $2,698,000 decrease in internally graded residential real estate loans since December 31, 2017 was due to the upgrading of the risk rating of several loans due to sufficient payment history. Overall, the Bank continues to experience a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at September 30, 2018 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At September 30, 2018, the Company’s liquid assets totaled $126.9 million. Additionally, as of September 30, 2018, the Company had available approximately $104.6 million in unused federal funds lines of credit with regional banks, subject to certain restrictions and collateral requirements, to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At September 30, 2018, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets, and in a rising rate environment liability sensitivity could cause net yield on earning assets to experience compression which would negatively impact net interest income. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2018, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(7.32)%	(0.93)%	(1.24)%	(2.75)%	(4.65)%
EVE	(12.29)%	(3.24)%	(0.09)%	(1.23)%	(2.98)%

(1)
Because certain current interest rates are at or below 1.00% or 2.00%, the downward shock assumes that certain corresponding interest rates reflects a decrease of less than the full 100 or 200 basis point downward shock, as applicable.

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate any potential adverse impact of changes in interest rates. Moreover, since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate any potential adverse impact of changes in interest rates.
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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2018, securities totaling approximately $20,980,000 mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2018, loans totaling approximately $526,059,000 either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, at September 30, 2018, certificates of deposit of $250,000 or greater totaling approximately $45,759,000 will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
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
Off Balance Sheet Arrangements
At September 30, 2018, we had unfunded loan commitments outstanding of $595,450,000 and outstanding standby letters of credit of $89,331,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At September 30, 2018, total stockholders’ equity was $282,167,000, or 11.47% of total assets, which compares with $267,730,000, or 11.55% of total assets, at December 31, 2017. The dollar increase in stockholders’ equity during the nine months ended September 30, 2018 results from the Company’s net income of $22,761,000, proceeds from the issuance of common stock related to exercise of stock options of $334,000, the net effect of a $9,467,000 unrealized loss on investment securities net of applicable income tax benefit of $2,475,000, cash dividends declared of $9,446,000 of which $7,470,000 was reinvested under the Company’s dividend reinvestment plan and $310,000 related to stock option compensation.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of September 30, 2018 and December 31, 2017, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not be subject to a written agreement, order or directive to maintain a specific capital level.

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2018
Total capital to risk weighted assets:
Consolidated	$315,566	14.1%	$221,475	9.875%	$224,278	10.0%
Wilson Bank	313,301	14.0	221,429	9.875	224,232	10.0
Tier 1 capital to risk weighted assets:
Consolidated	288,588	12.9	176,619	7.875	134,567	6.0
Wilson Bank	286,323	12.8	176,583	7.875	179,386	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	288,588	12.9	142,977	6.375	N/A	N/A
Wilson Bank	286,323	12.8	142,948	6.375	145,751	6.5
Tier 1 capital to average assets:
Consolidated	288,588	12.1	95,351	4.0	N/A	N/A
Wilson Bank	286,323	11.8	96,650	4.0	120,812	5.0

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2017
Total capital to risk weighted assets:
Consolidated	$291,395	14.2%	$189,658	9.250%	$205,036	10.0%
Wilson Bank	289,824	14.1	189,618	9.250	204,992	10.0
Tier 1 capital to risk weighted assets:
Consolidated	267,159	13.0	148,651	7.250	123,021	6.0
Wilson Bank	265,588	13.0	148,619	7.250	163,994	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	267,159	13.0	117,895	5.750	N/A	N/A
Wilson Bank	265,588	13.0	117,871	5.750	133,245	6.5
Tier 1 capital to average assets:
Consolidated	267,159	11.9	90,110	4.0	N/A	N/A
Wilson Bank	265,588	11.5	92,062	4.0	115,078	5.0
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
There have been no material changes in reported market risks during the nine months ended September 30, 2018.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 8, 2018	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: November 8, 2018	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer