Form 10-K
period 2018-12-31
WILSON BANK HOLDING CO
filed 2019-03-08
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $474,250,990.50. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $47.25 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
Shares of common stock, $2.00 par value per share, outstanding on March 8, 2019 were 10,720,815.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2018 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III
Portions of the Registrant’s Proxy Statement to be filed relating to the Registrant’s Annual Meeting of Shareholders to be held on April 23, 2019 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2018, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in Davidson County, Tennessee, five full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, two full service banking office in Sumner County, Tennessee, one full service banking office in Putnam County, Tennessee and one full service banking office in Williamson County, Tennessee.

Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, Putnam County and Williamson County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small-to-medium-sized businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2018, the Company reported net earnings of approximately $32.59 million and at December 31, 2018 it had total assets of approximately $2.54 billion.

Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2018 filed as Exhibit 13.1 to this Form 10-K (the “2018 Annual Report”), are incorporated herein by reference.
Regulation and Supervision

The banking industry is generally subject to extensive regulatory oversight. Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company’s and the Bank’s operations. These laws and regulations are generally intended to protect depositors and borrowers, and may not necessarily protect shareholders. Many of these laws and regulations have undergone significant change in recent years.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act and the regulations promulgated thereunder implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital for institutions with greater than $15.0 billion in total assets are among the provisions that do not directly impact the Company or the Bank either because of exemptions for institutions below a certain asset size or because of the nature their operations. Those provisions that have been adopted or are expected to be adopted that have impacted and, in some cases, will continue to impact the Company and the Bank include the following:

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

•	Applying the same leverage and risk-based capital requirements that apply to insured depository institutions to their holding companies.

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

Failure to comply with the requirements of the Dodd-Frank Act would negatively impact the Company’s results of operations and financial condition and could limit its growth or expansion activities. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on it or the Bank, such changes could be materially adverse to the Company’s investors.

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

Subject to various exceptions, the BHC Act and the Federal Change in Bank Control Act, together with related regulations, require FRB approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

Under the BHC Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the GLB Act, the FRB found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the FRB has found to be so closely related to banking as to be a proper incident to the business of banking include:

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

The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. As noted below, FRB regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if a bank holding company’s capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

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

In July 2013, the FRB and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to the Bank and the Company, effective January 1, 2015. The final rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final capital rules implementing Basel III, among other things, included new minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets as of December 31, 2009, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of loan loss reserves.

The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a "capital conservation buffer" of 2.5% (to consist of CET1 capital and that was phased in over four years) above the regulatory minimum capital ratios, and have resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under the Basel III capital rules, CET1 capital consists of common stock and paid in capital and retained earnings. CET1 capital is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items specified in the Basel III capital rules. The Basel III capital rules also provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such categories in the aggregate exceed 15% of CET1 capital.

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

	CET1 capital ratio	Total risk-based capital ratio	Tier 1 risk-based capital ratio	Tier 1 leverage ratio
Well capitalized	6.5%	10%	8%	5%
Adequately capitalized	4.5%	8%	6%	4%
Undercapitalized	< 4.5%	< 8%	< 6%	< 4%
Significantly undercapitalized	< 3%	< 6%	< 4%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

A state regulated bank which is not a member of the Federal Reserve, like the Bank, is required to be “well-capitalized" in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting the Company’s and the Bank’s determination of risk-weighted assets include, among other things:

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	assigning a 150% risk weight to the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);

•
providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction; and

•	eliminating the 50% cap on the risk weight for OTC derivatives.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV has indicated that it is considering how to appropriately apply these revisions in the

United States. Although it is uncertain at this time, the Company anticipates some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Company and the Bank.

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

The FDIC may terminate its insurance of deposits if it finds that a depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act established a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law - primarily the Bank Secrecy Act (“BSA”) - to provide the Secretary of the U.S. Department of the Treasury (the “Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

Among other things, the Patriot Act prohibits financial institutions from doing business with foreign "shell" banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The BSA and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The Patriot Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs no later than May 11, 2018, to include risk-based procedures for conducting ongoing customer due diligence.

The Community Reinvestment Act of 1977 (the “Community Reinvestment Act”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FRB and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods consistent with safe and sound operations of the institutions. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment

Act-related agreements. The Bank received an “outstanding” Community Reinvestment Act rating from its primary federal regulator on its most recent regulatory examination.

The Bank is also subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations. Fair lending laws prohibit discrimination in the provision of banking services, and bank regulators have increasingly focused on the enforcement of these laws. Fair lending laws include the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968, which prohibit discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender and religion. The Bank may be liable, either through administrative enforcement or private civil actions, for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (“DOJ”) for investigation. Pursuant to a Memorandum of Understanding, the DOJ and Consumer Financial Protection Bureau (“CFPB”) have agreed to share information, coordinate investigations and generally commit to strengthen their coordination efforts. The Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. Such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

Federal statutes and regulations, including the GLB Act and the Right to Financial Privacy Act of 1978, limit the Company’s and the Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the GLB Act requires disclosure of the Company’s privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The GLB Act also requires the Company and the Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the GLB Act, financial institutions, including the Bank, will be required to comply with such state law. Other laws and regulations impact the Company’s and the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and programs to protect such information. In addition, the Bank has established a privacy policy that it believes promotes compliance with the federal requirements.

Examination and enforcement by the state and federal banking agencies, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. The advent of the CFPB further heightens oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns, including increased enforcement of the Community Reinvestment Act by the federal banking agencies, and new powers and authority of the CFPB, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

The Company’s securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act. As a public company, the Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosure controls and procedures and internal control over financial reporting.

In 2018, the U.S. Congress passed, and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Growth Act”). The Growth Act, among other things, requires the federal banking agencies to issue regulations allowing community bank organizations with total assets of less than $10.0 billion in assets and limited amounts of certain assets and off-balance sheet exposures to access a simpler capital regime focused on a bank’s Tier 1 leverage capital levels rather than risk-based capital levels that are the focus of the capital rules issued under the Dodd-Frank Act implementing Basel III.

In November 2018, the federal banking agencies proposed regulations that would exempt a qualifying community bank and its holding company that have Tier 1 leverage ratios of greater than 9 percent from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community banking organization and its holding company that have chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. Such a bank would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a community bank leverage ratio greater than 9 percent.

The Growth Act also raised the eligibility for the small bank holding company policy statement to $3 billion of assets from $1 billion.

The rules implementing these provisions of the Growth Act are not yet finalized and the Company has not yet made a determination regarding whether it will seek to take advantage of these new capital rules under the Growth Act.

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Throughout 2017 and 2018, the U.S. Congress has debated and proposed changes to the financial institution regulatory landscape, including proposed amendments to the Dodd-Frank Act, including raising the asset threshold levels at which financial institutions and their holding companies become subject to enhanced regulatory oversight and compliance requirements. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company’s business may be affected by any new regulation or statute. Even if modifications are enacted to existing or proposed regulations, including raising certain assets thresholds above those currently in place, the Company may continue to face enhanced scrutiny from its regulators who may expect it to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of the Company’s operations.
Competition

The banking business is highly competitive. The Company’s primary market areas consist of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner, Putnam and Williamson Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and lending companies. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Some of the Company’s competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of its competitors, the Company believes it can attract customers by providing loan and management decisions at the local level with exceptional and personal service. The Company does not experience significant seasonal trends in its operations.
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
Employment
As of March 8, 2019, the Company and its subsidiary collectively employed 487 full-time equivalent employees.

Available Information

The Company’s Internet website is http://www.wilsonbank.com. Please note that the Company’s website address is provided as an inactive textual reference only. The Company makes available free of charge on its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it files or furnishes such materials to the Securities and Exchange Commission (the “SEC”). The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s
2018 Annual Report. Certain information not contained in the Company’s 2018 Annual Report, but required by Guide 3, is contained in the tables immediately following:
[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

I.	Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential
The schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and net interest expense and the change in interest income and interest expense attributable to changes in volume and changes in rates.
The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34% for 2017 and 2016, and 21% for 2018.
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
Non-accrual loans have been included in the loan category. Loan fees of $7,400,000, $6,773,000 and $5,935,000 for 2018, 2017 and 2016, respectively, are included in loan income and represent an adjustment of the yield on these loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

	Dollars In Thousands
	2018			2017			2018/2017 Change
	Average Balance	Rates/Yields	Income/ Expense	Average Balance	Rates/Yields	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$1,898,772	5.11%	94,917	$1,727,499	4.84%	83,120	$7,623	4,174	11,797
Investment securities—taxable	281,154	2.19	6,158	277,511	1.94	5,397	72	689	761
Investment securities—tax exempt	40,675	2.51	1,020	61,868	1.95	1,208	(478)	290	(188)
Taxable equivalent adjustment	—	.66	271	—	1.01	622	(187)	(164)	(351)
Total tax-exempt investment securities	40,675	3.17	1,291	61,868	2.96	1,830	(665)	126	(539)
Total investment securities	321,829	2.31	7,449	339,379	2.13	7,227	(593)	815	222
Loans held for sale	5,343	3.44	184	8,657	3.74	324	(116)	(24)	(140)
Federal funds sold	4,801	1.73	83	10,475.93		97	(70)	56	(14)
Interest bearing deposits	55,911	1.75	979	77,606.93		723	(245)	501	256
Restricted equity securities	3,012	6.11	184	3,012	5.01	151	—	33	33
Total earning assets	2,289,668	4.62	103,796	2,166,628	4.25	91,642	6,599	5,555	12,154
Cash and due from banks	17,820			10,581
Allowance for loan losses	(25,365)			(23,174)
Bank premises and equipment	57,712			48,888
Other assets	70,071			68,125
Total assets	$2,409,906			$2,271,048

Notes:
1. The tax equivalent adjustment for 2018 has been computed using a 21% Federal tax rate; whereas, 2017 and 2016 have been computed using a 34% Federal tax rate.

2. Yields on loans and total earning assets include the impact of State income tax credits related incentive loans at below market rates and tax exempt loans to municipalities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

	Dollars In Thousands
	2018			2017				2018/2017 Change
	Average Balance	Rates/Yields	Income/ Expense	Average Balance	Rates/Yields		Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$503,312.36%		1,823	$478,691.27%			1,308	$70	445	515
Money market demand accounts	668,007.52		3,487		635,072.26		1,681	91	1,715	1,806
Time deposits	556,054	1.43	7,944		519,732	1.03	5,353	396	2,195	2,591
Other savings deposits	139,664.53		744		132,557.40		530	29	185	214
Total interest-bearing deposits	1,867,037.75		13,998		1,766,052.50		8,872	586	4,540	5,126
Securities sold under repurchase agreements	1,090	1.47	16		1,382.65		9	(2)	9	7
Federal funds purchased	588.68		4		1,176.68		8	(4)	—	(4)
Total interest-bearing liabilities	1,868,715.75		14,018		1,768,610.50		8,889	580	4,549	5,129
Demand deposits	250,328				231,409
Other liabilities	12,342				11,352
Stockholders’ equity	278,521				259,677
Total liabilities and stockholders’ equity	$2,409,906				$2,271,048
Net interest income			89,778				82,753
Net yield on earning assets (1)		4.01%			3.84%
Net interest spread (2)		3.87%			3.75%

(1)	Net interest income on a tax equivalent basis divided by average interest-earning assets.

(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

	Dollars In Thousands
	2017			2016			2017/2016 Change
	Average Balance	Rates/Yields	Income/ Expense	Average Balance	Rates/Yields	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned interest	$1,727,499	4.84%	83,120	$1,571,528	4.94%	77,024	$7,583	(1,487)	6,096
Investment securities—taxable	277,511	1.94	5,397	308,251	1.85	5,714	(589)	272	(317)
Investment securities—tax exempt	61,868	1.95	1,208	60,464	1.97	1,191	27	(10)	17
Taxable equivalent adjustment	—	1.01	622	—	1.02	614	15	(7)	8
Total tax-exempt investment securities	61,868	2.96	1,830	60,464	2.99	1,805	42	(17)	25
Total investment securities	339,379	2.13	7,227	368,715	2.04	7,519	(547)	255	(292)
Loans held for sale	8,657	3.74	324	12,228	3.20	391	(127)	60	(67)
Federal funds sold	10,475.93		97	23,742.11		26	(23)	94	71
Interest bearing deposits	77,606.93		723	53,810.52		278	158	287	445
Restricted equity securities	3,012	5.01	151	3,012	4.05	122	—	29	29
Total earning assets	2,166,628	4.25	91,642	2,033,035	4.23	85,360	7,044	(762)	6,282
Cash and due from banks	10,581			9,687
Allowance for loan losses	(23,174)			(23,013)
Bank premises and equipment	48,888			42,418
Other assets	68,125			61,102
Total assets	$2,271,048			$2,123,229

Notes:
1. The tax equivalent adjustment for 2017 and 2016 has been computed using a 34% Federal tax rate.

2. Yields on loans and total earning assets include the impact of State income tax credits related incentive loans at below market rates and tax exempt loans to municipalities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

	Dollars In Thousands
	2017				2016			2017/2016 Change
	Average Balance	Rates/Yields		Income/ Expense	Average Balance	Rates/Yields	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$478,691.27%			1,308	$449,053.31%		1,371	$87	(150)	(63)
Money market demand accounts		635,072.26		1,681		582,408.25	1,471	137	73	210
Time deposits		519,732	1.03	5,353		511,590.97	4,978	80	295	375
Other savings deposits		132,557.40		530		117,802.38	444	58	28	86
Total interest-bearing deposits		1,766,052.50		8,872		1,660,853.50	8,264	362	246	608
Securities sold under repurchase agreements		1,382.65		9		1,214.25	3	—	6	6
Federal funds purchased		1,176.68		8		2,348.72	17	(8)	(1)	(9)
Total interest-bearing liabilities		1,768,610.50		8,889		1,664,415.50	8,284	354	251	605
Demand deposits		231,409				210,655
Other liabilities		11,352				10,831
Stockholders’ equity		259,677				237,328
Total liabilities and stockholders’ equity		$2,271,048				$2,123,229
Net interest income				82,753			77,076
Net yield on earning assets (1)		3.84%				3.82%
Net interest spread (2)		3.75%				3.73%

(1)	Net interest income on a tax equivalent basis divided by average interest-earning assets.

(2)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

II.	Investment Portfolio:
A.    Investment securities at December 31, 2018 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$71,446	—	2,979	68,467
Mortgage-backed securities	152,375	9	4,874	147,510
Asset-backed securities	22,534	10	844	21,700
Obligations of states and political subdivisions	49,328	22	1,775	47,575
	$295,683	41	10,472	285,252

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

II.	Investment Portfolio, Continued:

A.    Investment securities at December 31, 2017 consist of the following, continued:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$9,886	31	156	9,761
Obligations of states and political subdivisions	22,594	66	310	22,350
	$32,480	97	466	32,111

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$74,690	4	1,714	72,980
Mortgage-backed securities	200,175	302	2,551	197,926
Asset-backed securities	26,387	—	789	25,598
Obligations of states and political subdivisions	37,197	7	992	36,212
	$338,449	313	6,046	332,716

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

II.	Investment Portfolio, Continued:

A.    Investment securities at December 31, 2016 consist of the following, continued:

	Securities Held-To-Maturity
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$11,856	48	230	11,674
Obligations of states and political subdivisions	24,768	142	439	24,471
	$36,624	190	669	36,145

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$61,879	—	2,391	59,488
Mortgage-backed securities	166,316	496	2,447	164,365
Asset-backed securities	37,577	9	729	36,857
Obligations of states and political subdivisions	53,429	52	1,606	51,875
	$319,201	557	7,173	312,585

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

II.	Investment Portfolio, Continued:

B.
The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage and asset-backed securities because the mortgages or other assets underlying such securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2018:

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage and asset-backed securities	$174,909	169,210	2.47%
U.S. Government-sponsored enterprises (GSEs):
Less than one year	—	—	—
One to three years	5,025	4,913	1.68
Three to five years	12,000	11,655	1.86
Five to ten years	52,421	50,082	2.44
More than ten years	2,000	1,817	2.52
Total U.S. Government-sponsored enterprises (GSEs)	71,446	68,467	2.29
Obligations of states and political subdivisions*:
Less than one year	2,230	2,234	2.77
One to three years	2,976	2,950	2.52
Three to five years	2,970	2,892	2.31
Five to ten years	24,183	23,101	2.36
More than ten years	16,969	16,398	3.06
Total obligations of states and political subdivisions	49,328	47,575	2.62
Total available-for-sale securities	$295,683	285,252	2.46%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 21%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

III.	Loan Portfolio:
A.    Loan Types
The following schedule details the loans of the Company at December 31, 2018, 2017, 2016, 2015 and 2014:

	In Thousands
	2018	2017	2016	2015	2014
Commercial, financial and agricultural	$89,554	59,266	50,437	41,036	41,827
Real estate—construction	518,245	392,039	297,315	275,319	245,830
Real estate—mortgage	1,393,641	1,263,696	1,303,918	1,110,989	1,027,723
Installment	48,759	43,540	44,755	43,770	41,398
Total loans	2,050,199	1,758,541	1,696,425	1,471,114	1,356,778
Deferred loan fees	(7,020)	(7,379)	(6,606)	(5,035)	(4,341)
Total loans, net of deferred fees	2,043,179	1,751,162	1,689,819	1,466,079	1,352,437
Less allowance for loan losses	(27,174)	(23,909)	(22,731)	(22,900)	(22,572)
Net loans	$2,016,005	1,727,253	1,667,088	1,443,179	1,329,865

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

III.	Loan Portfolio, Continued:
B.    Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the Company's fixed and variable rate loans at December 31, 2018 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies the Company's variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2018
	Fixed Rates	Variable Rates	Totals	At December 31, 2017
Based on contractual maturity:
Due within one year	$251,028	72,175	323,203	15.8%
Due in one year to five years	187,650	104,641	292,291	14.2
Due after five years	115,603	1,319,102	1,434,705	70.0
Totals	$554,281	1,495,918	2,050,199	100.0%
Based on contractual repricing dates:
Daily floating rate	$—	36,581	36,581	1.8%
Due within one year	251,028	393,013	644,041	31.4
Due in one year to five years	187,650	1,005,736	1,193,386	58.2
Due after five years	115,603	60,588	176,191	8.6
Totals	$554,281	1,495,918	2,050,199	100.0%

The following table represents the contractual maturities of the loan portfolio as of December 31, 2018 (dollars in thousands):

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total
Commercial, financial and agricultural	$11,451	37,886	40,217	89,554
Real estate—construction	216,591	125,430	176,224	518,245
Real estate—mortgage	78,337	98,800	1,216,504	1,393,641
Installment	16,824	30,174	1,761	48,759
	$323,203	292,290	1,434,706	2,050,199

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

III.	Loan Portfolio, Continued:
C.    Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2018, 2017, 2016, 2015 and 2014:

	In Thousands, Except Percentages
	2018	2017	2016	2015	2014
Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate—construction	—	—	—	—	—
Real estate—mortgage	2,050	2,039	3,565	4,909	616
Installment	—	1	—	—	—
Total non-accrual	$2,050	2,040	3,565	4,909	616
Loans 90 days past due still accruing:
Commercial, financial and agricultural	$24	—	14	41	6
Real estate—construction	32	113	22	—	73
Real estate—mortgage	1,058	716	1,642	1,883	1,424
Installment	95	148	129	54	38
Total loans 90 days past due still accruing	$1,209	977	1,807	1,978	1,541
Troubled debt restructurings	$2,492	4,084	4,596	4,104	8,040
Total non-performing loans	$5,751	7,101	9,968	10,991	10,197
Total loans, net of deferred fees	$2,043,179	1,751,162	1,689,819	1,466,079	1,352,437
Percentage of total non-performing loans to total loans outstanding, net of deferred fees	.28%	.41	.59	.75	.75
Other real estate owned	$1,357	1,635	4,527	5,410	7,298

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

III.	Loan Portfolio, Continued:
C.    Risk Elements, Continued:
The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $2,050,000 at December 31, 2018, $2,040,000 at December 31, 2017, $3,565,000 at December 31, 2016, $4,909,000 at December 31, 2015 and $616,000 at December 31, 2014. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2018 if the loans had been current totaled $210,000 compared to $117,000 in 2017, $202,000 in 2016, $291,000 in 2015 and $39,000 in 2014. The amount of interest and fee income recognized on total loans during 2018 totaled $94,917,000 as compared to $83,120,000 in 2017, $77,024,000 in 2016, $71,543,000 in 2015 and $66,685,000 in 2014.
At December 31, 2018, loans, which include the above, totaling $12,039,000 were included in the Company’s internal classified loan list. Of these loans $11,855,000 are real estate secured and $184,000 are secured by various other types of collateral. The value collateralizing these loans is estimated by management to be approximately $22,356,000 ($22,291,000 related to real property securing real estate loans and $65,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
At December 31, 2018, real estate construction and mortgage loans made up 25.3% and 68.0%, respectively, of the Company’s loan portfolio.
At December 31, 2018 and 2017, other real estate owned totaled $1,357,000 and $1,635,000, respectively.
There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2018 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

IV.	Summary of Loan Loss Experience:
The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2018, 2017, 2016, 2015 and 2014 and for the years then ended:

	In Thousands, Except Percentages
	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of period	$23,909	22,731	22,900	22,572	22,935
Charge-offs:
Commercial, financial and agricultural	—	(16)	(11)	—	(37)
Real estate – construction	(19)	—	(66)	(26)	(7)
Real estate – mortgage	(492)	(132)	(209)	(414)	(1,436)
Installment	(1,152)	(1,074)	(674)	(664)	(387)
	(1,663)	(1,222)	(960)	(1,104)	(1,867)
Recoveries:
Commercial, financial and agricultural	3	6	15	7	464
Real estate – construction	88	121	34	39	324
Real estate – mortgage	116	174	131	767	84
Installment	423	418	232	231	134
	630	719	412	1,044	1,006
Net loan charge-offs	(1,033)	(503)	(548)	(60)	(861)
Provision for loan losses charged to expense	4,298	1,681	379	388	498
Allowance for loan losses at end of period	$27,174	23,909	22,731	22,900	22,572
Total loans, net of deferred fees, at end of year	$2,043,179	1,751,162	1,689,819	1,466,079	1,352,437
Average total loans outstanding, net of deferred fees, during year	$1,898,772	1,727,499	1,571,528	1,418,561	1,261,131
Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.05%	0.03	0.04	0.01	0.07
Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	1.33%	1.37	1.35	1.56	1.67

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018
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
The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2018		December 31, 2017
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$682	4.3%	$411	3.4%
Real estate—construction	7,084	25.3	6,094	22.3
Real estate—mortgage	18,601	68.0	16,738	71.9
Installment	807	2.4	666	2.4
	$27,174	100.0%	$23,909	100.0%

	December 31, 2016		December 31, 2015
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$386	3.0%	$339	2.8%
Real estate—construction	5,387	17.5	5,136	18.7
Real estate—mortgage	16,396	76.9	16,983	75.5
Installment	562	2.6	442	3.0
	$22,731	100.0%	$22,900	100.0%

	December 31, 2014
	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$178	3.1%
Real estate—construction	5,578	18.1
Real estate—mortgage	16,492	75.8
Installment	324	3.0
	$22,572	100.0%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

V.	Deposits:
The average amounts and average interest rates for deposits for 2018, 2017 and 2016 are detailed in the following schedule:

2018	2017	2016
Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate
Non-interest bearing deposits	$250,328	—%	$231,409	—%	$210,655	—%
Negotiable order of withdrawal accounts	503,312.36	478,691.27	449,053.31
Money market demand accounts	668,007.52	635,072.26	582,408.25
Time deposits	556,054	1.43	519,732	1.03	511,590.97
Other savings	139,664.53	132,557.40	117,802.38
$2,117,365.66%	$1,997,461.44%	$1,871,508.44%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and more at December 31, 2018:

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total
Less than three months	$30,409	3,745	34,154
Three to six months	31,876	3,269	35,145
Six to twelve months	79,975	6,273	86,248
More than twelve months	179,420	20,014	199,434
	$321,680	33,301	354,981

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

VI.	Return on Equity and Assets:
The following schedule details selected key ratios of the Company at December 31, 2018, 2017 and 2016:

	2018	2017	2016
Return on assets (Net income divided by average total assets)	1.35%	1.04%	1.21%
Return on equity (Net income divided by average equity)	11.70%	9.06%	10.80%
Dividend payout ratio (Dividends declared per share divided by net income per share)	29.13%	28.76%	22.49%
Equity to asset ratio (Average equity divided by average total assets)	11.56%	11.43%	11.18%
Leverage capital ratio (Equity excluding the net unrealized gain (loss) on available-for-sale securities and intangible assets divided by average total assets)	12.31%	11.86%	11.17%
The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s risk-based capital at December 31, 2018 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities, intangible assets and goodwill	$298,566
Total capital:
Allowable allowance for loan losses	27,533
Total capital	$326,099
Risk-weighted assets	$2,308,593
Risk-based capital ratios:
Tier I capital ratio	12.9%
Common equity Tier 1 capital ratio	12.9%
Total capital ratio	14.1%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2018

VI.	Return on Equity and Assets, Continued:
At December 31, 2018, the Company and the Bank were each required to maintain a total capital to risk-weighted asset ratio of 9.875% and a Tier I capital to risk-weighted asset ratio of 7.875% in each case pursuant to the regulations implementing the Basel III guidelines, including the capital conservation buffer. At December 31, 2018, the Company and the Bank were in compliance with these requirements.
The following schedule details the Company’s interest rate sensitivity at December 31, 2018:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of deferred fees	$2,043,179	260,753	83,359	111,624	217,866	1,369,577
Securities	285,252	15,563	860	2,403	7,269	259,157
Loans held for sale	7,484	—	—	—	—	7,484
Interest bearing deposits	80,215	80,215	—	—	—	—
Federal funds sold	9,000	9,000	—	—	—	—
Restricted equity securities	3,012	3,012	—	—	—	—
Total earning assets	2,428,142	368,543	84,219	114,027	225,135	1,636,218
Interest-bearing liabilities:
Negotiable order of withdrawal accounts	503,435	503,435	—	—	—	—
Money market demand accounts	727,654	727,654	—	—	—	—
Individual retirement accounts	76,568	4,692	6,615	9,114	14,452	41,695
Other savings	136,645	136,645	—	—	—	—
Certificates of deposit	537,196	20,077	37,316	58,266	139,853	281,684
	1,981,498	1,392,503	43,931	67,380	154,305	323,379
Interest-sensitivity gap	$446,644	(1,023,960)	40,288	46,647	70,830	1,312,839
Cumulative gap		(1,023,960)	(983,672)	(937,025)	(866,195)	446,644
Interest-sensitivity gap as % of total assets		(40.3)%	1.6%	1.8%	2.8%	51.6%
Cumulative gap as % of total assets		(40.3)%	(38.7)%	(36.8)%	(34.1)%	17.6%
The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

Item 1A. Risk Factors.

Investing in the Company’s common stock involves various risks which are particular to the Company, its industry and its market areas. Several risk factors regarding investing in the Company’s common stock are discussed below. If any of the following risks were to occur, the Company may not be able to conduct its business as currently planned and its financial condition or operating results could be materially and negatively impacted. These matters could cause the trading price of the Company’s common stock to decline in future periods.

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2018, approximately 93% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 37% were commercial real estate loans, 28% were residential real estate loans, 27% were construction and development loans and 8% were other real estate loans. In total these loans make up approximately 96% of the Company’s non-performing loans at December 31, 2018. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which the Company operates can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which the Company underwrites loans can fluctuate from year to year and impact collateral values and the ability of its borrowers to repay their loans.

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that the Company holds. Should the Company experience the return of adverse economic and real estate market conditions similar to those it experienced from 2008 through 2010, the Company may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increased charge-offs from the disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small to medium-sized businesses.

At December 31, 2018, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. If the economic environments in the Company’s markets weaken in 2019 or beyond, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge-offs and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and interest expense paid on deposits and other borrowings. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits. In addition, changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that the Company holds or issues or its variable pricing loans, which could further impact the Company’s interest rate spread.

Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which could ultimately affect the Company’s results of operations and financial condition. A decline in the market value of the Company’s assets may limit the Company’s ability to borrow additional funds. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Company, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, the Company will incur losses. Following an increase in the general level of interest rates, the Company’s ability to maintain a positive net interest spread is dependent on its ability to increase its loan offering rates, replace loan maturities with new originations, minimize increases on its deposit rates, and maintain an acceptable level and mix of funding. Although the Company has implemented procedures it believes will reduce the potential effects of changes in interest rates on its net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest income and net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. The Company cannot assure you that it can minimize its interest rate risk.

Over the last few years, interest rates have increased. Since December 2015, the Federal Reserve has raised short-term interest rates nine times and may institute further changes in the future. Because of significant competitive pressures in the Company’s markets and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate or LIBOR, the Company’s net interest margin may be negatively impacted if these short-term rates decline or do not continue to rise. However, further increases may also negatively impact the Company’s results of operations if it is unable to increase the rates it charges on loans or earns on its investment securities in excess of the increases it must pay on deposits and its other funding sources.

As interest rates change, the Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than its interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” may work against the Company, and its results of operations and financial condition may be negatively affected. The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. The Company employs the use of models and modeling techniques to quantify the levels of risk to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While the Company strives to ensure the accuracy of its modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

Negative developments in the U.S. and local economy may adversely impact the Company’s results in the future.

The Company’s financial performance is highly dependent on the business environment in the markets where it operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, terrorist attacks, acts of war, or a combination of these or other factors. Economic conditions in the markets in which the Company operates deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in the Company’s real estate loan portfolio and increased costs associated with its portfolio of other real estate owned. A worsening of business and economic conditions generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

•	a decrease in deposit balances or the demand for loans and other products and services the Company offers;

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;

•	a decrease in the value of loans and other assets secured by real estate;

•	a decrease in net interest income from the Company’s lending and deposit gathering activities; and

•	an increase in competition resulting from financial services companies.

Although economic conditions have strengthened in most of the Company’s markets in recent periods, the Company believes that it is possible it will continue to experience an uncertain and volatile economic environment during 2019. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, financial condition, and results of operations.

In addition, over the last several years, including from December 22, 2018 until January 25, 2019, the federal government has shut down several times, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in the Company’s markets, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford, Putnam, Davidson, Williamson and Sumner counties and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in these markets. The Company cannot assure investors that economic conditions in its markets will continue to remain healthy during 2019 or thereafter, and weakened economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio, provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. Actual losses are difficult to forecast especially if those losses stem from factors beyond the Company’s historical experience or are otherwise inconsistent with the Company’s credit quality assessments. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, the Company’s results of operations and financial condition could be negatively impacted.

In addition, federal and state regulators periodically review the Company’s loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of the Company’s loan portfolio may be different than the Company’s. Any increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on the Company’s results of operations or financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans or borrowers, identification of additional problem loans and other factors, both within and outside of the Company’s management’s control. These additions may require increased provision expense which would negatively impact the Company’s results of operations.

A new accounting standard may require the Company to increase its allowance for loan losses and could have a material adverse effect on its financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company beginning January 1, 2020. This standard, referred to as current expected credit loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses through provision for loan losses. This will change the current method of provisioning for loan losses that are probable, which may require the Company to increase its allowance for loan losses, and is likely to increase the types of data the Company would need to collect and review to determine the appropriate level of its allowance for loan losses. In addition, this change may result in more volatility in the level of the Company’s allowance for loan losses. An increase, to the extent material, in the Company’s allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on the Company’s financial condition and results of operations, and could result in a reduction in the Company’s CET1 capital ratio. As discussed above, a reduction in the Company’s or the Bank’s capital levels could subject it to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities if it is unable to satisfactorily raise additional capital.

The Company has sought to expand its franchise by developing new markets or expanding its operations in existing markets and may continue to do so in future years.

Since 2014, the Company has opened branch locations in Putnam County, Rutherford County, Davidson County and Williamson County as it sought to expand its footprint beyond its historical markets. Expansion, whether by opening new branches or acquiring existing branches or whole banks, involves various risks, including:

Management of Growth. The Company may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	identify and expand into suitable markets;

•	obtain regulatory and other approvals;

•	identify and acquire suitable sites for new banking offices;

•	attract sufficient deposits and capital to fund anticipated loan growth;

•	avoid diversion or disruption of its existing operations or management as well as those of an acquired institution;

•	maintain adequate management personnel and systems to oversee and support such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

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

Failure to successfully address these and other issues related to the Company’s expansion could have a material adverse effect on its financial condition and results of operations, and could adversely affect its ability to successfully implement its business strategy.

The Company is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.

The Company is dependent upon information technologies, computer systems and networks, including those maintained by it and those maintained and provided to the Company by third parties, to conduct operations and is reliant on technology to help increase efficiency in its business. These systems could become unavailable or impaired from a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, internal or external theft or fraud, design defects, human error or complications encountered as existing systems are maintained, replaced or upgraded. The Company maintains a system of internal controls and security to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks; however, should an event occur that is not prevented or detected by the Company’s internal controls, causes an interruption in service, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on the Company’s business and its reputation, which, in turn, could have a material adverse effect on its financial condition, results of operations and liquidity.

The Company’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Company provides its customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. The Company’s network, and the systems of parties with whom it contracts or on which it relies, as well as those of its customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expand its internal usage of web-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber-attacks or security breaches at third parties with access to the Company’s data, such as vendors, may not be disclosed to the Company in a timely manner. Consistent with industry trends, the Company remains at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulator systems and networks) and viruses could expose the Company to claims, litigation and other possible liabilities, which may be significant. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

The Company contracts with third-party vendors to provide software or services for many of its major systems, such as data processing, loan servicing and deposit processing system. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third-party systems, the Company could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Company’s ability to process new and renewal loans, gather deposits and provide customer service, compromise its ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company also faces the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate its business activities, including vendors, exchanges, and other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, the Company’s operational systems, data or infrastructure, and could disclose such attack or breach to the Company in a delayed manner or not at all. In addition, the Company may be at risk of an operational failure with respect to its customers’ systems. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the continued uncertain global economic environment.

As cyber threats continue to evolve, the Company may be required to expend significant, additional resources to continue to modify or enhance its protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over its information systems, its technology-driven products and services or its customers’ personal and transactional information could negatively affect its business and its reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have material adverse effect on its financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with customers and third parties with whom it does business. A successful penetration or circumvention of system security could cause the Company negative consequences, including loss of customers and business opportunities, disruption to the Company’s operations and business, misappropriation or destruction of the Company’s confidential information and/or that of its customers, or damage to its customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact the Company’s results of operations, liquidity and financial condition.

The Company’s risk and exposure to cyber threats and other information security breaches is heightened as it expands its use of cloud technology and internet and mobile banking delivery channels for its products and services.

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

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (that is fully phased in as of January 1, 2019) above the new regulatory minimum capital ratios, and result in the following minimum ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of more stringent capital requirements for the Company and the Bank, like those implementing the Basel III reforms (particularly CET1 capital ratio), could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets, which could negatively impact the Company’s financial condition or results of operations. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends or buying back shares.

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

The objective of managing liquidity risk is to ensure that the Company’s cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as the Company’s operating cash needs, and that the Company’s cost of funding such requirements and needs is reasonable. The Company maintains an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally the Company relies on deposits, repayments of loans and cash flows from its investment securities as its primary sources of funds. The Company’s principal deposit sources include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with wholesale deposit sources such as federal funds purchased and other sources of short-term and long-term borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet the Company’s liquidity needs could have a substantial negative effect, individually or collectively, on the Company’s and the Bank's liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms attractive to it, could be impaired by factors that affect the Company specifically or the financial services industry in general. For example, factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it or the Bank, a reduction in its credit rating, any damage to its reputation or any other decrease in depositor or investor confidence in the Company’s creditworthiness and business. The Company’s access to liquidity could also be impaired by factors that are not specific to it, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage the Company’s liquidity effectively could affect its competitive position, increase its borrowing costs and the interest rates it pays on deposits, limit its access to the capital markets, cause its regulators to criticize its operations and have a material adverse effect on its financial condition or results of operations.

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include Federal Home Loan Bank advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the equity or debt capital markets.

The Company anticipates it will continue to rely primarily on deposits, loan repayments, and cash flows from its investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment the Company’s primary funding sources. If the Company is unable to access any of these secondary funding sources when needed, it might be unable to meet its customers’ or creditors’ needs, which would adversely affect its financial condition, results of operations, and liquidity.

The performance of the Company’s investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in the Company’s portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, including trade disputes, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

In addition, from time to time the Company may restructure portions of its investment securities portfolio as part of its asset liability management strategies, and may incur loses, which may be material, in connection with any such restructuring.

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

The Company has acquired a number of retail banking facilities and other real properties, any of which may contain hazardous or toxic substances. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability.

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

Some of the Company’s competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires the Company to implement procedures to make and monitor loans throughout the communities it serves. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like the Bank, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products.

The Company competes with these other financial and non-financial institutions both in attracting deposits and in making loans. In addition, the Company has to attract its customer base from other existing financial institutions and from new residents. This competition at times has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates or utilize secondary sources of liquidity. Price competition for loans and deposits might result in the Company earning less interest on its loans and paying more interest on its deposits, which reduces the Company’s net interest income. The Company’s profitability depends upon its continued ability to successfully compete with an array of financial and non-financial institutions in its market areas.

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

The Company has previously announced that Mr. Clemons intends to retire at the end of 2019. Mr. Clemons has been a large part of the Company’s success and the Company’s ability to continue to grow its loan portfolio and deliver returns for its shareholders will depend on the ability of his successor to manage the transition smoothly and operate the Bank in a profitable manner.

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

Implementation of the various provisions of the Dodd-Frank Act has resulted in increases in the Company’s operating costs and may continue to cause additional increases, or otherwise have a material adverse effect on the Company’s business, financial condition or results of operations.

Since the 2008 financial crisis, financial institutions generally have been subjected to increased regulation and scrutiny from federal regulatory authorities. The U.S. Congress responded to the financial crisis by enacting a variety of statutes, in particular the Dodd-Frank Act, which contained numerous far-reaching changes and reforms for the financial services industry and directs federal regulatory agencies to issue regulations to implement these reforms. The Dodd-Frank Act also restructured the regulation of depository institutions, including the creation of the CFPB to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The provisions of the Dodd-Frank Act and the rules adopted to implement those provisions have made far-reaching changes to the regulatory framework under which the Company operates and have had, and may continue to have, a material impact on the Company’s operations, particularly through increased regulatory burdens and compliance costs. Community banks with less than $10 billion in assets (like the Bank) are exempt from certain provisions of the legislation.

Ongoing compliance with the Company’s regulatory obligations may result in further increased regulatory compliance costs, fee reductions and restrictions on activities in which the Company may have otherwise engaged, any of which could have a material adverse effect on its business, financial condition or results of operations. Moreover, the Company’s failure to comply with these or other regulations could result in regulatory enforcement actions against the Company or make it more difficult to receive any required regulatory approvals necessary to execute on the Company’s growth strategy, each of which could have a material adverse effect on the Company’s results of operations, business or financial condition.

Future changes to the laws and regulations applicable to the financial industry, if enacted or adopted, may impact the Company’s profitability or financial condition, require more oversight or change certain of the Company’s business practices, and expose it to additional costs, including increased compliance costs. The Company cannot predict whether any such legislative or regulatory changes, including those that could benefit its business and results of operations, will be enacted or adopted or, if they are, whether they will have a material effect on the Company.

An ineffective risk management framework could have a material adverse effect on the Company’s strategic planning and its ability to mitigate risks and/or losses and could have adverse regulatory consequences.

The Company has implemented a risk management framework to identify and manage its risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and reputational risks. The Company’s framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. However, there is no assurance that the Company’s risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to it. If the Company’s risk management framework is not effective, it could suffer unexpected losses and become subject to regulatory consequences, as a result of which its business, financial condition, results of operations or prospects could be materially adversely affected.

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

The Company’s selection of accounting policies and methods may affect its reported financial results.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report its financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in the Company reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; recognize an other-than-temporary impairment of securities; or significantly increase the Company’s accrued tax liability. Any of these could have a material adverse effect on the Company’s business, financial condition or results of operations. For a discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in the 2018 Annual Report.

The Company currently invests in bank owned life insurance (“BOLI”) and may continue to do so in the future.

The Company had approximately $30.95 million in general, hybrid and separate account BOLI contracts at December 31, 2018. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if the Company needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. The Company is also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Company at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes the Company to liquidity, credit and interest rate risk, which could adversely affect the Company’s results of operations, financial condition and liquidity.

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

The Company is from time to time subject to certain litigation in the ordinary course of its business. The Company may also be subject to claims related to its loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by the Company’s regulators, including those with oversight of its loan servicing programs, could involve large monetary claims, capital directives, agreements with federal regulators, cease and desist orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against the Company could have material adverse financial effects or cause significant reputational harm to the Company, which in turn could seriously harm its business prospects.

In accordance with GAAP, for matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance may not cover all litigation, other proceedings or claims, or the costs of defense. Future developments could result in an unfavorable outcome for any existing or new lawsuits or investigations in which the Company is, or may become, involved, which may have a material adverse effect on its business and its results of operations.

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

In deciding whether to extend credit or enter into certain transactions, the Company relies on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. The Company may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading personal information, financial statements, credit reports, tax returns or other financial information, including information falsely provided as a result of identity theft, could have an adverse effect on the Company’s business, financial condition and results of operations.

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

While the Company has historically paid a quarterly cash dividend on its common stock, there can be no assurance of whether or when it may pay dividends on its common stock in the future. Future dividends, if any, will be declared and paid at the discretion of the Company’s board of directors and will depend on a number of factors, including the Company’s and the Bank’s capital levels. The Company’s principal source of funds used to pay cash dividends on its common stock will be dividends that it receives from the Bank. Although the Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before the Company declares or pays any future dividends on its common stock, the Company’s board of directors will also consider its liquidity and capital requirements and its board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends the Company may declare and pay and that the Bank may declare and pay to the Company. For example, FRB regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results. As a result, current and potential holders of the Company’s common stock could lose confidence in the Company’s financial reporting, which would harm the Company’s business and the trading price of its securities.

Maintaining and adapting the Company’s internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC, is expensive and requires significant management attention. Moreover, as the Company continues to grow, its internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to maintain effective controls or implement required new or improved controls or difficulties encountered in the process may harm the Company’s results of operations and financial condition or cause it to fail to meet its reporting obligations. If the Company or its independent registered public accounting firm identify material weaknesses in the Company’s internal control over financial reporting or the Company is otherwise required to restate the its financial statements, the Company could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of its financial reports. The Company may also face regulatory enforcement or other actions. This could have an adverse effect on the Company’s business, financial condition or results of operations, as well as the trading price of the Company’s securities, and could potentially subject the Company to litigation.

The Company is required to act as a source of financial and managerial strength for the Bank in times of stress.

Under federal law, the Company is required to act as a source of financial and managerial strength to the Bank, and to commit resources to support the Bank if necessary. The Company may be required to commit additional resources to the Bank, or guarantee the Bank’s compliance with a capital plan developed by the Bank to raise capital, at times when the Company may not be in a financial position to provide such resources or guarantee or when it may not be in the Company’s, or its shareholders’ or its creditors’ best interests to do so. Providing such support is more likely during times of financial stress for the Company and the Bank, which may make any capital the Company is required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans the Company makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by it to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Non-compliance with the Patriot Act, the BSA or other laws and regulations could result in fines or sanctions against the Company.

The BSA, as amended by the Patriot Act, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury's Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, as well as additional operating expenses to add staff and/or technological enhancements to the Company’s systems to better comply.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. In spring 2018, the Bank completed construction on its new 67,000 square foot operations center located at 105 North Castle Heights Avenue, Lebanon, Tennessee, which is adjacent to the 623 West Main Street office. In addition thereto, the Bank has twenty-eight branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 2930 West End Avenue, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 320 South Jefferson Avenue, Cookeville, Tennessee; 9200 Carothers Parkway, Suite 108, Franklin, Tennessee; a Loan Production Office at 393 Maple Street Suite 100-A in Gallatin, Tennessee and a Loan Production Office at 161 Harold court in Franklin, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. The Highway 96 office in Murfreesboro opened in January 2017 and contains approximately 4,700 square feet of space. The South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. The West End office in Nashville opened in August 2017 and contains approximately 3,200 square feet of space. The Cool Springs office in Franklin opened in December 2018 and contains approximately 4,180 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space.

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space. The Bank owns a building at 217 Donelson Pike, Donelson, Tennessee which occupies approximately 8,000 square feet of space and a building at 320 South Jefferson Avenue, Cookeville, Tennessee, which occupies approximately 6,300 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its Loan Production office in Gallatin, its West End office in Nashville and its Cool Springs office in Franklin. The Bank also leases space at seven locations within Wilson County, DeKalb County, Rutherford County, Davidson County, Smith County and Cannon County where it maintains and operates automatic teller machines.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities
Information required by this item is contained under the heading “Holding Company & Stock Information” on page 89 of the Company’s 2018 Annual Report and is incorporated herein by reference.
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2018.
Item 6. Selected Financial Data
Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 13 of the Company’s 2018 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 14 through 35 of the Company’s 2018 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 31 of the Company’s 2018 Annual Report and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 37 through 88 of the Company’s 2018 Annual Report and are incorporated herein by reference.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on pages 37 and 38 of the Company’s 2018 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2019 Annual Meeting of Shareholders (the “2019 Annual Meeting of Shareholders”). The information required by this item with respect to executive officers is set forth below:

James Randall Clemons (66) - Mr. Clemons is President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Clemons also serves on the Board of Directors of the Company and the Bank. He has held such positions with the Company since its formation in March 1992 and has held his Bank positions since the Bank commenced operations in May 1987. Prior to that time, Mr. Clemons served as Senior Vice President and Cashier for Peoples Bank, Lebanon, Tennessee.

John McDearman (49) - Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President of the Bank. Currently he serves as President of the Bank, a position he has held since January 2018. Prior to joining the Bank in 1998 he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998. Mr. McDearman also serves on the Boards of Directors of the Company and the Bank.

Gary Whitaker (61) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (54) - Ms. Pominski is Executive Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions with the Bank including Asst. Cashier, Asst. Vice President and Senior Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN.

Clark Oakley (49) - Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and from January 1, 2017 until December 31, 2017, he served as Executive Vice President and Chief Operating Officer of the Bank. Currently he serves as Executive Vice President and Chief Operating Officer of the Company and the Bank. Prior to 1995 Mr. Oakley was employed at Union Planters Bank in Alexandria, TN. His primary duties include overseeing the operations of the Company and the Bank, including information technology and electronic banking.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2019 Annual Meeting of Shareholders.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors - Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2019 Annual Meeting of Shareholders.

Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials to be filed in connection with the 2019 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials to be filed in connection with the 2018 Annual Meeting of Shareholders.
The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2018 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003, a four-for-three stock split in the form of a stock dividend paid on May 31, 2007 and a four-for-three stock split in the form of a stock dividend paid on March 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	277,820	40.11	537,892
Equity compensation plans not approved by shareholders	—	—	—
Total	277,820	40.11	537,892

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials to be filed in connection with the 2019 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Director Independence” in the Company’s definitive proxy materials to be filed in connection with the 2019 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials to be filed in connection with the 2019 Annual Meeting of Shareholders.
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

10.64	Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated November 23, 2012, by and between Wilson Bank and Trust and Clark Oakley.*

10.65	Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Clark Oakley.*

10.66	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement as of September 26, 2016, by and between Wilson Bank and Trust and Clark Oakley.*

10.67	Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Clark Oakley.*

10.68	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015 by and between Wilson Bank and Trust and Clark Oakley.*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2018 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*    Management compensatory plan or contract

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ J. Randall Clemons
Name:	J. Randall Clemons
Title:	President and Chief Executive Officer
Date:	March 8, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randall Clemons J. Randall Clemons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2019

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2019

/s/ John C. McDearman, III John C. McDearman, III	Executive Vice President & Director	March 8, 2019

/s/ Jack W. Bell Jack W. Bell	Director	March 8, 2019

/s/ James F. Comer James F. Comer	Director	March 8, 2019

/s/ Robert H. Goodall, Jr. Robert H. Goodall, Jr.	Director	March 8, 2019

/s/ William P. Jordan William P. Jordan	Director	March 8, 2019

/s/ James Anthony Patton James Anthony Patton	Director	March 8, 2019

/s/ H. Elmer Richerson H. Elmer Richerson	Director	March 8, 2019