Form 10-Q
period 2019-03-31
WILSON BANK HOLDING CO
filed 2019-05-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 10,724,395 shares at May 9, 2019

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018

	(Unaudited)	(Audited)
	March 31, 2019	December 31, 2018
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,051,090	$2,043,179
Less: Allowance for loan losses	(28,280)	(27,174)
Net loans	2,022,810	2,016,005
Securities:
Available-for-sale, at market (amortized cost $385,194 and $295,683, respectively)	378,144	285,252
Total securities	378,144	285,252
Loans held for sale	11,881	7,484
Interest bearing deposits	112,106	80,215
Restricted equity securities	3,406	3,012
Federal funds sold	—	9,000
Total earning assets	2,528,347	2,400,968
Cash and due from banks	9,462	9,976
Bank premises and equipment, net	58,226	58,363
Accrued interest receivable	7,114	6,724
Deferred income tax asset	8,092	8,901
Other real estate	1,175	1,357
Bank owned life insurance	31,151	30,952
Other assets	24,161	21,636
Goodwill	4,805	4,805
Total assets	$2,672,533	$2,543,682
Liabilities and Stockholders’ Equity
Deposits	$2,315,509	$2,235,655
Federal home loan bank advances	32,000	—
Accrued interest and other liabilities	19,483	12,360
Total liabilities	2,366,992	2,248,015
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,724,060 and 10,623,810 shares, respectively	21,448	21,248
Additional paid-in capital	78,716	73,960
Retained earnings	210,584	208,164
Net unrealized losses on available-for-sale securities, net of income taxes of $1,843 and $2,726, respectively	(5,207)	(7,705)
Total stockholders’ equity	305,541	295,667
Total liabilities and stockholders’ equity	$2,672,533	$2,543,682

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$25,774	$21,833
Interest and dividends on securities:
Taxable securities	1,607	1,666
Exempt from Federal income taxes	167	303
Interest on loans held for sale	78	39
Interest on Federal funds sold	8	154
Interest on balances held at depository institutions	600	67
Interest and dividends on restricted securities	50	32
Total interest income	28,284	24,094
Interest expense:
Interest on negotiable order of withdrawal accounts	572	344
Interest on money market and savings accounts	1,740	707
Interest on time deposits	2,886	1,592
Interest on federal home loan bank advances	13	—
Interest on securities sold under repurchase agreements	—	16
Total interest expense	5,211	2,659
Net interest income before provision for loan losses	23,073	21,435
Provision for loan losses	1,033	1,023
Net interest income after provision for loan losses	22,040	20,412
Non-interest income:
Service charges on deposit accounts	1,663	1,542
Other fees and commissions	3,107	3,003
Income on BOLI and annuity contracts	199	214
Gain on sale of loans	1,646	1,031
Gain (loss) on the sale of fixed assets	(1)	—
Gain (loss) on sale of other real estate	(45)	—
Loss on sale of securities	(309)	—
Total non-interest income	6,260	5,790
Non-interest expense:
Salaries and employee benefits	10,410	9,823
Occupancy expenses, net	1,114	963
Advertising & public relations expense	477	482
Furniture and equipment expense	772	585
Data processing expense	834	710
ATM & interchange expense	784	684
Directors’ fees	134	149
Audit, legal & consulting expenses	495	521
Other operating expenses	2,398	2,132
Total non-interest expense	17,418	16,049
Earnings before income taxes	10,882	10,153
Income taxes	2,592	2,673
Net earnings	$8,290	$7,480
Weighted average number of common shares outstanding-basic	10,701,602	10,507,273
Weighted average number of common shares outstanding-diluted	10,716,872	10,513,076
Basic earnings per common share	$0.77	$0.71
Diluted earnings per common share	$0.77	$0.71
Dividends per share	$0.55	$0.35
See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Net earnings	$8,290	$7,480
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $802 and $1,687, respectively	2,270	(4,766)
Reclassification adjustment for net losses on the sale of securities included in net earnings, net of taxes of $81 and $0, respectively	228	—
Other comprehensive earnings (loss)	2,498	(4,766)
Comprehensive earnings	$10,788	$2,714

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Balance January 1, 2018	$20,901	66,047	185,017	(4,235)	267,730
Cash dividends declared, $.35 per share	—	—	(3,658)	—	(3,658)
Issuance of 64,837 shares of common stock pursuant to dividend reinvestment plan	130	2,772	—	—	2,902
Issuance of 6,729 shares of common stock pursuant to exercise of stock options	14	221	—	—	235
Share based compensation expense	—	100	—	—	100
Net change in fair value of available-for-sale securities during the year, net of taxes of $1,687	—	—	—	(4,766)	(4,766)
Net earnings for the year	—	—	7,480	—	7,480
Balance March 31, 2018	21,045	69,140	188,839	(9,001)	270,023

Balance January 1, 2019	21,248	73,960	208,164	(7,705)	295,667
Cash dividends declared, $.55 per share	—	—	(5,843)	—	(5,843)
Issuance of 91,487 shares of common stock pursuant to dividend reinvestment plan	183	4,368	—	—	4,551
Issuance of 8,763 shares of common stock pursuant to exercise of stock options	17	289	—	—	306
Share based compensation expense	—	99	—	—	99
Net change in fair value of available-for-sale securities during the year, net of taxes of $883	—	—	—	2,498	2,498
Reclassification adjustment for the adoption of lease standard	—	—	(27)	—	(27)
Net earnings for the year	—	—	8,290	—	8,290
Balance March 31, 2019	$21,448	78,716	210,584	(5,207)	305,541

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Cash flows from operating activities:
Interest received	$28,297	$24,710
Fees and commissions received	4,770	4,545
Proceeds from sale of loans held for sale	35,664	28,865
Origination of loans held for sale	(38,415)	(28,478)
Interest paid	(4,903)	(2,562)
Cash paid to suppliers and employees	(13,708)	(11,926)
Income taxes paid	(1,036)	(974)
Net cash provided by operating activities	10,669	14,180
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	—	928
Proceeds from maturities, calls, and principal payments of available-for-sale securities	7,532	10,210
Proceeds from the sale of available-for-sale securities	24,621	—
Purchase of available-for-sale securities	(122,376)	(9,118)
Loans made to customers, net of repayments	(7,979)	(76,653)
Purchase of equity securities	(394)	—
Purchase of premises and equipment	(842)	(3,750)
Proceeds from sale of other real estate	276	15
Proceeds from sale of other assets	2	—
Net cash used in investing activities	(99,160)	(78,368)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	42,024	52,874
Net increase in time deposits	37,830	24,615
Net decrease in securities sold under repurchase agreements	—	(864)
Federal Home Loan Bank advances	32,000	—
Dividends paid	(5,843)	(3,658)
Proceeds from sale of common stock pursuant to dividend reinvestment	4,551	2,902
Proceeds from exercise of stock options	306	235
Net cash provided by financing activities	110,868	76,104
Net increase in cash and cash equivalents	22,377	11,916
Cash and cash equivalents at beginning of period	99,191	95,518
Cash and cash equivalents at end of period	$121,568	$107,434

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2019 and 2018
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	8,290	7,480
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,381	1,389
Provision for loan losses	1,033	1,023
Loss on sale of other real estate	45	—
Loss on sale of securities	309	—
Stock-based compensation expense	99	100
Loss on the sale of bank premises and equipment	1	—
Increase in loans held for sale	(4,397)	(644)
Increase in deferred tax asset	(74)	(74)
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(124)	(7)
Increase in interest receivable	(390)	(37)
Increase in other liabilities	2,558	3,080
Increase in taxes payable	1,630	1,773
Increase in interest payable	308	97
Total adjustments	2,379	6,700
Net cash provided by operating activities	$10,669	$14,180

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of taxes of $883 and $1,687 for the three months ended March 31, 2019 and 2018, respectively	$2,498	$(4,766)
Non-cash transfers from loans to other real estate	$139	$—
Non-cash transfers from loans to other assets	$2	$—
See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, Putnam, Smith, and Williamson Counties, Tennessee.

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
These consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2018 and March 31, 2019, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans with principal balances of less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02, among other things, requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 was effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recorded a right-of-use asset in the amount of $2,600,000 and an offsetting lease liability in the amount of $2,627,000. Upon adoption, using a modified retrospective transition adoption approach, we recognized a cumulative effect reduction to retained earnings totaling $27,000. We have elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We have utilized the modified-retrospective transition approach prescribed by ASU 2018-11.

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

In March 2017, FASB issued ASU 2017-08, “Receivables -  Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 provides guidance on the amortization period for certain purchased callable debt securities held at a premium. This update shortens the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument related to certain cash flow issues. ASU 2017-08 became effective for us on January 1, 2019 and did not have a significant impact on our financial statements.

In August 2018, FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

Other than those previously discussed, there were no other recently issued accounting pronouncements that we believe are reasonably likely to materially impact the Company.

Subsequent Events  - Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Wilson Bank Holding Company evaluated all events or transactions that occurred after March 31, 2019 through the date of the issued financial statements.

Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at March 31, 2019 and December 31, 2018:

	(In Thousands)
	March 31, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$458,304	$460,692
Multifamily	136,385	134,613
Commercial	727,394	701,055
Construction and land development	495,061	518,245
Farmland	23,438	24,071
Second mortgages	11,465	11,197
Equity lines of credit	61,656	62,013
Total mortgage loans on real estate	1,913,703	1,911,886
Commercial loans	77,921	78,245
Agricultural loans	1,821	1,985
Consumer installment loans
Personal	51,981	45,072
Credit cards	3,586	3,687
Total consumer installment loans	55,567	48,759
Other loans	8,989	9,324
Total loans before net deferred loan fees	2,058,001	2,050,199
Net deferred loan fees	(6,911)	(7,020)
Total loans	2,051,090	2,043,179
Less: Allowance for loan losses	(28,280)	(27,174)
Net loans	$2,022,810	$2,016,005

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

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter. The level of the allowance is based upon evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, current and anticipated economic conditions, historical loss experience, industry and peer bank loan quality indicators and other pertinent factors, including regulatory recommendations.

Transactions in the allowance for loan losses for the three months ended March 31, 2019 and year ended December 31, 2018 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2019
Allowance for loan losses:
Beginning balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Provision	261	19	510	(259)	(5)	3	(4)	163	345	1,033
Charge-offs	—	—	—	—	—	—	—	—	(296)	(296)
Recoveries	7	—	—	267	—	—	—	—	95	369
Ending balance	$6,565	1,500	10,263	7,092	216	121	727	785	1,011	28,280
Ending balance individually evaluated for impairment	$845	—	142	—	—	—	—	—	—	987
Ending balance collectively evaluated for impairment	$5,720	1,500	10,121	7,092	216	121	727	785	1,011	27,293
Loans:
Ending balance	$458,304	136,385	727,394	495,061	23,438	11,465	61,656	77,921	66,377	2,058,001
Ending balance individually evaluated for impairment	$2,802	—	1,826	—	—	—	—	—	—	4,628
Ending balance collectively evaluated for impairment	$455,502	136,385	725,568	495,061	23,438	11,465	61,656	77,921	66,377	2,053,373

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Provision	1,568	470	436	921	(266)	24	7	218	920	4,298
Charge-offs	(492)	—	—	(19)	—	—	—	—	(1,152)	(1,663)
Recoveries	65	—	50	88	—	—	1	3	423	630
Ending balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Ending balance individually evaluated for impairment	$852	—	312	—	—	—	—	—	—	1,164
Ending balance collectively evaluated for impairment	$5,445	1,481	9,441	7,084	221	118	731	622	867	26,010
Loans:
Ending balance	$460,692	134,613	701,055	518,245	24,071	11,197	62,013	78,245	60,068	2,050,199
Ending balance individually evaluated for impairment	$2,829	—	1,831	686	—	—	—	—	—	5,346
Ending balance collectively evaluated for impairment	$457,863	134,613	699,224	517,559	24,071	11,197	62,013	78,245	60,068	2,044,853

Impaired Loans
At each of March 31, 2019 and December 31, 2018, the Company had certain impaired loans of $2.1 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at March 31, 2019 and December 31, 2018.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With no related allowance recorded:
Residential 1-4 family	$1,089	1,464	—	1,143	2
Multifamily	—	—	—	—	—
Commercial real estate	314	314	—	316	4
Construction	—	—	—	345	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,403	1,778	—	1,804	6
With related allowance recorded:
Residential 1-4 family	$1,722	1,939	845	1,682	23
Multifamily	—	—	—	—	—
Commercial real estate	1,514	1,512	142	1,515	4
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,236	3,451	987	3,197	27
Total
Residential 1-4 family	$2,811	3,403	845	2,825	25
Multifamily	—	—	—	—	—
Commercial real estate	1,828	1,826	142	1,831	8
Construction	—	—	—	345	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$4,639	5,229	987	5,001	33

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Residential 1-4 family	$1,196	1,795	—	1,862	42
Multifamily	—	—	—	—	—
Commercial real estate	317	316	—	320	16
Construction	690	686	—	822	42
Farmland	—	—	—	233	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,203	2,797	—	3,237	100
With related allowance recorded:
Residential 1-4 family	$1,641	1,635	852	1,782	77
Multifamily	—	—	—	—	—
Commercial real estate	1,515	1,515	312	2,001	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,156	3,150	1,164	3,783	94
Total:
Residential 1-4 family	$2,837	3,430	852	3,644	119
Multifamily	—	—	—	—	—
Commercial real estate	1,832	1,831	312	2,321	33
Construction	690	686	—	822	42
Farmland	—	—	—	233	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$5,359	5,947	1,164	7,020	194

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

The following table summarizes the carrying balances of TDRs at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(In thousands)
Performing TDRs	$1,207	$1,676
Nonperforming TDRs	626	816
Total TDRS	$1,833	$2,492

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the three months ended March 31, 2019 and the year ended December 31, 2018 (in thousands, except for number of contracts):

	March 31, 2019			December 31, 2018
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	4	$448	$448
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	2	5	5
Total	—	$—	$—	6	$453	$453

As of March 31, 2019 and December 31, 2018 the Company had no loan relationships that had been previously classified as TDRs subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of March 31, 2019 and December 31, 2018, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $637,000 and $200,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $12.5 million at March 31, 2019 and $12.0 million at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at March 31, 2019 and December 31, 2018:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
March 31, 2019
Credit Risk Profile by Internally Assigned Rating
Pass	$449,694	136,385	724,493	494,949	23,265	11,149	61,488	77,883	66,214	2,045,520
Special Mention	4,279	—	1,690	57	111	177	—	15	116	6,445
Substandard	4,331	—	1,211	55	62	139	168	23	47	6,036
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$458,304	136,385	727,394	495,061	23,438	11,465	61,656	77,921	66,377	2,058,001
December 31, 2018
Credit Risk Profile by Internally Assigned Rating
Pass	$452,411	134,613	698,083	518,123	23,895	10,979	61,927	78,206	59,923	2,038,160
Special Mention	3,949	—	1,690	64	112	179	—	39	78	6,111
Substandard	4,332	—	1,282	58	64	39	86	—	67	5,928
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$460,692	134,613	701,055	518,245	24,071	11,197	62,013	78,245	60,068	2,050,199

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$69,172	$—	$1,821	$67,351
Mortgage-backed securities	258,540	100	3,784	254,856
Asset-backed securities	20,027	—	616	19,411
Obligations of states and political subdivisions	37,455	44	973	36,526
	$385,194	$144	$7,194	$378,144

	December 31, 2018
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$71,446	$—	$2,979	$68,467
Mortgage-backed securities	152,375	9	4,874	147,510
Asset-backed securities	22,534	10	844	21,700
Obligations of states and political subdivisions	49,328	22	1,775	47,575
	$295,683	$41	$10,472	$285,252

There were no debt and equity securities classified as held-to-maturity at March 31, 2019 or December 31, 2018. During the year ended December 31, 2018, the Company sold securities classified as held-to-maturity with a book value of $4,843,000 for a loss of $79,000. Due to the sale, management determined the Company no longer had the intent to hold the remaining securities classified as held-to-maturity to their respective maturity dates and transferred the remaining book value of $22,800,000 to the available-for-sale classification.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $40,113,000 (fair value of $39,851,000) and $11,564,000 (fair value of $11,295,000) at March 31, 2019 and December 31, 2018, respectively.
The amortized cost and estimated market value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$1,448	$1,448
Due after one year through five years	20,361	19,970
Due after five years through ten years	119,415	116,182
Due after ten years	243,970	240,544
	$385,194	$378,144

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2019	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$—	$—	—	$67,351	$1,821	26	$67,351	$1,821
Mortgage-backed securities	90,484	512	24	131,585	3,272	89	222,069	3,784
Asset-backed securities	—	—	—	19,411	616	14	19,411	616
Obligations of states and political subdivisions	1,681	6	2	27,430	967	65	29,111	973
	$92,165	$518	26	$245,777	$6,676	194	$337,942	$7,194

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2018	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$—	$—	—	$68,467	$2,979	28	$68,467	$2,979
Mortgage-backed securities	8,651	64	10	137,457	4,810	94	146,108	4,874
Asset-backed securities	—	—	—	20,597	844	14	20,597	844
Obligations of states and political subdivisions	4,064	26	6	39,841	1,749	94	43,905	1,775
	$12,715	$90	16	$266,362	$10,382	230	$279,077	$10,472

Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.
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
Note 4. Earnings Per Share
The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits, if any. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$8,290	$7,480
Denominator – Weighted average number of common shares outstanding	10,701,602	10,507,273
Basic earnings per common share	$0.77	$0.71
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$8,290	$7,480
Denominator – Weighted average number of common shares outstanding	10,701,602	10,507,273
Dilutive effect of stock options	15,270	5,803
Weighted average diluted common shares outstanding	10,716,872	10,513,076
Diluted earnings per common share	$0.77	$0.71

Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2019, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2019.
As of and for the three months ended March 31, 2019, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2015 through 2018 and the IRS for the years ended December 31, 2016 through 2018.

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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2019 is as follows:

Commitments to extend credit	$552,439,000
Standby letters of credit	$81,493,000

The Bank originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. Traditionally these sales have been on a best efforts basis to investors that follow conventional government sponsored entities ("GSE") and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA") guidelines. Generally, loans held for sale are underwritten by the Company, including HUD/VA loans. In the fourth quarter of 2018, the Bank began to participate in a mandatory delivery program that requires the Bank to deliver a particular volume of mortgage loans by agreed upon dates. To the extent the Bank is unable to generate loans in sufficient volumes to meet its mandatory delivery requirements it may incur expenses in connection with such failures.

Each purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require the Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties or the loan had an early payoff or payment default, the Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2019 will not have a material impact on the Company’s consolidated financial statements.

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
Bank Owned Life Insurance — The cash surrender value of bank owned life insurance policies is carried at fair value. The Company uses financial information received from insurance carriers indicating the performance of the insurance policies and cash surrender values in determining the carrying value of life insurance. The Company reflects these assets within Level 3 of the valuation hierarchy due to the unobservable inputs included in the valuation of these items. The Company does not consider the fair values of these policies to be materially sensitive to changes in these unobservable inputs.

Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at fair value, and are classified within Level 2 of the valuation hierarchy. The fair value of mortgage loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan.
Derivatives —The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).
The following tables present the financial instruments carried at fair value as of March 31, 2019 and December 31, 2018, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2019
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$67,351	—	67,351	—
Mortgage-backed securities	254,856	—	254,856	—
Asset-backed securities	19,411	—	19,411	—
State and municipal securities	36,526	—	36,526	—
Total investment securities available-for-sale	378,144	—	378,144	—
Mortgage loans held for sale	11,881	—	11,881	—
Mortgage banking derivatives	440	—	440	—
Bank owned life insurance	31,151	—	—	31,151
Total assets	$421,616	—	390,465	31,151

Mortgage banking derivatives	$70	—	70	—
Total liabilities	$70	—	70	—

December 31, 2018
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$68,467	—	68,467	—
Mortgage-backed securities	147,510	—	147,510	—
Asset-backed securities	21,700	—	21,700	—
State and municipal securities	47,575	—	47,575	—
Total investment securities available-for-sale	285,252	—	285,252	—
Mortgage loans held for sale	7,484	—	7,484	—
Mortgage banking derivatives	335	—	335	—
Bank owned life insurance	30,952	—	—	30,952
Total assets	$324,023	—	293,071	30,952

Mortgage banking derivatives	$88	—	88	—
Total liabilities	$88	—	88	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2019
Other real estate owned	$1,175	—	—	1,175
Impaired loans, net (¹)	3,652	—	—	3,652
Total	$4,827	—	—	4,827
December 31, 2018
Other real estate owned	$1,357	—	—	1,357
Impaired loans, net (¹)	4,195	—	—	4,195
Total	$5,552	—	—	5,552

(1)	Amount is net of a valuation allowance of $987,000 at March 31, 2019 and $1,164,000 at December 31, 2018 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2019 and December 31, 2018:

	Valuation Techniques (2)	Significant Unobservable Inputs	Range (Weighted Average)
Impaired loans	Appraisal	Estimated costs to sell	10%
Other real estate owned	Appraisal	Estimated costs to sell	10%

(2)
The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2019, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2019 and 2018 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2019		2018
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$30,952	—	$29,475	—
Total realized gains included in income	199	—	214	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$31,151	—	$29,689	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$199	—	$214	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and December 31, 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
Cash and cash equivalents — The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
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
Deposits and Federal Home Loan Bank borrowings — Fair values for deposits and Federal Home Loan Bank borrowings are estimated using discounted cash flow models, using current market interest rates offered on deposits with similar remaining maturities.
    Restricted equity securities — It is not practical to determine the fair value of Federal Home Loan Bank or Federal Reserve Bank stock due to restrictions placed on its transferability.
    Accrued interest receivable/payable — The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification based on the asset/liability with which they are associated.
Off-Balance Sheet Instruments — The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Financial assets:
Cash and cash equivalents	$121,568	121,568	121,568	—	—
Loans, net	2,022,810	2,011,417	—	—	2,011,417
Restricted equity securities	3,406	NA	NA	NA	NA
Accrued interest receivable	7,114	7,114	20	1,591	5,503
Financial liabilities:
Deposits	2,315,509	2,097,729	—	—	2,097,729
Federal Home Loan Bank borrowings	32,000	32,017	—	—	32,017
Accrued interest payable	3,440	3,440	—	—	3,440

December 31, 2018
Financial assets:
Cash and cash equivalents	$99,191	99,191	99,191	—	—
Loans, net	2,016,005	2,017,272	—	—	2,017,272
Restricted equity securities	3,012	NA	NA	NA	NA
Accrued interest receivable	6,724	6,724	3	1,362	5,359
Financial liabilities:
Deposits	2,235,655	1,974,554	—	—	1,974,554
Accrued interest payable	3,132	3,132	—	—	3,132

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Equity Incentive Plans

In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”). The Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiary. Furthermore, the Company and its subsidiary could reserve additional shares for issuance under the 1999 Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the 1999 Stock Option Plan was equal to five percent (5%) of the shares of common stock then issued and outstanding. The 1999 Stock Option Plan terminated on April 13, 2009, and no additional awards may be issued under the 1999 Stock Option Plan. The awards granted under the 1999 Stock Option Plan prior to the plan's termination will remain outstanding until exercised or otherwise terminated. As of March 31, 2019, the Company had no outstanding options under the 1999 Stock Option Plan.

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan. Under the 2009 Stock Option Plan, awards may be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2009 Stock Option Plan is 100,000 shares. As of March 31, 2019, the Company had outstanding 25,166 options with a weighted average exercise price of $31.90. The 2009 Stock Option Plan expired on April 13,

2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2019, the Company had 485,104 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of March 31, 2019, the Company had outstanding 123,493 options with a weighted average exercise price of $41.28 and 120,148 cash-settled stock appreciation rights with a weighted average exercise price of $41.00 under the 2016 Stock Option Plan.

As of March 31, 2019, the Company had outstanding 148,659 stock options with a weighted average exercise price of $39.69 and 120,148 cash-settled stock appreciation rights each with a weighted average exercise price of $41.00.

The following tables summarize information about stock options and cash-settled SARs for the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	277,820	$40.11	$285,780	$39.31
Granted	—	—	2,500	44.75
Exercised	9,013	35.13	7,234	35.30
Forfeited or expired	—	—	1,500	36.60
Outstanding at end of period	268,807	$40.28	$279,546	$39.48
Options and SARs exercisable at March 31	109,897	$39.44	$59,378	$37.77

As of March 31, 2019, there was $1,838,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.98 years.

(9)	Mortgage Banking Derivatives
Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At March 31, 2019 and December 31, 2018, the Company had approximately $11,631,000 and $9,655,000, respectively, of interest rate lock commitments and approximately $12,000,000 and $11,750,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $440,000 and $335,000 and derivative liabilities of $70,000 and $88,000, respectively, at March 31, 2019 and December 31, 2018. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.
The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	March 31, 2019	December 31, 2018
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(70)	(88)
Interest rate contracts for customers	440	335

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of March 31, 2019 and December 31, 2018 (in thousands):

	In Thousands
	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$11,631	440	9,655	335
Forward contracts related to mortgage loans held-for-sale	12,000	(70)	11,750	(88)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a more complete discussion of factors that impact liquidity, capital and the results of operations.
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
The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) renewed deterioration in the real estate market conditions in the Company’s market areas, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net yield on earning assets, (iv) the deterioration of the economy in the Company’s market areas, (v) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating or that affect the yield curve, (vi) the ability to grow and retain low-cost core deposits, (vii) significant downturns in the business of one or more large customers, (viii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (ix) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (x) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xi) inadequate allowance for loan losses, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, (xiv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xv) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvi) loss of key personnel, and (xvii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The estimated loan loss allocation for all twelve loan portfolio segments is then adjusted for several “environmental” factors. The allocation for environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies, increase in interest rates, or procedures and other influencing factors. These environmental factors are considered for each of the twelve loan segments and the allowance allocation, as determined by the processes noted above for each component, is increased or decreased through provision expense based on the incremental assessment of these various environmental factors.
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
Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date for us is December 31. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company first has the option to perform a qualitative assessment of goodwill to determine if impairment has occurred. Based upon the qualitative assessment, if the fair value of goodwill exceeds the carrying value, the evaluation of goodwill is complete. If the qualitative assessment indicates that impairment is present, the goodwill impairment analysis continues with a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
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
Results of Operations
Net earnings increased 10.83% to $8,290,000 for the three months ended March 31, 2019 from $7,480,000 in the first three months of 2018. The increase in net earnings during the three months ended March 31, 2019 as compared to the prior year comparable periods was primarily due to an increase in net interest income, reflecting an increase in average loan balances between the relevant periods, an increase in the yield on earning assets, primarily loans, an increase in non-interest income, and a decrease in income taxes, partially offset by an increase in interest expense resulting from an increase in deposit rates, a shift in deposit mix and an increase in non-interest expense resulting from the Company's continued growth.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three-month periods ended March 31, 2019 and March 31, 2018 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$2,037,980	5.19%	$25,774	$1,793,434	4.97%	$21,833
Investment securities—taxable	260,621	2.50	1,607	318,898	2.12	1,666
Investment securities—tax exempt	33,311	2.03	167	46,226	2.66	303
Taxable equivalent adjustment	—	0.54	44	—	0.71	81
Total tax-exempt investment securities	33,311	2.57	211	46,226	3.37	384
Total investment securities	293,932	2.51	1,818	365,124	2.28	2,050
Loans held for sale	7,028	4.50	78	4,959	3.19	39
Federal funds sold	1,682	1.93	8	4,305	1.13	12
Accounts with depository institutions	109,329	2.23	600	62,849	1.35	209
Restricted equity securities	3,025	6.70	50	3,012	4.31	32
Total earning assets	2,452,976	4.74	28,328	2,233,683	4.41	24,175
Cash and due from banks	10,589			11,290
Allowance for loan losses	(27,308)			(24,108)
Bank premises and equipment	58,162			55,684
Other assets	72,822			66,642
Total assets	$2,567,241			$2,343,191

Notes:
1. The tax equivalent adjustment for 2018 has been computed using a 21% Federal tax rate.
2. Yields on loans and total earning assets include the impact of State income tax credits related incentive loans at below market rates and tax exempt loans to municipalities.

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$504,978	0.46%	$572	$495,525	0.28%	$344
Money market demand accounts	740,225	0.84	1,530	652,597	0.34	554
Time Deposits	625,895	1.87	2,886	529,861	1.22	1,592
Other savings	135,487	0.63	210	139,089	0.45	153
Total interest-bearing deposits	2,006,585	1.05	5,198	1,817,072	0.59	2,643
Federal Home Loan Bank advances	1,833	2.88	13	—	—	—
Securities sold under repurchase agreements	—	—	—	4,233	1.53	16
Total interest-bearing liabilities	2,008,418	1.05	5,211	1,821,305	0.59	2,659
Non-interest bearing deposits	247,318			241,532
Other liabilities	9,909			11,681
Stockholders’ equity	301,596			268,673
Total liabilities and stockholders’ equity	$2,567,241			$2,343,191
Net interest income, on a tax equivalent basis			$23,117			$21,516
Net yield on earning assets (2)		3.88%			3.93%
Net interest spread (3)		3.69%			3.82%
(1) Loan fees of $1.9 million are included in interest income in 2019 and 2018.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the three months ended March 31, 2019 and 2018 was 3.88% and 3.93%, respectively. The decrease in net yield on earning assets was due to an increase in the rate paid on our interest-bearing liabilities that outpaced the increase in yield on earning assets, specifically loans and investment securities. The yield on loans increased during the three months ended March 31, 2019 when compared to the comparable period in 2018 primarily as a result of increases in rates enacted by the Federal Reserve in the last three quarters of 2018. The increase in yield on securities was due to management's ability to invest in higher yielding securities as the overall rates in the market increased. The net interest spread was 3.69% and 3.82% for the three months ended March 31, 2019 and March 31, 2018, respectively. The rate we pay on our deposits and other funding sources increased in the three months ended March 31, 2019 when compared to the comparable periods in 2018, as we increased the rates we are paying on several of our deposit products in response to competitive pressures in our markets and increases in short-term rates. We also incurred additional funding costs related to the utilization of Federal Home Loan Bank borrowings late in the first quarter of 2019 to increase our balance sheet liquidity. These borrowings are at a higher rate than our core deposits. If our deposit pricing and other funding costs continue to increase while rates we earn on our earning assets rise at slower rates, decrease or remain flat, our net yield on earning assets will be compressed, negatively impacting our net interest income. Moreover, we believe that should short-term interest rates decline over the remainder of 2019, our net yield on earning assets would likely decline as the impact of the declining rate environment would more quickly impact our earning assets than our interest-bearing liabilities.
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth, an increase in the yields earned on loans, securities, and accounts with depository institutions, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities, increased $4,190,000, or 17.39%, during the three months ended March 31, 2019 as compared to the same period in 2018. The ratio of average earning assets to total average assets was 95.5% for the three months ended March 31, 2019 and 95.3% for the three months ended March 31, 2018.
Interest expense increased $2,552,000, or 95.98%, for the three months ended March 31, 2019 as compared to the same period in 2018. The increase for the three months ended March 31, 2019 as compared to the prior year's comparable period was primarily due to an increase in the rate and volume of average interest bearing deposits, reflecting a rising interest rate environment that we experienced throughout 2018 and competitive pressures in our markets. If the rates we pay on our interest-bearing liabilities rise faster than the yields we receive on our interest-earning assets, our net interest income could decrease when compared to prior periods if we are unable to grow our interest-earning assets at a pace that exceeds the growth in our interest-bearing liabilities.
Provision for Loan Losses
The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three months ended March 31, 2019 was $1,033,000, an increase of $10,000 from the provision of $1,023,000 incurred in the first three months of 2018. The increase in provision expense from the comparable period in 2018 is primarily attributable to an increase in the volume of loans originated during the period. Management continues to fund the allowance for loan losses through provisions based on management’s calculation of the allowance for loan losses. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, past due and nonperforming loans, change in lending staff, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers’ ability to repay.
The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans recovered for the first three months of 2019 total approximately $73,000 compared to approximately $86,000 in net charge-offs during the first three months of 2018.
Reflecting the increase in the provision for loan losses due to growth in the loan portfolio, the allowance for loan losses (net of charge-offs and recoveries) was $28,280,000 at March 31, 2019, an increase of $1,106,000 or 4.07%, from $27,174,000 at December 31, 2018, and of $3,434,000, or 13.82%, from $24,846,000 at March 31, 2018. The allowance for loan losses was 1.38% of total loans outstanding at March 31, 2019, compared to 1.33% at December 31, 2018 and 1.36% at March 31, 2018. As a percentage of nonperforming loans at March 31, 2019, December 31, 2018, and March 31, 2018, the allowance for loan losses represented 701%, 667% and 598%, respectively. The internally classified loans as a percentage of the allowance for loan losses were 44.1% and 67.2%, respectively, at March 31, 2019 and 2018.
The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company's independent Loan Review Department, consideration of current economic conditions and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. See the discussion above under “Critical Accounting Estimates” for more information. Management believes the allowance for loan losses at March 31, 2019 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses expense which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, gain on sale of loans, gain (loss) on sale of other real estate, gain (loss) on sale of fixed assets and gain (loss) on sale of securities. Total non-interest income for the three months ended March 31, 2019 increased $470,000, or 8.12%, to $6,260,000 from $5,790,000 for the same period in 2018. The increase in the Company’s non-interest income for the three months ended March 31, 2019 when compared to the comparable periods in 2018 is mainly due to an increase in gain on sale of loans, service charges on deposit accounts, and other fees and commissions, partially offset by an increase in loss on sale of securities and a loss on the sale of other real estate. Gain on sale of loans increased $615,000, or 59.65%, to $1,646,000 during the three months ended March 31, 2019 compared to the same period in 2018 as a result of a new capital markets execution process which consisted of transitioning to the mandatory delivery process from the best efforts delivery process and an increase in volume. This was implemented by the mortgage department in November 2018. Service charges on deposit accounts increased $121,000, or 7.85%, to $1,663,000 during the three months ended March 31, 2019 compared to the same period in 2018, primarily resulting from an increase in the number of consumer checking accounts and an increase in the number of transactions as well as an increase in the service charge on insufficient funds. Other fees and commissions increased $104,000, or 3.46%, to $3,107,000 during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to an increase in debit card interchange fee income. Debit card interchange fee income increased due to an increase in the number and volume of debit card holders and transactions. Loss on sale of securities increased $309,000 for the three months ended March 31, 2019 compared to the same period in 2018, due to management's strategy to improve the Company's balance sheet liquidity. The strategy included the sale of existing securities to purchase securities that can be pledged, thus improving our balance sheet liquidity and also replacing lower yielding securities with higher yields.
Non-Interest Expense
Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, ATM and interchange expenses, director’s fees, and other operating expenses. Total non-interest expense increased $1,369,000, or 8.53%, during the first three months of 2019 compared to the same period in 2018. The increase in non-interest expense for the three months ended March 31, 2019 when compared to the comparable periods in 2018 is primarily attributable to an increase in salaries and employee benefits, furniture and equipment expenses, occupancy expenses, data processing expenses, ATM and interchange fees, and other operating expenses. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growth in operations and branch expansion. The increase in furniture and equipment expenses is primarily attributable to an increase in deprecation related to the opening of the operations building and Cool Springs office in Williamson County as well as an increase in the cost of maintenance and repairs. The increase in occupancy expense is similarly attributable to the opening of the operations center in the second quarter of 2018 and the lease payments associated with the opening of the new branch in Williamson County in the fourth quarter of 2018. The increase in data processing expenses is primarily attributable to an increase in computer maintenance, I.T. consulting expense, and computer home banking, which is due to the evolution of our new mobile application which incurs expense on a per user basis as opposed to an overall flat fee. The increase in ATM and interchange fees is due to the addition of ATMs as branch expansion has occurred and increasing interchange fees associated with a higher volume of debit card transactions. The increase in other operating expenses is primarily attributable to an increase in computer licenses due to the upgrade of our current systems as well as additional investments in computer software due to branch expansion, along with an increase in account servicing costs associated with an increase in consumer checking accounts, brokerage accounts and loans made to customers. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow.

Income Taxes
The Company’s income tax expense was $2,592,000 for the three months ended March 31, 2019, a decrease of $81,000 over the comparable period in 2018. The percentage of income tax expense to net income before taxes was 23.82% and 26.33% for the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in income tax expense as well as the percentage of income expense to earnings before taxes is primarily due to additional state tax credits. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased $128,851,000, or 5.07%, to $2,672,533,000 at March 31, 2019 from $2,543,682,000 at December 31, 2018. Loans, net of allowance for loan losses, totaled $2,022,810,000 at March 31, 2019, a 0.34% increase compared to $2,016,005,000 at December 31, 2018. In the first quarter of 2019 management made a strategic decision to begin focusing loan growth in the commercial and industrial and residential 1-4 family segments of our loan portfolio, which have historically grown at slower rates than the other segments of the portfolio. As a result, loan growth slowed in the first quarter of 2019, and is anticipated to grow at a slower rate than comparable prior periods for the remainder of 2019. The increase in loans resulted from marketing campaigns that focus on increasing the volume of loans as well as our recent branch expansion into new markets. We operate in a market area that is experiencing economic growth, which caused our commercial portfolio to increase as of March 31, 2019, when compared to December 31, 2018. Commercial loans increased 3.76% and 5.22%, respectively, from December 31, 2018 and March 31, 2018 to March 31, 2019, and comprised 35.34% of the Company’s loan portfolio at March 31, 2019, compared to 34.19% at December 31, 2018 and 37.67% at March 31, 2018. The increase in commercial loans reflected the overall increase in demand for such loans in the overall economy and the Company’s market. Because of heightened levels of construction loans in our portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages is now monitored and administered by a Credit Administration Department independent of the lending function. The Bank continues to seek to diversify its real estate portfolio as it seeks to lessen concentrations in any one type of loan.

Securities increased $92,892,000, or 32.56%, to $378,144,000 at March 31, 2019 from $285,252,000 at December 31, 2018 due to management's strategy to improve the Company's balance sheet liquidity and increase yield on the portfolio. Management borrowed funds from the Federal Home Loan Bank of Cincinnati and utilized brokered deposits to purchase securities that could be pledged to secure public deposits as part of our strategy to improve our balance sheet liquidity. The borrowings were laddered so that the cash flow from the securities will be used to repay the principal on the borrowings. The fair market value on securities has increased from December 31, 2018 to March 31, 2019 as a result of management's ability to invest in higher yielding securities as the overall rates in the market increased. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2019 was 2.74% with a weighted average life of 7.83 years, as compared to an average yield of 2.45% and a weighted average life of 6.50 years at December 31, 2018. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
No securities have been classified as trading securities or held-to-maturity at March 31, 2019.
Premises and equipment decreased $137,000 or 0.23% from December 31, 2018 to March 31, 2019.  The primary reason for the decrease was due to current year depreciation of $978,000.
The increase in deposits and borrowings from the Federal Home Loan Bank outpaced the increase in loan growth, causing interest bearing deposits held at other banks to increase to $112,106,000 at March 31, 2019 from $80,215,000 at December 31, 2018.
Total liabilities increased by 5.29% to $2,366,992,000 at March 31, 2019 compared to $2,248,015,000 at December 31, 2018. The increase in total liabilities since December 31, 2018 was composed of a $79,854,000, or 3.57% increase in total deposits, a $32,000,000, or 100% increase in Federal Home Loan Bank advances, and a $7,123,000, or 57.63%, increase in accrued interest and other liabilities. At March 31, 2019, our borrowing capacity with the Federal Home Loan Bank of Cincinnati totaled $258,857,000. The Bank pledges substantially all of its 1-4 family residential real estate loans to secure its borrowings from the Federal Home Loan Bank of Cincinnati. The increase in total deposits since December 31, 2018 was primarily attributable to branch expansion that resulted in the opening of new accounts and management's decision to purchase brokered deposits as part of our overall liquidity strategy. The increase in Federal Home Loan Bank advances was due to management's decision to borrow funds to purchase pledgeable securities and improve the Company's liquidity position.The increase in accrued interest and other liabilities since December 31, 2018 was primarily attributable to an increase in employee bonus payable, lease payable, franchise and other taxes payable and escrow tax payable.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2019 and December 31, 2018.

Loans on Nonaccrual Status

In Thousands
	March 31, 2019	December 31, 2018
Residential 1-4 family	$1,012	$948
Multifamily	—	—
Commercial real estate	1,102	1,102
Construction	—	—
Farmland	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$2,114	$2,050

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2019
Residential 1-4 family	$1,017	461	2,017	3,495	454,809	458,304	$1,005
Multifamily	—	—	—	—	136,385	136,385	—
Commercial real estate	878	1,690	1,210	3,778	723,616	727,394	108
Construction	351	—	32	383	494,678	495,061	32
Farmland	129	—	25	154	23,284	23,438	25
Second mortgages	—	—	—	—	11,465	11,465	—
Equity lines of credit	84	35	45	164	61,492	61,656	45
Commercial	48	15	—	63	77,858	77,921	—
Agricultural, installment and other	215	76	81	372	66,005	66,377	81
Total	$2,722	2,277	3,410	8,409	2,049,592	2,058,001	$1,296
December 31, 2018
Residential 1-4 family	$3,258	1,092	1,868	6,218	454,474	460,692	$920
Multifamily	—	—	—	—	134,613	134,613	—
Commercial real estate	312	109	1,174	1,595	699,460	701,055	72
Construction	1,567	26	32	1,625	516,620	518,245	32
Farmland	43	9	21	73	23,998	24,071	21
Second mortgages	333	—	—	333	10,864	11,197	—
Equity lines of credit	297	—	45	342	61,671	62,013	45
Commercial	93	—	24	117	78,128	78,245	24
Agricultural, installment and other	407	85	95	587	59,481	60,068	95
Total	$6,310	1,321	3,259	10,890	2,039,309	2,050,199	$1,209

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2019 totaled $3,410,000, an increase from $3,259,000 at December 31, 2018. The increase in non-performing loans during the three months ended March 31, 2019 of $151,000 is due primarily to the addition of several small 1-4 family real estate loans classified as non-performing at March 31, 2019. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

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

At March 31, 2019 the Company had impaired loans of $4,639,000 down from $5,359,000 at December 31, 2018. The decrease in impaired loans during the three months ended March 31, 2019 as compared to December 31, 2018 was due to the upgrade of one loan relationship no longer considered impaired. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $659,000 to $1,833,000 from December 31, 2018 to March 31, 2019 due to the partial pay down of one loan relationship that was classified as a TDR at December 31, 2018.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net recoveries for the three months ended March 31, 2019 were $73,000 as compared to $86,000 in net charge-offs for the same period in 2018. Overall, the Bank has continued to experience minimal charge-offs during 2019. We expect charge-offs to remain modest throughout 2019; however, changes in the local economy may negatively impact charge-offs in the future.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $23,850,000. At March 31, 2019, the internally classified loans had increased $442,000, or 3.67%, to $12,481,000 from $12,039,000 at December 31, 2018 primarily due to the addition of certain internally classified loan relationships. Classified loan balances have remained relatively consistent due to current favorable economic conditions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at March 31, 2019 was residential real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $9,379,000 and $8,883,000 at March 31, 2019 and December 31, 2018, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. The $496,000 increase in internally graded residential real estate loans since December 31, 2018 was due to the downgrade of certain loans due to insufficient payment history. Overall, the Bank continues to experience a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers continue to improve. Management does not anticipate losses on the internally classified residential real estate construction and development loans at March 31, 2019 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash and cash equivalents and investment securities and money market instruments that will mature within one year. At March 31, 2019, the Company’s liquid assets totaled $237.6 million. Additionally, as of March 31, 2019, the Company had available approximately $93.6 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $258.9 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At March 31, 2019, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets, and in a rising rate environment liability sensitivity could cause net yield on earning assets to experience compression which would negatively impact net interest income. The interest rates associated with these liabilities may not actually change over this period but are capable of changing.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2019, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(7.36)%	(1.80)%	(0.84)%	(2.10)%	(3.73)%
EVE	(15.13)%	(4.70)%	0.16%	(0.91)%	(2.75)%

(1)
Currently, some short term interest rates are below the standard down rate scenarios (100, 200, 300 bps). The asset liability model does not calculate negative interest rates and will floor any index at 0.

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

The Company’s securities portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At March 31, 2019, securities totaling approximately $1,320,000 mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2019, loans totaling approximately $715,832,000 either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, at March 31, 2019, certificates of deposit of $250,000 or greater totaling approximately $83,771,000 will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
At March 31, 2019, the scheduled principal maturities of our FHLB advances and interest rates were as follows (in thousands):

Scheduled Maturities	Amount	Weighted Average Rates
2019	$—	—%
2020	4,000	2.65
2021	4,000	2.67
2022	3,000	2.68
2023	3,000	2.68
Thereafter	18,000	2.67
	$32,000	2.67%
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
Off Balance Sheet Arrangements
At March 31, 2019, we had unfunded loan commitments outstanding of $552,439,000 and outstanding standby letters of credit of $81,493,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At March 31, 2019, total stockholders’ equity was $305,541,000, or 11.43% of total assets, which compares with $295,667,000, or 11.62% of total assets, at December 31, 2018. The dollar increase in stockholders’ equity during the three months ended March 31, 2019 results from the Company’s net income of $8,290,000, proceeds from the issuance of common stock related to exercise of stock options of $306,000, the net effect of a $3,381,000 unrealized gain on investment securities net of applicable income tax expense of $883,000, cash dividends declared of $5,843,000 of which $4,551,000 was reinvested under the Company’s dividend reinvestment plan, $99,000 related to stock option compensation, and a $27,000 reclassification adjustment for the adoption of the new lease accounting standard.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2019 and December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of March 31, 2019 and December 31, 2018, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not be subject to a written agreement, order or directive to maintain a specific capital level.

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2019
Total capital to risk weighted assets:
Consolidated	$334,581	14.3%	$244,848	10.5%	$233,188	10.0%
Wilson Bank	333,428	14.3	244,792	10.5	233,135	10.0
Tier 1 capital to risk weighted assets:
Consolidated	305,942	13.1	198,211	8.5	139,914	6.0
Wilson Bank	304,789	13.1	198,165	8.5	186,508	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	305,942	13.1	163,232	7.0	N/A	N/A
Wilson Bank	304,789	13.1	163,194	7.0	151,538	6.5
Tier 1 capital to average assets:
Consolidated	305,942	11.8	104,132	4.0	N/A	N/A
Wilson Bank	304,789	11.9	102,497	4.0	128,122	5.0

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018
Total capital to risk weighted assets:
Consolidated	$326,099	14.1%	$227,974	9.875%	$230,860	10.0%
Wilson Bank	323,852	14.0	227,915	9.875	230,800	10.0
Tier 1 capital to risk weighted assets:
Consolidated	298,566	12.9	181,802	7.875	138,516	6.0
Wilson Bank	296,319	12.8	181,756	7.875	184,641	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	298,566	12.9	147,173	6.375	N/A	N/A
Wilson Bank	296,319	12.8	147,136	6.375	150,021	6.5
Tier 1 capital to average assets:
Consolidated	298,566	12.3	97,022	4.0	N/A	N/A
Wilson Bank	296,319	11.9	99,373	4.0	124,217	5.0
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
Certain of the rules implementing these provisions of the Growth Act are not yet finalized and the Company has not yet made a determination regarding whether it will seek to take advantage of these new capital rules under the Growth Act.
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

There have been no material changes in reported market risks during the three months ended March 31, 2019.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable
Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) Not applicable.
(c) None
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a) None
(b) Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 9, 2019	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: May 9, 2019	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer