Form 10-Q
period 2019-06-30
WILSON BANK HOLDING CO
filed 2019-08-09
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-20402

WILSON BANK HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Tennessee			62-1497076
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

623 West Main Street	Lebanon	TN	37087
(Address of principal executive offices)			(Zip Code)
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
Common stock outstanding: 10,782,847 shares at August 9, 2019

Part I. Financial Information
Item 1. Financial Statements
WILSON BANK HOLDING COMPANY
Consolidated Balance Sheets
June 30, 2019 and December 31, 2018

	(Unaudited)	(Audited)
	June 30, 2019	December 31, 2018
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,021,113	$2,043,179
Less: Allowance for loan losses	(28,270)	(27,174)
Net loans	1,992,843	2,016,005
Securities:
Available-for-sale, at market (amortized cost $424,648 and $295,683, respectively)	423,792	285,252
Total securities	423,792	285,252
Loans held for sale	10,227	7,484
Interest bearing deposits	112,032	80,215
Restricted equity securities	4,680	3,012
Federal funds sold	20,000	9,000
Total earning assets	2,563,574	2,400,968
Cash and due from banks	9,344	9,976
Bank premises and equipment, net	58,256	58,363
Accrued interest receivable	7,274	6,724
Deferred income tax asset	7,351	8,901
Other real estate	551	1,357
Bank owned life insurance	31,356	30,952
Other assets	24,542	21,636
Goodwill	4,805	4,805
Total assets	$2,707,053	$2,543,682
Liabilities and Stockholders’ Equity
Deposits	$2,337,696	$2,235,655
Federal home loan bank advances	29,209	—
Accrued interest and other liabilities	21,960	12,360
Total liabilities	2,388,865	2,248,015
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,695,032 and 10,623,810 shares, respectively	21,390	21,248
Additional paid-in capital	77,331	73,960
Retained earnings	220,100	208,164
Net unrealized losses on available-for-sale securities, net of income taxes of $223 and $2,726, respectively	(633)	(7,705)
Total stockholders’ equity	318,188	295,667
Total liabilities and stockholders’ equity	$2,707,053	$2,543,682

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$26,211	$23,347	$51,985	$45,180
Interest and dividends on securities:
Taxable securities	2,503	1,602	4,110	3,268
Exempt from Federal income taxes	151	298	318	601
Interest on loans held for sale	67	42	145	81
Interest on Federal funds sold	50	18	58	30
Interest on balances held at depository institutions	535	209	1,135	418
Interest and dividends on restricted securities	50	32	100	64
Total interest income	29,567	25,548	57,851	49,642
Interest expense:
Interest on negotiable order of withdrawal accounts	616	430	1,188	774
Interest on money market and savings accounts	1,791	883	3,531	1,590
Interest on time deposits	3,309	1,782	6,195	3,374
Interest on federal funds purchased	—	2	—	2
Interest on federal home loan bank advances	207	—	220	—
Interest on securities sold under repurchase agreements	—	—	—	16
Total interest expense	5,923	3,097	11,134	5,756
Net interest income before provision for loan losses	23,644	22,451	46,717	43,886
Provision for loan losses	154	1,090	1,187	2,113
Net interest income after provision for loan losses	23,490	21,361	45,530	41,773
Non-interest income:
Service charges on deposit accounts	1,695	1,669	3,358	3,211
Other fees and commissions	3,788	3,805	6,895	6,808
Income on BOLI and annuity contracts	205	207	404	421
Gain on sale of loans	1,615	993	3,261	2,024
Gain (loss) on the sale of fixed assets	—	—	(1)	—
Gain (loss) on sale of other real estate	32	—	(13)	—
Loss on sale of securities	—	(571)	(309)	(571)
Loss on sale of other assets	—	(3)	—	(3)
Total non-interest income	7,335	6,100	13,595	11,890
Non-interest expense:
Salaries and employee benefits	10,251	10,733	20,661	20,556
Occupancy expenses, net	1,211	1,092	2,325	2,055
Advertising & public relations expense	621	759	1,098	1,241
Furniture and equipment expense	781	659	1,553	1,244
Data processing expense	997	806	1,975	1,574
ATM & interchange expense	878	737	1,662	1,421
Directors’ fees	128	130	262	279
Audit, legal & consulting expenses	624	243	724	433
Other operating expenses	2,883	2,504	5,532	4,909
Total non-interest expense	18,374	17,663	35,792	33,712
Earnings before income taxes	12,451	9,798	23,333	19,951
Income taxes	2,935	2,489	5,527	5,162
Net earnings	$9,516	$7,309	$17,806	$14,789
Weighted average number of common shares outstanding-basic	10,718,138	10,523,556	10,709,916	10,515,460
Weighted average number of common shares outstanding-diluted	10,734,598	10,530,926	10,725,911	10,521,739
Basic earnings per common share	$0.89	$0.69	$1.66	$1.41
Diluted earnings per common share	$0.89	$0.69	$1.66	$1.41
Dividends per share	$—	$—	$0.55	$0.35
See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Net earnings	$9,516	$7,309	$17,806	$14,789
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $1,620, $343, $2,422, and $2,030, respectively	4,574	(969)	6,844	(5,735)
Reclassification adjustment for net losses on the sale of securities included in net earnings, net of taxes of $0, $149, $81, and $149, respectively	—	422	228	422
Other comprehensive earnings (loss)	4,574	(547)	7,072	(5,313)
Comprehensive earnings	$14,090	$6,762	$24,878	$9,476

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Changes in Stockholders’ Equity
Three Months and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Three months ended:
June 30, 2019
Balance at beginning of period	$21,448	78,716	210,584	(5,207)	305,541
Issuance of 2,746 shares of common stock pursuant to exercise of stock options	6	97	—	—	103
Share based compensation expense	—	83	—	—	83
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,620	—	—	—	4,574	4,574
Repurchase of 31,774 common shares	(64)	(1,565)	—	—	(1,629)
Net earnings for the quarter	—	—	9,516	—	9,516
Balance at end of period	$21,390	77,331	220,100	(633)	318,188

June 30, 2018
Balance at beginning of period	$21,045	69,140	188,840	(9,001)	270,024
Issuance of 2,393 shares of common stock pursuant to exercise of stock options	4	77	—	—	81
Share based compensation expense	—	129	—	—	129
Net change in fair value of available-for-sale securities during the period, net of taxes of $194	—	—	—	(547)	(547)
Net earnings for the quarter	—	—	7,309	—	7,309
Balance at end of period	$21,049	69,346	196,149	(9,548)	276,996

WILSON BANK HOLDING COMPANY
Consolidated Statements of Changes in Stockholders’ Equity, Continued
Three Months and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Six months ended:
June 30, 2019
Balance at beginning of period	$21,248	73,960	208,164	(7,705)	295,667
Cash dividends declared, $.55 per share	—	—	(5,843)	—	(5,843)
Issuance of 91,487 shares of common stock pursuant to dividend reinvestment plan	183	4,368	—	—	4,551
Issuance of 11,509 shares of common stock pursuant to exercise of stock options	23	386	—	—	409
Share based compensation expense	—	182	—	—	182
Net change in fair value of available-for-sale securities during the period, net of taxes of $2,503	—	—	—	7,072	7,072
Reclassification adjustment for the adoption of lease standard	—	—	(27)	—	(27)
Repurchase of 31,774 common shares	(64)	(1,565)	—	—	(1,629)
Net earnings for the year	—	—	17,806	—	17,806
Balance at end of period	$21,390	77,331	220,100	(633)	318,188

June 30, 2018
Balance at beginning of period	$20,901	66,047	185,017	(4,235)	267,730
Cash dividends declared, $.35 per share	—	—	(3,657)	—	(3,657)
Issuance of 64,837 shares of common stock pursuant to dividend reinvestment plan	130	2,772	—	—	2,902
Issuance of 9,122 shares of common stock pursuant to exercise of stock options	18	298	—	—	316
Share based compensation expense	—	229	—	—	229
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,881	—	—	—	(5,313)	(5,313)
Net earnings for the year	—	—	14,789	—	14,789
Balance at end of period	$21,049	69,346	196,149	(9,548)	276,996

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Cash flows from operating activities:
Interest received	$58,194	$50,868
Fees and commissions received	10,253	10,019
Proceeds from sale of loans held for sale	70,040	57,324
Origination of loans held for sale	(69,522)	(53,215)
Interest paid	(10,250)	(5,555)
Cash paid to suppliers and employees	(28,867)	(27,836)
Income taxes paid	(5,454)	(6,221)
Net cash provided by operating activities	24,394	25,384
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of held-to-maturity securities	—	4,146
Proceeds from maturities, calls, and principal payments of available-for-sale securities	19,320	19,674
Proceeds from the sale of available-for-sale securities	24,621	35,093
Purchase of available-for-sale securities	(174,108)	(9,118)
Loans made to customers, net of repayments	22,051	(155,938)
Purchase of restricted equity securities	(1,668)	—
Purchase of premises and equipment	(1,880)	(6,172)
Proceeds from sale of other real estate	715	15
Proceeds from sale of other assets	2	4
Net cash used in investing activities	(110,947)	(112,296)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	76,694	71,232
Net increase in time deposits	25,347	18,349
Net decrease in securities sold under repurchase agreements	—	(864)
Net increase in Federal Home Loan Bank advances	29,209	—
Dividends paid	(5,843)	(3,657)
Proceeds from sale of common stock pursuant to dividend reinvestment	4,551	2,902
Repurchase of common stock	(1,629)	—
Proceeds from exercise of stock options	409	316
Net cash provided by financing activities	128,738	88,278
Net increase in cash and cash equivalents	42,185	1,366
Cash and cash equivalents at beginning of period	99,191	95,518
Cash and cash equivalents at end of period	$141,376	$96,884

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2019 and 2018
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	17,806	14,789
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,879	2,874
Provision for loan losses	1,187	2,113
Loss on sale of other real estate	13	—
Loss on sale of securities	309	571
Stock-based compensation expense	182	229
Loss on the sale of other assets	—	3
Loss on the sale of bank premises and equipment	1	—
Decrease (increase) in loans held for sale	(2,743)	2,085
Increase in deferred tax asset	(953)	(236)
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(710)	(1,865)
Increase in interest receivable	(550)	(13)
Increase in other liabilities	5,063	5,455
Increase (decrease) in taxes payable	1,026	(822)
Increase in interest payable	884	201
Total adjustments	6,588	10,595
Net cash provided by operating activities	$24,394	$25,384

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of taxes of $2,503 and $1,881 for the six months ended June 30, 2019 and 2018, respectively	$7,072	$(5,313)
Non-cash transfers from loans to other real estate	$466	$321
Non-cash transfers from other real estate to loans	$544	$—
Non-cash transfers from loans to other assets	$2	$7
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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2018 and June 30, 2019, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.
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

Subsequent Events  - Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Wilson Bank Holding Company evaluated all events or transactions that occurred after June 30, 2019 through the date of the issued financial statements.

Note 2. Loans and Allowance for Loan Losses
For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with that utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).
The following schedule details the loans of the Company at June 30, 2019 and December 31, 2018:

	(In Thousands)
	June 30, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$464,115	$460,692
Multifamily	121,044	134,613
Commercial	743,322	701,055
Construction and land development	450,199	518,245
Farmland	21,843	24,071
Second mortgages	11,859	11,197
Equity lines of credit	65,529	62,013
Total mortgage loans on real estate	1,877,911	1,911,886
Commercial loans	83,969	78,245
Agricultural loans	1,629	1,985
Consumer installment loans
Personal	51,739	45,072
Credit cards	3,701	3,687
Total consumer installment loans	55,440	48,759
Other loans	8,873	9,324
Total loans before net deferred loan fees	2,027,822	2,050,199
Net deferred loan fees	(6,709)	(7,020)
Total loans	2,021,113	2,043,179
Less: Allowance for loan losses	(28,270)	(27,174)
Net loans	$1,992,843	$2,016,005

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

1-4 family residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value ("LTV") , minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

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

Transactions in the allowance for loan losses for the six months ended June 30, 2019 and June 30, 2018 and year ended December 31, 2018 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2019
Allowance for loan losses:
Beginning balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Provision	238	(89)	987	(927)	(9)	14	74	281	618	1,187
Charge-offs	—	—	—	—	—	—	—	(15)	(555)	(570)
Recoveries	16	—	—	288	—	—	—	—	175	479
Ending balance	$6,551	1,392	10,740	6,445	212	132	805	888	1,105	28,270
Ending balance individually evaluated for impairment	$828	—	321	—	—	—	—	—	—	1,149
Ending balance collectively evaluated for impairment	$5,723	1,392	10,419	6,445	212	132	805	888	1,105	27,121
Loans:
Ending balance	$464,115	121,044	743,322	450,199	21,843	11,859	65,529	83,969	65,942	2,027,822
Ending balance individually evaluated for impairment	$2,672	—	4,197	—	—	—	—	—	—	6,869
Ending balance collectively evaluated for impairment	$461,443	121,044	739,125	450,199	21,843	11,859	65,529	83,969	65,942	2,020,953

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Provision	1,568	470	436	921	(266)	24	7	218	920	4,298
Charge-offs	(492)	—	—	(19)	—	—	—	—	(1,152)	(1,663)
Recoveries	65	—	50	88	—	—	1	3	423	630
Ending balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Ending balance individually evaluated for impairment	$852	—	312	—	—	—	—	—	—	1,164
Ending balance collectively evaluated for impairment	$5,445	1,481	9,441	7,084	221	118	731	622	867	26,010
Loans:
Ending balance	$460,692	134,613	701,055	518,245	24,071	11,197	62,013	78,245	60,068	2,050,199
Ending balance individually evaluated for impairment	$2,829	—	1,831	686	—	—	—	—	—	5,346
Ending balance collectively evaluated for impairment	$457,863	134,613	699,224	517,559	24,071	11,197	62,013	78,245	60,068	2,044,853

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2018
Allowance for loan losses:
Beginning balance	$5,156	1,011	9,267	6,094	487	94	723	401	676	23,909
Provision	608	44	232	1,008	(220)	6	64	1	370	2,113
Charge-offs	(28)	—	—	(2)	—	—	—	—	(553)	(583)
Recoveries	15	—	—	42	—	—	1	3	238	299
Ending balance	$5,751	1,055	9,499	7,142	267	100	788	405	731	25,738
Ending balance individually evaluated for impairment	$919	—	384	—	—	—	—	—	—	1,303
Ending balance collectively evaluated for impairment	$4,832	1,055	9,115	7,142	267	100	788	405	731	24,435
Loans:
Ending balance	$420,332	100,491	701,988	477,439	25,569	9,936	70,469	51,098	56,292	1,913,614
Ending balance individually evaluated for impairment	$4,110	—	2,481	844	310	—	—	—	—	7,745
Ending balance collectively evaluated for impairment	$416,222	100,491	699,507	476,595	25,259	9,936	70,469	51,098	56,292	1,905,869

Impaired Loans
At June 30, 2019, the Company had certain impaired loans of $4.4 million which were on non-accruing interest status. At December 31, 2018, the Company had certain impaired loans of $2.1 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The following table presents the Company’s impaired loans at June 30, 2019 and December 31, 2018.

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With no related allowance recorded:
Residential 1-4 family	$1,090	1,463	—	1,125	4
Multifamily	—	—	—	—	—
Commercial real estate	1,189	1,189	—	607	9
Construction	—	—	—	230	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,279	2,652	—	1,962	13
With related allowance recorded:
Residential 1-4 family	$1,587	1,583	828	1,650	42
Multifamily	—	—	—	—	—
Commercial real estate	3,009	3,009	321	2,013	3
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$4,596	4,592	1,149	3,663	45
Total
Residential 1-4 family	$2,677	3,046	828	2,775	46
Multifamily	—	—	—	—	—
Commercial real estate	4,198	4,198	321	2,620	12
Construction	—	—	—	230	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$6,875	7,244	1,149	5,625	58

	In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Residential 1-4 family	$1,196	1,795	—	1,862	42
Multifamily	—	—	—	—	—
Commercial real estate	317	316	—	320	16
Construction	690	686	—	822	42
Farmland	—	—	—	233	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,203	2,797	—	3,237	100
With related allowance recorded:
Residential 1-4 family	$1,641	1,635	852	1,782	77
Multifamily	—	—	—	—	—
Commercial real estate	1,515	1,515	312	2,001	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,156	3,150	1,164	3,783	94
Total:
Residential 1-4 family	$2,837	3,430	852	3,644	119
Multifamily	—	—	—	—	—
Commercial real estate	1,832	1,831	312	2,321	33
Construction	690	686	—	822	42
Farmland	—	—	—	233	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$5,359	5,947	1,164	7,020	194

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

The following table summarizes the carrying balances of TDRs at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(In thousands)
Performing TDRs	$1,328	$1,676
Nonperforming TDRs	394	816
Total TDRS	$1,722	$2,492

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2019 and the year ended June 30, 2018 (in thousands, except for number of contracts):

	June 30, 2019			June 30, 2018
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	2	$46	$46
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Farmland	—	—	—	1	310	310
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—	—
Total	—	$—	$—	3	$356	$356

As of June 30, 2019 and December 31, 2018 the Company had no loan relationships that had been previously classified as TDRs subsequently default within twelve months of restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of June 30, 2019 and December 31, 2018, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to $1,406,000 and $200,000, respectively.
Potential problem loans, which include nonperforming loans, amounted to approximately $13.1 million at June 30, 2019 and $12.0 million at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.
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

The following table is a summary of the Bank’s loan portfolio by risk rating at June 30, 2019 and December 31, 2018:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
June 30, 2019
Credit Risk Profile by Internally Assigned Rating
Pass	$455,775	121,044	739,540	450,094	21,673	11,548	65,350	83,946	65,762	2,014,732
Special Mention	4,148	—	—	52	108	176	10	—	130	4,624
Substandard	4,192	—	3,782	53	62	135	169	23	50	8,466
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$464,115	121,044	743,322	450,199	21,843	11,859	65,529	83,969	65,942	2,027,822
December 31, 2018
Credit Risk Profile by Internally Assigned Rating
Pass	$452,411	134,613	698,083	518,123	23,895	10,979	61,927	78,206	59,923	2,038,160
Special Mention	3,949	—	1,690	64	112	179	—	39	78	6,111
Substandard	4,332	—	1,282	58	64	39	86	—	67	5,928
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$460,692	134,613	701,055	518,245	24,071	11,197	62,013	78,245	60,068	2,050,199

Note 3. Debt and Equity Securities
Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$72,618	$20	$442	$72,196
Mortgage-backed securities	286,073	1,231	1,393	285,911
Asset-backed securities	19,732	26	194	19,564
Obligations of states and political subdivisions	46,225	245	349	46,121
	$424,648	$1,522	$2,378	$423,792

	December 31, 2018
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$71,446	$—	$2,979	$68,467
Mortgage-backed securities	152,375	9	4,874	147,510
Asset-backed securities	22,534	10	844	21,700
Obligations of states and political subdivisions	49,328	22	1,775	47,575
	$295,683	$41	$10,472	$285,252

There were no debt and equity securities classified as held-to-maturity at June 30, 2019 or December 31, 2018. During the year ended December 31, 2018, the Company sold securities classified as held-to-maturity with a book value of $4,843,000 for a loss of $79,000. Due to the sale, management determined the Company no longer had the intent to hold the remaining securities classified as held-to-maturity to their respective maturity dates and transferred the remaining book value of $22,800,000 to the available-for-sale classification.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $50,093,000 (fair value of $50,579,000) and $11,564,000 (fair value of $11,295,000) at June 30, 2019 and December 31, 2018, respectively.
The amortized cost and estimated market value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$—	$—
Due after one year through five years	25,420	25,293
Due after five years through ten years	119,250	118,621
Due after ten years	279,978	279,878
	$424,648	$423,792

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2019	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$—	$—	—	$59,089	$442	21	$59,089	$442
Mortgage-backed securities	65,560	246	16	108,402	1,147	78	173,962	1,393
Asset-backed securities	—	—	—	13,329	194	10	13,329	194
Obligations of states and political subdivisions	12,452	19	4	24,004	330	58	36,456	349
	$78,012	$265	20	$204,824	$2,113	167	$282,836	$2,378

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2018	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$—	$—	—	$68,467	$2,979	28	$68,467	$2,979
Mortgage-backed securities	8,651	64	10	137,457	4,810	94	146,108	4,874
Asset-backed securities	—	—	—	20,597	844	14	20,597	844
Obligations of states and political subdivisions	4,064	26	6	39,841	1,749	94	43,905	1,775
	$12,715	$90	16	$266,362	$10,382	230	$279,077	$10,472

Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.
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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$9,516	$7,309	$17,806	$14,789
Denominator – Weighted average number of common shares outstanding	10,718,138	10,523,556	10,709,916	10,515,460
Basic earnings per common share	$0.89	$0.69	$1.66	$1.41
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$9,516	$7,309	$17,806	$14,789
Denominator – Weighted average number of common shares outstanding	10,718,138	10,523,556	10,709,916	10,515,460
Dilutive effect of stock options	16,460	7,370	15,995	6,279
Weighted average diluted common shares outstanding	10,734,598	10,530,926	10,725,911	10,521,739
Diluted earnings per common share	$0.89	$0.69	$1.66	$1.41

Note 5. Income Taxes
Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2019, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2019.
As of and for the six months ended June 30, 2019, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2019 is as follows:

Commitments to extend credit	$566,733,000
Standby letters of credit	$83,975,000

The Bank originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. Traditionally these sales have been on a best efforts basis to investors that follow guidelines of conventional government sponsored entities ("GSE") and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA"). Generally, loans held for sale are underwritten by the Company, including HUD/VA loans. In the fourth quarter of 2018, the Bank began to participate in a mandatory delivery program that requires the Bank to deliver a particular volume of mortgage loans by agreed upon dates. To the extent the Bank is unable to generate loans in sufficient volumes to meet its mandatory delivery requirements it may incur expenses in connection with such failures.

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
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2019 will not have a material impact on the Company’s consolidated financial statements.

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
The following tables present the financial instruments carried at fair value as of June 30, 2019 and December 31, 2018, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2019
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$72,196	—	72,196	—
Mortgage-backed securities	285,911	—	285,911	—
Asset-backed securities	19,564	—	19,564	—
State and municipal securities	46,121	1,645	44,476	—
Total investment securities available-for-sale	423,792	1,645	422,147	—
Mortgage loans held for sale	10,227	—	10,227	—
Mortgage banking derivatives	510	—	510	—
Bank owned life insurance	31,356	—	—	31,356
Total assets	$465,885	1,645	432,884	31,356

Mortgage banking derivatives	$66	—	66	—
Total liabilities	$66	—	66	—

December 31, 2018
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$68,467	—	68,467	—
Mortgage-backed securities	147,510	—	147,510	—
Asset-backed securities	21,700	—	21,700	—
State and municipal securities	47,575	—	47,575	—
Total investment securities available-for-sale	285,252	—	285,252	—
Mortgage loans held for sale	7,484	—	7,484	—
Mortgage banking derivatives	335	—	335	—
Bank owned life insurance	30,952	—	—	30,952
Total assets	$324,023	—	293,071	30,952

Mortgage banking derivatives	$88	—	88	—
Total liabilities	$88	—	88	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2019
Other real estate owned	$551	—	—	551
Impaired loans, net (¹)	5,726	—	—	5,726
Total	$6,277	—	—	6,277
December 31, 2018
Other real estate owned	$1,357	—	—	1,357
Impaired loans, net (¹)	4,195	—	—	4,195
Total	$5,552	—	—	5,552

(1)	Amount is net of a valuation allowance of $1,149,000 at June 30, 2019 and $1,164,000 at December 31, 2018 as required by ASC 310, “Receivables.”
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2019 and December 31, 2018:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2019, there were no transfers between Levels 1, 2 or 3.
The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2019 and 2018 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2019		2018
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$30,952	—	$29,475	—
Total realized gains included in income	404	—	421	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$31,356	—	$29,896	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$404	—	$421	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and December 31, 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Financial assets:
Cash and cash equivalents	$141,376	141,376	141,376	—	—
Loans, net	1,992,843	1,994,412	—	—	1,994,412
Restricted equity securities	4,680	NA	NA	NA	NA
Accrued interest receivable	7,274	7,274	15	1,940	5,319
Financial liabilities:
Deposits	2,337,696	2,151,401	—	—	2,151,401
Federal Home Loan Bank borrowings	29,209	29,502	—	—	29,502
Accrued interest payable	4,016	4,016	—	—	4,016

December 31, 2018
Financial assets:
Cash and cash equivalents	$99,191	99,191	99,191	—	—
Loans, net	2,016,005	2,017,272	—	—	2,017,272
Restricted equity securities	3,012	NA	NA	NA	NA
Accrued interest receivable	6,724	6,724	3	1,362	5,359
Financial liabilities:
Deposits	2,235,655	1,974,554	—	—	1,974,554
Accrued interest payable	3,132	3,132	—	—	3,132

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Equity Incentive Plans

In April 1999, the stockholders of the Company approved the Wilson Bank Holding Company 1999 Stock Option Plan (the “1999 Stock Option Plan”). The Stock Option Plan provided for the granting of stock options, and authorized the issuance of common stock upon the exercise of such options, for up to 200,000 shares of common stock, to officers and other key employees of the Company and its subsidiary. Furthermore, the Company and its subsidiary could reserve additional shares for issuance under the 1999 Stock Option Plan as needed in order that the aggregate number of shares that may be issued during the term of the 1999 Stock Option Plan was equal to five percent (5%) of the shares of common stock then issued and outstanding. The 1999 Stock Option Plan terminated on April 13, 2009, and no additional awards may be issued under the 1999 Stock Option Plan. The awards granted under the 1999 Stock Option Plan prior to the plan's termination remained outstanding until exercised or otherwise terminated. As of June 30, 2019, the Company had no outstanding options under the 1999 Stock Option Plan.

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009 and replaced the 1999 Stock Option Plan. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated.

As of June 30, 2019, the Company had outstanding 24,261 options under the 2009 Stock Option Plan with a weighted average exercise price of $32.04.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2019, the Company had 468,271 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of June 30, 2019, the Company had outstanding 126,202 options with a weighted average exercise price of $41.64 and 131,831 cash-settled stock appreciation rights with a weighted average exercise price of $41.95 under the 2016 Stock Option Plan.

As of June 30, 2019, the Company had outstanding 150,463 stock options with a weighted average exercise price of $40.09 and 131,831 cash-settled stock appreciation rights each with a weighted average exercise price of $41.95.

The following tables summarize information about stock options and cash-settled SARs for the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	277,820	$40.11	285,780	$39.31
Granted	16,833	51.16	9,999	45.81
Exercised	12,359	35.80	19,997	37.71
Forfeited or expired	—	—	6,166	37.59
Outstanding at end of period	282,294	$40.96	269,616	$39.71
Options and SARs exercisable at June 30	110,952	$39.71	74,248	$38.53

As of June 30, 2019, there was $1,818,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.95 years.

Note 9. Mortgage Banking Derivatives
Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At June 30, 2019 and December 31, 2018, the Company had approximately $15,483,000 and $9,655,000, respectively, of interest rate lock commitments and approximately $19,250,000 and

$11,750,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $510,000 and $335,000 and derivative liabilities of $66,000 and $88,000, respectively, at June 30, 2019 and December 31, 2018. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.
The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	June 30, 2019	June 30, 2018
Forward contracts related to mortgage loans held for sale and interest rate contracts	$22	—
Interest rate contracts for customers	175	—

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of June 30, 2019 and December 31, 2018 (in thousands):

	In Thousands
	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$15,483	510	9,655	335
Forward contracts related to mortgage loans held-for-sale	19,250	(66)	11,750	(88)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.
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
The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net yield on earning assets, (iv) the deterioration of the economy in the Company’s market areas, (v) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company has modeled or anticipated or that affect the yield curve, (vi) the ability to grow and retain low-cost core deposits, (vii) significant downturns in the business of one or more large customers, (viii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (ix) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (x) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xi) inadequate allowance for loan losses, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, (xiv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xv) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvi) loss of key personnel, and (xvii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.
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
Other-than-temporary Impairment. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. If management concludes that no credit loss exists and it is not more-likely-

than-not that the Company will be required to sell the security before maturity, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

Results of Operations
Net earnings increased $3,017,000, or 20.40%, to $17,806,000 for the six months ended June 30, 2019 from $14,789,000 in the first six months of 2018. Net earnings were $9,516,000 for the quarter ended June 30, 2019, an increase of $2,207,000, or 30.20%, from $7,309,000 for the three months ended June 2018 and an increase of $1,226,000, or 14.79%, over the quarter ended March 31, 2019. The increase in net earnings during the six months ended June 30, 2019 as compared to the prior year comparable periods was primarily due to an increase in net interest income, reflecting an increase in average loan balances and yields between the relevant periods as well as an increase in non-interest income, partially offset by an increase in interest expense. This increase resulted from an increase in deposit rates, and a shift in deposit mix. Non-interest expense also increased in the six months ended June 30, 2019, when compared to the comparable period in 2018 resulting from the Company's continued growth. Income tax expense was also higher in the first six months of 2019 when compared to the first six months of 2018.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the six month and three month periods ended June 30, 2019 and June 30, 2018 are presented in the following table (dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$2,037,392	5.21%	$51,985	$1,829,391	5.01%	$45,180
Investment securities—taxable	309,876	2.67	4,110	307,298	2.14	3,268
Investment securities—tax exempt	31,210	2.05	318	44,922	2.70	601
Taxable equivalent adjustment	—	0.55	85	—	0.72	160
Total tax-exempt investment securities	31,210	2.60	403	44,922	3.42	761
Total investment securities	341,086	2.67	4,513	352,220	2.31	4,029
Loans held for sale	8,002	3.65	145	4,781	3.42	81
Federal funds sold	5,339	2.19	58	4,297	1.41	30
Accounts with depository institutions	118,103	1.94	1,135	45,947	1.83	418
Restricted equity securities	3,794	5.32	100	3,012	4.28	64
Total earning assets	2,513,716	4.70	57,936	2,239,648	4.51	49,802
Cash and due from banks	9,624			24,689
Allowance for loan losses	(27,788)			(24,499)
Bank premises and equipment	58,136			56,832
Other assets	73,577			67,297
Total assets	$2,627,265			$2,363,967
Notes:
1. The tax equivalent adjustment has been computed using a 21% Federal tax rate.
2. Yields on loans and total earning assets include the impact of State income tax credits related incentive loans at below market rates and tax exempt loans to municipalities.

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$514,739	0.47%	$1,188	$501,795	0.31%	$774
Money market demand accounts	740,222	0.85	3,107	655,191	0.39	1,262
Time Deposits	640,284	1.95	6,195	534,081	1.27	3,374
Other savings	136,029	0.63	424	140,036	0.47	328
Total interest-bearing deposits	2,031,274	1.08	10,914	1,831,103	0.63	5,738
Federal Home Loan Bank advances	16,496	2.69	220	—	—	—
Securities sold under repurchase agreements	—	—	—	2,198	1.47	16
Federal funds purchased	—	—	—	602	0.67	2
Total interest-bearing liabilities	2,047,770	1.10	11,134	1,833,903	0.63	5,756
Non-interest bearing deposits	259,738			247,091
Other liabilities	12,134			11,386
Stockholders’ equity	307,623			271,587
Total liabilities and stockholders’ equity	$2,627,265			$2,363,967
Net interest income, on a tax equivalent basis			$46,802			$44,046
Net yield on earning assets (2)		3.81%			3.99%
Net interest spread (3)		3.60%			3.88%
(1) Loan fees of $3.7 million and $4.1 million are included in interest income in 2019 and 2018.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (1)	$2,036,813	5.23%	$26,211	$1,866,425	5.05%	$23,347
Investment securities—taxable	358,655	2.80	2,503	295,361	2.18	1,602
Investment securities—tax exempt	29,139	2.08	151	43,579	2.74	298
Taxable equivalent adjustment	—	0.56	41	—	0.73	79
Total tax-exempt investment securities	29,139	2.64	192	43,579	3.47	377
Total investment securities	387,794	2.79	2,695	338,940	2.34	1,979
Loans held for sale	8,961	3.00	67	4,617	3.65	42
Federal funds sold	8,953	2.24	50	4,778	1.51	18
Accounts with depository institutions	126,772	1.69	535	48,976	1.71	209
Restricted equity securities	4,553	4.40	50	3,012	4.26	32
Total earning assets	2,573,846	4.66	29,608	2,266,748	4.56	25,627
Cash and due from banks	8,682			18,935
Allowance for loan losses	(28,263)			(24,920)
Bank premises and equipment	58,110			58,049
Other assets	74,380			68,093
Total assets	$2,686,755			$2,386,905
Notes:
1. The tax equivalent adjustment has been computed using a 21% Federal tax rate.
2. Yields on loans and total earning assets include the impact of State income tax credits related incentive loans at below market rates and tax exempt loans to municipalities.

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$524,385	0.47%	$616	$508,678	0.34%	$430
Money market demand accounts	740,304	0.85	1,577	658,408	0.43	708
Time Deposits	654,493	2.03	3,309	538,749	1.33	1,782
Other savings	136,568	0.63	214	141,151	0.50	175
Total interest-bearing deposits	2,055,750	1.12	5,716	1,846,986	0.67	3,095
Federal Home Loan Bank advances	30,996	2.68	207	—	—	—
Federal funds purchased	—	—	—	1,197	0.67	2
Total interest-bearing liabilities	2,086,746	1.14	5,923	1,848,183	0.67	3,097
Non-interest bearing deposits	272,048			252,897
Other liabilities	14,311			11,324
Stockholders’ equity	313,650			274,501
Total liabilities and stockholders’ equity	$2,686,755			$2,386,905
Net interest income, on a tax equivalent basis			$23,685			$22,530
Net yield on earning assets (2)		3.74%			4.01%
Net interest spread (3)		3.52%			3.89%
(1) Loan fees of $1.8 million and $2.2 million are included in interest income in 2019 and 2018.
(2) Net interest income on a tax equivalent basis divided by average interest-earning assets.
(3) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the six months ended June 30, 2019 and 2018 was 3.81% and 3.99%, respectively, and 3.74% and 4.01% for the quarter ended June 30, 2019 and 2018, respectively. The decrease in net yield on earning assets was due to an increase in the rate paid on our interest-bearing liabilities that outpaced the increase in yield on earning assets, specifically loans and investment securities. The yield on loans increased during the three and six months ended June 30, 2019 when compared to the comparable period in 2018 primarily as a result of increases in rates enacted by the Federal Reserve in the last three quarters of 2018. The increase in yield on securities was due to management's ability to invest in higher yielding securities as the overall rates in the market increased. The net interest spread was 3.60% and 3.88% for the six months ended June 30, 2019 and June 30, 2018, respectively, and 3.52% and 3.89% for the quarter ended June 30, 2019 and 2018, respectively. The rate we pay on our deposits and other funding sources increased in the three and six months ended June 30, 2019 when compared to the comparable periods in 2018, as we increased the rates on several of our deposit products in response to competitive pressures in our markets and increases in short-term rates. We also incurred additional funding costs related to the utilization of Federal Home Loan Bank borrowings and brokered deposits late in the first quarter of 2019 to increase our balance sheet liquidity. These borrowings are at a higher rate than our core deposits. On July 31, 2019, the Board of Governors of the Federal Reserve decreased the benchmark federal funds rate by 0.25%. As a result, our net yield on earning assets will likely continue to decline during the remainder of 2019 as will our net interest spread as the impact of the declining rate environment will more quickly impact our earning assets than our interest-bearing liabilities, and competitive pressures in our markets may limit our ability to reduce the rates we pay on our interest bearing liabilities.
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth, an increase in the yields earned on loans, investment securities, accounts with depository institutions, restricted equity securities, and federal funds sold, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, increased, $8,209,000 or 16.54%, during the six months ended June 30, 2019 as compared to the same period in 2018. The increase in total interest income was $4,019,000, or 15.73%, for the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018. Interest income in the second quarter of 2019 increased $1,283,000, or 4.54%, over the first quarter in 2019. The increase in the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018 was primarily attributable to an overall increase in average loans, and the resulting increase in the net interest and fees earned on loans. The ratio of average earning assets to total average assets was 95.7% for the six months ended June 30, 2019 and 94.7% for the six months ended June 30, 2018.
Interest expense increased $5,378,000, or 93.43%, for the six months ended June 30, 2019 as compared to the same period in 2018, and increased $2,826,000, or 91.25%, for the three months ended June 30, 2019 as compared to the same period in 2018. Interest expense increased $712,000, or 13.66%, for the quarter ended June 30, 2019 over the first quarter of 2019. The increase for the three and six months ended June 30, 2019 as compared to the prior year's comparable periods was primarily due to an increase in the rate and volume of average interest bearing deposits, reflecting a rising interest rate environment that we experienced throughout 2018, competitive pressures in our markets, as well as the addition of interest expense related to the FHLB borrowings and brokered deposits.
Provision for Loan Losses
The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the six months ended June 30, 2019 was $1,187,000, a decrease of $926,000 from the provision of $2,113,000 incurred in the first six months of 2018. The provision for loan losses for the quarter ended June 30, 2019 was $154,000, down $936,000 from the provision of $1,090,000 incurred in the second quarter of 2018 and down $879,000 from the $1,033,000 incurred in the first quarter of 2019. The decrease in provision expense for the three and six months ended June 30, 2019 from the comparable periods in 2018 is primarily attributable to a decrease in the volume of loans originated during the period. Management continues to fund the allowance for loan losses through provisions based on management’s calculation of the allowance for loan losses. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include growth and composition of the loan portfolio, review of specific problem loans, past due and nonperforming loans, change in lending staff, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers’ ability to repay.
The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans charged off for the first six months of 2019 totaled approximately $91,000 compared to approximately $284,000 in net charge-offs during the first six months of 2018. The volume of net loans charged off for the second quarter of 2019 totaled approximately $164,000 compared to approximately $198,000 in net charge-offs during the second quarter of 2018.

Reflecting the decrease in net charge-offs, the allowance for loan losses (net of charge-offs and recoveries) was $28,270,000 at June 30, 2019, an increase of $1,096,000 or 4.03%, from $27,174,000 at December 31, 2018, and of $2,532,000, or 9.84%, from $25,738,000 at June 30, 2018. The allowance for loan losses was 1.40% of total loans outstanding at June 30, 2019, compared to 1.33% at December 31, 2018 and 1.35% at June 30, 2018. As a percentage of nonperforming loans at June 30, 2019, December 31, 2018, and June 30, 2018, the allowance for loan losses represented 454%, 667% and 610%, respectively. The internally classified loans as a percentage of the allowance for loan losses were 46.3% and 48.8%, respectively, at June 30, 2019 and 2018.
The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company's independent Loan Review Department, consideration of current economic conditions and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. See the discussion above under “Critical Accounting Estimates” for more information. Management believes the allowance for loan losses at June 30, 2019 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses expense which would negatively impact earnings.
Non-Interest Income
The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, gain on sale of loans, gain (loss) on sale of other real estate, gain (loss) on sale of fixed assets, gain (loss) on sale of securities, and gain (loss) on sale of other assets. Total non-interest income for the six months ended June 30, 2019 increased $1,705,000, or 14.34%, to $13,595,000 from $11,890,000 for the same period in 2018. Total non-interest income increased $1,235,000, or 20.25%, during the quarter ended June 30, 2019 compared to the second quarter of 2018 and there was an increase of $1,075,000, or 17.17% over the first quarter of 2019. The Company’s non-interest income in the six-month period ended June 30, 2019 increased from the comparable period in 2018 mainly due to an increase in gain on sale of loans, service charges on deposit accounts, other fees and commissions, and a decrease in the loss on sale of securities, partially offset by a decrease in income on BOLI and annuity contracts and an increase in the loss on sale of other real estate. The Company's non-interest income in the three-month period ended June 30, 2019 increased from the comparable period in 2018 mainly due to a decrease in the loss on sale of securities and an increase in the gain on sale of loans, an increase in service charges on deposit accounts, an increase in gain on sale of other real estate, partially offset by a decrease in other fees and commissions and a decrease in income on BOLI and annuity contracts. Gain on sale of loans increased $1,237,000, or 61.12%, to $3,261,000 during the six months ended June 30, 2019 compared to the same period in 2018, and $622,000, or 62.64%, to $1,615,000 during the three months ended June 30, 2019 compared to the same period in 2018, as the result of a new capital markets execution process which consisted of transitioning to the mandatory delivery process from the best efforts delivery process and an increase in volume of loan originations. The mandatory delivery process was implemented by the mortgage department in November 2018. Service charges on deposit accounts increased $147,000, or 4.58%, to $3,358,000 during the six months ended June 30, 2019 compared to the same period in 2018, and $26,000, or 1.56%, to $1,695,000 during the three months ended June 30, 2019 compared to the same period in 2018, primarily resulting from an increase in the number of consumer checking accounts and an increase in the number of transactions as well as an increase in the per item fee for service charge on insufficient funds. Other fees and commissions increased $87,000, or 1.28%, to $6,895,000 during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to an increase in debit card interchange fee income. Debit card interchange fee income increased due to an increase in the number and volume of debit card holders and transactions. Other fees and commissions decreased $17,000, or 0.45%, to $3,788,000 during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to management's decision to sell previously acquired shares of Visa stock in the second quarter of 2018. Loss on sale of securities decreased $262,000, or 45.88% to $309,000 for the six months ended June 30, 2019 compared to the same period in 2018, and $571,000, or 100.00% to $0 during the three months ended June 30, 2019 compared to the same period in 2018, due to management's decision to sell securities and reinvest the proceeds in higher yielding assets in 2018.
Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and marketing expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. Total non-interest expense increased $2,080,000, or 6.17%, during the first six months of 2019 compared to the same period in 2018, and increased $711,000, or 4.03%, for the quarter ended June 30, 2019 as compared to the same quarter in 2018. We experienced an increase of $956,000, or 5.49%, in non-interest expense in the second quarter of 2019 as compared to the first quarter in 2019. The increase in non-interest expense for the six months ended June 30, 2019 when compared to the comparable period in 2018 is primarily attributable to an increase in salaries and employee benefits, furniture and equipment expenses, occupancy expenses, data processing expenses, ATM and interchange fees, audit, legal and consulting expenses and other operating expenses. The increase in salaries and employee benefits is primarily attributable to an increase in the number of employees necessary to support the Company’s growth in operations and branch expansion. The increase in furniture and equipment expenses is primarily attributable to an increase in deprecation related to the opening of the operations building in Lebanon, Tennessee and Cool Springs office in Williamson County as well as an increase in the cost of maintenance and repairs. The increase in occupancy expense is similarly attributable to the opening of the operations center in the second quarter of 2018 and the lease expense associated with the opening of the new branch in Williamson County in the fourth quarter of 2018. The increase in data processing expenses is primarily attributable to an increase in computer maintenance and computer licenses due to the upgrade of our current systems as well as additional investments in computer software due to branch expansion, an increase in I.T. consulting expense, and an increase in computer home banking that resulted from the evolution of our new mobile application. This expense is now incurred on a per user basis as opposed to an overall flat fee. The increase in ATM and interchange fees is due to the addition of ATMs as branch expansion has occurred and increasing interchange fees associated with a higher volume of debit card transactions. The increase in audit, legal and consulting expenses reflects increased legal accruals associated with the Company's general operations as well as ongoing legal proceedings to which the Bank is a party. The increase in other operating expenses is primarily attributable to an increase in account servicing costs associated with an increase in consumer checking accounts, brokerage accounts and loans made to customers. The decrease in salaries and employee benefits for the three months ended June 30, 2019 when compared to the comparable period in 2018 is primarily attributable to a mid-year bonus paid out in the second quarter of 2018. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow.

Income Taxes
The Company’s income tax expense was $5,527,000 for the six months ended June 30, 2019, an increase of $365,000 over the comparable period in 2018. Income tax expense was $2,935,000 for the quarter ended June 30, 2019, an increase of $446,000 over the same period in 2018. The percentage of income tax expense to net income before taxes was 23.69% and 25.87% for the six months ended June 30, 2019 and June 30, 2018, respectively, and 23.57% and 25.40% for the quarters ended June 30, 2019 and 2018, respectively. The decrease in the percentage of income tax expense to earnings before taxes is primarily due to additional state tax credits that lowered our effective tax rate. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition
Balance Sheet Summary
The Company’s total assets increased $163,371,000, or 6.42%, to $2,707,053,000 at June 30, 2019 from $2,543,682,000 at December 31, 2018. Total assets increased $34,520,000, or 1.29%, at June 30, 2019 from March 31, 2019. Loans, net of allowance for loan losses, totaled $1,992,843,000 at June 30, 2019, a 1.15% decrease compared to $2,016,005,000 at December 31, 2018. Net loans decreased $29,967,000, or 1.48% from March 31, 2019 to June 30, 2019. In the first half of 2019 management made a strategic decision to begin focusing loan growth in the commercial and industrial and residential 1-4 family segments of our loan portfolio, which have historically grown at slower rates than the other segments of the portfolio. As a result, loan growth slowed in the first quarter and decreased slightly in the second quarter of 2019, and loans are anticipated to grow at a slower rate than 2018 comparable periods for the remainder of 2019. The decrease in loans from December 31, 2018 to June 30, 2019 also resulted from the payoff of several large loan relationships. We operate in a market area that is experiencing economic growth, which caused our commercial real estate, residential 1-4 family, and commercial and industrial portfolio to increase as of June 30, 2019, when compared to December 31, 2018. Commercial real estate loans increased 6.03% and 5.89%, respectively, from December 31, 2018 and June 30, 2018 to June 30, 2019, and comprised 36.66% of the Company’s loan portfolio at June 30, 2019, compared to 34.19% at December 31, 2018 and 36.68% at June 30, 2018. Residential 1-4 family loans increased 0.74% and 10.42%, respectively, from December 31, 2018 and June 30, 2018 to June 30, 2019, and comprised 22.89% of the Company’s loan portfolio at June 30, 2019, compared to 22.47% at December 31, 2018 and 21.97% at June 30, 2018. Commercial and industrial loans increased 7.32% and 64.33%, respectively, from December 31, 2018 and June 30, 2018 to June 30, 2019, and comprised 4.14% of the Company’s loan portfolio at June 30, 2019, compared to 3.82% at December 31, 2018 and 2.67% at June 30, 2018.The increase in commercial real estate loans reflected the increase in demand for such loans in the overall economy and the Company’s markets. Because of heightened levels of construction loans in our portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages is now monitored and administered by a Credit Administration Department independent of the lending function. The Bank continues to seek to diversify its real estate portfolio as it seeks to lessen concentrations in any one type of loan.

Securities increased $138,540,000, or 48.57%, to $423,792,000 at June 30, 2019 from $285,252,000 at December 31, 2018 and increased $45,648,000, or 12.07%, from March 31, 2019 due to management's strategy to improve the Company's balance sheet liquidity and increase yield on the portfolio. Management borrowed funds from the Federal Home Loan Bank of Cincinnati and utilized brokered deposits to purchase securities that could be pledged to secure public deposits as part of our strategy to improve our balance sheet liquidity. The borrowings were laddered so that the cash flow from the securities could be used to repay the principal on the borrowings. The fair market value on securities has increased from December 31, 2018 to June 30, 2019 as a result of the overall rates in the market increasing. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2019 was 2.73% with a weighted average life of 7.50 years, as compared to an average yield of 2.45% and a weighted average life of 6.50 years at December 31, 2018. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.
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
No securities have been classified as trading securities or held-to-maturity at June 30, 2019.
Premises and equipment decreased $107,000 or 0.18% from December 31, 2018 to June 30, 2019.  The primary reason for the decrease was due to current year depreciation of $1,986,000.
The increase in deposits and borrowings from the Federal Home Loan Bank outpaced the increase in loan growth, causing interest bearing deposits held at other banks to increase to $112,032,000 at June 30, 2019 from $80,215,000 at December 31, 2018.
Total liabilities increased by 6.27% to $2,388,865,000 at June 30, 2019 compared to $2,248,015,000 at December 31, 2018. Total liabilities increased $21,873,000, or 0.92%, at June 30, 2019 from the quarter ended March 31, 2019. The increase in total liabilities since December 31, 2018 was composed of a $102,041,000, or 4.56% increase in total deposits, a $29,209,000, or 100% increase in Federal Home Loan Bank advances, and a $9,600,000, or 77.67%, increase in accrued interest and other liabilities. At June 30, 2019, our borrowing capacity with the Federal Home Loan Bank of Cincinnati totaled $263,695,000. The Bank pledges substantially all of its 1-4 family residential real estate loans to secure its borrowings from the Federal Home Loan Bank of Cincinnati. The increase in total deposits since December 31, 2018 was primarily attributable to management's strategic decision to grow market share through branch expansion that resulted in the opening of new accounts and management's decision to purchase brokered deposits as part of our overall liquidity strategy. The increase in Federal Home Loan Bank advances was due to management's decision to borrow funds to purchase pledgeable securities and improve the Company's liquidity position.The increase in accrued interest and other liabilities since December 31, 2018 was primarily attributable to an increase in employee bonus payable, lease payable, other taxes payable and escrow tax payable.
Non Performing Assets
The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2019 and December 31, 2018.

Loans on Nonaccrual Status

In Thousands
	June 30, 2019	December 31, 2018
Residential 1-4 family	$962	$948
Multifamily	—	—
Commercial real estate	3,673	1,102
Construction	—	—
Farmland	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$4,635	$2,050

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2019
Residential 1-4 family	$1,216	258	2,032	3,506	460,609	464,115	$1,070
Multifamily	—	—	—	—	121,044	121,044	—
Commercial real estate	139	—	3,673	3,812	739,510	743,322	—
Construction	290	267	—	557	449,642	450,199	—
Farmland	60	7	2	69	21,774	21,843	2
Second mortgages	6	—	—	6	11,853	11,859	—
Equity lines of credit	122	—	119	241	65,288	65,529	119
Commercial	69	—	—	69	83,900	83,969	—
Agricultural, installment and other	247	333	22	602	65,340	65,942	22
Total	$2,149	865	5,848	8,862	2,018,960	2,027,822	$1,213
December 31, 2018
Residential 1-4 family	$3,258	1,092	1,868	6,218	454,474	460,692	$920
Multifamily	—	—	—	—	134,613	134,613	—
Commercial real estate	312	109	1,174	1,595	699,460	701,055	72
Construction	1,567	26	32	1,625	516,620	518,245	32
Farmland	43	9	21	73	23,998	24,071	21
Second mortgages	333	—	—	333	10,864	11,197	—
Equity lines of credit	297	—	45	342	61,671	62,013	45
Commercial	93	—	24	117	78,128	78,245	24
Agricultural, installment and other	407	85	95	587	59,481	60,068	95
Total	$6,310	1,321	3,259	10,890	2,039,309	2,050,199	$1,209

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2019 totaled $5,848,000, an increase from $3,259,000 at December 31, 2018. The increase in non-performing loans during the six months ended June 30, 2019 of $2,589,000 is due primarily to the addition of one large loan relationship placed on non-accrual status that was classified as non-performing at June 30, 2019. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

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

At June 30, 2019 the Company had impaired loans of $6,875,000 up from $5,359,000 at December 31, 2018. The increase in impaired loans during the six months ended June 30, 2019 as compared to December 31, 2018 is due to the addition of two impaired loan relationships, partially offset by the upgrade of one loan relationship no longer considered impaired. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.
The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $770,000 to $1,722,000 from December 31, 2018 to June 30, 2019 due to the partial pay down of one large loan relationship that was classified as a TDR at December 31, 2018.
Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the six months ended June 30, 2019 were $91,000 as compared to $284,000 in net charge-offs for the same period in 2018. Overall, the Bank has continued to experience minimal charge-offs during 2019. We expect charge-offs to remain modest throughout 2019; however, changes in the local economy may negatively impact charge-offs in the future.
The collateral values securing potential problem loans, including impaired loans, based on estimates received by management, total approximately $21,479,000. At June 30, 2019, the internally classified loans had increased $1,051,000, or 8.73%, to $13,090,000 from $12,039,000 at December 31, 2018 primarily due to the addition of one internally classified loan relationship. Classified loan balances have remained relatively consistent due to current favorable economic conditions. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.
The largest category of internally graded loans at June 30, 2019 was residential real estate mortgage loans. Included within this category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $9,105,000 and $8,883,000 at June 30, 2019 and December 31, 2018, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. The $222,000 increase in internally graded residential real estate loans since December 31, 2018 was due to the downgrade of a few loans due to insufficient payment history. Overall, the Bank continues to experience a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers have stabilized. Management does not anticipate losses on the internally classified residential real estate construction and development loans at June 30, 2019 to exceed the amount already allocated to loan losses.
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
Liquid assets include cash, due from banks, interest bearing deposits and unpledged investment securities that will mature within one year. At June 30, 2019, the Company’s liquid assets totaled $316.5 million. Additionally, as of June 30, 2019, the Company had available approximately $93.6 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $263.7 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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
The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At June 30, 2019, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets, and in a rising rate environment liability sensitivity could cause net yield on earning assets to experience compression which would negatively impact net interest income. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. Liability sensitivity generally should lead to an expansion in net yield on earning assets in a declining rate environment but for that to occur the Bank will need to reprice its deposits more quickly than it reprices rates it earns on loans. The Company does not anticipate that it will be able to widen its net yield on earning assets for the remainder of 2019 because of competitive pressures in its markets.
The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2019, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(7.94)%	(2.60)%	(0.16)%	(1.08)%	(2.47)%
EVE	(18.05)%	(6.51)%	1.86%	1.61%	0.01%

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At June 30, 2019, securities totaling approximately $7,504,000 mature or will be subject to rate adjustments within the next twelve months.
A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2019, loans totaling approximately $680,327,000 either will become due or will be subject to rate adjustments within twelve months from that date. Continued emphasis will be placed on structuring adjustable rate loans.
As for liabilities, at June 30, 2019, certificates of deposit of $250,000 or greater totaling approximately $75,819,000 will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.
At June 30, 2019, the scheduled maturities of these advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

Scheduled Maturities	Amount	Weighted Average Rates
2019	$—	—%
2020	3,000	2.65
2021	3,500	2.67
2022	2,750	2.68
2023	2,813	2.68
Thereafter	17,146	2.67
	$29,209	2.67%
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
Off Balance Sheet Arrangements
At June 30, 2019, we had unfunded loan commitments outstanding of $566,733,000 and outstanding standby letters of credit of $83,975,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
Capital Position and Dividends
At June 30, 2019, total stockholders’ equity was $318,188,000, or 11.75% of total assets, which compares with $295,667,000, or 11.62% of total assets, at December 31, 2018. The dollar increase in stockholders’ equity during the six months ended June 30, 2019 results from the Company’s net income of $17,806,000, proceeds from the issuance of common stock related to exercise of stock options of $409,000, the net effect of a $9,575,000 unrealized gain on investment securities net of applicable income tax expense of $2,503,000, cash dividends declared of $5,843,000 of which $4,551,000 was reinvested under the Company’s dividend reinvestment plan, $182,000 related to stock option compensation, a $27,000 reclassification adjustment for the adoption of the new lease accounting standard, and the $1,629,000 repurchase of common stock from the Company's 401(k) plan. On June 11, 2019, the Company completed the repurchase of 31,774 shares of the Company’s common stock held in the Company’s 401(k) Plan for an aggregate purchase price of $1,629,000. These shares were repurchased following the Company’s decision to remove the Company’s common stock as an investment option under the 401(k) Plan to reduce the 401(k) Plan expense incurred by employees.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, common equity, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2019 and December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. To be categorized as well capitalized as of June 30, 2019 and December 31, 2018, an institution must have maintained minimum total risk-based, Tier 1 risk-based, common equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables and not be subject to a written agreement, order or directive to maintain a specific capital level.

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase - In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2019
Total capital to risk weighted assets:
Consolidated	$342,644	14.8%	$242,620	10.5%	$231,067	10.0%
Wilson Bank	340,269	14.7	242,564	10.5	231,013	10.0
Tier 1 capital to risk weighted assets:
Consolidated	314,015	13.6	196,407	8.5	138,640	6.0
Wilson Bank	311,640	13.5	196,362	8.5	184,811	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	314,015	13.6	161,747	7.0	N/A	N/A
Wilson Bank	311,640	13.5	161,710	7.0	150,159	6.5
Tier 1 capital to average assets:
Consolidated	314,015	12.0	105,072	4.0	N/A	N/A
Wilson Bank	311,640	11.6	107,272	4.0	134,091	5.0

	Actual		Minimum Capital Adequacy Requirement with Basel III Capital Conservation Buffer Phase-In Schedule		Minimum To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018
Total capital to risk weighted assets:
Consolidated	$326,099	14.1%	$227,974	9.875%	$230,860	10.0%
Wilson Bank	323,852	14.0	227,915	9.875	230,800	10.0
Tier 1 capital to risk weighted assets:
Consolidated	298,566	12.9	181,802	7.875	138,516	6.0
Wilson Bank	296,319	12.8	181,756	7.875	184,641	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	298,566	12.9	147,173	6.375	N/A	N/A
Wilson Bank	296,319	12.8	147,136	6.375	150,021	6.5
Tier 1 capital to average assets:
Consolidated	298,566	12.3	97,022	4.0	N/A	N/A
Wilson Bank	296,319	11.9	99,373	4.0	124,217	5.0
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

The guidelines under Basel III established a 2.5% capital conservation buffer requirement that was phased in over four years beginning January 1, 2016. The buffer is related to Risk Weighted Assets. In order to avoid limitations on capital distributions such as dividends and certain discretionary bonus payments to executive officers, a banking organization must maintain capital ratios above the minimum ratios including the buffer. The Basel III minimum requirements after giving effect to the buffer as of January 1, of each year presented are as follows:

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

There have been no material changes in reported market risks during the six months ended June 30, 2019.
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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable

Item 1A. RISK FACTORS
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) Not applicable.
(c) The following table discloses shares of the Company’s common stock repurchased during the three months ended June 30, 2019.

Period:	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—		$—	—	$—
May 1, 2019 to May 31, 2019	—		—	—	—
June 1, 2019 to June 30, 2019	31,774	[1]	51.25	—	—
Total	31,774		$51.25	—

1.
On June 11, 2019, the Company completed the repurchase of 31,774 shares of the Company’s common stock held in the Company’s 401(k) Plan for an aggregate purchase price of $1,629,000. These shares were repurchased following the Company’s decision to remove the Company’s common stock as an investment option under the 401(k) Plan to reduce the 401(k) Plan expense incurred by employees.

Item 3. DEFAULTS UPON SENIOR SECURITIES
(a) None
(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES
Not applicable
Item 5. OTHER INFORMATION
None
Item 6. EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 9, 2019	/s/ Randall Clemons
Randall Clemons
President and Chief Executive Officer

DATE: August 9, 2019	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer