Form 10-K
period 2019-12-31
WILSON BANK HOLDING CO
filed 2020-03-12
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒
 No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes  ☐    No  ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $532,621,138.50. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $52.25 per share.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
Shares of common stock, $2.00 par value per share, outstanding on March 12, 2020 were 10,888,745.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2019 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III
Portions of the Registrant’s Proxy Statement to be filed relating to the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2020 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2019, had eleven full service banking offices located in Wilson County, Tennessee, one full service banking facility in Trousdale County, Tennessee, three full service banking offices in Davidson County, Tennessee, five full service banking offices located in Rutherford County, Tennessee, two full service banking offices in DeKalb County, Tennessee, two full service banking offices in Smith County, Tennessee, two full service banking office in Sumner County, Tennessee, one full service banking office in Putnam County, Tennessee and one full service banking office in Williamson County, Tennessee.

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

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2019, the Company reported net earnings of approximately $36.04 million and at December 31, 2019 it had total assets of approximately $2.79 billion.

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2019 filed as Exhibit 13.1 to this Form 10-K (the “2019 Annual Report”), are incorporated herein by reference.

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

•
Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the "CFPB") , responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their primary federal banking regulator.

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

Under the BHC Act, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB unless the bank holding company already owns a majority of such company. In addition, bank holding companies are generally prohibited under the BHC Act from engaging directly or indirectly in activities other than those of banking or managing or controlling banks, or furnishing services to their subsidiaries, subject to certain exceptions and the modernization of the financial services industry in connection with the passing of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). The GLB Act amended the BHC Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. Under the BHC Act, as amended by the GLB Act, the FRB is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the FRB to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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
+
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

Both the Company and the Bank are required to comply with the capital adequacy standards established by the FRB, in the Company’s case, and the FDIC, in the case of the Bank. The FRB has established a risk-based and a leverage measure of capital adequacy for bank holding companies, like the Company. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the FRB for bank holding companies. In addition, the FDIC and TDFI may require state banks that are not members of the FRB, like the Bank, to maintain capital at levels higher than those required by general regulatory requirements. Tennessee state banks are required to have the capital structure that the TDFI deems adequate, and the Commissioner of the TDFI as well as federal regulators may require a state bank (or its holding company in the case of federal regulators) to increase its capital levels to the point deemed adequate by the Commissioner or such other federal regulator before granting approval of a branch application, merger application or charter amendment.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final capital rules implementing Basel III, among other things, included new minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets as of December 31, 2009, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of loan loss reserves.

The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a "capital conservation buffer" of 2.5% (consisting of CET1 capital) above the regulatory minimum capital ratios, and have resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Additionally, the FDICIA establishes a system of prompt corrective action ("PCA") to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are categorized. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category (excluding the Basel III capital conservation buffer amounts), as set forth in the following table:

	CET1 capital ratio	Total risk-based capital ratio	Tier 1 risk-based capital ratio	Tier 1 leverage ratio
Well capitalized	6.5%	10%	8%	5%
Adequately capitalized	4.5%	8%	6%	4%
Undercapitalized	< 4.5%	< 8%	< 6%	< 4%
Significantly undercapitalized	< 3%	< 6%	< 4%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a depository institution or its holding company by its regulators could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, limitations on the ability to hire senior executive officers or add directors without prior approval and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

A state regulated bank which is not a member of the Federal Reserve, like the Bank, is required to be “well-capitalized" under PCA in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

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

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor at each insured depository institution. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

The Bank's loan operations are also subject to federal laws, rules and regulatoins applicable to credit transactions, such as the:

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

Pursuant to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act  of 2001 (the “Patriot Act”), as amended, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (the "BSA") and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The Patriot Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs to include risk-based procedures for conducting ongoing customer due diligence. The Bank currently has policies and procedures in place designed to comply with the Patriot Act, the BSA and the other regulations targeting terrorism and money laundering.

The Community Reinvestment Act of 1977 (the “Community Reinvestment Act”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FRB and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods consistent with safe and sound operations of the institutions. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received a “satisfactory” Community Reinvestment Act rating from its primary federal regulator on its most recent regulatory examination.

The Bank is also subject to fair lending requirements and reporting obligations involving its home mortgage lending operations. Fair lending laws prohibit discrimination in the provision of banking services, and bank regulators have increasingly focused on the enforcement of these laws. Fair lending laws include the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968, which prohibit discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender and religion. The Bank may be liable, either through administrative enforcement or private civil actions, for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (“DOJ”) for investigation. Pursuant to a Memorandum of Understanding, the DOJ and  (“ the CFPB”) have agreed to share information, coordinate investigations and generally commit to strengthen their coordination efforts. The Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.

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

Federal statutes and regulations, including the GLB Act and the Right to Financial Privacy Act of 1978, limit the Company’s and the Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the GLB Act requires disclosure of the Company’s privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The GLB Act also requires the Company and the Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the GLB Act, financial institutions, including the Bank, will be required to comply with such state law. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. This trend of state-level activity is expected to continue to expand, requiring continual monitoring of developments in the states in which our customers are located and ongoing investments in our information systems and compliance capabilities.

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

In 2018, the U.S. Congress passed, and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Growth Act”). The Growth Act, among other things, required the federal banking agencies to issue regulations allowing community bank organizations with total assets of less than $10.0 billion and limited amounts of certain assets and off-balance sheet exposures to access a simpler capital regime focused on a bank’s Tier 1 leverage capital levels rather than risk-based capital levels that are the focus of the capital rules issued under the Dodd-Frank Act implementing Basel III.

In October 2019, the federal banking agencies approved final rules that, as of January 1, 2020, exempt from the risk-based and leverage capital requirements of the capital rules issued under the Dodd-Frank Act any qualifying community bank and its holding company that have leverage ratios (calculated as Tier 1 capital over average total consolidated assets) of greater than 9 percent and hold 25% or less of total assets in off-balance sheet exposures and 5% or less of total assets in trading assets and liabilities. As such, a qualifying community banking organization and its holding company that have chosen the proposed framework are no longer required to calculate the generally applicable risk-based and leverage capital requirements. Such a bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies' PCA rules provided it has a community bank leverage ratio greater than 9 percent.

The Growth Act also raised the eligibility for the small bank holding company policy statement to $3 billion of assets from $1 billion.

The Company is currently evaluating whether or not it will take advantage of these new capital rules under the Growth Act.

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Throughout 2017, 2018 and 2019, the U.S. Congress has debated, proposed and in some cases, passed changes to the financial institution regulatory landscape, including the Growth Act and other proposed amendments to the Dodd-Frank Act, including raising the asset threshold levels at which financial institutions and their holding companies become subject to enhanced regulatory oversight and compliance requirements. Federal banking regulators have also proposed changes to certain of the rules they adopted pursuant to the Dodd-Frank Act. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company’s business may be affected by any new regulation or statute or change in applicable rules or regulations. Even if modifications are enacted to existing or proposed regulations, including raising certain assets thresholds above those currently in place, the Company may continue to face enhanced scrutiny from its regulators who may expect it to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of the Company’s operations.

Competition

The banking business is highly competitive. The Company’s primary market areas consist of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner, Putnam and Williamson Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and lending companies. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can. Continued consolidation in the financial services industry, due in part to the regulatory changes made under the Growth Act, including the increased asset threshold for required stress testing, has contributed to increases in the number of large competitors we face in our markets. Some of the Company’s competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of its larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level. The Company does not experience significant seasonal trends in its operations.

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

Employment

As of March 12, 2020, the Company and its subsidiary collectively employed 530 full-time equivalent employees.

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

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2019 Annual Report. Certain information not contained in the Company’s 2019 Annual Report, but required by Guide 3, is contained in the tables immediately following:

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

I.	Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

The schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and net interest expense and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34% for 2017 and 21% for 2019 and 2018.

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

Non-accrual loans have been included in the loan category. Loan fees of $7,751,000, $7,400,000 and $6,773,000 for 2019, 2018 and 2017, respectively, are included in loan income and represent an adjustment of the yield on these loans.

	Dollars In Thousands
	2019			2018			2019/2018 Change
	Average		Income/	Average		Income/	Due to	Due to
	Balance	Rates/Yields	Expense	Balance	Rates/Yields	Expense	Volume	Rate	Total
Loans, net of unearned interest (2) (3)	$2,030,861	5.31%	105,783	$1,898,772	5.11%	94,917	$6,873	3,993	10,866
Investment securities—taxable	347,873	2.46	8,559	281,154	2.19	6,158	1,580	821	2,401
Investment securities—tax exempt	38,859	1.99	773	40,675	2.51	1,020	(44)	(203)	(247)
Taxable equivalent adjustment (1)	—	0.53	205	—	0.66	271	(12)	(54)	(66)
Total tax-exempt investment securities	38,859	2.52	978	40,675	3.17	1,291	(56)	(257)	(313)
Total investment securities	386,732	2.47	9,537	321,829	2.31	7,449	1,524	564	2,088
Loans held for sale	9,613	3.38	325	5,343	3.44	184	144	(3)	141
Federal funds sold	14,645	1.88	275	4,801	1.73	83	184	8	192
Interest bearing deposits	121,399	1.78	2,164	55,911	1.75	979	1,167	18	1,185
Restricted equity securities	4,241	4.67	198	3,012	6.11	184	64	(50)	14
Total earning assets	2,567,491	4.69	118,282	2,289,668	4.62	103,796	9,956	4,530	14,486
Cash and due from banks	10,480			17,820
Allowance for loan losses	(28,073)			(25,365)
Bank premises and equipment	58,545			57,712
Other assets	72,487			70,071
Total assets	$2,680,930			$2,409,906

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

	Dollars In Thousands
	2019			2018			2019/2018 Change
	Average		Income/	Average		Income/	Due to	Due to
	Balance	Rates/Yields	Expense	Balance	Rates/Yields	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$526,026	0.44%	2,311	$503,312	0.36%	1,823	$85	403	488
Money market demand accounts	749,366	0.80	6,030	668,007	0.52	3,487	467	2,076	2,543
Time deposits	642,513	2.01	12,896	556,054	1.43	7,944	1374	3,578	4,952
Other savings deposits	136,912	0.60	825	139,664	0.53	744	(15)	96	81
Total interest-bearing deposits	2,054,817	1.07	22,062	1,867,037	0.75	13,998	$1,911	6,153	8,064
Federal Home Loan Bank advances	21,712	2.68	581	—	—	—	581	—	581
Securities sold under repurchase agreements	—	—	—	1,090	1.47	16	(16)	—	(16)
Federal funds purchased	597	0.67	4	588	0.68	4	—	—	—
Total interest-bearing liabilities	2,077,126	1.09	22,647	1,868,715	0.75	14,018	2,476	6,153	8,629
Demand deposits	270,136			250,328
Other liabilities	14,994			12,342
Stockholders’ equity	318,674			278,521
Total liabilities and stockholders’ equity	$2,680,930			$2,409,906
Net interest income			95,635			89,778
Net yield on earning assets (4)		3.81%			4.01%
Net interest spread (5)		3.60%			3.87%

(1)	The tax equivalent adjustment for 2019 and 2018 have been computed using a 21% Federal tax rate.
(2)	Yields on loans and total earning assets include the impact of State income tax credits related incentive loans at below market rates and tax exempt loans to municipalities.
(3)	Loan fees of $7.8 million and $7.4 million are included in interest income in 2019 and 2018.
(4)	Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

	Dollars In Thousands
	2018			2017			2018/2017 Change
	Average		Income/	Average		Income/	Due to	Due to
	Balance	Rates/Yields	Expense	Balance	Rates/Yields	Expense	Volume	Rate	Total
Loans, net of unearned interest (2) (3)	$1,898,772	5.11%	94,917	$1,727,499	4.84%	83,120	$7,623	4,174	11,797
Investment securities—taxable	281,154	2.19	6,158	277,511	1.94	5,397	72	689	761
Investment securities—tax exempt	40,675	2.51	1,020	61,868	1.95	1,208	(478)	290	(188)
Taxable equivalent adjustment (1)	—	0.66	271	—	1.01	622	(187)	(164)	(351)
Total tax-exempt investment securities	40,675	3.17	1,291	61,868	2.96	1,830	(665)	126	(539)
Total investment securities	321,829	2.31	7,449	339,379	2.13	7,227	(593)	815	222
Loans held for sale	5,343	3.44	184	8,657	3.74	324	(116)	(24)	(140)
Federal funds sold	4,801	1.73	83	10,475	0.93	97	(70)	56	(14)
Interest bearing deposits	55,911	1.75	979	77,606	0.93	723	(245)	501	256
Restricted equity securities	3,012	6.11	184	3,012	5.01	151	—	33	33
Total earning assets	2,289,668	4.62	103,796	2,166,628	4.25	91,642	6,599	5,555	12,154
Cash and due from banks	17,820			10,581
Allowance for loan losses	(25,365)			(23,174)
Bank premises and equipment	57,712			48,888
Other assets	70,071			68,125
Total assets	$2,409,906			$2,271,048

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

	Dollars In Thousands
	2018			2017			2018/2017 Change
	Average		Income/	Average		Income/	Due to	Due to
	Balance	Rates/Yields	Expense	Balance	Rates/Yields	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$503,312	0.36%	1,823	$478,691	0.27	1,308	$70	445	515
Money market demand accounts	668,007	0.52	3,487	635,072	0.26	1,681	91	1,715	1,806
Time deposits	556,054	1.43	7,944	519,732	1.03	5,353	396	2,195	2,591
Other savings deposits	139,664	0.53	744	132,557	0.40	530	29	185	214
Total interest-bearing deposits	1,867,037	0.75	13,998	1,766,052	0.50	8,872	586	4,540	5,126
Securities sold under repurchase agreements	1,090	1.47	16	1,382	0.65	9	(2)	9	7
Federal funds purchased	588	0.68	4	1,176	0.68	8	(4)	—	(4)
Total interest-bearing liabilities	1,868,715	0.75	14,018	1,768,610	0.50	8,889	580	4,549	5,129
Demand deposits	250,328			231,409
Other liabilities	12,342			11,352
Stockholders’ equity	278,521			259,677
Total liabilities and stockholders’ equity	$2,409,906			$2,271,048
Net interest income			89,778			82,753
Net yield on earning assets (4)		4.01%			3.84%
Net interest spread (5)		3.87%			3.75%

(1)	The tax equivalent adjustment for 2018 has been computed using a 21% Federal tax rate; whereas, 2017 has been computed using a 34% Federal tax rate.
(2)	Yields on loans and total earning assets include the impact of State income tax credits related incentive loans at below market rates and tax exempt loans to municipalities.
(3)	Loan fees of $7.4 million and $6.8 million are included in interest income in 2018 and 2017.
(4)	Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)	Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

II.	Investment Portfolio:

A.    Investment securities at December 31, 2019 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$59,735	48	204	59,579
Mortgage-backed securities	265,648	2,300	635	267,313
Asset-backed securities	27,531	1	303	27,229
Obligations of states and political subdivisions	67,293	559	828	67,024
	$420,207	2,908	1,970	421,145

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

II.	Investment Portfolio, Continued:

A.    Investment securities at December 31, 2018 consist of the following, continued:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$71,446	—	2,979	68,467
Mortgage-backed securities	152,375	9	4,874	147,510
Asset-backed securities	22,534	10	844	21,700
Obligations of states and political subdivisions	49,328	22	1,775	47,575
	$295,683	41	10,472	285,252

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

II.	Investment Portfolio, Continued:

A.    Investment securities at December 31, 2017 consist of the following, continued:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage-backed securities	$9,886	31	156	9,761
Obligations of states and political subdivisions	22,594	66	310	22,350
	$32,480	97	466	32,111

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$74,690	4	1,714	72,980
Mortgage-backed securities	200,175	302	2,551	197,926
Asset-backed securities	26,387	—	789	25,598
Obligations of states and political subdivisions	37,197	7	992	36,212
	$338,449	313	6,046	332,716

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

II.	Investment Portfolio, Continued:

B.
The following schedule details the contractual maturities and weighted average yields of investment securities of the Company. Actual maturities may differ from contractual maturities of mortgage and asset-backed securities because the mortgages or other assets underlying such securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2019:

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage and asset-backed securities	$293,179	294,542	2.33%
U.S. Government-sponsored enterprises (GSEs):
Less than one year	—	—	—
One to three years	8,950	8,944	1.77
Three to five years	8,746	8,737	1.96
Five to ten years	35,505	35,402	2.41
More than ten years	6,534	6,496	2.65
Total U.S. Government-sponsored enterprises (GSEs)	59,735	59,579	2.27
Obligations of states and political subdivisions*:
Less than one year	472	471	1.54
One to three years	—	—	—
Three to five years	636	638	2.25
Five to ten years	21,121	21,220	2.39
More than ten years	45,064	44,695	3.24
Total obligations of states and political subdivisions	67,293	67,024	2.95
Total available-for-sale securities	$420,207	421,145	2.42%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 21%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

III.	Loan Portfolio:

A.    Loan Types

The following schedule details the loans of the Company at December 31, 2019, 2018, 2017, 2016 and 2015:

	In Thousands
	2019	2018	2017	2016	2015
Commercial, financial and agricultural	$108,883	$89,554	59,266	50,437	41,036
Real estate—construction	425,185	518,245	392,039	297,315	275,319
Real estate—mortgage	1,504,140	1,393,641	1,263,696	1,303,918	1,110,989
Installment	54,834	48,759	43,540	44,755	43,770
Total loans	2,093,042	2,050,199	1,758,541	1,696,425	1,471,114
Deferred loan fees	(7,141)	(7,020)	(7,379)	(6,606)	(5,035)
Total loans, net of deferred fees	2,085,901	2,043,179	1,751,162	1,689,819	1,466,079
Less allowance for loan losses	(28,726)	(27,174)	(23,909)	(22,731)	(22,900)
Net loans	$2,057,175	$2,016,005	1,727,253	1,667,088	1,443,179

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

III.	Loan Portfolio, Continued:

B.    Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the Company's fixed and variable rate loans at December 31, 2019 according to contractual maturities of: (1) one year or less, (2) after one year through five years, and (3) after five years. The table also classifies the Company's variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2019
				At December 31,
	Fixed Rates	Variable Rates	Totals	2019
Based on contractual maturity:
Due within one year	$205,817	70,290	276,107	13.2%
Due in one year to five years	166,766	139,425	306,191	14.6
Due after five years	79,468	1,431,276	1,510,744	72.2
Totals	$452,051	1,640,991	2,093,042	100.0%
Based on contractual repricing dates:
Daily floating rate	$—	26,546	26,546	1.3%
Due within one year	205,817	494,487	700,304	33.4
Due in one year to five years	166,766	956,947	1,123,713	53.7
Due after five years	79,468	163,011	242,479	11.6
Totals	$452,051	1,640,991	2,093,042	100.0%

The following table represents the contractual maturities of the loan portfolio as of December 31, 2019 (dollars in thousands):

	Due Within One	Due in One to Five	Due After Five
	Year	Years	Years	Total
Commercial, financial and agricultural	$16,790	45,425	46,668	108,883
Real estate—construction	157,530	95,982	171,673	425,185
Real estate—mortgage	84,418	136,514	1,283,208	1,504,140
Installment	17,369	28,271	9,194	54,834
	$276,107	306,192	1,510,743	2,093,042

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

III.	Loan Portfolio, Continued:

C.    Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2019, 2018, 2017, 2016 and 2015:

	In Thousands, Except Percentages
	2019	2018	2017	2016	2015
Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate—construction	—	—	—	—	—
Real estate—mortgage	2,610	2,050	2,039	3,565	4,909
Installment	—	—	1	—	—
Total non-accrual	$2,610	2,050	2,040	3,565	4,909
Loans 90 days past due still accruing:
Commercial, financial and agricultural	$—	24	—	14	41
Real estate—construction	594	32	113	22	—
Real estate—mortgage	1,867	1,058	716	1,642	1,883
Installment	46	95	148	129	54
Total loans 90 days past due still accruing	$2,507	1,209	977	1,807	1,978
Troubled debt restructurings, excluding those included in non-accrual above	$2,886	2,492	4,084	4,596	4,104
Total non-performing loans	$8,003	5,751	7,101	9,968	10,991
Total loans, net of deferred fees	$2,085,901	2,043,179	1,751,162	1,689,819	1,466,079
Percentage of total non-performing loans to total loans outstanding, net of deferred fees	0.38%	0.28	0.41	0.59	0.75
Other real estate owned	$697	1,357	1,635	4,527	5,410

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

III.	Loan Portfolio, Continued:

C.Risk Elements, Continued:

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $2,610,000 at December 31, 2019, $2,050,000 at December 31, 2018, $2,040,000 at December 31, 2017, $3,565,000 at December 31, 2016 and $4,909,000 at December 31, 2015. The additional interest income on non-accrual loans that would have been recorded for the year ended December 31, 2019 if the loans had been current totaled $85,000 compared to $210,000 in 2018, $117,000 in 2017, $202,000 in 2016 and $291,000 in 2015. The amount of interest and fee income recognized on total loans during 2019 totaled $105,783,000 as compared to $94,917,000 in 2018, $83,120,000 in 2017, $77,024,000 in 2016 and $71,543,000 in 2015.

At December 31, 2019, loans, which include the above non-accrual loans, totaling $10,651,000 were included in the Company’s internal classified loan list. Of these loans $10,432,000 are real estate secured and $219,000 are secured by various other types of collateral. The value collateralizing these loans is estimated by management to be approximately $18,814,000 ($18,631,000 related to real property securing real estate loans and $183,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2019, real estate construction and mortgage loans made up 20.3% and 71.9%, respectively, of the Company’s loan portfolio.

At December 31, 2019 and 2018, other real estate owned totaled $697,000 and $1,357,000 , respectively.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2019 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2019, 2018, 2017, 2016 and 2015 and for the years then ended:

	In Thousands, Except Percentages
	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of period	$27,174	23,909	22,731	22,900	22,572
Charge-offs:
Commercial, financial and agricultural	(15)	—	(16)	(11)	—
Real estate – construction	—	(19)	—	(66)	(26)
Real estate – mortgage	(188)	(492)	(132)	(209)	(414)
Installment	(1,160)	(1,152)	(1,074)	(674)	(664)
	(1,363)	(1,663)	(1,222)	(960)	(1,104)
Recoveries:
Commercial, financial and agricultural	15	3	6	15	7
Real estate – construction	423	88	121	34	39
Real estate – mortgage	74	116	174	131	767
Installment	363	423	418	232	231
	875	630	719	412	1,044
Net loan charge-offs	(488)	(1,033)	(503)	(548)	(60)
Provision for loan losses charged to expense	2,040	4,298	1,681	379	388
Allowance for loan losses at end of period	$28,726	27,174	23,909	22,731	22,900
Total loans, net of deferred fees, at end of year	$2,085,901	2,043,179	1,751,162	1,689,819	1,466,079
Average total loans outstanding, net of deferred fees, during year	$2,030,861	1,898,772	1,727,499	1,571,528	1,418,561
Net charge-offs as a percentage of average total loans outstanding, net of deferred fees, during year	0.02%	0.05	0.03	0.04	0.01
Ending allowance for loan losses as a percentage of total loans outstanding net of deferred fees, at end of year	1.38%	1.33	1.37	1.35	1.56

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

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

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2019		December 31, 2018
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,058	5.2%	$682	4.3%
Real estate—construction	5,997	20.3	7,084	25.3
Real estate—mortgage	20,574	71.9	18,601	68.0
Installment	1,097	2.6	807	2.4
	$28,726	100%	$27,174	100%

	December 31, 2017		December 31, 2016
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$411	3.4%	$386	3.0%
Real estate—construction	6,094	22.3	5,387	17.5
Real estate—mortgage	16,738	71.9	16,396	76.9
Installment	666	2.4	562	2.6
	$23,909	100%	$22,731	100%

	December 31, 2015
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$339	2.8%
Real estate—construction	5,136	18.7
Real estate—mortgage	16,983	75.5
Installment	442	3.0
	$22,900	100%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

V.	Deposits:

The average amounts and average interest rates for deposits for 2019, 2018 and 2017 are detailed in the following schedule:

	2019		2018		2017
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$270,136	—%	$250,328	—%	$231,409	—%
Negotiable order of withdrawal accounts	526,026	0.44	503,312	0.36	478,691	0.27
Money market demand accounts	749,366	0.80	668,007	0.52	635,072	0.26
Time deposits	642,513	2.01	556,054	1.43	519,732	1.03
Other savings	136,912	0.60	139,664	0.53	132,557	0.40
	$2,324,953	0.95%	$2,117,365	0.66%	$1,997,461	0.44%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and more at December 31, 2019:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$71,742	2,900	74,642
Three to six months	23,202	2,848	26,050
Six to twelve months	66,864	7,471	74,335
More than twelve months	166,820	20,673	187,493
	$328,628	33,892	362,520

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2019, 2018 and 2017:

	2019	2018	2017
Return on assets (Net income divided by average total assets)	1.34%	1.35%	1.04%
Return on equity (Net income divided by average equity)	11.31%	1.17%	9.06%
Dividend payout ratio (Dividends declared per share divided by net income per share)	32.74%	29.13%	28.76%
Equity to asset ratio (Average equity divided by average total assets)	11.88%	11.56%	11.43%
Leverage capital ratio (Equity excluding the net unrealized gain (loss) on available-for-sale securities and intangible assets divided by average total assets)	12.44%	12.31%	11.86%

The minimum leverage capital ratio required by the regulatory agencies is 4%.

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2019 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier 1 capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities, intangible assets and goodwill	$331,485
Total capital:
Allowable allowance for loan losses	29,160
Total capital	$360,645
Risk-weighted assets	$2,411,571
Risk-based capital ratios:
Tier 1 capital ratio	13.75%
Common equity Tier 1 capital ratio	13.75%
Total capital ratio	14.95%

WILSON BANK HOLDING COMPANY
Form 10-K
December 31, 2019

VI.	Return on Equity and Assets, Continued:

At December 31, 2019, the Company and the Bank were each required to maintain a total capital to risk-weighted asset ratio of 10.5% and a Tier 1 capital to risk-weighted asset ratio of 8.5% in each case pursuant to the regulations implementing the Basel III guidelines, including the capital conservation buffer. At December 31, 2019, the Company and the Bank were in compliance with these requirements.

The following schedule details the Company’s interest rate sensitivity at December 31, 2019:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of deferred fees	$2,085,901	314,596	73,140	108,322	223,651	1,366,192
Securities	421,145	30,874	86	723	3,468	385,994
Loans held for sale	18,179	—	—	—	—	18,179
Interest bearing deposits	126,827	126,827	—	—	—	—
Federal funds sold	20,000	20,000	—	—	—	—
Restricted equity securities	4,680	4,680	—	—	—	—
Total earning assets	2,676,732	496,977	73,226	109,045	227,119	1,770,365
Interest-bearing liabilities:
Negotiable order of withdrawal accounts	558,745	558,745	—	—	—	—
Money market demand accounts	801,986	801,986	—	—	—	—
Individual retirement accounts	74,872	2,648	7,096	7,909	16,378	40,841
Other savings	140,270	140,270	—	—	—	—
Certificates of deposit	557,121	42,211	77,600	54,477	117,893	264,940
FHLB	23,613	—	—	1,000	—	22,613
	2,156,607	1,545,860	84,696	63,386	134,271	328,394
Interest-sensitivity gap	$520,125	(1,048,883)	(11,470)	45,659	92,848	1,441,971
Cumulative gap		(1,048,883)	(1,060,353)	(1,014,694)	(921,846)	520,125
Interest-sensitivity gap as % of total assets		(37.5)%	0.4%	1.6%	3.3%	51.6%
Cumulative gap as % of total assets		(37.5)%	(37.9)%	(36.3)%	(33.0)%	18.6%

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

The Company's yield on earning assets, and consequently its net earnings, are significantly affected by interest rate levels.

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

              Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which could ultimately affect the Company’s results of operations and financial condition. A decline in the market value of the Company’s assets may limit the Company’s ability to borrow additional funds. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Company, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, the Company will incur losses. Following changes in the general level of interest rates, the Company’s ability to maintain a positive net interest spread is dependent on its ability to increase (in a rising rate environment) or maintain or minimize the decline in (in a falling rate environment) its loan offering rates, minimize increases on its deposit rates in a rising rate environment or promptly reduce the rates it pays on deposits in a falling rate environment, and maintain an acceptable level and mix of funding. Although the Company has implemented strategies it believes will reduce the potential effects of changes in interest rates on its net interest income, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest income and net yield on earning assets, asset quality, loan origination volume, liquidity, and overall profitability. The Company cannot assure you that it can minimize its interest rate risk.

               Short-term interest rates increased from 2016 to early 2019. Thereafter, the FRB reduced the benchmark federal funds rate by a total of 0.75% through three rate cuts during the second half of 2019. Because of significant competitive pressures in the Company’s markets and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the FRB’s federal funds rate or LIBOR, the Company’s net yield on earning assets was negatively impacted by these rate cuts and additional rate cuts may further negatively impact the Company’s net yield on earning assets. However, rate increases may also negatively impact the Company’s results of operations if it is unable to increase the rates it charges on loans or earns on its investment securities in excess of the increases it must pay on deposits and its other funding sources.

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

                As of December 31, 2019, approximately 92% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 41% were commercial real estate loans, 31.0% were residential real estate loans, 22% were construction and development loans and 6% were other real estate loans. In total these loans make up approximately 99% of the Company’s non-performing loans at December 31, 2019. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which the Company operates can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which the Company underwrites loans can fluctuate from year to year and impact collateral values and the ability of its borrowers to repay their loans.

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

                At December 31, 2019, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. If the economic environments in the Company’s markets weaken in 2020 or beyond, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge-offs and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

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

                   The Company’s financial performance is highly dependent on the business environment in the markets where it operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in the markets in which the Company operates deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in the Company’s real estate loan portfolio and increased costs associated with its portfolio of other real estate owned. A worsening of business and economic conditions generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

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

          Although economic conditions have strengthened in most of the Company’s markets in recent periods, the Company believes that it is possible it will continue to experience an uncertain and volatile economic environment during 2020, including issues of national security, health crises around the world, prolonged international trade disputes and political uncertainties surrounding the presidential election in 2020. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, financial condition, and results of operations.

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

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford, Putnam, Davidson, Williamson and Sumner counties in Tennessee and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in these markets. The Company cannot assure investors that economic conditions in its markets will continue to remain healthy during 2020 or thereafter, and weakened economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

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

The Company’s earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality, particularly within the commercial real estate segment of the Company’s loan portfolio, could cause the Company’s interest income and net yield on earning assets to decrease and its provisions for loan losses and non-interest expenses to increase, which could adversely affect its results of operations and financial condition.

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

Implementation of CECL has changed the way the Company calculates its allowance for loan losses and could have a material adverse effect on its financial condition and results of operations.

The Financial Accounting Standards Board adopted a new accounting standard that became effective for the Company on January 1, 2020. This standard, referred to as current expected credit loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses through provision for loan losses. CECL replaced the previous method of provisioning for loan losses that are probable, which will require the Company to increase its allowance for loan losses in the first quarter of 2020, and is also increasing the types of data the Company needs to collect and review to determine the appropriate level of its allowance for loan losses. In addition, the adoption of CECL may result in more volatility in the level of the Company’s allowance for loan losses. An increase, to the extent material, in the Company’s allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on the Company’s capital levels, financial condition and results of operations. A reduction in the Company’s or the Bank’s capital levels could subject it to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities if it is unable to satisfactorily raise additional capital.

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

The Company is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations, as well as cause legal or reputational harm.

The Company is dependent upon information technologies, computer systems and networks, including those maintained by it and those maintained and provided to the Company by third parties, to conduct operations and is reliant on technology to help increase efficiency in its business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, the Company’s financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which it relies may fail to operate properly or become disabled or damaged, which could adversely affect the Company’s ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as the Company’s primary systems and the Company may experience data losses in the course of such recovery. The Company continuously updates the systems on which it relies to support its operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. The Company maintains a system of internal controls and security to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks; however, should an event occur that is not prevented or detected by the Company’s internal controls, causes an interruption, degradation or outage in service, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on the Company’s business and its reputation, which, in turn, could have a material adverse effect on its financial condition, results of operations and liquidity.

The Company’s operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, ransomware or other malicious code and other events that could have a security impact. The Company provides its customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. The Company’s network, and the systems of parties with whom it contracts or on which it relies, as well as those of its customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as the Company continues to increase its mobile-payment and other Internet-based product offerings and expand its internal use of web-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated, and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber-attacks or security breaches at third parties with access to the Company’s data, such as vendors, may not be disclosed to the Company in a timely manner. Consistent with industry trends, the Company remains at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulatory systems and networks) and viruses could expose the Company to claims, litigation and other possible liabilities, which may be significant. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation, results of operations and ability to attract and retain customers and businesses. Further, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

Changes to capital requirements for bank holding companies and depository institutions that became effective on January 1, 2015 may negatively impact the Company’s and the Bank’s results of operations.

In July 2013, the FRB and the FDIC approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (that was fully phased in as of January 1, 2019) above the new regulatory minimum capital ratios, and result in the following minimum ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The objective of managing liquidity risk is to ensure that the Company’s cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as the Company’s operating cash needs, and that the Company’s cost of funding such requirements and needs is reasonable. The Company maintains an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally the Company relies on deposits, repayments of loans and cash flows from its investment securities as its primary sources of funds. The Company’s principal deposit sources include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with wholesale deposit sources such as federal funds purchased and other sources of short-term and long-term borrowings, including advances from the FHLB Cincinnati, to make loans, acquire investment securities and other assets and to fund continuing operations.

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

The Company anticipates it will continue to rely primarily on deposits, loan repayments, and cash flows from its investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above, like the advances from the FHLB Cincinnati the Bank borrowed in 2019, will be used to augment the Company’s primary funding sources. If the Company is unable to access any of these secondary funding sources when needed, it might be unable to meet its customers’ or creditors’ needs, which would adversely affect its financial condition, results of operations, and liquidity.

The performance of the Company’s investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in the Company’s portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political issues, including trade disputes and global health pandemics, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

The Company monitors the financial position of the various issuers of investment securities in its portfolio, including each of the state and local governments and other political subdivisions where it has exposure. To the extent the Company has securities in its portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

The banking business is highly competitive and the Company experiences competition in each of its markets from many other financial and non-financial institutions. The Company competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, mobile payment platforms, as well as other community banks and super-regional and national financial institutions that operate offices in the Company’s primary market areas and elsewhere. Many of the Company’s competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Company has.

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

Some of the Company’s competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community Reinvestment Act, which requires the Company to, among other things, implement procedures to make and monitor loans throughout the communities it serves. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like the Bank, that offer federally insured deposits, which affords them the advantage of operating with greater flexibility and lower cost structures. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products.

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

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. For example, the Growth Act and, if adopted, certain proposed implementing regulations, significantly reduce the regulatory burden of certain large bank holding companies and raise the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies to become more competitive, to more aggressively pursue expansion or to more readily consolidate with similar sized financial institutions. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in the Company’s markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over the Company.

The Company’s key management personnel may leave at any time.

The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially John McDearman, III, its president and chief executive officer, and John Foster, the president of the Bank. While the Company does not have employment agreements with any of its personnel and can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future, it has entered into non-competition agreements with such persons which would prevent them in most circumstances, from competing with the Bank for one year following their termination. In addition, these persons are parties to certain deferred compensation, supplemental retirement and equity incentive plans, the benefits of which would cease to accrue upon the termination of the person’s employment with the Company or the Bank.

As previously announced, Randall Clemons, the Company's previous president and chief executive officer, retired on December 31, 2019, though he remains a member of the boards of directors of the Company and the Bank. Mr. Clemons has been a large part of the Company’s success and the Company’s ability to continue to grow its loan portfolio and deliver returns for its shareholders will depend on the ability of Mr. McDearman to manage the transition smoothly and operate the Bank in a profitable manner.

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

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth, increase its operating expenses or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations and financial condition. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.

Additionally, the Company is subject to laws regarding its handling, disclosure and processing of personal and confidential information of certain parties, such as its employees, customers, suppliers, counterparties and other third parties. The GLB Act requires the Company to periodically disclose its privacy policies and practices relating to sharing such information and enables retail customers to opt out of the Company’s ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Company is subject to laws that require it to implement a comprehensive information security program that includes administrative, technical and physical safeguards to provide the security and confidentiality of customer records and information. Additionally, other legislative and regulatory activity continue to lend uncertainty to privacy compliance requirements that impact the Company’s business. The Company also expects that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The potential effects of pending legislation are far-reaching and may require the Company to modify its data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Ongoing compliance with the Company’s regulatory obligations has resulted in (and may continue to cause the Company to incur) further increased regulatory compliance costs, fee reductions and restrictions on activities in which the Company may have otherwise engaged, any of which could have a material adverse effect on its business, financial condition or results of operations. Moreover, the Company’s failure to comply with these or other regulations could result in regulatory enforcement actions against the Company or make it more difficult to receive any required regulatory approvals necessary to execute on the Company’s growth strategy, each of which could have a material adverse effect on the Company’s results of operations, business or financial condition.

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

The processes the Company uses to estimate expected credit losses, calculate its allowance for loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting models and tools could have a material adverse effect on its business, financial condition and results of operations.

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

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; recognize an other-than-temporary impairment of securities; or significantly increase the Company’s accrued tax liability. Any of these could have a material adverse effect on the Company’s business, financial condition or results of operations. For a discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in the 2019 Annual Report.

The Company currently invests in bank owned life insurance (“BOLI”) and may continue to do so in the future.

The Company had approximately $31.76 million in general, hybrid and separate account BOLI contracts at December 31, 2019. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if the Company needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. The Company is also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Company at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes the Company to liquidity, credit and interest rate risk, which could adversely affect the Company’s results of operations, financial condition and liquidity.

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

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires and floods often occur. Such natural disasters could significantly impact the local population and economies and the Company’s business, and could pose physical risks to its properties. Although the Company maintains insurance coverages for such events, a significant natural disaster in or near one or more of the Company’s markets could have a material adverse effect on its financial condition, results of operations or liquidity.

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

While the Company has historically paid a biannual cash dividend on its common stock, there can be no assurance of whether or when it may pay dividends on its common stock in the future. Future dividends, if any, will be declared and paid at the discretion of the Company’s board of directors and will depend on a number of factors, including the Company’s and the Bank’s capital levels. The Company’s principal source of funds used to pay cash dividends on its common stock will be dividends that it receives from the Bank. Although the Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before the Company declares or pays any future dividends on its common stock, the Company’s board of directors will also consider its liquidity and capital requirements and its board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.

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

Maintaining and adapting the Company’s internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, is expensive and requires significant management attention. Moreover, as the Company continues to grow, its internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to maintain effective controls or implement required new or improved controls or difficulties encountered in the process may harm the Company’s results of operations and financial condition or cause it to fail to meet its reporting obligations. If the Company or its independent registered public accounting firm identify material weaknesses in the Company’s internal control over financial reporting or the Company is required to restate the its financial statements, the Company could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of its financial reports. The Company may also face regulatory enforcement or other actions. This could have an adverse effect on the Company’s business, financial condition or results of operations, as well as the trading price of the Company’s securities, and could potentially subject the Company to litigation.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” on page 86 of the Company’s 2019Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2019.

Item 6. Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 13 of the Company’s 2019Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 14 through 31 of the Company’s 2019Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 26 and 27 of the Company’s 2019Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 35 through 85 of the Company’s 2019 Annual Report and are incorporated herein by reference.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on pages 33 and 34 of the Company’s 2019 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the Company’s 2020 Annual Meeting of Shareholders (the “2020 Annual Meeting of Shareholders”). The information required by this item with respect to executive officers is set forth below:

John McDearman (50) – Mr. McDearman is President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Mr. McDearman joined the Bank in November of 1998.  He has held positions in branch administration and commercial lending.  From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President of the Bank and from January 2018 to January 1, 2020, he served as President of the Bank.  Prior to joining the Bank in 1998, he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, TN, a position he held from 1994 to 1998.  Mr. McDearman also serves on the Boards of Directors of the Company and the Bank.

John Foster (47) – Mr. Foster joined the Bank in January 1998. He has held positions in branch administration and consumer lending. From August 2017 to July 2018, Mr. Foster served as Senior Vice President/Head of Consumer Lending for the Bank, after having served as a Senior Vice President of the Bank from January 2013 to August 2017. From July 2018 to April 2019, he served as Executive Vice President/Small Business & Consumer Lending for the Bank. From April 2019 to January 1, 2020, he served as the Bank’s Executive Vice President/Chief Consumer/Commercial Banking Officer. Currently, he serves as President of the Bank, a position he has held since January 1, 2020.

Gary Whitaker (62) - Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (55) - Ms. Pominski is Executive Vice President and the Chief Financial Officer of the Bank and the Company and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions with the Bank including Asst. Cashier, Asst. Vice President and Senior Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, TN.

Clark Oakley (50) - Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and from January 1, 2017 until December 31, 2017, he served as Executive Vice President and Chief Operating Officer of the Bank. Currently he serves as Executive Vice President and Chief Operating Officer of the Company and the Bank. Prior to 1995 Mr. Oakley was employed at Union Planters Bank in Alexandria, TN. His primary duties include overseeing the operations of the Company and the Bank, including information technology and electronic banking.

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Description of the Board and Committees of the Board” in the Company’s definitive proxy materials filed in connection with the 2020 Annual Meeting of Shareholders.

The information required by this item with respect to Delinquent Section 16(a) of the Exchange Act is incorporated herein by reference to the Section entitled “Item-1 Election of Directors - Delinquent Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive proxy materials filed in connection with the 2020 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Personnel Committee Interlocks and Insider Participation” in the Company’s definitive proxy materials to be filed in connection with the 2020 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials to be filed in connection with the 2020 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2019 and has been adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend paid on October 30, 2003, a four-for-three stock split in the form of a stock dividend paid on May 31, 2007 and a four-for-three stock split in the form of a stock dividend paid on March 31, 2016:

	Number of securities to be issued	Weighted average exercise price of	Number of securities remaining available for future
	upon exercise of outstanding options,	outstanding options, warrants and	issuance under equity compensation plans (excluding
Plan Category	warrants and rights	rights	securities reflected in first column)
Equity compensation plans approved by shareholders	273,309	41.19	467,271
Equity compensation plans not approved by shareholders	—	—	—
Total	273,309	41.19	467,271

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials to be filed in connection with the 2020 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Director Independence” in the Company’s definitive proxy materials to be filed in connection with the 2020 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials to be filed in connection with the 2020 Annual Meeting of Shareholders.

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

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

4.2	Description of the Company's Securities

10.1	Wilson Bank Holding Company 2009 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-158621)).*

10.2
Form of Wilson Bank Holding Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-20402)).*

10.3
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

10.46
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.47
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.48
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.49
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.50
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.51
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.52
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.53
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.54
Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Gary Whitaker (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.55
Second Amendment to the Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.56
Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.57
Form of Stock Appreciation Rights Agreement for employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.58
Form of Non-qualified Stock Option Agreement for employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.59
Form of Stock Appreciation Rights Agreement for employee directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.60
Form of Non-qualified Stock Option Agreement for employee directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.61
Form of Stock Appreciation Rights Agreement for directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.62
Form of Non-qualified Stock Option Agreement for directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.63
Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated November 23, 2012, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.64 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 8, 2019).*

10.64
Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.65 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 8, 2019).*

10.65
First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement as of September 26, 2016, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 8, 2019).*

10.66
Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.67 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019).*

10.67
First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015 by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.68 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019).*

10.68	Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John Foster.*

10.69	Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated May 22, 2015, by and between Wilson Bank and Trust and John Foster.*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2019 incorporated by reference into items 1, 5, 6, 7, 7A and 8.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Management compensatory plan or contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ John C. McDearman, III
John C McDearman, III
Title:	President and Chief Executive Officer
Date:	March 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. McDearman, III John C. McDearman, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020

/s/ Jack W. Bell Jack W. Bell	Director	March 12, 2020

/s/ James F. Comer James F. Comer	Director	March 12, 2020

/s/ William P. Jordan William P. Jordan	Director	March 12, 2020

/s/ James Anthony Patton James Anthony Patton	Director	March 12, 2020

/s/ J. Randall Clemons J Randall Clemons	Director	March 12, 2020

/s/ Michael G. Maynard Michael G. Maynard	Director	March 12, 2020

/s/ Clinton M. Swain Clinton M. Swain	Director	March 12, 2020

/s/ H. Elmer Richerson H. Elmer Richerson	Director	March 12, 2020