Form 10-Q
period 2020-03-31
WILSON BANK HOLDING CO
filed 2020-05-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Common stock outstanding: 10,892,190 shares at May 8, 2020

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	(Unaudited)	(Audited)
	March 31, 2020	December 31, 2019
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,162,012	$2,085,901
Less: Allowance for loan losses	(30,281)	(28,726)
Net loans	2,131,731	2,057,175
Available-for-sale, at market (amortized cost $400,731 and $420,207, respectively)	407,224	421,145
Loans held for sale	22,183	18,179
Interest bearing deposits	134,460	126,827
Restricted equity securities	4,680	4,680
Federal funds sold	25,975	20,000
Total earning assets	2,726,253	2,648,006
Cash and due from banks	16,782	12,943
Bank premises and equipment, net	59,762	60,295
Accrued interest receivable	7,027	5,945
Deferred income tax asset	4,730	6,136
Other real estate	697	697
Bank owned life insurance	31,945	31,762
Other assets	25,042	23,620
Goodwill	4,805	4,805
Total assets	$2,877,043	$2,794,209
Liabilities and Stockholders’ Equity
Deposits	$2,485,537	$2,417,605
Federal Home Loan Bank advances	20,808	23,613
Accrued interest and other liabilities	21,701	16,007
Total liabilities	2,528,046	2,457,225
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,891,672 and 10,792,999 shares, respectively	21,783	21,586
Additional paid-in capital	87,407	82,249
Retained earnings	235,011	232,456
Net unrealized gains on available-for-sale securities, net of income taxes of $1,697 and $245, respectively	4,796	693
Total stockholders’ equity	348,997	336,984
Total liabilities and stockholders’ equity	$2,877,043	$2,794,209

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$27,276	$25,774
Interest and dividends on securities:
Taxable securities	2,040	1,607
Exempt from federal income taxes	242	167
Interest on loans held for sale	108	78
Interest on federal funds sold	56	8
Interest on balances held at depository institutions	316	600
Interest and dividends on restricted securities	49	50
Total interest income	30,087	28,284
Interest expense:
Interest on negotiable order of withdrawal accounts	443	572
Interest on money market and savings accounts	1,359	1,740
Interest on time deposits	3,041	2,886
Interest on Federal Home Loan Bank advances	151	13
Total interest expense	4,994	5,211
Net interest income before provision for loan losses	25,093	23,073
Provision for loan losses	1,469	1,033
Net interest income after provision for loan losses	23,624	22,040
Non-interest income:
Service charges on deposit accounts	1,675	1,663
Other fees and commissions	3,508	3,107
Income on BOLI and annuity contracts	183	199
Gain on sale of loans	911	1,646
Loss on the sale of fixed assets	—	(1)
Loss on sale of other real estate	—	(45)
Gain (loss) on sale of securities	158	(309)
Total non-interest income	6,435	6,260
Non-interest expense:
Salaries and employee benefits	11,132	10,410
Occupancy expenses, net	1,150	1,114
Advertising & public relations expense	603	477
Furniture and equipment expense	768	772
Data processing expense	1,169	978
ATM & interchange expense	873	784
Directors’ fees	158	134
Audit, legal & consulting expenses	180	100
Other operating expenses	2,669	2,649
Total non-interest expense	18,702	17,418
Earnings before income taxes	11,357	10,882
Income taxes	2,326	2,592
Net earnings	$9,031	$8,290
Weighted average number of common shares outstanding-basic	10,864,866	10,701,602
Weighted average number of common shares outstanding-diluted	10,886,456	10,716,872
Basic earnings per common share	$0.83	$0.77
Diluted earnings per common share	$0.83	$0.77
Dividends per common share	$0.60	$0.55

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In Thousands)
Net earnings	$9,031	$8,290
Other comprehensive earnings , net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $1,493 and $802, respectively	4,220	2,270
Reclassification adjustment for net losses (gains) on the sale of securities included in net earnings, net of taxes of $41 and $81, respectively	(117)	228
Other comprehensive earnings	4,103	2,498
Comprehensive earnings	$13,134	$10,788

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Three months ended:
March 31, 2020
Balance at beginning of period	$21,586	82,249	232,456	693	336,984
Cash dividends declared, $.60 per share	—	—	(6,476)	—	(6,476)
Issuance of 91,471 shares of common stock pursuant to the dividend reinvestment plan	183	4,825	—	—	5,008
Issuance of 7,202 shares of common stock pursuant to exercise of stock options	14	225	—	—	239
Share based compensation expense	—	108	—	—	108
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,452	—	—	—	4,103	4,103
Net earnings for the quarter	—	—	9,031	—	9,031
Balance at end of period	$21,783	87,407	235,011	4,796	348,997

March 31, 2019
Balance at beginning of period	$21,248	73,960	208,164	(7,705)	295,667
Cash dividends declared, $.55 per share	—	—	(5,843)	—	(5,843)
Issuance of 91,487 shares of common stock pursuant to dividend reinvestment plan	183	4,368	—	—	4,551
Issuance of 8,763 shares of common stock pursuant to exercise of stock options	17	289	—	—	306
Share based compensation expense	—	99	—	—	99
Net change in fair value of available-for-sale securities during the period, net of taxes of $883	—	—	—	2,498	2,498
Reclassification adjustment for the adoption of lease standard	—	—	(27)	—	(27)
Net earnings for the quarter	—	—	8,290	—	8,290
Balance at end of period	$21,448	78,716	210,584	(5,207)	305,541

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Cash flows from operating activities:
Interest received	$29,776	$28,297
Fees and commissions received	5,183	4,770
Proceeds from sale of loans held for sale	30,447	35,664
Origination of loans held for sale	(33,540)	(38,415)
Interest paid	(5,594)	(4,903)
Cash paid to suppliers and employees	(14,090)	(13,708)
Income taxes paid	(1,006)	(1,036)
Net cash provided by operating activities	11,176	10,669
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of available-for-sale securities	52,323	7,532
Proceeds from the sale of available-for-sale securities	19,998	24,621
Purchase of available-for-sale securities	(53,458)	(122,376)
Loans made to customers, net of repayments	(76,025)	(7,979)
Purchase of restricted equity securities	—	(394)
Purchase of premises and equipment	(465)	(842)
Proceeds from sale of other real estate	—	276
Proceeds from sale of other assets	—	2
Net cash used in investing activities	(57,627)	(99,160)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	79,718	42,024
Net increase (decrease) in time deposits	(11,786)	37,830
Net increase (decrease) in Federal Home Loan Bank advances	(2,805)	32,000
Common stock dividends paid	(6,476)	(5,843)
Proceeds from sale of common stock pursuant to dividend reinvestment plan	5,008	4,551
Proceeds from exercise of stock options	239	306
Net cash provided by financing activities	63,898	110,868
Net increase in cash and cash equivalents	17,447	22,377
Cash and cash equivalents at beginning of period	159,770	99,191
Cash and cash equivalents at end of period	$177,217	$121,568

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2020 and 2019

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$9,031	$8,290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,769	1,381
Provision for loan losses	1,469	1,033
Loss on sale of other real estate	—	45
Loss (gain) on sale of securities	(158)	309
Share-based compensation expense	108	99
Loss on the sale of bank premises and equipment	—	1
Increase in loans held for sale	(4,004)	(4,397)
Increase in deferred tax asset	(46)	(74)
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(1,605)	(124)
Increase in interest receivable	(1,082)	(390)
Increase in other liabilities	4,928	2,558
Increase in taxes payable	1,366	1,630
Increase (decrease) in interest payable	(600)	308
Total adjustments	2,145	2,379
Net cash provided by operating activities	$11,176	$10,669

Supplemental schedule of non-cash activities:
Unrealized gain in value of securities available-for-sale, net of taxes of $1,452 and $883 for the three months ended March 31, 2020 and 2019, respectively	$4,103	$2,498
Non-cash transfers from loans to other real estate	$-	$139
Non-cash transfers from loans to other assets	$-	$2

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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

These consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2019 and March 31, 2020, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.

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

Recently Issued Accounting Pronouncements

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

ASU 2016-13 was originally to become effective for us on January 1, 2020. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The law contains several provisions, among them, it gives lenders, including the Company, the option to defer the implementation of ASU 2016-13, which is known as the Current Expected Credit Losses (CECL) standard, until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or December 31, 2020, whichever comes first. In addition, the Securities and Exchange Commission (SEC) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, the Company has elected to delay implementation of CECL.

We currently believe the adoption of ASU 2016-13 would have resulted in approximately a 4-6 % increase in our allowance for loan losses as of January 1, 2020. That expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of March 31, 2020, we currently believe the adoption of ASU 2016-13 would have resulted in approximately a  4-6 % increase in our allowance for loan losses.

Prior to the CARES Act being signed and the Company’s decision to delay the implementation of CECL, the Company was completing its CECL implementation plan with a cross-functional working group, under the direction of the Chief Credit Officer along with our Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. The Company’s implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. The Company contracted with a third-party vendor to assist it in the implementation of CECL. As we are currently finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 could differ from our current expectation. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for available-for-sale securities and other financial assets and it also applies to off-balance sheet credit exposure like loan commitments and other investments; however, we do not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for us on  January 1, 2020, and did not have a significant impact on our financial statements.

ASU 2018-13, "Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 became effective for us on  January 1, 2020 and did not have a significant impact on our financial statements.

Note 2. Loans and Allowance for Loan Losses

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with that utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

The following schedule details the loans of the Company at March 31, 2020 and December 31, 2019:

	(In Thousands)
	March 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$519,775	$511,250
Multifamily	151,929	97,104
Commercial	841,521	793,379
Construction and land development	388,769	425,185
Farmland	18,610	19,268
Second mortgages	11,254	10,760
Equity lines of credit	74,908	72,379
Total mortgage loans on real estate	2,006,766	1,929,325
Commercial loans	95,547	98,265
Agricultural loans	1,487	1,569
Consumer installment loans
Personal	51,961	50,532
Credit cards	3,999	4,302
Total consumer installment loans	55,960	54,834
Other loans	9,927	9,049
Total loans before net deferred loan fees	2,169,687	2,093,042
Net deferred loan fees	(7,675)	(7,141)
Total loans	2,162,012	2,085,901
Less: Allowance for loan losses	(30,281)	(28,726)
Net loans	$2,131,731	$2,057,175

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

Transactions in the allowance for loan losses for the three months ended March 31, 2020 and 2019 and year ended  December 31, 2019 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2020
Allowance for loan losses:
Beginning balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Provision	198	524	1,330	(816)	(10)	4	(44)	(46)	329	1,469
Charge-offs	—	—	—	—	—	—	—	—	(355)	(355)
Recoveries	9	—	300	19	—	—	—	—	113	441
Ending balance	$7,351	1,641	12,744	5,200	177	127	845	998	1,198	30,281
Ending balance individually evaluated for impairment	$715	—	220	—	—	—	—	—	—	935
Ending balance collectively evaluated for impairment	$6,636	1,641	12,524	5,200	177	127	845	998	1,198	29,346
Loans:
Ending balance	$519,775	151,929	841,521	388,769	18,610	11,254	74,908	95,547	67,374	2,169,687
Ending balance individually evaluated for impairment	$1,429	—	999	—	—	—	—	—	—	2,428
Ending balance collectively evaluated for impairment	$518,346	151,929	840,522	388,769	18,610	11,254	74,908	95,547	67,374	2,167,259

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Provision	838	(364)	1,484	(1,510)	(34)	5	158	422	1,041	2,040
Charge-offs	(15)	—	(173)	—	—	—	—	(15)	(1,160)	(1,363)
Recoveries	24	—	50	423	—	—	—	15	363	875
Ending balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Ending balance individually evaluated for impairment	$795	—	341	—	—	—	—	—	—	1,136
Ending balance collectively evaluated for impairment	$6,349	1,117	10,773	5,997	187	123	889	1,044	1,111	27,590
Loans:
Ending balance	$511,250	97,104	793,379	425,185	19,268	10,760	72,379	98,265	65,452	2,093,042
Ending balance individually evaluated for impairment	$2,569	—	2,471	—	—	—	—	—	—	5,040
Ending balance collectively evaluated for impairment	$508,681	97,104	790,908	425,185	19,268	10,760	72,379	98,265	65,452	2,088,002

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2019
Allowance for loan losses:
Beginning balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Provision	261	19	510	(259)	(5)	3	(4)	163	345	1,033
Charge-offs	—	—	—	—	—	—	—	—	(296)	(296)
Recoveries	7	—	—	267	—	—	—	—	95	369
Ending balance	$6,565	1,500	10,263	7,092	216	121	727	785	1,011	28,280
Ending balance individually evaluated for impairment	$845	—	142	—	—	—	—	—	—	987
Ending balance collectively evaluated for impairment	$5,720	1,500	10,121	7,092	216	121	727	785	1,011	27,293
Loans:
Ending balance	$458,304	136,385	727,394	495,061	23,438	11,465	61,656	77,921	66,377	2,058,001
Ending balance individually evaluated for impairment	$2,802	—	1,826	—	—	—	—	—	—	4,628
Ending balance collectively evaluated for impairment	$455,502	136,385	725,568	495,061	23,438	11,465	61,656	77,921	66,377	2,053,373

Impaired Loans

At March 31, 2020, the Company had certain impaired loans of $311,000 which were on non-accruing interest status. At  December 31, 2019, the Company had certain impaired loans of $2.6 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The rest of the Company's impaired loans as of such dates remained on accruing status. The following table presents the Company’s impaired loans at  March 31, 2020 and  December 31, 2019.

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2020
With no related allowance recorded:
Residential 1-4 family	$140	139	—	615	2
Multifamily	—	—	—	—	—
Commercial real estate	311	311	—	631	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$451	$450	—	$1,246	$2
With related allowance recorded:
Residential 1-4 family	$1,292	1,290	715	1,391	17
Multifamily	—	—	—	—	—
Commercial real estate	690	688	220	1,106	8
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,982	$1,978	$935	$2,497	$25
Total
Residential 1-4 family	$1,432	1,429	715	2,006	19
Multifamily	—	—	—	—	—
Commercial real estate	1,001	999	220	1,737	8
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,433	$2,428	$935	$3,743	$27

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
Residential 1-4 family	$1,090	1,464	—	1,090	99
Multifamily	—	—	—	—	—
Commercial real estate	951	1,124	—	910	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,041	2,588	—	2,000	116
With related allowance recorded:
Residential 1-4 family	$1,489	1,480	795	1,590	83
Multifamily	—	—	—	—	—
Commercial real estate	1,522	1,520	341	2,015	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,011	3,000	1,136	3,605	100
Total:
Residential 1-4 family	$2,579	2,944	795	2,680	182
Multifamily	—	—	—	—	—
Commercial real estate	2,473	2,644	341	2,925	34
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$5,052	5,588	1,136	5,605	216

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

The following table summarizes the carrying balances of TDRs at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(In thousands)
Performing TDRs	$2,061	$3,080
Nonperforming TDRs	811	1,467
Total TDRS	$2,872	$4,547

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the three months ended March 31, 2020 and the three months ended March 31, 2019 (in thousands, except for number of contracts):

	March 31, 2020			March 31, 2019
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	—	$—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	1	111	132	—	—	—
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—	—
Total	1	$111	$132	—	$—	$—

As of March 31, 2020 the Company had one loan relationship totaling $311,000 that had been previously classified as a TDR subsequently default within twelve months of restructuring. As of December 31, 2019, the Company had no loan relationships subsequently default within twelve months of restructuring.

In response to the COVID-19 pandemic and its economic impact to the Bank’s customers, the Bank proactively began providing relief to its customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option.  Following the passage of the CARES Act the Bank expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to its customers as they navigate these uncertain times. Pursuant to interagency regulatory guidance and the CARES Act, the Bank may elect to not classify loans for which these deferrals are granted between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency as troubled debt restructurings.

As of April 30, 2020, the Bank had granted deferrals of principal or both principal and interest on approximately 855 loans, totaling $572.4 million in aggregate principal amount. Under the applicable guidance, none of these loans were considered troubled debt restructurings as of April 30, 2020.

As of March 31, 2020, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to approximately $1.0 million. As of December 31, 2019, the Company did not have any consumer mortgage loans in the process of foreclosure.

Potential problem loans, which include nonperforming loans, amounted to approximately $9.6 million at March 31, 2020 and $10.7 million at December 31, 2019. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating at March 31, 2020 and December 31, 2019:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
March 31, 2020
Credit Risk Profile by Internally Assigned Rating
Pass	$511,772	151,929	840,914	388,674	18,453	10,857	74,754	95,525	67,185	2,160,063
Special Mention	5,096	—	—	63	102	273	10	—	78	5,622
Substandard	2,907	—	607	32	55	124	144	22	111	4,002
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$519,775	151,929	841,521	388,769	18,610	11,254	74,908	95,547	67,374	2,169,687
December 31, 2019
Credit Risk Profile by Internally Assigned Rating
Pass	$503,861	97,104	791,610	424,517	19,106	10,458	72,237	98,243	65,255	2,082,391
Special Mention	2,923	—	—	635	103	174	—	—	101	3,936
Substandard	4,466	—	1,769	33	59	128	142	22	96	6,715
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$511,250	97,104	793,379	425,185	19,268	10,760	72,379	98,265	65,452	2,093,042

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$52,754	$305	$121	$52,938
Mortgage-backed securities	248,255	6,219	258	254,216
Asset-backed securities	26,358	375	403	26,330
Obligations of states and political subdivisions	73,364	1,291	915	73,740
	$400,731	$8,190	$1,697	$407,224

	December 31, 2019
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$59,735	$48	$204	$59,579
Mortgage-backed securities	265,648	2,300	635	267,313
Asset-backed securities	27,531	1	303	27,229
Obligations of states and political subdivisions	67,293	559	828	67,024
	$420,207	$2,908	$1,970	$421,145

There were no debt and equity securities classified as held-to-maturity at March 31, 2020 or December 31, 2019.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $44,027,000 (fair value of $45,045,000) and $46,994,000 (fair value of $47,442,000) at March 31, 2020 and December 31, 2019, respectively.

The amortized cost and estimated market value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$470	$469
Due after one year through five years	12,372	12,486
Due after five years through ten years	70,268	71,430
Due after ten years	317,621	322,839
	$400,731	$407,224

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2020	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$7,093	$121	3	$—	$—	—	$7,093	$121
Mortgage-backed securities	17,935	206	9	5,163	52	14	23,098	258
Asset-backed securities	9,664	403	2	—	—	—	9,664	403
Obligations of states and political subdivisions	30,592	873	38	1,173	42	3	31,765	915
	$65,284	$1,603	52	$6,336	$94	17	$71,620	$1,697

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2019	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$16,507	$114	5	$24,658	$90	9	$41,165	$204
Mortgage-backed securities	45,862	182	21	56,917	453	52	102,779	635
Asset-backed securities	17,807	161	10	7,317	142	4	25,124	303
Obligations of states and political subdivisions	30,423	783	26	3,858	45	10	34,281	828
	$110,599	$1,240	62	$92,750	$730	75	$203,349	$1,970

Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$9,031	$8,290
Denominator – Weighted average number of common shares outstanding	10,864,866	10,701,602
Basic earnings per common share	0.83	$0.77
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$9,031	$8,290
Denominator – Weighted average number of common shares outstanding	10,864,866	10,701,602
Dilutive effect of stock options	21,590	15,270
Weighted average diluted common shares outstanding	10,886,456	10,716,872
Diluted earnings per common share	0.83	$0.77

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2020, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2020.

As of and for the three months ended March 31, 2020, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2016 through 2019 and the IRS for the years ended December 31, 2017 through 2019.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2020 is as follows:

Commitments to extend credit	$684,851,000
Standby letters of credit	$72,727,000

The Bank originates residential mortgage loans, sells them to third-party purchasers, and does not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. These sales are typically to investors that follow guidelines of conventional government sponsored entities ("GSE") and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA"). Generally, loans held for sale are underwritten by the Company, including HUD/VA loans. In the fourth quarter of 2018, the Bank began to participate in a mandatory delivery program that requires the Bank to deliver a particular volume of mortgage loans by agreed upon dates. A majority of the Bank’s secondary mortgage volume is delivered to the secondary market via mandatory delivery with the remainder done on a best efforts basis. The Bank does not realize any exposure delivery penalties as the mortgage department only bids loans post-closing to ensure that 100% of the loans are deliverable to the investors.

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2020 will not have a material impact on the Company’s consolidated financial statements.

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

Mortgage banking derivatives —The fair values of mortgage banking derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

The following tables present the financial instruments carried at fair value as of March 31, 2020 and December 31, 2019, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2020
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$52,938	—	52,938	—
Mortgage-backed securities	254,216	—	254,216	—
Asset-backed securities	26,330	—	26,330	—
State and municipal securities	73,740	—	73,740	—
Total investment securities available-for-sale	407,224	—	407,224	—
Mortgage loans held for sale	22,183	—	22,183	—
Mortgage banking derivatives	503	—	503	—
Bank owned life insurance	31,945	—	—	31,945
Total assets	$461,855	—	429,910	31,945

Mortgage banking derivatives	$385	—	385	—
Total liabilities	$385	—	385	—

December 31, 2019
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$59,579	—	59,579	—
Mortgage-backed securities	267,313	—	267,313	—
Asset-backed securities	27,229	—	27,229	—
State and municipal securities	67,024	—	67,024	—
Total investment securities available-for-sale	421,145	—	421,145	—
Mortgage loans held for sale	18,179	—	18,179	—
Mortgage banking derivatives	328	—	328	—
Bank owned life insurance	31,762	—	—	31,762
Total assets	$471,414	—	439,652	31,762

Mortgage banking derivatives	$23	—	23	—
Total liabilities	$23	—	23	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2020
Other real estate owned	$697	—	—	697
Impaired loans, net (¹)	1,498	—	—	1,498
Total	$2,195	—	—	2,195
December 31, 2019
Other real estate owned	$697	—	—	697
Impaired loans, net (¹)	3,916	—	—	3,916
Total	$4,613	—	—	4,613

(1)	Amount is net of a valuation allowance of $935,000 at March 31, 2020 and $1,136,000 at December 31, 2019 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2020 and December 31, 2019:

	Valuation Techniques (2)	Significant Unobservable Inputs	Weighted Average
Impaired loans	Appraisal	Estimated costs to sell	10%
Other real estate owned	Appraisal	Estimated costs to sell	10%

(2)

The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2020, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2020 and 2019 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2020		2019
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$31,762	—	$30,952	—
Total realized gains included in income	183	—	199	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$31,945	—	$31,151	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$183	—	$199	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and December 31, 2019. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Financial assets:
Cash and cash equivalents	$177,217	177,217	177,217	—	—
Loans, net	2,131,731	2,141,796	—	—	2,141,796
Restricted equity securities	4,680	NA	NA	NA	NA
Accrued interest receivable	7,027	7,027	—	1,534	5,493
Financial liabilities:
Deposits	2,485,537	2,349,761	—	—	2,349,761
Federal Home Loan Bank borrowings	20,808	21,485	—	—	21,485
Accrued interest payable	3,214	3,214	—	—	3,214

December 31, 2019
Financial assets:
Cash and cash equivalents	$159,770	159,770	159,770	—	—
Loans, net	2,057,175	2,053,212	—	—	2,053,212
Restricted equity securities	4,680	NA	NA	NA	NA
Accrued interest receivable	5,945	5,945	5	1,647	4,293
Financial liabilities:
Deposits	2,417,605	2,210,038	—	—	2,210,038
Federal Home Loan Bank borrowings	23,613	23,860	—	—	23,860
Accrued interest payable	3,814	3,814	—	—	3,814

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of March 31, 2020, the Company had outstanding 14,834 options under the 2009 Stock Option Plan with a weighted average exercise price of $33.76.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2020, the Company had 471,004 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of March 31, 2020, the Company had outstanding 117,555 options with a weighted average exercise price of $41.78 and 128,696 cash-settled stock appreciation rights with a weighted average exercise price of $42.00 under the 2016 Equity Incentive Plan.

As of March 31, 2020, the Company had outstanding 132,389 stock options with a weighted average exercise price of $40.88 and 128,696 cash-settled stock appreciation rights each with a weighted average exercise price of $42.00.

The following table summarizes information about stock options and cash-settled SARs for the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	273,039	$41.19	277,820	$40.11
Granted	—	—	—	—
Exercised	7,654	33.82	9,013	35.13
Forfeited or expired	4,300	39.46	—	—
Outstanding at end of period	261,085	$41.43	268,807	$40.28
Options and SARs exercisable at March 31	142,692	$40.40	109,897	$39.44

As of  March 31, 2020, there was $1,251,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.37 years.

Note 9. Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At March 31, 2020 and December 31, 2019, the Company had approximately $16,667,000 and $10,307,000, respectively, of interest rate lock commitments and approximately $22,000,000 and $14,000,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $503,000 and $328,000 and derivative liabilities of $385,000 and $23,000, respectively, at March 31, 2020 and December 31, 2019. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	March 31, 2020	March 31, 2019
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(362)	(70)
Interest rate contracts for customers	175	440

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of March 31, 2020 and December 31, 2019 (in thousands):

	In Thousands
	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$16,667	503	10,307	328
Forward contracts related to mortgage loans held-for-sale	22,000	(385)	14,000	(23)

Note 10. Pandemic Impact (COVID-19)

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. On April 2, 2020 the Governor of Tennessee declared a health emergency and issued an order to close all nonessential businesses until further notice. As a financial institution, Wilson Bank was deemed to be an essential business and accordingly, our operations were sustained. Nonetheless, out of concerns for our employees and customers and pursuant to government orders, branch operations were limited to drive through access and in-person appointments only. To the extent possible, a portion of our staff was moved to remote working locations and teleconferencing practices were established. To date, the operations of our company and the services offered to our customers have not been adversely affected in a material manner.  The extent to which COVID-19 impacts our future operations will depend on further developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak and the actions that may be required to contain the COVID-19 or treat its impact. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. While the Company believes this matter could negatively impact its results of operations, cash flows and financial position, the related impact cannot be reasonably estimated at this time. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance and its financial results. Management's evaluation of the events and conditions as well as management's plans to mitigate these matters are described in the Management's Discussion and Analysis section elsewhere in this report.

As a result of the pandemic, many states and municipalities are facing a strain on resources and a reduction in tax collections. As a result, state and municipalities have asked for potential assistance from the Federal government to cover the cost of resource depletion and tax shortfalls. The ability of states and municipalities to fund shortfalls could have an affect on their ability to sustain debt maintenance, which would consequently impact the value of our municipal bond portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) the effects of the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and on the Company's and its customers' business, results of operations, asset quality and financial condition; (iii) the effect on our allowance for loan losses and provisioning expense as a result of our decision to defer the implementation of CECL (iv) deterioration in the real estate market conditions in the Company’s market areas, (v) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net yield on earning assets, (vi) the deterioration of the economy in the Company’s market areas, (vii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to lower deposit rates with the speed and at the levels desired in connection with the declining short-term rate environment currently contemplated, or that affect the yield curve, (viii) the ability to grow and retain low-cost core deposits, (ix) significant downturns in the business of one or more large customers, (x) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xi) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (xii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xiii) inadequate allowance for loan losses, (xiv) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xv) results of regulatory examinations, (xvi) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xvii) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xviii) loss of key personnel, and (xix) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, including as a result of the Company's participation in and execution of government progress related to the COVID-19 pandemic. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Impact of COVID-19

In March 2020, the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity.

To combat the spread of COVID-19, federal, state and local governments, including the Governor of the State of Tennessee and mayors and county executives of the communities in which we operate, have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers.  These actions have included orders or directives closing non-essential businesses and restricting movement of individuals through the issuance of shelter-in-place or safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. At times, the actions being taken by these governmental authorities are not always coordinated or consistent across the state of Tennessee and the impact of those actions across our markets may be uneven. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in consumer and commercial activity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a nearly $659 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.

In response to the COVID-19 pandemic and its economic impact to our customers, we proactively began providing relief to our customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option.  Following the passage of the CARES Act we expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they navigate these uncertain times. Pursuant to interagency regulatory guidance and the CARES Act, we may elect to not classify loans for which these deferrals are granted between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency as troubled debt restructurings.

As of April 30, 2020, the Bank had granted deferrals of principal or both principal and interest on approximately 855 loans, totaling $572.4 million in aggregate principal amount. Under the applicable guidance, none of these loans were considered troubled debt restructurings as of April 30, 2020.

In connection with our response to COVID-19 we have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and reserves supported by a strong capital position. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to increase in coming months.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, directing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary.  We also held a virtual annual shareholders’ meeting for the first time in our history.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ASU 2016-13 was originally to become effective for us on January 1, 2020. Pursuant to the CARES Act, lenders, like us, were given the option to defer the implementation of ASU 2016-13, which is known as the Current Expected Credit Losses (CECL) standard, until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or December 31, 2020, whichever comes first. In addition, the Securities and Exchange Commission (SEC) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, we elected to delay implementation of CECL. See Note 1. Recently Issued Accounting Pronouncements in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for further information regarding our delayed implementation of CECL.

Impairment of Goodwill. Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. ASC 350,  Intangibles — Goodwill and Other, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, it is required to perform a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). The results of our quantitative assessment as of December 31, 2019, our annual assessment date, indicated that the fair value of our reporting unit was more than its carrying value.

Should our common stock experience a sustained price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.

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

Results of Operations

Net earnings increased 8.94% to $9,031,000 for the three months ended March 31, 2020, from $8,290,000 in the first three months of 2019. The increase in net earnings during the three months ended March 31, 2020 as compared to the prior year comparable period was primarily due to an increase in net interest income, reflecting an increase in average interest earning asset balances between the relevant periods, as well as an increase in non-interest income, partially offset by a decrease in net yield on interest earning assets and an increase in non-interest expense. The increase in non-interest expense resulted from the Company's continued growth.

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. Return on average assets (ROA) is the most common benchmark for bank profitability and is calculated by taking our annualized net earnings and dividing by the average assets. ROA measures a company’s return on investment in a format that is easily comparable to other financial institutions.  It is particularly important to the Company as is it serves as the basis for certain executive and employee bonuses. The ROA for the periods ended March 31, 2020 and 2019 was 1.29% and 1.31%, respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three month periods ended March 31, 2020 and March 31, 2019 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (2) (3)	$2,133,599	5.24%	$27,276	$2,037,980	5.19%	$25,774
Investment securities—taxable	364,723	2.25	2,040	260,621	2.50	1,607
Investment securities—tax exempt	49,339	1.97	242	33,311	2.03	167
Taxable equivalent adjustment (1)	—	0.52	64	—	0.54	44
Total tax-exempt investment securities	49,339	2.49	306	33,311	2.57	211
Total investment securities	414,062	2.28	2,346	293,932	2.51	1,818
Loans held for sale	12,787	3.40	108	7,028	4.50	78
Federal funds sold	19,430	1.16	56	1,682	1.93	8
Accounts with depository institutions	105,050	1.21	316	109,329	2.23	600
Restricted equity securities	4,680	4.21	49	3,025	6.70	50
Total earning assets	2,689,608	4.59	30,151	2,452,976	4.74	28,328
Cash and due from banks	14,732			10,589
Allowance for loan losses	(28,957)			(27,308)
Bank premises and equipment	60,041			58,162
Other assets	70,716			72,822
Total assets	$2,806,140			$2,567,241

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$561,960	0.32%	$443	$504,978	0.46%	$572
Money market demand accounts	809,702	0.59	1,182	740,225	0.84	1,530
Time Deposits	626,592	1.95	3,041	625,895	1.87	2,886
Other savings	146,145	0.49	177	135,487	0.63	210
Total interest-bearing deposits	2,144,399	0.91	4,843	2,006,585	1.05	5,198
Federal Home Loan Bank advances	22,637	2.68	151	1,833	2.88	13
Total interest-bearing liabilities	2,167,036	0.93	4,994	2,008,418	1.05	5,211
Non-interest bearing deposits	280,435			247,318
Other liabilities	15,295			9,909
Stockholders’ equity	343,374			301,596
Total liabilities and stockholders’ equity	$2,806,140			$2,567,241
Net interest income, on a tax equivalent basis			$25,157			$23,117
Net yield on earning assets (4)		3.84%			3.88%
Net interest spread (5)		3.66%			3.69%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $2.0 million and $1.9 million are included in interest income in 2020 and 2019, respectively.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the three months ended March 31, 2020 and 2019 was 3.84% and 3.88%, respectively. The decrease in net yield on earning assets was due to a decrease in the yield earned on our earning assets, specifically investment yields and the rate earned on fed funds and accounts with depository institutions, that outpaced the decrease in rates paid on our interest-bearing liabilities. The yield on loans increased during the three months ended March 31, 2020 when compared to the comparable period in 2019. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, decreased 150 basis points late in the first quarter of 2020 and 75 basis points during the third quarter of 2019 as a result of reductions in the federal funds rate by the Federal Reserve. Although prime rates decreased during the first quarter of 2020 and late 2019, and we continued to face competitive pressures in our markets, we were able to increase our yield on loans due to strategic loan pricing on certain loan segments, and an increase in loans qualified to receive state income tax credit. The decrease in yield on securities was also due to the declining rate environment discussed above, in which higher yielding securities were called and were replaced with securities yielding lower market rates. The net interest spread was 3.66% and 3.69% for the three months ended March 31, 2020 and March 31, 2019, respectively. The rate we pay on our deposits and other funding sources decreased in the three months ended March 31, 2020 when compared to the comparable periods in 2019, as we decreased the rates on several of our deposit products in response to decreases in short-term rates throughout 2019 and the first quarter of 2020. We also incurred additional funding costs related to the utilization of Federal Home Loan Bank borrowings to increase our balance sheet liquidity. These borrowings are at a higher rate than our core deposits. As a result of the significant reduction in short-term rates late in the first quarter of 2020 and the tremendous uncertainty resulting from COVID-19, our net yield on earning assets will likely continue to decline during the remainder of 2020 as will our net interest spread as the impact of the declining rate environment will more quickly impact our earning assets than our interest-bearing liabilities, and competitive pressures in our markets may limit our ability to reduce the rates we pay on our interest bearing liabilities. Efforts to maintain elevated levels of on-balance sheet liquidity will also likely negatively impact our net yield on earning assets.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth and an increase in the yields earned on loans, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, increased $1,803,000, or 6.37%, during the three months ended March 31, 2020 as compared to the same period in 2019. The ratio of average earning assets to total average assets was 95.8% for the three months ended March 31, 2020 and 95.5% for the three months ended March 31, 2019.

Interest expense decreased $217,000, or 4.16%, for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease for the three months ended March 31, 2020 as compared to the prior year's comparable period was primarily due to a decrease in the rates of average interest bearing deposits, reflecting the declining rate environment that we experienced throughout 2019 and the first quarter of 2020, partially offset by an increase in interest expense related to the FHLB borrowings.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three months ended March 31, 2020 was $1,469,000, an increase of $436,000 from the provision of $1,033,000 incurred in the first three months of 2019. The increase in provision expense for the three months ended March 31, 2020 from the comparable period in 2019 is primarily attributable to increasing our allowance for loans losses in response to the expected economic downturn related to COVID-19. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include changes in the amount and composition of the loan portfolio, review of specific problem loans, past due and nonperforming loans, change in lending staff, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers’ ability to repay.

The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans recovered for the first three months of 2020 totaled approximately $86,000 compared to approximately $73,000 in net recoveries during the first three months of 2019. Though tremendous uncertainty remains regarding the length and severity of COVID-19's impact, we believe net charge-offs could increase over the remainder of 2020.

The allowance for loan losses (net of charge-offs and recoveries) was $30,281,000 at March 31, 2020, an increase of $1,555,000, or 5.41%, from $28,726,000 at December 31, 2019, and of $2,001,000, or 7.08%, from $28,280,000 at March 31, 2019. The allowance for loan losses was 1.40% of total loans outstanding at March 31, 2020, compared to 1.38% at December 31, 2019 and 1.38% at March 31, 2019. As a percentage of nonperforming loans at March 31, 2020, December 31, 2019, and March 31, 2019, the allowance for loan losses represented 760%, 359% and 701%, respectively. The internally classified loans as a percentage of the allowance for loan losses were31.8% and 44.1%, respectively, at March 31, 2020 and 2019.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company's independent Loan Review Department, consideration of current economic conditions and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. See the discussion above under “Critical Accounting Estimates” for more information. While the severity of the impact of the COVID-19 pandemic for individuals, small businesses and corporations is still unknown, leading economic indicators suggest that an economic downturn is likely. In an effort to recognize an appropriate allowance for loan losses, management incorporated qualitative factors into our quarterly assessment during the three months ended March 31, 2020, including current and anticipated economic conditions and value of collateral considerations, to increase the Company's reserve for the potential impact of the COVID-19 pandemic. Of the $1,469,000 total provision for loan loss that was recorded in the first quarter of 2020, $933,000 was attributable to management's estimates of the impact of the COVID-19 pandemic on our loan portfolio. Management believes the allowance for loan losses at March 31, 2020 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses expense which would negatively impact earnings. Moreover, though we have deferred the implementation of CECL at this time pursuant to relief offered by the CARES Act, when we become obligated to adopt CECL we are likely to have to increase our allowance for loan losses meaningfully.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, gain on sale of loans, gain (loss) on sale of other real estate, gain (loss) on sale of fixed assets, gain (loss) on sale of securities, and gain (loss) on sale of other assets. Total non-interest income for the three months ended March 31, 2020 increased $175,000, or 2.80%, to $6,435,000 from $6,260,000 for the same period in 2019. The Company’s non-interest income in the three-month period ended March 31, 2020 increased from the comparable period in 2019 mainly due to an increase in other fees and commissions and a gain on the sale of securities, partially offset by a decrease in the gain on sale of loans. Other fees and commissions increased $401,000, or 12.91%, to $3,508,000 during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in debit card interchange fee income and an increase in brokerage income. Debit card interchange fee income increased due to an increase in the number and volume of debit card holders and transactions. Brokerage income increased due to new client acquisition and the opening of new investment accounts along with an increase in fees collected. Gain on sale of securities increased $467,000, or 151.13%, to $158,000 from a loss on sale of $309,000 for the three months ended March 31, 2020 compared to the same period in 2019, due to management's decision in 2019 to sell securities for a loss and reinvest the proceeds in higher yielding assets in 2019. Gain on sale of loans decreased $735,000, or, 44.65%, to $911,000 during the three months ended March 31, 2020 compared to the same period in 2019. This is a result of a new capital markets execution process implemented in January 2019 which reflected higher than normal gains at process launch. In addition, the Bank experienced lower refinance activity in the first quarter of 2020 when compared to the same period in 2019. The extreme economic worries associated with business closures, unemployment and the equity market sell-off related to the COVID-19 pandemic has contributed to unprecedented volatility with mortgage rates and caused us to pause issuing our rate locks via mandatory delivery methodology. We inserted issuing rates on our loans utilizing best efforts pricing methods. We anticipate that we will resume mandatory delivery when the volatility with the interest rate markets abates.

The stimulus packages associated with the CARES Act have required mortgage servicers to allow borrowers who are impacted by COVID-19 to have up to 12 months forbearance on their mortgage loans. This has all but eliminated the demand side of mortgage sales on the secondary market as investors have a diminished appetite to buy loans that have a high expectation of customers who will stop making their payments shortly after purchase. As a result, our revenue execution has deteriorated. We are in an environment of credit tightening from purchasers of mortgage loans and some product offerings have been eliminated. We have been able to sustain higher than normal closed loan production which should negate somewhat the lower revenue return, but if the disruption from the COVID-19 pandemic continues, our ability to maintain this elevated volume could be adversely impacted. While the Company believes this matter could negatively impact its results of operations, cash flows and financial position, the related impact cannot be reasonably estimated at this time. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance and its financial results.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. Total non-interest expense increased $1,284,000, or 7.37%, during the first three months of 2020 compared to the same period in 2019. The increase in non-interest expense for the three months ended March 31, 2020 when compared to the comparable period in 2019 is primarily attributable to an increase in salaries and employee benefits, data processing expenses, ATM and interchange fees, and advertising and public relations expenses. Salaries and employee benefits increased $722,000, or 6.94%, to $11,132,000 during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations. Data processing expenses increased $191,000, or 19.53%, to $1,169,000 during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in computer maintenance and computer licenses. These expenses included upgrades of our current systems as well as additional investments in computer software, an increase in I.T. consulting expense and an increase in computer home banking expense resulting from the evolution of our new mobile application. The mobile banking expense is now incurred on a per user basis as opposed to an overall flat fee. ATM and interchange fees increased $89,000, or 11.35%, to $873,000 during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increasing interchange fees associated with a higher volume of debit card transactions, and an increase in debit card expenses. Advertising and public relations expenses increased $126,000, or 26.42% to $603,000 during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in print, digital media, design and development, and media plans as the Bank continues to market awareness of the Bank's brand. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow though the growth rate may slow as a result of COVID-19's likely impact on our hiring plans.

As a financial institution, Wilson Bank was deemed to be an essential business and accordingly, our operations were sustained. To the extent possible, a portion of our staff was moved to remote working locations and teleconferencing practices were established. Wilson Bank is dedicated to retaining our employees and providing a stable income to them throughout this global pandemic; therefore, the Company does not anticipate salary and employee benefit expenses to decrease.

The efficiency ratio is a common and comparable KPI used in the banking industry.  The Company uses this metric to monitor how effective management is at using our internal resources.  It is calculated by taking our non-interest expense divided by our net interest income plus non-interest income. Our efficiency ratio for the periods ended March 31, 2020 and 2019 were 59.32% and 59.38%, respectively.

Income Taxes

The Company’s income tax expense was $2,326,000 for the three months ended March 31, 2020, a decrease of $266,000 over the comparable period in 2019. The percentage of income tax expense to net income before taxes was 20.48% and 23.82% for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in the percentage of income tax expense to earnings before taxes is primarily due to additional state tax credits that lowered our effective tax rate. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $82,834,000, or 2.96%, to $2,877,043,000 at March 31, 2020 from $2,794,209,000 at December 31, 2019. Loans, net of allowance for loan losses, totaled $2,131,731,000 at March 31, 2020, a 3.62% increase compared to $2,057,175,000 at December 31, 2019. In the first half of 2019 management made a strategic decision to begin focusing loan growth in the commercial and industrial and residential 1-4 family segments of our loan portfolio, which have historically grown at slower rates than the other segments of the portfolio. As a result, loan growth slowed in 2019. In the first quarter of 2020, the strategic focus for loans also included construction and commercial real estate lending which tends to grow at a more rapid pace, thus causing the increase in loans discussed above. We operate in a market area that was experiencing economic growth prior to the onset of COVID-19, which caused our commercial real estate and residential 1-4 family portfolio to increase as of March 31, 2020, when compared to December 31, 2019. Commercial real estate loans increased 6.07% and 15.69%, respectively, from December 31, 2019 and March 31, 2019 to March 31, 2020, and comprised 38.79% of the Company’s loan portfolio at March 31, 2020, compared to 37.91% at December 31, 2019 and 35.34% at March 31, 2019. Residential 1-4 family loans increased 1.67% and 13.41%, respectively, from December 31, 2019 and March 31, 2019 to March 31, 2020, and comprised 23.96% of the Company’s loan portfolio at March 31, 2020, compared to 24.43% at December 31, 2019 and 22.27% at March 31, 2019. The increase in commercial real estate loans is a result of an increase in demand for such loans in the overall economy and the Company’s markets prior to the onset of COVID-19. Construction and land development loans decreased 8.56% and 21.47%, respectively from December 31, 2019 and March 31, 2019 to March 31, 2020, and comprised 17.92% of the Company's loan portfolio at March 31, 2020, compared to 20.31% at December 31, 2019 and 24.06% at March 31, 2019. The decrease in construction and land development loans from December 31, 2019 to March 31, 2020 was primarily due to the completion of a large project which transitioned to permanent financing.

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

The COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closure of many businesses, "shelter in place" and other governmental orders and directives, and reduced consumer spending due to both job losses and other effects attributable to COVID-19. Many unknowns remain surrounding this situation. Although the Company has not experienced a decrease in demand from its customers for loan-related products, if the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company could experience a decrease in demand for loans and the financial condition of the Company could be negatively impacted. The extent to which the COVID-19 outbreak will impact loan demand and thus affect financial results is uncertain.

On March 27, 2020, the President of the United States signed into law the CARES Act, which contains significant monetary relief for American workers and small businesses. One of the provisions of the CARES Act was to establish the PPP that allows certain companies and individuals to obtain a loan, a portion of which may be forgivable, through the Small Business Administration's (SBA) program to help fund operations and cover payroll expenses. Originally, Congress allocated $349 billion to the PPP, which amount has been fully utilized. On April 24, 2020, Congress approved an additional $310 billion for the PPP. Although the PPP is sponsored by the SBA, the CARES Act establishes that the loan itself will be made through lending institutions who are authorized to make SBA loans. We have taken the necessary steps to qualify as an approved lender under the PPP and have begun providing relief to small businesses and individuals in our community through the funding of these loans. Through the date of this report, the Company has funded $63.5 million of these loans to our small business customers.

Securities decreased $13,921,000, or 3.31%, to $407,224,000 at March 31, 2020 from $421,145,000 at December 31, 2019 due to an increased amount of securities being called as a result of the declining rate environment. The current rate environment also caused the fair market value on the securities portfolio to increase from December 31, 2019 to March 31, 2020. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2020 was 2.44% with a weighted average life of 8.42 years, as compared to an average yield of 2.42% and a weighted average life of 7.08 years at December 31, 2019. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt and equity securities classified as held-to-maturity or trading securities at March 31, 2020 or December 31, 2019.

Premises and equipment decreased $533,000 or 0.88% from December 31, 2019 to March 31, 2020. The primary reason for the decrease was due to current year depreciation of $998,000.

The increase in deposits combined with the decrease in securities outpaced loan growth causing federal funds sold and interest bearing deposits to increase to $160,435,000 at March 31, 2020 from $146,827,000 at December 31, 2019.

Total liabilities increased by 2.88% to $2,528,046,000 at March 31, 2020 compared to $2,457,225,000 at December 31, 2019. The increase in total liabilities since December 31, 2019 was composed of a $67,932,000, or 2.81%, increase in total deposits, and a $5,694,000, or 35.57%, increase in accrued interest and other liabilities, partially offset by a $2,805,000, or 11.88%, decrease, in Federal Home Loan Bank advances. We experienced an increase in deposits in the second half of the quarter ended March 31, 2020 as customers sought more stable places for excess liquidity. At March 31, 2020, our borrowing capacity with the Federal Home Loan Bank of Cincinnati totaled $298,284,000. The Bank pledges substantially all of its 1-4 family residential real estate loans to secure its borrowings from the Federal Home Loan Bank of Cincinnati. The increase in total deposits since December 31, 2019 was primarily attributable to management's strategic decision to grow market share through targeted marketing strategies in our newer markets that resulted in the opening of new accounts. The decrease in Federal Home Loan Bank advances was due to scheduled principal payments that reduced the outstanding balance. The increase in accrued interest and other liabilities since December 31, 2019 was primarily attributable to an increase in employee bonus payable, lease payable, other taxes payable and escrow tax payable.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2020 and December 31, 2019.

Loans on Nonaccrual Status

	In Thousands
	March 31,	December 31,
	2020	2019
Residential 1-4 family	$—	$949
Multifamily	—	—
Commercial real estate	311	1,661
Construction	—	—
Farmland	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$311	$2,610

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2020
Residential 1-4 family	$2,830	506	2,512	5,848	513,927	519,775	$2,512
Multifamily	—	—	—	—	151,929	151,929	—
Commercial real estate	3,995	51	311	4,357	837,164	841,521	—
Construction	1,987	195	46	2,228	386,541	388,769	46
Farmland	84	—	5	89	18,521	18,610	5
Second mortgages	63	—	100	163	11,091	11,254	100
Equity lines of credit	50	—	448	498	74,410	74,908	448
Commercial	263	2	—	265	95,282	95,547	—
Agricultural, installment and other	583	248	64	895	66,479	67,374	64
Total	$9,855	1,002	3,486	14,343	2,155,344	2,169,687	$3,175
December 31, 2019
Residential 1-4 family	$4,760	799	2,336	7,895	503,355	511,250	$1,387
Multifamily	—	—	—	—	97,104	97,104	—
Commercial real estate	500	—	1,661	2,161	791,218	793,379	—
Construction	1,535	147	594	2,276	422,909	425,185	594
Farmland	57	—	8	65	19,203	19,268	8
Second mortgages	—	—	100	100	10,660	10,760	100
Equity lines of credit	143	—	372	515	71,864	72,379	372
Commercial	71	30	—	101	98,164	98,265	—
Agricultural, installment and other	517	116	46	679	64,773	65,452	46
Total	$7,583	1,092	5,117	13,792	2,079,250	2,093,042	$2,507

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2020 totaled $3,486,000, a decrease from $5,117,000 at December 31, 2019. The decrease in non-performing loans during the three months ended March 31, 2020 of $1,631,000 is due primarily to the payoff of two large loan relationships and the pay-down of one large loan relationship. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values or further, or greater than anticipated, economic disruption resulting from COVID-19. Although deterioration of the real estate market is not currently apparent, the coronavirus outbreak could have a continued material adverse impact on economic and market conditions and could potentially cause a negative impact on the value of real estate being held as collateral. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact to the value of real estate; however, the pandemic presents uncertainty and risk with respect to the Company, its performance, and its financial results.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, non-accrual loans and other real estate owned divided by our total assets outstanding. Our NPA ratio for the periods ended March 31, 2020 and December 31, 2019 were 0.15% and 0.21%, respectively.

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

At March 31, 2020the Company had impaired loans of $2,433,000 down from $5,052,000 at December 31, 2019. The decrease in impaired loans during the three months ended March 31, 2020 as compared to December 31, 2019 is due to the removal of one impaired loan relationship, the pay-down of one large loan relationship, and the payoff of two large loan relationships. Overall, prior to the onset of the COVID-19 pandemic the Company’s market areas had seen continued strengthening in the residential real estate market in recent years while the commercial real estate market had remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral. Although deterioration of the real estate market is not currently apparent, the coronavirus outbreak could have a continued material adverse impact on economic and market conditions and could potentially cause a negative impact on the value of real estate being held as collateral. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact to the value of real estate; however, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results.

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $1,675,000 to $2,872,000 from December 31, 2019 to March 31, 2020 due to the pay-down of one large loan relationship and the payoff of two large loan relationships that were classified as TDRs at December 31,2019. The CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. If the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company could experience an increase in TDRs and the financial condition of the Company could be negatively impacted. The extent to which the COVID-19 outbreak will impact our financial results and asset quality is uncertain. For more information regarding the deferrals we have offered to our customers see “Impact of COVID-19” above.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net recoveries for the three months ended March 31, 2020 were $86,000 as compared to $73,000 in net recoveries for the same period in 2019. Overall, the Bank has experienced minimal charge-offs during 2020; however if the COVID-19 pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company could experience an increase in charge-offs and the financial condition of the Company could be negatively impacted. The extent to which the COVID-19 outbreak will impact financial results is uncertain.

At March 31, 2020, our internally classified loans had decreased $1,027,000, or 9.64%, to $9,624,000 from $10,651,000 at December 31, 2019 primarily due to the pay-down of one internally classified loan relationship and payoffs of several internally classified loan relationships. Classified loan balances have remained relatively consistent due to favorable economic conditions prior to the onset of the COVID-19 pandemic. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. As with other asset quality measures, prolonged economic disruption as a result of the ongoing COVID-19 pandemic will likely result in increased levels of classified loans.

The largest categories of internally graded loans at March 31, 2020 were residential real estate mortgage loans and commercial real estate. Included within the residential real estate category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $8,806,000 and $8,663,000 at March 31, 2020 and December 31, 2019, respectively. Commercial real estate loans that are internally classified totaled $607,000and $1,769,000 at March 31, 2020 and December 31, 2019, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. The $143,000 increase in internally graded residential real estate loans since December 31, 2019 was due to the downgrade of one loan due to insufficient payment history. The $1,162,000 decrease in internally graded commercial real estate loans since December 31, 2019 was due to the payoff of one large loan relationship and pay-down of one large loan relationship. As of March 31, 2020, the Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers have stabilized. The COVID-19 pandemic has had a notable impact on general economic conditions and there are many unknowns surrounding this situation. If the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company could experience an increase in internally graded loans and the financial condition of the Company could be negatively impacted.

Many of the Bank's customers have been negatively impacted by the COVID-19 pandemic either through supply chain shortages, government mandated closures, job loss, furloughs, salary decreases, reduced consumer spending and a reduced workforce, among many other factors. In an effort to provide relief to those customers, the Bank proactively began providing relief to our customers in mid March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. The first week of April 2020, the Bank expanded its efforts to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they navigate these uncertain economic times. The Bank is monitoring the bank's loan portfolio on a weekly basis to identify the segments that are utilizing the COVID relief efforts and the overall percentage of the loan portfolio that has taken advantage of the relief. These reports are being reviewed by executive management and appropriately communicated to the Board of Directors.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers, and fund attractive investment opportunities. Higher levels of liquidity, like those we built up in response to the COVID-19 pandemic, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities.

Liquid assets include cash, due from banks, interest bearing deposits and unpledged investment securities that will mature within one year. At March 31, 2020, the Company’s liquid assets totaled $303.6 million. Additionally, as of March 31, 2020, the Company had available approximately $90.4 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $298.3 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At March 31, 2020, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets, and in a rising rate environment liability sensitivity could cause net yield on earning assets to experience compression which would negatively impact net interest income. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. Liability sensitivity generally should lead to an expansion in net yield on earning assets in a declining rate environment, as we are currently experiencing, but for that to occur the Bank will need to reprice its deposits more quickly than it reprices rates it earns on loans. As discussed elsewhere herein, the Bank was not able to widen its net yield on earning assets in the period ended March 31, 2020, and does not anticipate that it will be able to do so for the remainder of 2020 because of competitive pressures in its markets and the impacts of the COVID-19 pandemic.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2020, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(5.24)%	(2.23)%	(1.78)%	1.69%	3.17%
EVE	(12.01)%	(7.56)%	0.03%	0.72%	1.86%

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At March 31, 2020, securities totaling approximately $15,405,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2020, loans totaling approximately $705,078,000 either will become due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at March 31, 2020, certificates of deposit of $250,000 or greater totaling approximately $55,478,000 will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

At March 31, 2020, the scheduled maturities of these advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

(in thousands)
Scheduled Maturities	Amount	Weighted Average Rates
2020	$ —	—%
2021	2,000	2.67
2022	2,000	2.68
2023	2,250	2.68
2024	14,558	2.67
Thereafter	—	—
	$ 20,808	2.67%

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. The COVID-19 pandemic has presented overall uncertainty in the financial markets and the Bank has seen an increase in deposits as some customers have shifted funds from market based products to more stable FDIC insured options. In addition, the CARES Act includes an economic stimulus package for individuals who meet the federal income qualifications in the form of a direct payment. Management anticipates that these payments will increase the Bank's deposit accounts, thus increasing liquidity.   At the present time, management does not believe that the COVID-19 pandemic will result in the Company’s liquidity changing in a materially adverse way.

Off Balance Sheet Arrangements

At March 31, 2020, we had unfunded loan commitments outstanding of $684,851,000 and outstanding standby letters of credit of $72,727,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2020, total stockholders’ equity was $348,997,000, or 12.13% of total assets, which compares with $336,984,000, or 12.06% of total assets, at December 31, 2019. The dollar increase in stockholders’ equity during the three months ended March 31, 2020 results from the Company’s net income of $9,031,000, proceeds from the issuance of common stock related to exercise of stock options of $239,000, the net effect of a $5,555,000 unrealized gain on investment securities net of applicable income tax expense of $1,452,000, cash dividends declared of $6,476,000 of which $5,008,000 was reinvested under the Company’s dividend reinvestment plan, and $108,000 related to stock option compensation.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Management believes that, as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

Under the Basel III rules, in order to avoid limitations on  capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements were fully phased in on January 1, 2019. The capital conservation buffer threshold for 2019 and the first quarter of 2020 was 2.5%. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds. PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Company’s and Wilson Bank’s actual capital amounts and ratios as of December 31, 2019 are presented in the following table:

	Actual		Regulatory Minimum Capital Requirement with Basel III Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2019
Total capital to risk weighted assets:
Consolidated	$360,645	15.0%	$253,215	10.5%
Wilson Bank	359,576	14.9	252,675	10.5
Tier 1 capital to risk weighted assets:
Consolidated	331,485	13.7	204,984	8.5
Wilson Bank	330,416	13.7	204,547	8.5
Common equity Tier 1 capital to risk weighted assets:
Consolidated	331,485	13.7	168,810	7.0
Wilson Bank	330,416	13.7	168,451	7.0
Tier 1 capital to average assets:
Consolidated	331,485	12.4	106,565	4.0
Wilson Bank	330,416	11.9	110,764	4.0

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

In October 2019, the federal banking agencies approved final rules under the Growth Act that exempt a qualifying community bank and its holding company that have Community Bank Leverage Ratios, calculated as Tier 1 capital over average total consolidated assets (the “Community Bank Leverage Ratio”), of greater than 9 percent from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community banking organization and its holding company that have chosen the proposed framework are not required to calculate the existing risk-based and leverage capital requirements. Such a bank would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a Community Bank Leverage Ratio greater than 9 percent. Tier 1 capital for purposes of calculating the Community Bank Leverage Ratio is defined as total equity less accumulated other comprehensive income, less goodwill, less all other intangible assets, less deferred tax assets that arise from net operating loss and tax carryforwards, net of any related valuation allowances.

Pursuant to the CARES Act, the required Community Bank Leverage Ratio was lowered to 8% until the earlier of December 31, 2020 and 60 days following the end of the national emergency declared with respect to COVID-19.

The Company opted to take advantage of this rule effective January 1, 2020.  As a result, the capital conservation buffer applicable under the Basel III capital guidelines is not applicable to the Company or the Bank.

As a result of opting to utilize the Community Bank Leverage Ratio calculation, total off-balance sheet exposures must be 25% or less of total consolidated assets.  For purposes of this test, off-balance sheet exposures include, among other items, unused portions of commitments, securities lent or borrowed, credit enhancements and financial standby letters of credit.

The Company and the Bank may subsequently opt out of utilizing the Community Bank Leverage Ratio and again calculate their capital ratios under those ratios that the Company and the Bank utilized prior to January 1, 2020.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

The Company’s and Wilson Bank’s Community Bank Leverage Ratio as of March 31, 2020 are presented in the following table:

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2020
Community Bank Leverage Ratio:
Consolidated	$339,395	12.1%	$252,303	9.0%
Wilson Bank	339,643	12.1	252,121	9.0

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

The COVID-19 pandemic and the government response to such pandemic has materially changed the reported market risks during the three months ended March 31, 2020. Since March 3, 2020, the Federal Reserve has lowered the Fed Funds benchmark rate by a full 1.5 percentage points to a target range of 0 percent to 0.25 percent. The Fed also announced it would purchase more Treasury securities to encourage lending to try to offset the impact of the coronavirus outbreak. This was an emergency response as the coronavirus escalated sharply in the United States, with stay-at-home orders and directives in nearly all states, mandatory business closures and mandatory work-from-home policies. Because economic indicators suggested that a recession was impending, the Federal Reserve stepped in with a broad array of monetary policy actions including direct lending to banks and corporations, expanding the scope of repurchase agreements, lowering the reserve requirements for banks at the federal reserve and supporting small and mid size businesses. As discussed in the Management's Discussion and Analysis section above, the Bank has experienced some compression to its net yield on earning assets due to the rate cuts enacted by the Federal Reserve. The extent to which the COVID-19 pandemic and the response by federal, state and local governments will ultimately impact the financial performance of the Bank is uncertain and management continues to actively monitor and adopt to the rapid market changes.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 except as set forth below.

The COVID-19 pandemic is adversely affecting our business and the businesses and lives of a significant percentage of our customers as well as certain of our third-party vendors and service providers, and the adverse impacts on our business, financial position, capital, liquidity, results of operations and prospects could be significant.

The spread of COVID-19 has created a global public health crisis that has resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity.

To combat the spread of COVID-19, federal, state and local governments, including the Governor of the state of Tennessee and mayors or county executives of many of the communities in which we operate, have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers.  These actions have included orders or directives closing non-essential businesses and restricting movement of individuals through the issuance of shelter-in-place or safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. At times, the actions being taken by governmental authorities are not always coordinated or consistent across the state of Tennessee and the impact of those actions across our markets may be uneven. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in consumer and commercial activity.  Many businesses are experiencing significant declines in revenue and there has been a rapid rise in unemployment rates throughout our markets with corresponding negative effects on consumer spending and behavior.  Global supply chains have also been negatively impacted as have equity and debt markets. Whether the efforts to stop the spread of COVID-19 will be successful is unknown at this time, and continued spread of the disease or a recurrence later in 2020 or into 2021 will further negatively impact the businesses of our customers and our results of operations.

In March 2020, the Federal Reserve reduced the target federal funds rate by 150 basis points and for a portion of March 2020 the 10-year treasury bond rate fell to below 1.00% for the first time in history.  These actions, and other actions being taken by governmental and regulatory agencies affecting monetary policy in response to the unprecedented challenges resulting from the spread of COVID-19, have negatively impacted our net yield on earnings assets and our results and are likely to continue to negatively impact our net yield on earning assets and our results throughout 2020. The fair values of certain of our investments are also likely to decline as a result of COVID-19.

As a result of COVID-19 many of our borrowers, including owners of commercial real estate properties, are experiencing varying degrees of financial distress, which is expected to continue, and may likely increase, over the coming months.  As a result, these borrowers will likely have difficulty paying, on a timely basis, interest and principal payments on their loans and the value of collateral securing these obligations is likely to be adversely impacted as well.  Though we have offered these borrowers, and others, the ability to defer interest and principal payments for 90 days with the right to extend the deferral of interest for an additional 90 days, that deferral period may not be sufficient to allow the impacts of COVID-19 to have sufficiently subsided, and these borrowers may still be experiencing distress at the expiration of those deferral periods.

The ability of states and municipalities to fund shortfalls could have an affect on their ability to sustain debt maintenance, which would consequently impact the value of our municipal bond portfolio.

As we sought to protect the health and safety of our employees and customers during the first quarter of 2020, we took numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches and implementing our business continuity plans and protocols.  We may take further actions in the future either of our own volition or as a result of government orders or directives.  Though we believe we have been able to adequately service our clients under these restrictions, we cannot provide any assurances that our ability to do so wouldn’t be negatively impacted if additional restrictions are necessary in the future, including if key employees of ours or a significant number of our associates become ill as a result of contracting the virus. We rely on the services of various key vendors and business partners to service our clients and if those companies’ businesses or workforces are impacted in ways similar to those that may impact our business, our ability to service our customers could be impacted.

Under the CARES Act, Congress created the PPP and authorized the Treasury to implement rules regarding the program. Banks facilitated funding under the program on behalf of the SBA for borrowers that were eligible participants. Since the roll out of the PPP, Treasury has issued rules and other interpretive guidance seeking to address uncertainty surrounding the program and its eligibility and other criteria. This constantly changing guidance caused challenges for us and other lenders under the program in finalizing and submitting applications and, in some cases, borrowers’ requests were not met before the initial funding under the program was exhausted. Though Congress has approved additional funding under the program it is possible that not all borrowers that desire loans under the program will have their requests met. As a result, we, and other lenders under the PPP, may face criticism from customers or others that sought to apply for the program and were unable to receive funding. This criticism could cause reputational damage to us and there is a possibility that customers or others may threaten and pursue legal action against banks and other lenders like us under the program. Moreover, as a result of updated guidance regarding the PPP and its eligibility standards, some borrowers that received loans through our processing efforts, have repaid their loans in full and others may choose to do the same. If that happens, we may not receive the fees that we were entitled to as a result of originating these loans.

The economic uncertainty caused by COVID-19’s spread and the efforts of government and non-governmental authorities to slow its spread, are likely to cause certain of our borrowers to experience distress and as a result increases to our provision expense for loan losses. We have also taken efforts to increase our on-balance sheet liquidity and those efforts may cause our net yield on earning assets and our results of operations to be adversely impacted.

COVID-19 has not yet been contained, and given the ongoing and fluid nature of the country’s response to the pandemic, it is difficult for us to accurately estimate the length and severity of the economic disruption being caused by COVID-19. As a result, the extent to which our results of operations, provision expense, capital levels, liquidity ratios and published credit ratings will be impacted is difficult to predict.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 8, 2020	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: May 8, 2020	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer