Form 10-Q
period 2020-06-30
WILSON BANK HOLDING CO
filed 2020-08-07
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Common stock outstanding: 10,983,674 shares at August 7, 2020

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

	(Unaudited)	(Audited)
	June 30, 2020	December 31, 2019
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,276,877	$2,085,901
Less: Allowance for loan losses	(34,466)	(28,726)
Net loans	2,242,411	2,057,175
Available-for-sale, at market (amortized cost $486,434 and $420,207, respectively)	496,306	421,145
Loans held for sale	22,282	18,179
Interest bearing deposits	240,927	126,827
Restricted equity securities	5,089	4,680
Federal funds sold	925	20,000
Total earning assets	3,007,940	2,648,006
Cash and due from banks	16,284	12,943
Bank premises and equipment, net	59,051	60,295
Accrued interest receivable	8,286	5,945
Deferred income tax asset	3,977	6,136
Other real estate	268	697
Bank owned life insurance	34,767	31,762
Other assets	28,232	23,620
Goodwill	4,805	4,805
Total assets	$3,163,610	$2,794,209
Liabilities and Stockholders’ Equity
Deposits	$2,749,961	$2,417,605
Federal Home Loan Bank advances	18,998	23,613
Accrued interest and other liabilities	33,940	16,007
Total liabilities	2,802,899	2,457,225
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,894,538 and 10,792,999 shares, respectively	21,789	21,586
Additional paid-in capital	87,592	82,249
Retained earnings	244,038	232,456
Net unrealized gains on available-for-sale securities, net of income taxes of $2,580 and $245, respectively	7,292	693
Total stockholders’ equity	360,711	336,984
Total liabilities and stockholders’ equity	$3,163,610	$2,794,209

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$29,254	$26,211	$56,530	$51,985
Interest and dividends on securities:
Taxable securities	1,830	2,503	3,870	4,110
Exempt from federal income taxes	271	151	513	318
Interest on loans held for sale	118	67	226	145
Interest on federal funds sold	—	50	56	58
Interest on balances held at depository institutions	78	535	394	1,135
Interest and dividends on restricted securities	18	50	67	100
Total interest income	31,569	29,567	61,656	57,851
Interest expense:
Interest on negotiable order of withdrawal accounts	327	616	770	1,188
Interest on money market and savings accounts	1,063	1,791	2,422	3,531
Interest on time deposits	2,783	3,309	5,824	6,195
Interest on Federal Home Loan Bank advances	135	207	286	220
Total interest expense	4,308	5,923	9,302	11,134
Net interest income before provision for loan losses	27,261	23,644	52,354	46,717
Provision for loan losses	4,124	154	5,593	1,187
Net interest income after provision for loan losses	23,137	23,490	46,761	45,530
Non-interest income:
Service charges on deposit accounts	1,093	1,695	2,768	3,358
Other fees and commissions	3,897	3,788	7,405	6,895
Income on BOLI and annuity contracts	212	205	395	404
Gain on sale of loans	2,122	1,615	3,033	3,261
Loss on the sale of fixed assets	—	—	—	(1)
Gain (loss) on sale of other real estate	660	32	660	(13)
Gain (loss) on sale of securities	267	—	425	(309)
Total non-interest income	8,251	7,335	14,686	13,595
Non-interest expense:
Salaries and employee benefits	11,485	10,251	22,617	20,661
Occupancy expenses, net	1,323	1,211	2,473	2,325
Advertising & public relations expense	485	621	1,088	1,098
Furniture and equipment expense	800	781	1,568	1,553
Data processing expense	1,248	997	2,417	1,975
ATM & interchange expense	878	878	1,751	1,662
Directors’ fees	139	128	297	262
Audit, legal & consulting expenses	207	624	387	724
Other operating expenses	3,510	2,883	6,179	5,532
Total non-interest expense	20,075	18,374	38,777	35,792
Earnings before income taxes	11,313	12,451	22,670	23,333
Income taxes	2,286	2,935	4,612	5,527
Net earnings	$9,027	$9,516	$18,058	$17,806
Weighted average number of common shares outstanding-basic	10,892,859	10,718,138	10,878,863	10,709,916
Weighted average number of common shares outstanding-diluted	10,915,903	10,734,598	10,901,079	10,725,911
Basic earnings per common share	$0.83	$0.89	$1.66	$1.66
Diluted earnings per common share	$0.83	$0.89	$1.66	$1.66
Dividends per common share	$—	$—	$0.60	$0.55

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In Thousands)
Net earnings	$9,027	$9,516	$18,058	$17,806
Other comprehensive earnings , net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $953, $1,620, $2,446, and $2,422, respectively	2,693	4,574	6,913	6,844
Reclassification adjustment for net losses (gains) on the sale of securities included in net earnings, net of taxes of $70, $0, $111, and $81, respectively	(197)	—	(314)	228
Other comprehensive earnings	2,496	4,574	6,599	7,072
Comprehensive earnings	$11,523	$14,090	$24,657	$24,878

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Three months ended:
June 30, 2020
Balance at beginning of period	$21,783	87,407	235,011	4,796	348,997
Issuance of 2,866 shares of common stock pursuant to exercise of stock options, net	6	80	—	—	86
Share based compensation expense	—	105	—	—	105
Net change in fair value of available-for-sale securities during the period, net of taxes of $883	—	—	—	2,496	2,496
Net earnings for the quarter	—	—	9,027	—	9,027
Balance at end of period	$21,789	87,592	244,038	7,292	360,711

June 30, 2019
Balance at beginning of period	$21,448	78,716	210,584	(5,207)	305,541
Issuance of 2,746 shares of common stock pursuant to exercise of stock options	6	97	—	—	103
Share based compensation expense	—	83	—	—	83
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,620	—	—	—	4,574	4,574
Repurchase of 31,774 common shares	(64)	(1,565)	—	—	(1,629)
Net earnings for the quarter	—	—	9,516	—	9,516
Balance at end of period	$21,390	77,331	220,100	(633)	318,188

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Six Months Ended:
June 30, 2020
Balance at beginning of period	$21,586	82,249	232,456	693	336,984
Cash dividends declared, $.60 per share	—	—	(6,476)	—	(6,476)
Issuance of 91,471 shares of common stock pursuant to dividend reinvestment plan	183	4,825	—	—	5,008
Issuance of 10,068 shares of common stock pursuant to exercise of stock options, net	20	305	—	—	325
Share based compensation expense	—	213	—	—	213
Net change in fair value of available-for-sale securities during the period, net of taxes of $2,335	—	—	—	6,599	6,599
Net earnings for the period	—	—	18,058	—	18,058
Balance at end of period	$21,789	87,592	244,038	7,292	360,711

June 30, 2019
Balance at beginning of period	$21,248	73,960	208,164	(7,705)	295,667
Cash dividends declared, $.55 per share	—	—	(5,843)	—	(5,843)
Issuance of 91,487 shares of common stock pursuant to dividend reinvestment plan	183	4,368	—	—	4,551
Issuance of 11,509 shares of common stock pursuant to exercise of stock options	23	386	—	—	409
Share based compensation expense	—	182	—	—	182
Net change in fair value of available-for-sale securities during the period, net of taxes of $2,503	—	—	—	7,072	7,072
Reclassification adjustment for the adoption of lease standard	—	—	(27)	—	(27)
Repurchase of 31,774 common shares	(64)	(1,565)	—	—	(1,629)
Net earnings for the period	—	—	17,806	—	17,806
Balance at end of period	$21,390	77,331	220,100	(633)	318,188

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Cash flows from operating activities:
Interest received	$61,175	$58,194
Fees and commissions received	10,173	10,253
Proceeds from sale of loans held for sale	83,600	70,040
Origination of loans held for sale	(84,670)	(69,522)
Interest paid	(10,080)	(10,250)
Cash paid to suppliers and employees	(32,899)	(30,069)
Income taxes paid	(5,832)	(5,454)
Net cash provided by operating activities	21,467	23,192
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of available-for-sale securities	91,773	19,320
Proceeds from the sale of available-for-sale securities	24,028	24,621
Purchase of available-for-sale securities	(183,390)	(174,108)
Loans made to customers, net of repayments	(190,499)	22,051
Purchase of restricted equity securities	(409)	(1,668)
Purchase of bank owned life insurance and annuities	(4,662)	—
Purchase of premises and equipment	(830)	(1,880)
Proceeds from sale of other real estate	1,089	715
Proceeds from sale of other assets	—	2
Net cash used in investing activities	(262,900)	(110,947)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	347,927	76,694
Net increase (decrease) in time deposits	(15,571)	25,347
Net increase (decrease) in Federal Home Loan Bank advances	(4,615)	29,209
Escrow payable, net	13,201	1,202
Common stock dividends paid	(6,476)	(5,843)
Proceeds from sale of common stock pursuant to dividend reinvestment plan	5,008	4,551
Repurchase of common stock	—	(1,629)
Proceeds from exercise of stock options	325	409
Net cash provided by financing activities	339,799	129,940
Net increase in cash and cash equivalents	98,366	42,185
Cash and cash equivalents at beginning of period	159,770	99,191
Cash and cash equivalents at end of period	$258,136	$141,376

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2020 and 2019

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$18,058	$17,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,861	2,879
Provision for loan losses	5,593	1,187
Loss (gain) on sale of other real estate	(660)	13
Loss (gain) on sale of securities	(425)	309
Share-based compensation expense	213	182
Loss on the sale of bank premises and equipment	—	1
Increase in derivative liability, net	73	—
Increase in loans held for sale	(4,103)	(2,743)
Deferred tax benefit	(176)	(953)
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(2,953)	(710)
Increase in interest receivable	(2,341)	(550)
Increase in other liabilities	6,149	3,861
Increase (decrease) in taxes payable	(1,044)	1,026
Increase (decrease) in interest payable	(778)	884
Total adjustments	3,409	5,386
Net cash provided by operating activities	$21,467	$23,192

Supplemental schedule of non-cash activities:
Unrealized gain in value of securities available-for-sale, net of taxes of $2,335 and $2,503 for the six months ended June 30, 2020 and 2019, respectively	$6,599	$7,072
Non-cash transfers from loans to other real estate	$-	$466
Non-cash transfers from other real estate to loans	$-	$544
Non-cash transfers from loans to other assets	$2	$2

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2019 and June 30, 2020, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.

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

We currently believe the adoption of ASU 2016-13 would have resulted in an approximately 4 - 6% increase in our allowance for loan losses as of  January 1, 2020. That expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of  June 30, 2020, we currently believe the adoption of ASU 2016-13 would have resulted in an approximately 4 - 6% increase in our allowance for loan losses over the level recorded at June 30, 2020. Although our current CECL calculation came out to be about the same as our calculation under the incurred loss model, under CECL we would have added an additional reserve related to COVID-19, thus causing the estimated 4 - 6% increase.

Prior to the CARES Act being signed and the Company’s decision to delay the implementation of CECL, the Company was completing its CECL implementation plan with a cross-functional working group, under the direction of the Chief Credit Officer along with our Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. The Company’s implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. The Company contracted with a third-party vendor to assist it in the implementation of CECL. As we are currently finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 could differ from our current expectation. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for available-for-sale securities and other financial assets and it also applies to off-balance sheet credit exposure like loan commitments and other investments; however, we do not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios. During the quarter ended June 30, 2020, the Company continued its implementation efforts related to CECL.

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

ASU 2020-4, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-4 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-4 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-4 did not significantly impact our financial statements.

Note 2. Loans and Allowance for Loan Losses

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with that utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

The following schedule details the loans of the Company at June 30, 2020 and December 31, 2019:

	(In Thousands)
	June 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$522,215	$511,250
Multifamily	144,531	97,104
Commercial	837,263	793,379
Construction and land development	415,068	425,185
Farmland	17,513	19,268
Second mortgages	11,273	10,760
Equity lines of credit	74,366	72,379
Total mortgage loans on real estate	2,022,229	1,929,325
Commercial loans	195,694	98,265
Agricultural loans	1,377	1,569
Consumer installment loans
Personal	53,032	50,532
Credit cards	3,904	4,302
Total consumer installment loans	56,936	54,834
Other loans	9,732	9,049
Total loans before net deferred loan fees	2,285,968	2,093,042
Net deferred loan fees	(9,091)	(7,141)
Total loans	2,276,877	2,085,901
Less: Allowance for loan losses	(34,466)	(28,726)
Net loans	$2,242,411	$2,057,175

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

Transactions in the allowance for loan losses for the six months ended June 30, 2020 and 2019 and year ended  December 31, 2019 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2020
Allowance for loan losses:
Beginning balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Provision	540	805	3,362	35	(12)	4	19	301	539	5,593
Charge-offs	—	—	—	—	—	—	(7)	—	(496)	(503)
Recoveries	13	—	300	33	—	19	41	—	244	650
Ending balance	$7,697	1,922	14,776	6,065	175	146	942	1,345	1,398	34,466
Ending balance individually evaluated for impairment	$714	—	150	—	—	—	—	—	—	864
Ending balance collectively evaluated for impairment	$6,983	1,922	14,626	6,065	175	146	942	1,345	1,398	33,602
Loans:
Ending balance	$522,215	144,531	837,263	415,068	17,513	11,273	74,366	195,694	68,045	2,285,968
Ending balance individually evaluated for impairment	$1,428	—	986	—	—	—	—	—	—	2,414
Ending balance collectively evaluated for impairment	$520,787	144,531	836,277	415,068	17,513	11,273	74,366	195,694	68,045	2,283,554

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Provision	838	(364)	1,484	(1,510)	(34)	5	158	422	1,041	2,040
Charge-offs	(15)	—	(173)	—	—	—	—	(15)	(1,160)	(1,363)
Recoveries	24	—	50	423	—	—	—	15	363	875
Ending balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Ending balance individually evaluated for impairment	$795	—	341	—	—	—	—	—	—	1,136
Ending balance collectively evaluated for impairment	$6,349	1,117	10,773	5,997	187	123	889	1,044	1,111	27,590
Loans:
Ending balance	$511,250	97,104	793,379	425,185	19,268	10,760	72,379	98,265	65,452	2,093,042
Ending balance individually evaluated for impairment	$2,569	—	2,471	—	—	—	—	—	—	5,040
Ending balance collectively evaluated for impairment	$508,681	97,104	790,908	425,185	19,268	10,760	72,379	98,265	65,452	2,088,002

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2019
Allowance for loan losses:
Beginning balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Provision	238	(89)	987	(927)	(9)	14	74	281	618	1,187
Charge-offs	—	—	—	—	—	—	—	(15)	(555)	(570)
Recoveries	16	—	—	288	—	—	—	—	175	479
Ending balance	$6,551	1,392	10,740	6,445	212	132	805	888	1,105	28,270
Ending balance individually evaluated for impairment	$828	—	321	—	—	—	—	—	—	1,149
Ending balance collectively evaluated for impairment	$5,723	1,392	10,419	6,445	212	132	805	888	1,105	27,121
Loans:
Ending balance	$464,115	121,044	743,322	450,199	21,843	11,859	65,529	83,969	65,942	2,027,822
Ending balance individually evaluated for impairment	$2,672	—	4,197	—	—	—	—	—	—	6,869
Ending balance collectively evaluated for impairment	$461,443	121,044	739,125	450,199	21,843	11,859	65,529	83,969	65,942	2,020,953

Impaired Loans

At June 30, 2020, the Company had certain impaired loans of $311,000 which were on non-accruing interest status. At  December 31, 2019, the Company had certain impaired loans of $2.6 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The rest of the Company's impaired loans as of such dates remained on accruing status. The following table presents the Company’s impaired loans at  June 30, 2020 and  December 31, 2019.

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2020
With no related allowance recorded:
Residential 1-4 family	$139	139	—	456	4
Multifamily	—	—	—	—	—
Commercial real estate	311	311	—	524	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$450	450	—	980	4
With related allowance recorded:
Residential 1-4 family	$1,292	1,289	714	1,358	33
Multifamily	—	—	—	—	—
Commercial real estate	680	675	150	964	16
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,972	1,964	864	2,322	49
Total
Residential 1-4 family	$1,431	1,428	714	1,814	37
Multifamily	—	—	—	—	—
Commercial real estate	991	986	150	1,488	16
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,422	2,414	864	3,302	53

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
Residential 1-4 family	$1,090	1,464	—	1,090	99
Multifamily	—	—	—	—	—
Commercial real estate	951	1,124	—	910	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,041	2,588	—	2,000	116
With related allowance recorded:
Residential 1-4 family	$1,489	1,480	795	1,590	83
Multifamily	—	—	—	—	—
Commercial real estate	1,522	1,520	341	2,015	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,011	3,000	1,136	3,605	100
Total:
Residential 1-4 family	$2,579	2,944	795	2,680	182
Multifamily	—	—	—	—	—
Commercial real estate	2,473	2,644	341	2,925	34
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$5,052	5,588	1,136	5,605	216

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

The following table summarizes the carrying balances of TDRs at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(In thousands)
Performing TDRs	$2,080	$3,080
Nonperforming TDRs	768	1,467
Total TDRS	$2,848	$4,547

The following table outlines the amount of each troubled debt restructuring categorized by loan classification for the six months ended June 30, 2020 and the six months ended June 30, 2019 (in thousands, except for number of contracts):

	June 30, 2020			June 30, 2019
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	—	$—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	1	111	132	—	—	—
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—	—
Total	1	$111	$132	—	$—	$—

As of June 30, 2020 and June 30, 2019 the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring.

In response to the COVID-19 pandemic and its economic impact to the Bank’s customers, the Bank proactively began providing relief to its customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option.  Following the passage of the CARES Act the Bank expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to its customers as they navigate these uncertain times. Pursuant to interagency regulatory guidance and the CARES Act, the Bank may elect to not classify loans as troubled debt restructurings for which these deferrals are granted between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency.

As of June 30, 2020, the Bank had 739 loans, totaling $540.3 million in aggregate principal amount for which principal or both principal and interest were being deferred.

As of June 30, 2020, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to approximately $1.1 million. As of December 31, 2019, the Company did not have any consumer mortgage loans in the process of foreclosure.

Potential problem loans, which include nonperforming loans, amounted to approximately $9.2 million at June 30, 2020 and $10.7 million at December 31, 2019. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating at June 30, 2020 and December 31, 2019:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
June 30, 2020
Credit Risk Profile by Internally Assigned Rating
Pass	$514,582	144,531	836,666	414,999	17,355	10,880	74,260	195,651	67,829	2,276,753
Special Mention	4,857	—	—	38	100	271	12	—	114	5,392
Substandard	2,776	—	597	31	58	122	94	43	102	3,823
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$522,215	144,531	837,263	415,068	17,513	11,273	74,366	195,694	68,045	2,285,968
December 31, 2019
Credit Risk Profile by Internally Assigned Rating
Pass	$503,861	97,104	791,610	424,517	19,106	10,458	72,237	98,243	65,255	2,082,391
Special Mention	2,923	—	—	635	103	174	—	—	101	3,936
Substandard	4,466	—	1,769	33	59	128	142	22	96	6,715
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$511,250	97,104	793,379	425,185	19,268	10,760	72,379	98,265	65,452	2,093,042

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$88,662	$571	$7	$89,226
Mortgage-backed securities	270,891	7,199	197	277,893
Asset-backed securities	25,590	536	317	25,809
Corporate bonds	2,500	—	11	2,489
Obligations of states and political subdivisions	98,791	2,329	231	100,889
	$486,434	$10,635	$763	$496,306

	December 31, 2019
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$59,735	$48	$204	$59,579
Mortgage-backed securities	265,648	2,300	635	267,313
Asset-backed securities	27,531	1	303	27,229
Corporate bonds	—	—	—	—
Obligations of states and political subdivisions	67,293	559	828	67,024
	$420,207	$2,908	$1,970	$421,145

Included in mortgage-backed securities are collateralized mortgage obligations totaling $69,337,000 (fair value of $70,605,000) and $46,994,000 (fair value of $47,442,000) at June 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated market value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$508	$509
Due after one year through five years	18,610	19,145
Due after five years through ten years	118,676	120,707
Due after ten years	348,640	355,945
	$486,434	$496,306

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2020	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$8,019	$7	4	$—	$—	—	$8,019	$7
Mortgage-backed securities	29,179	164	12	3,418	33	11	32,597	197
Asset-backed securities	9,319	317	2	—	—	—	9,319	317
Corporate bonds	2,489	11	1	—	—	—	2,489	11
Obligations of states and political subdivisions	15,008	168	12	1,335	63	2	16,343	231
	$64,014	$667	31	$4,753	$96	13	$68,767	$763

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2019	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$16,507	$114	5	$24,658	$90	9	$41,165	$204
Mortgage-backed securities	45,862	182	21	56,917	453	52	102,779	635
Asset-backed securities	17,807	161	10	7,317	142	4	25,124	303
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	30,423	783	26	3,858	45	10	34,281	828
	$110,599	$1,240	62	$92,750	$730	75	$203,349	$1,970

Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$9,027	$9,516	$18,058	$17,806
Denominator – Weighted average number of common shares outstanding	10,892,859	10,718,138	10,878,863	10,709,916
Basic earnings per common share	0.83	$0.89	1.66	$1.66
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$9,027	$9,516	$18,058	$17,806
Denominator – Weighted average number of common shares outstanding	10,892,859	10,718,138	10,878,863	10,709,916
Dilutive effect of stock options	23,044	16,460	22,216	15,995
Weighted average diluted common shares outstanding	10,915,903	10,734,598	10,901,079	10,725,911
Diluted earnings per common share	0.83	$0.89	1.66	$1.66

Note 5. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2020, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2020.

As of and for the six months ended June 30, 2020, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2020 is as follows:

Commitments to extend credit	$712,764,000
Standby letters of credit	$74,105,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2020 will not have a material impact on the Company’s consolidated financial statements.

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

Hedged Loans — The fair value of our hedged loan portfolio is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.

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

The following tables present the financial instruments carried at fair value as of June 30, 2020 and December 31, 2019, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2020
Hedged Loans	$30,332	—	30,332	—
Investment securities available-for-sale:
U.S. Government sponsored enterprises	89,226	—	89,226	—
Mortgage-backed securities	277,893	—	277,893	—
Asset-backed securities	25,809	—	25,809	—
Corporate bonds	2,489	—	2,489	—
State and municipal securities	100,889	—	100,889	—
Total investment securities available-for-sale	496,306	—	496,306	—
Mortgage loans held for sale	22,282	—	22,282	—
Derivatives	1,034	—	1,034	—
Bank owned life insurance	34,767	—	—	34,767
Total assets	$584,721	—	549,954	34,767

Derivatives	$521	—	521	—
Total liabilities	$521	—	521	—

December 31, 2019
Hedged Loans	$—	—	—	—
Investment securities available-for-sale:
U.S. Government sponsored enterprises	59,579	—	59,579	—
Mortgage-backed securities	267,313	—	267,313	—
Corporate bonds	—	—	—	—
Asset-backed securities	27,229	—	27,229	—
State and municipal securities	67,024	—	67,024	—
Total investment securities available-for-sale	421,145	—	421,145	—
Mortgage loans held for sale	18,179	—	18,179	—
Derivatives	328	—	328	—
Bank owned life insurance	31,762	—	—	31,762
Total assets	$471,414	—	439,652	31,762

Derivatives	$23	—	23	—
Total liabilities	$23	—	23	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2020
Other real estate owned	$268	—	—	268
Impaired loans, net (¹)	1,558	—	—	1,558
Total	$1,826	—	—	1,826
December 31, 2019
Other real estate owned	$697	—	—	697
Impaired loans, net (¹)	3,916	—	—	3,916
Total	$4,613	—	—	4,613

(1)	Amount is net of a valuation allowance of $864,000 at June 30, 2020 and $1,136,000 at December 31, 2019 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2020 and December 31, 2019:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2020, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2020 and 2019 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2020		2019
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$31,762	—	$30,952	—
Total realized gains included in income	395	—	404	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	2,610	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$34,767	—	$31,356	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$395	—	$404	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and December 31, 2019. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Financial assets:
Cash and cash equivalents	$258,136	258,136	258,136	—	—
Loans, net	2,242,411	2,240,288	—	—	2,240,288
Restricted equity securities	5,089	NA	NA	NA	NA
Accrued interest receivable	8,286	8,286	1	2,064	6,221
Financial liabilities:
Deposits	2,749,961	2,633,938	—	—	2,633,938
Federal Home Loan Bank borrowings	18,998	19,724	—	—	19,724
Accrued interest payable	3,036	3,036	—	—	3,036

December 31, 2019
Financial assets:
Cash and cash equivalents	$159,770	159,770	159,770	—	—
Loans, net	2,057,175	2,053,212	—	—	2,053,212
Restricted equity securities	4,680	NA	NA	NA	NA
Accrued interest receivable	5,945	5,945	5	1,647	4,293
Financial liabilities:
Deposits	2,417,605	2,210,038	—	—	2,210,038
Federal Home Loan Bank borrowings	23,613	23,860	—	—	23,860
Accrued interest payable	3,814	3,814	—	—	3,814

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of June 30, 2020, the Company had outstanding 14,096 options under the 2009 Stock Option Plan with a weighted average exercise price of $33.80.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2020, the Company had 428,071 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of June 30, 2020, the Company had outstanding 149,760 options with a weighted average exercise price of $45.13 and 135,346 cash-settled stock appreciation rights with a weighted average exercise price of $42.83 under the 2016 Equity Incentive Plan.

As of June 30, 2020, the Company had outstanding 163,856 stock options with a weighted average exercise price of $44.16 and 135,346 cash-settled stock appreciation rights each with a weighted average exercise price of $42.83.

The following table summarizes information about stock options and cash-settled SARs for the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	273,039	$41.19	277,820	$40.11
Granted	43,833	55.72	16,833	51.16
Exercised	12,470	36.13	12,359	35.80
Forfeited or expired	5,200	39.69	—	—
Outstanding at end of period	299,202	$43.56	282,294	$40.96
Options and SARs exercisable at June 30	145,541	$40.82	110,952	$39.71

As of  June 30, 2020, there was $1,813,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.03 years.

Note 9. Derivatives

Derivatives Designated as Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate loans. The hedging strategy on loans converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the maturity dates of the hedged loans.

During the second quarter of 2020, the Company entered into one swap transaction with a notional amount of $30,000,000 pursuant to which the Company pays the counter-party a fixed interest rate and receives a floating rate equal to 1 month LIBOR. The derivative transaction is designated as a fair value hedge.

A summary of the Company's fair value hedge relationships as of  June 30, 2020 and  December 31, 2019 are as follows (in thousands):

					June 30, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivative
Interest rate swap agreements - loans	Other liabilities	9.92	0.65%	1 month LIBOR	$30,000	(405)	—	—

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six Months Ended June 30,
Gain (loss) on fair value hedging relationship	2020	2019
Interest rate swap agreements - loans:
Hedged items	$332	—
Derivative designated as hedging instruments	(405)	—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  June 30, 2020 and  December 31, 2019 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Loans	$30,000	—	332	—

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At June 30, 2020 and December 31, 2019, the Company had approximately $26,463,000 and $10,307,000, respectively, of interest rate lock commitments and approximately $25,500,000 and $14,000,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $1,034,000 and $328,000 and derivative liabilities of $116,000 and $23,000, respectively, at June 30, 2020 and December 31, 2019. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	June 30, 2020	June 30, 2019
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(93)	22
Interest rate contracts for customers	706	175

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of June 30, 2020 and December 31, 2019 (in thousands):

	In Thousands
	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$26,463	1,034	10,307	328
Forward contracts related to mortgage loans held-for-sale	25,500	(116)	14,000	(23)

Note 10. Pandemic Impact (COVID-19)

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. On April 2, 2020 the Governor of Tennessee declared a health emergency and issued an order to close all nonessential businesses until further notice. As a financial institution, Wilson Bank was deemed to be an essential business and accordingly, our operations were sustained. Nonetheless, out of concerns for our employees and customers and pursuant to government orders, branch operations were limited to drive through access and in-person appointments only. To the extent possible, a portion of our staff was moved to remote working locations and teleconferencing practices were established. Starting in late May 2020, the governor of Tennessee and mayors and county executives of the communities in which we operate issued procedures to begin a phased reopening for nonessential businesses. As a part of this reopening our bank has transitioned branch operations back to normal procedures. To date, the operations of our company and the services offered to our customers have not been adversely affected in a material manner.  The extent to which COVID-19 impacts our future operations will depend on further developments, which remain highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak and the actions that may be required to contain COVID-19 or treat its impact, including potential new shutdowns or strict social distancing measures. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a prolonged period of global economic slowdown. While the Company believes this matter could negatively impact its results of operations, cash flows and financial position, the related impact cannot be reasonably estimated at this time. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance and its financial results. Management's evaluation of the events and conditions as well as management's plans to mitigate these matters are described in the Management's Discussion and Analysis section elsewhere in this report.

As a result of the pandemic, many states and municipalities are facing a strain on resources and a reduction in tax collections. As a result, certain states and municipalities have asked for potential assistance from the Federal government to cover the cost of resource depletion and tax shortfalls. The ability of states and municipalities to fund shortfalls could have an affect on their ability to sustain debt maintenance, which would consequently impact the value of our municipal bond portfolio.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and also include, without limitation, (i) further deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) the effects of the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and on the Company's and its customers' business, results of operations, asset quality and financial condition; (iii) the effect on our allowance for loan losses and provisioning expense as a result of our decision to defer the implementation of CECL (iv) deterioration in the real estate market conditions in the Company’s market areas, (v) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net yield on earning assets, (vi) further deterioration of the economy in the Company’s market areas, (vii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to lower deposit rates with the speed and at the levels desired in connection with the changes in the short-term rate environment, or that affect the yield curve, (viii) the ability to grow and retain low-cost core deposits, (ix) significant downturns in the business of one or more large customers, (x) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xi) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (xii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xiii) inadequate allowance for loan losses, (xiv) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xv) results of regulatory examinations, (xvi) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xvii) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xviii) loss of key personnel, and (xix) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, including as a result of the Company's participation in and execution of government progress related to the COVID-19 pandemic. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

To combat the spread of COVID-19, federal, state and local governments, including the Governor of the State of Tennessee and mayors and county executives of the communities in which we operate, have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers. In March 2020, these actions included orders or directives closing non-essential businesses and restricting movement of individuals through the issuance of shelter-in-place or safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. Starting in late May 2020, the governor of Tennessee and mayors and county executives of the communities in which we operate issued procedures to begin a phased reopening for nonessential businesses. As a part of this reopening, our bank has transitioned branch operations back to normal operating procedures.

At times, the actions being taken by these governmental authorities are not always coordinated or consistent across the state of Tennessee and the impact of those actions across our markets may be uneven, including pausing or reverting to more restrictive phases in the course of reopening economies. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in consumer and commercial activity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a nearly $659 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.As of June 30, 2020, the Company had funded $83.2 million of PPP loans to our small business and other eligible customers.

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

As of June 30, 2020, the Bank had 739 loans, totaling $540.3 million in aggregate principal amount for which principal or both principal and interest were being deferred. Under the applicable guidance, none of these deferrals required a troubled debt restructuring designation as of June 30, 2020.

In connection with our response to COVID-19 we have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including maintaining increased liquidity and reserves supported by a strong capital position. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue for the remainder of 2020.

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

ASU 2016-13, which is known as the Current Expected Credit Losses (CECL) standard, was originally to become effective for us on January 1, 2020. Pursuant to the CARES Act, lenders, like us, were given the option to defer the implementation of ASU 2016-13 until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or December 31, 2020, whichever comes first. In addition, the Securities and Exchange Commission (SEC) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, we elected to delay implementation of CECL. See Note 1. Recently Issued Accounting Pronouncements in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for further information regarding our delayed implementation of CECL.

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

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management has determined to be important in making decisions for the bank:

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2020	2019	2020 - 2019 Percent Increase (Decrease)	2020	2019	2020 - 2019 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$0.83	$0.89	(6.74)%	$1.66	$1.66	—%
Diluted earnings per common share	$0.83	$0.89	(6.74)%	$1.66	$1.66	—%
Cash dividends	$—	$—	—%	$0.60	$0.55	9.09%
Dividends declared per share as a percentage of basic earnings per share	—%	—%	—%	36.14%	33.13%	9.09%

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2020	2019	2020 - 2019 Percent Increase (Decrease)	2020	2019	2020 - 2019 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Return on average stockholders' equity	10.15%	12.17%	(16.60)%	10.36%	11.67%	(11.23)%
Return on average assets	1.19%	1.42%	(16.20)%	1.24%	1.37%	(9.49)%
Efficiency ratio	56.53%	59.31%	(4.69)%	57.84%	59.34%	(2.53)%

	June 30, 2020	December 31, 2019	2020 - 2019 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets	11.40%	12.06%	(5.47)%
Non-performing asset ratio	0.09%	0.21%	(57.14)%
Book value	$33.11	$31.22	6.05%

Results of Operations

Net earnings increased $252,000, or 1.42%,  to  $18,058,000 for the  six months ended June 30, 2020 , from $17,806,000  in the first  six months of 2019. Net earnings were $9,027,000 for the quarter ended June 30, 2020, a decrease of $489,000, or 5.14%, from $9,516,000 for the three months ended  June 30, 2019 and a decrease of  $4,000, or 0.04%, over the quarter ended March 31, 2020. The increase i n net earnings during the  six months ended June 30, 2020 as compared to the prior year comparable period was primarily due to an increase in net interest income, and an increase in non-interest income, partially offset by an increase in non-interest expense that resulted from the Company's continued growth. The increase in net interest income is due to an increase in average interest earning asset balances between the relevant periods, including as a result of loans originated pursuant to the PPP, and the repricing of interest bearing liabilities occurring more quickly than the repricing of our interest earning assets during the decline in interest rates over the last 12 months. Net earnings for the three months ended June 30, 2020 were negatively impacted by increased provision expense in response to the current and anticipated further economic disruption related to COVID-19.

Return on average assets (ROA) is the most common benchmark for bank profitability and is calculated by taking our annualized net earnings and dividing by the average assets for the relevant period. ROA measures a company’s return on investment in a format that is easily comparable to other financial institutions. It is particularly important to the Company as is it serves as the basis for certain executive and employee bonuses. The ROA for the periods ended  June 30, 2020 and 2019 were 1.24% and 1.37%, respectively. The ROA for the three months ended June 30, 2020 and 2019 were 1.19% and 1.42%, respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the six month and three month periods ended June 30, 2020 and June 30, 2019 are presented in the following table (dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (2) (3)	$2,186,370	5.31%	$56,530	$2,037,392	5.21%	$51,985
Investment securities—taxable	376,898	2.06	3,870	309,876	2.67	4,110
Investment securities—tax exempt	57,223	1.80	513	31,210	2.05	318
Taxable equivalent adjustment (1)	—	0.48	136	—	0.55	85
Total tax-exempt investment securities	57,223	2.28	649	31,210	2.60	403
Total investment securities	434,121	2.09	4,519	341,086	2.67	4,513
Loans held for sale	16,237	2.80	226	8,002	3.65	145
Federal funds sold	13,152	0.86	56	5,339	2.19	58
Accounts with depository institutions	160,086	0.49	394	118,103	1.94	1,135
Restricted equity securities	4,788	2.81	67	3,794	5.32	100
Total earning assets	2,814,754	4.50	61,792	2,513,716	4.70	57,936
Cash and due from banks	15,783			9,624
Allowance for loan losses	(29,651)			(27,788)
Bank premises and equipment	59,797			58,136
Other assets	71,718			73,577
Total assets	$2,932,401			$2,627,265

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$608,659	0.25%	$770	$514,739	0.47%	$1,188
Money market demand accounts	841,085	0.49	2,069	740,222	0.85	3,107
Time Deposits	621,507	1.88	5,824	640,284	1.95	6,195
Other savings	155,561	0.46	353	136,029	0.63	424
Total interest-bearing deposits	2,226,812	0.81	9,016	2,031,274	1.08	10,914
Federal Home Loan Bank advances	21,404	2.69	286	16,496	2.69	220
Total interest-bearing liabilities	2,248,216	0.83	9,302	2,047,770	1.10	11,134
Non-interest bearing deposits	311,288			259,738
Other liabilities	22,410			12,134
Stockholders’ equity	350,487			307,623
Total liabilities and stockholders’ equity	$2,932,401			$2,627,265
Net interest income, on a tax equivalent basis			$52,490			$46,802
Net yield on earning assets (4)		3.83%			3.81%
Net interest spread (5)		3.67%			3.60%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $5.8 million and $3.7 million are included in interest income in 2020 and 2019, respectively, inclusive, in 2020, of $2.1 million in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Loans, net of unearned interest (2) (3)	$2,238,983	5.36%	$29,254	$2,036,813	5.23%	$26,211
Investment securities—taxable	388,985	1.89	1,830	358,655	2.80	2,503
Investment securities—tax exempt	65,097	1.67	271	29,139	2.08	151
Taxable equivalent adjustment (1)	—	0.44	72	—	0.56	41
Total tax-exempt investment securities	65,097	2.11	343	29,139	2.64	192
Total investment securities	454,082	1.92	2,173	387,794	2.79	2,695
Loans held for sale	19,711	2.41	118	8,961	3.00	67
Federal funds sold	6,902	—	—	8,953	2.24	50
Accounts with depository institutions	215,063	0.15	78	126,772	1.69	535
Restricted equity securities	4,895	1.48	18	4,553	4.40	50
Total earning assets	2,939,636	4.41	31,641	2,573,846	4.66	29,608
Cash and due from banks	16,837			8,682
Allowance for loan losses	(30,345)			(28,263)
Bank premises and equipment	59,554			58,110
Other assets	72,706			74,380
Total assets	$3,058,388			$2,686,755

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense
Deposits:
Negotiable order of withdrawal accounts	$655,293	0.20%	$327	$524,385	0.47%	$616
Money market demand accounts	872,363	0.41	887	740,304	0.85	1,577
Time Deposits	616,435	1.82	2,783	654,493	2.03	3,309
Other savings	164,974	0.43	176	136,568	0.63	214
Total interest-bearing deposits	2,309,065	0.73	4,173	2,055,750	1.12	5,716
Federal Home Loan Bank advances	20,172	2.69	135	30,996	2.68	207
Total interest-bearing liabilities	2,329,237	0.74	4,308	2,086,746	1.14	5,923
Non-interest bearing deposits	342,052			272,048
Other liabilities	29,500			14,311
Stockholders’ equity	357,599			313,650
Total liabilities and stockholders’ equity	$3,058,388			$2,686,755
Net interest income, on a tax equivalent basis			$27,333			$23,685
Net yield on earning assets (4)		3.82%			3.74%
Net interest spread (5)		3.67%			3.52%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $3.8 million and $1.8 million are included in interest income in 2020 and 2019, respectively, inclusive, in 2020, of $2.1 million in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the six months ended June 30, 2020 and 2019 was 3.83% and 3.81%, respectively, and 3.82% and 3.74% for the quarter ended June 30, 2020 and 2019, respectively. The increase in net yield on earning assets was due to an increase in the yield earned on loans along with a decrease in the rates paid on our interest-bearing liabilities. The yield on loans increased during the three and six months ended June 30, 2020 when compared to the comparable period in 2019. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, decreased 150 basis points late in the first quarter of 2020 and 75 basis points during the third quarter of 2019 as a result of reductions in the federal funds rate by the Federal Reserve. Despite such decreases in the prime rate and continued competitive pressures in our markets, we were able to increase our yield on loans due to strategic loan pricing for certain loan segments, an increase in loans qualified to receive state income tax credit, and the addition of SBA PPP loans, including the impact of the fees we are entitled to receive in connection with the origination of such loans. The yield on securities decreased due to the declining rate environment discussed above, in which higher yielding securities were called and were replaced with securities yielding lower market rates. The net interest spread was 3.67% and 3.60% for the six months ended June 30, 2020 and June 30, 2019, respectively, and 3.67% and 3.52% for the quarter ended June 30, 2020 and 2019, respectively. The rate we pay on our deposits decreased in the three and six months ended June 30, 2020 when compared to the comparable periods in 2019, as we decreased the rates on several of our deposit products in response to decreases in short-term rates throughout 2019 and the first quarter of 2020. As a result of the significant reduction in short-term rates late in the first quarter of 2020 and the tremendous uncertainty resulting from COVID-19, our net yield on earning assets could decline during the remainder of 2020 as could our net interest spread as the impact of the declining rate environment will more quickly impact our earning assets than our interest-bearing liabilities, and competitive pressures in our markets may limit our ability to reduce the rates we pay on our interest bearing liabilities. Efforts to maintain elevated levels of on-balance sheet liquidity will also likely negatively impact our net yield on earning assets.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Reflecting loan growth and an increase in the yields earned on loans, the Company’s total interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, increased $3,805,000, or 6.58%, during the six months ended June 30, 2020 as compared to the same period in 2019. The increase in total interest income was $2,002,000, or 6.77%, for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019. Interest income in the second quarter of 2020 increased $1,482,000, or 4.93%, over the first quarter in 2020. The increase in the three and six months ended June 30, 2020  when compared to the three and six months ended June 30, 2019 was primarily attributable to an overall increase in average loans, and the resulting increase in the net interest and fees earned on loans, which included SBA fees earned on PPP loans totaling $2,074,000. The ratio of average earning assets to total average assets was 96.0% for the six months ended June 30, 2020 and 95.7% for the six months ended June 30, 2019. The ratio of average earning assets to total average assets was 96.1% for the three months ended June 30, 2020 and 95.8% for the three months ended June 30, 2019.

Interest expense decreased $1,832,000, or 16.45%, for the six months ended June 30, 2020 as compared to the same period in 2019, and decreased $1,615,000, or 27.27%, for the three months ended June 30, 2020 as compared to the same period in 2019. Interest expense decreased $686,000, or 13.74%, for the quarter ended June 30, 2020 over the first quarter of 2020. The decrease for the three and six months ended June 30, 2020 as compared to the prior year's comparable periods was primarily due to a decrease in the rates of average interest bearing deposits, reflecting interest bearing liabilities that repriced more quickly than our interest earning assets due to the declining rate environment that we experienced throughout 2019 and the first quarter of 2020.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the six months ended June 30, 2020 was $5,593,000, an increase of $4,406,000 from the provision of $1,187,000 incurred in the first six months of 2019. The provision for loan losses for the quarter ended June 30, 2020 was $4,124,000, up $3,970,000 from the provision of $154,000 incurred in the second quarter of 2019 and up $2,655,000 from the $1,469,000 incurred in the first quarter of 2020.The increase in provision expense for the three and six months ended June 30, 2020 from the comparable periods in 2019 is primarily attributable to increasing our allowance for loans losses in response to the current and anticipated further economic disruption related to COVID-19. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include changes in the amount and composition of the loan portfolio, review of specific problem loans, past due and nonperforming loans, change in lending staff, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers’ ability to repay.

The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans recovered for the first six months of 2020 totaled approximately $147,000 compared to approximately $91,000 in net charge-offs during the first six months of 2019. The volume of net loans recovered for the second quarter of June 30, 2020 totaled approximately $61,000 compared to approximately $164,000 in net charge-offs during the second quarter of 2019. Though tremendous uncertainty remains regarding the length and severity of COVID-19's impact, we believe it is probable net charge-offs will increase over the remainder of 2020 and 2021.

The allowance for loan losses (net of charge-offs and recoveries) was $34,466,000 at June 30, 2020, an increase of $5,740,000 or 19.98%, from $28,726,000 at December 31, 2019, and of $6,196,000, or 21.92%, from $28,270,000 at June 30, 2019. The allowance for loan losses was 1.51% of total loans outstanding at June 30, 2020, compared to 1.38% at December 31, 2019 and 1.40% at June 30, 2019. As a percentage of nonperforming loans at June 30, 2020, December 31, 2019, and June 30, 2019, the allowance for loan losses represented 1,154%, 359% and 454%, respectively. The internally classified loans as a percentage of the allowance for loan losses were 26.7% and 46.3%, respectively, at June 30, 2020 and 2019.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company's independent Loan Review Department, consideration of current economic conditions and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. See the discussion above under “Critical Accounting Estimates” for more information. While the severity of the impact of the COVID-19 pandemic for individuals, small businesses and corporations is still not fully known, leading economic indicators suggest that deteriorated economic conditions are likely to continue at least for the remainder of 2020 and into 2021. In an effort to recognize an appropriate allowance for loan losses, management incorporated qualitative factors into our quarterly assessment during the three and six months ended June 30, 2020, including current and anticipated economic conditions and value of collateral considerations, to increase the Company's reserve for the potential impact of the COVID-19 pandemic. Of the $4,124,000 total provision for loan loss that was recorded in the second quarter of 2020, a significant portion was attributable to management's estimates of the impact of the COVID-19 pandemic on our loan portfolio. Management believes the allowance for loan losses at June 30, 2020 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses expense which would negatively impact earnings. Moreover, though we have deferred the implementation of CECL at this time pursuant to relief offered by the CARES Act, when we become obligated to adopt CECL we are likely to have to increase our allowance for loan losses. As of June 30, 2020, we currently believe the adoption of ASU 2016-13 would have resulted in an approximately 4 - 6% increase in our allowance for loan losses over the level recorded at June 30, 2020. Although our current CECL calculation came out to be about the same as our calculation under the incurred loss model, under CECL we would have added an additional reserve related to COVID-19, thus causing the estimated 4 - 6% increase.

Non-Interest Income

The components of the Company’s non-interest income include service charges on deposit accounts, other fees and commissions, income on BOLI and annuity earnings, gain on sale of loans, gain (loss) on sale of other real estate, gain (loss) on sale of fixed assets, gain (loss) on sale of securities, and gain (loss) on sale of other assets. Total non-interest income for the six months ended June 30, 2020 increased $1,091,000, or 8.03%, to $14,686,000 from $13,595,000 for the same period in 2019. Total non-interest income increased $916,000, or 12.49%, during the quarter ended June 30, 2020 compared to the second quarter of 2019 and there was an increase of $1,816,000, or 28.22% over the first quarter of 2020. The Company’s non-interest income in the six-month period ended June 30, 2020 increased from the comparable period in 2019 mainly due to an increase in other fees and commissions, an increase in the gain on the sale of securities, and an increase in the gain on the sale of other real estate, partially offset by a decrease in service charges on deposit accounts and a decrease in the gain on sale of loans. The Company’s non-interest income in the three-month period ended June 30, 2020 increased from the comparable period in 2019 mainly due to an increase in the gain on the sale of other real estate, an increase in gain on sale of loans, an increase in the gain on the sale of securities, and an increase in other fees and commissions, partially offset by a decrease in service charges on deposit accounts. Other fees and commissions increased $510,000, or 7.40%, to $7,405,000 during the six months ended June 30, 2020 compared to the same period in 2019 and increased $109,000, or 2.88%, to $3,897,000 during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in debit card interchange fee income, and an increase in brokerage income. Debit card interchange fee income increased due to an increase in the number and volume of debit card holders and transactions. Brokerage income increased due to client acquisition and the opening of new investment accounts. Gain on sale of securities increased $734,000, or 237.54%, to $425,000 from a loss on sale of $309,000 for the six months ended June 30, 2020 compared to the same period in 2019, due to management's decision in 2019 to sell securities for a loss and reinvest the proceeds in higher yielding assets. Gain on sale of securities increased $267,000 during the three months ended June 30, 2020 compared to the same period in 2019 due to management's opportunistic trading to recognize additional income. Service charges on deposit accounts decreased $590,000, or 17.57%, to $2,678,000 during the six months ended June 30, 2020 compared to the same period in 2019 and decreased $602,000, or 35.52%, to $1,093,000 during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in service charges earned on insufficient income that resulted from the economic stimulus payments received by our customers. Gain on sale of loans decreased $228,000, or 6.99%, to $3,033,000 during the six months ended June 30, 2020 compared to the same period in 2019 and increased $507,000, or 31.39%, to $2,122,000 during the three months ended June 30, 2020 compared to the same period in 2019. With the dramatic swings in the bond markets as a result of COVID-19, the mortgage division paused its mandatory delivery hedging strategy and converted to best efforts locking strategy, which earns lower gain on sale revenue than mandatory investor delivery, in the first quarter of 2020. The markets stabilized in late April 2020, and on May 15, 2020, the mortgage division resumed mandatory delivery on all mortgage production sales. This switch, which resulted in the recognition of increased income, coupled with record production by our mortgage division in May and June 2020, due in part to the historically low mortgage rate environment, drove the significant gain on sale revenue increase for the three month period ended June 30, 2020.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. Total non-interest expense increased $2,985,000, or 8.34%, during the first six months of 2020 compared to the same period in 2019, and increased $1,701,000, or 9.26%, for the quarter ended June 30, 2020 as compared to the same quarter in 2019. We experienced an increase of $1,373,000, or 7.34%, in non-interest expense in the second quarter of 2020 as compared to the first quarter in 2020. The increase in non-interest expense for the three and six months ended June 30, 2020 when compared to the comparable periods in 2019 is primarily attributable to an increase in salaries and employee benefits, data processing expenses, and other operating expenses. Salaries and employee benefits increased $1,956,000, or 9.47%, to $22,617,000 during the six months ended June 30, 2020 and increased $1,234,000, or 12.04%, to $11,485,000 during the three months ended June 30, 2020 compared to the comparable periods in 2019 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations. Data processing expenses increased $442,000, or 22.38%, to $2,417,000 during the six months ended June 30, 2020 and $251,000, or 25.18%, to $1,248,000 during the three months ended June 30, 2020 compared to the comparable periods in 2019 primarily due to an increase in computer maintenance and computer licenses. These expenses included upgrades of our current systems as well as additional investments in computer software, an increase in I.T. consulting expense and an increase in computer home banking expense resulting from the evolution of our new mobile application. The mobile banking expense is now incurred on a per user basis as opposed to an overall flat fee. Other operating expenses increased $647,000, or 11.70%, to $6,179,000 during the six months ended June 30, 2020 and increased $627,000, or 21.75%, to $3,510,000 during the three months ended June 30, 2020 compared to the comparable periods in 2019 primarily due to an increase in professional fees related to PPP loans. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow though the growth rate may slow as a result of COVID-19's likely impact on our hiring plans.

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

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by taking our non-interest expense divided by our net interest income plus non-interest income. Our efficiency ratio for the periods ended June 30, 2020 and 2019 were 57.84% and 59.34%, respectively.

Income Taxes

The Company’s income tax expense was $4,612,000 for the six months ended June 30, 2020, a decrease of $915,000 over the comparable period in 2019. Income tax expense was $2,286,000 for the quarter ended June 30, 2020, a decrease of $649,000 over the same period in 2019. The percentage of income tax expense to net income before taxes was 20.34% and 23.69% for the six months ended June 30, 2020 and June 30, 2019, respectively, and 20.21% and 23.57% for the quarters ended June 30, 2020 and 2019, respectively. The decrease in the percentage of income tax expense to earnings before taxes is primarily due to additional state tax credits that lowered our effective tax rate. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $369,401,000, or 13.22%, to $3,163,610,000 at June 30, 2020 from $2,794,209,000 at December 31, 2019. Total assets increased $286,567,000, or 9.96%, at June 30, 2020 from March 31, 2020. Loans, net of allowance for loan losses, totaled $2,242,411,000 at June 30, 2020, a 9.00% increase compared to $2,057,175,000 at December 31, 2019. Net loans increased $110,680,000, or 5.19%, from March 31, 2020 to June 30, 2020. In the first half of 2019 management made a strategic decision to begin focusing loan growth in the commercial and industrial and residential 1-4 family segments of our loan portfolio, which have historically grown at slower rates than the other segments of the portfolio. As a result, loan growth slowed in 2019. In the first half of 2020 loan growth increased in the commercial and industrial segment, the multifamily segment, and the commercial real estate segment of our portfolio. This was partially offset by a decrease in the construction and land development segment. Commercial and industrial loans increased 99.15% and 133.06%, respectively, from December 31, 2019 and June 30, 2019 to June 30, 2020, and comprised 8.56% of the Company's loan portfolio at June 30, 2020, compared to 4.69% at December 31, 2019 and 4.14% at June 30, 2019. This increase was largely attributable to the demand for PPP loans by small businesses and individuals as a result of the COVID-19 pandemic. As of June 30, 2020, the Company had funded $83.2 million of PPP loans to our small business and other eligible customers. Multifamily loans increased 48.84% and 19.40%, respectively, from December 31, 2019 and June 30, 2019 to June 30, 2020, and comprised 6.32% of the Company's loan portfolio at June 30, 2020, compared to 4.64% at December 31, 2019 and 5.97% at June 30, 2019. This increase was attributable to the completion of a large project which transitioned to permanent financing. Commercial real estate loans increased 5.53% and 12.64%, respectively, from December 31, 2019 and June 30, 2019 to June 30, 2020, and comprised 36.63% of the Company’s loan portfolio at June 30, 2020, compared to 37.91% at December 31, 2019 and 36.66% at June 30, 2019. The increase in commercial real estate loans is a result of an increase in demand for such loans in the overall economy and the Company’s markets prior to the onset of COVID-19 as well as the completion of some construction projects converting to permanent financing. Construction and land development loans decreased 2.38% and 7.80%, respectively from December 31, 2019 and June 30, 2019 to June 30, 2020, and comprised 18.16% of the Company's loan portfolio at June 30, 2020, compared to 20.31% at December 31, 2019 and 22.20% at June 30, 2019. The decrease in construction and land development loans from December 31, 2019 to June 30, 2020 was primarily due to the completion of a large project mentioned above.

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

The COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closure of many businesses, "shelter in place", modified or phased economic reopening plans and other governmental orders and directives, and reduced consumer spending due to both job losses and other effects attributable to COVID-19. Many unknowns remain surrounding this situation. Although the Company has not experienced a decrease in demand from its customers for loan-related products, if the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company could experience a decrease in demand for loans and the financial condition of the Company could be negatively impacted. The extent to which the COVID-19 outbreak will impact loan demand and thus affect financial results is uncertain.

Securities increased $75,161,000, or 17.85%, to $496,306,000 at June 30, 2020 from $421,145,000 at December 31, 2019 and increased $89,082,000, or 21.88%, from March 31, 2020 due to deposit growth that has outpaced loan growth. The current rate environment also caused the fair market value on the securities portfolio to increase from December 31, 2019 to June 30, 2020. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2020 was 2.02% with a weighted average life of 7.83 years, as compared to an average yield of 2.42% and a weighted average life of 7.08 years at December 31, 2019. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt and equity securities classified as held-to-maturity or trading securities at June 30, 2020 or December 31, 2019.

Premises and equipment decreased $1,244,000 or 2.06% from December 31, 2019 to June 30, 2020. The primary reason for the decrease was due to current year depreciation of $2,074,000.

The increase in deposits, including those resulting from funded PPP loans, outpaced loan growth causing interest bearing deposits with other financial institutions to increase to $240,927,000 at June 30, 2020 from $126,827,000 at December 31, 2019.

Total liabilities increased by 14.07% to $2,802,899,000 at June 30, 2020 compared to $2,457,225,000 at December 31, 2019. Total liabilities increased $274,853,000, or 10.87%, at June 30, 2020 from the quarter ended March 31, 2020.The increase in total liabilities since December 31, 2019 was composed of a $332,356,000, or 13.75%, increase in total deposits, and a $17,933,000, or 112.03%, increase in accrued interest and other liabilities, partially offset by a $4,615,000, or 19.54%, decrease, in Federal Home Loan Bank advances. The increase in total deposits since December 31, 2019 was primarily attributable to management's strategic decision to grow market share through targeted marketing strategies in our newer markets that resulted in the opening of new accounts and the government issued economic stimulus relief attributable to COVID-19. Deposit growth was also the result of PPP loan proceeds being deposited in the Bank pending use of the funds by the borrower. The increase in accrued interest and other liabilities since December 31, 2019 was primarily attributable to an increase in employee bonus payable, lease payable, and escrow tax payable.The decrease in Federal Home Loan Bank advances was due to scheduled principal payments that reduced the outstanding balance. At June 30, 2020, our borrowing capacity with the Federal Home Loan Bank of Cincinnati totaled $310,461,000. The Bank pledges substantially all of its 1-4 family residential real estate loans to secure its borrowings from the Federal Home Loan Bank of Cincinnati.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2020 and December 31, 2019.

Loans on Nonaccrual Status

	In Thousands
	June 30,	December 31,
	2020	2019
Residential 1-4 family	$—	$949
Multifamily	—	—
Commercial real estate	311	1,661
Construction	—	—
Farmland	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$311	$2,610

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2020
Residential 1-4 family	$1,062	442	1,791	3,295	518,920	522,215	$1,791
Multifamily	—	—	—	—	144,531	144,531	—
Commercial real estate	—	109	311	420	836,843	837,263	—
Construction	99	—	188	287	414,781	415,068	188
Farmland	—	6	—	6	17,507	17,513	—
Second mortgages	—	87	100	187	11,086	11,273	100
Equity lines of credit	—	43	84	127	74,239	74,366	84
Commercial	77	—	9	86	195,608	195,694	9
Agricultural, installment and other	191	56	47	294	67,751	68,045	47
Total	$1,429	743	2,530	4,702	2,281,266	2,285,968	$2,219
December 31, 2019
Residential 1-4 family	$4,760	799	2,336	7,895	503,355	511,250	$1,387
Multifamily	—	—	—	—	97,104	97,104	—
Commercial real estate	500	—	1,661	2,161	791,218	793,379	—
Construction	1,535	147	594	2,276	422,909	425,185	594
Farmland	57	—	8	65	19,203	19,268	8
Second mortgages	—	—	100	100	10,660	10,760	100
Equity lines of credit	143	—	372	515	71,864	72,379	372
Commercial	71	30	—	101	98,164	98,265	—
Agricultural, installment and other	517	116	46	679	64,773	65,452	46
Total	$7,583	1,092	5,117	13,792	2,079,250	2,093,042	$2,507

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2020 totaled $2,530,000, a decrease from $5,117,000 at December 31, 2019. The decrease in non-performing loans during the six months ended June 30, 2020 of $2,587,000 is due primarily to the payoff of two large loan relationships and the pay-down of one large loan relationship. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values or further, or greater than anticipated, economic disruption resulting from COVID-19. Although deterioration of the real estate market is not currently apparent, the prolonged coronavirus outbreak could have a material adverse impact on economic and market conditions and could potentially cause a negative impact on the value of real estate being held as collateral. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact to the value of real estate; however, the pandemic presents continued uncertainty and risk with respect to the Company, its performance, and its financial results.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, non-accrual loans and other real estate owned divided by our total assets outstanding. Our NPA ratio for the periods ended June 30, 2020 and December 31, 2019 were 0.09% and 0.21%, respectively. The NPA ratio was favorably impacted by the payment deferrals we offered customers under the CARES Act.

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

At June 30, 2020 the Company had impaired loans of $2,422,000 down from $5,052,000 at December 31, 2019. The decrease in impaired loans during the six months ended June 30, 2020 as compared to December 31, 2019 is due to the removal of one impaired loan relationship, the pay-down of one large loan relationship, and the payoff of two large loan relationships. Overall, prior to the onset of the COVID-19 pandemic the Company’s market areas had seen continued strengthening in the residential real estate market in recent years while the commercial real estate market had remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral. Although deterioration of the real estate market is not currently apparent, the coronavirus outbreak could have a material adverse impact on economic and market conditions and could potentially cause a negative impact on the value of real estate being held as collateral. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact to the value of real estate; however, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results.

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $1,699,000 to $2,848,000 from December 31, 2019 to June 30, 2020 due to the pay-down of one large loan relationship and the payoff of two large loan relationships that were classified as TDRs at December 31, 2019. The CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. If the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company anticipates an increase in TDRs and the financial condition of the Company could be negatively impacted. The extent to which the COVID-19 outbreak will impact our financial results and asset quality remains uncertain. For more information regarding the deferrals we have offered to our customers see “Impact of COVID-19” above.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net recoveries for the six months ended June 30, 2020 were $147,000 as compared to $91,000 in net charge-offs for the same period in 2019. Overall, the Bank has experienced minimal charge-offs during 2020; however if the COVID-19 pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company anticipates an increase in charge-offs and the financial condition of the Company could be negatively impacted. The extent to which the COVID-19 outbreak will impact financial results remains uncertain.

At June 30, 2020, our internally classified loans had decreased $1,436,000, or 13.48%, to $9,215,000 from $10,651,000 at December 31, 2019 primarily due to the pay-down of one internally classified loan relationship and payoffs of several internally classified loan relationships. Classified loan balances have remained relatively consistent due to favorable economic conditions prior to the onset of the COVID-19 pandemic. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. As with other asset quality measures, prolonged economic disruption as a result of the ongoing COVID-19 pandemic will likely result in increased levels of classified loans.

The largest categories of internally graded loans at June 30, 2020 were residential real estate mortgage loans and commercial real estate. Included within the residential real estate category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $8,359,000 and $8,663,000 at June 30, 2020 and December 31, 2019, respectively. Commercial real estate loans that are internally classified totaled $597,000 and $1,769,000 at June 30, 2020 and December 31, 2019, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. The $304,000 decrease in internally graded residential real estate loans since December 31, 2019 was due to the payoff of several internally classified loan relationships. The $1,172,000 decrease in internally graded commercial real estate loans since December 31, 2019 was due to the payoff of one large loan relationship and pay-down of one large loan relationship. As of June 30, 2020, the Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers have stabilized. The COVID-19 pandemic has had a notable impact on general economic conditions and there are many unknowns surrounding this situation. If the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company anticipates an increase in internally graded loans and the financial condition of the Company could be negatively impacted.

Many of the Bank's customers have been negatively impacted by the COVID-19 pandemic either through supply chain shortages, government mandated closures, job loss, furloughs, salary decreases, reduced consumer spending and a reduced workforce, among many other factors. In an effort to provide relief to those customers, the Bank proactively began providing relief to our customers in mid March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. The first week of April 2020, the Bank expanded its efforts to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they navigate these uncertain economic times. As of June 30, 2020, the Bank had 739 loans, totaling $540.3 million in aggregate principal amount for which principal or both principal and interest were being deferred. The Bank is monitoring the bank's loan portfolio on a weekly basis to identify the segments that are utilizing the COVID relief efforts and the overall percentage of the loan portfolio that has taken advantage of the relief. These reports are being reviewed by executive management and appropriately communicated to the Board of Directors.

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

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. At June 30, 2020, the Company’s liquid assets totaled $482.4 million. Additionally, as of June 30, 2020, the Company had available approximately $92.3 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $310.5 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At June 30, 2020, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets, and in a rising rate environment liability sensitivity could cause net yield on earning assets to experience compression which would negatively impact net interest income. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. Liability sensitivity generally should lead to an expansion in net yield on earning assets in a declining rate environment, as we are currently experiencing, but for that to occur the Bank will need to reprice its deposits more quickly than it reprices rates it earns on loans. As discussed elsewhere herein, the Bank anticipates that its net yield on earning assets is likely to contract for the remainder of 2020 because of competitive pressures in its markets and the impacts of the COVID-19 pandemic.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2020, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(3.85)%	(2.35)%	(0.68)%	2.86%	4.71%
EVE	(8.23)%	(9.50)%	2.19%	4.56%	6.56%

(1)

Currently, some short term interest rates are below the standard down rate scenarios (100, 200, 300 bps). The asset liability model does not calculate negative interest rates and will floor any index at 0.

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate any potential adverse impact of changes in interest rates. Moreover, since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, hedging strategies that we may institute, and changing product spreads that could mitigate any potential adverse impact of changes in interest rates.

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At June 30, 2020, securities totaling approximately $16,868,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2020, loans totaling approximately $700,784,000 either will become due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at June 30, 2020, certificates of deposit of $250,000 or greater totaling approximately $55,520,000 will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

At June 30, 2020, the scheduled maturities of the Federal Home Loan Bank advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

(in thousands)
Scheduled Maturities	Amount	Weighted Average Rates
2020	$ —	—%
2021	1,500	2.67
2022	1,750	2.68
2023	2,063	2.68
2024	13,685	2.67
Thereafter	—	—
	$ 18,998	2.67%

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. The COVID-19 pandemic has presented overall uncertainty in the financial markets and the Bank has seen an increase in deposits as some customers have shifted funds from market based products to more stable FDIC insured options. In addition, the CARES Act includes an economic stimulus package for individuals who meet the federal income qualifications in the form of a direct payment. Further stimulus checks may have the effect of further increasing the Bank's deposit accounts, thus increasing liquidity. At the present time, management does not believe that the COVID-19 pandemic will result in the Company’s liquidity changing in a materially adverse way.

Off Balance Sheet Arrangements

At June 30, 2020, we had unfunded loan commitments outstanding of $712,764,000 and outstanding standby letters of credit of $74,105,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2020, total stockholders’ equity was $360,711,000, or 11.40% of total assets, which compares with $336,984,000, or 12.06% of total assets, at December 31, 2019. The dollar increase in stockholders’ equity during the six months ended June 30, 2020 results from the Company’s net income of $18,058,000, proceeds from the issuance of common stock related to exercise of stock options of $325,000, the net effect of a $8,934,000 unrealized gain on investment securities net of applicable income tax expense of $2,335,000, cash dividends declared of $6,476,000 of which $5,008,000 was reinvested under the Company’s dividend reinvestment plan, and $213,000 related to stock option compensation.

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

Under the Basel III rules, in order to avoid limitations on  capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements were fully phased in on January 1, 2019. The capital conservation buffer threshold for 2019 and the six months of of 2020 was 2.5%. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds. PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Pursuant to the CARES Act, the required Community Bank Leverage Ratio was lowered to 7% until the earlier of December 31, 2020 and 60 days following the end of the national emergency declared with respect to COVID-19.

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

The Company’s and Wilson Bank’s Community Bank Leverage Ratio as of June 30, 2020 are presented in the following table:

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2020
Community Bank Leverage Ratio:
Consolidated	$348,613	11.4%	$275,037	9.0%
Wilson Bank	349,089	11.4	274,847	9.0

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

The COVID-19 pandemic and the government response to such pandemic has materially changed the reported market risks during the six months ended June 30, 2020. Since March 3, 2020, the Federal Reserve has lowered the Fed Funds benchmark rate by a full 1.5 percentage points to a target range of 0 percent to 0.25 percent. In the second quarter of 2020 the Fed announced they would not be moving rates until 2022. The Fed also announced it would purchase more Treasury securities to encourage lending to try to offset the impact of the coronavirus outbreak. This was an emergency response as the coronavirus escalated sharply in the United States, with stay-at-home orders and directives in nearly all states, mandatory business closures and mandatory work-from-home policies. Because economic indicators suggested that a recession was impending, the Federal Reserve stepped in with a broad array of monetary policy actions including direct lending to banks and corporations, expanding the scope of repurchase agreements, lowering the reserve requirements for banks at the federal reserve and supporting small and mid size businesses. As discussed in the Management's Discussion and Analysis section above, the Bank has experienced some compression to its net yield on earning assets due to the rate cuts enacted by the Federal Reserve. The extent to which the COVID-19 pandemic and the response by federal, state and local governments will ultimately impact the financial performance of the Bank is uncertain and management continues to actively monitor and adopt to the rapid market changes.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To combat the spread of COVID-19, federal, state and local governments, including the Governor of the state of Tennessee and mayors or county executives of many of the communities in which we operate, have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers. These actions have included orders or directives closing non-essential businesses and restricting movement of individuals through the issuance of shelter-in-place or safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. At times, the actions being taken by governmental authorities are not always coordinated or consistent across the state of Tennessee and the impact of those actions across our markets may be uneven. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in consumer and commercial activity. Many businesses are experiencing significant declines in revenue and there has been a rapid rise in unemployment rates throughout our markets with corresponding negative effects on consumer spending and behavior. Global supply chains have also been negatively impacted as have equity and debt markets. Whether the efforts to stop the spread of COVID-19 will be successful is unknown at this time, as in recent weeks the number of cases, hospitalizations and deaths in our markets have risen following efforts to re-open the economies in our markets, and continued spread of the disease or a continuation of the higher levels of cases, hospitalizations and deaths over the remainder of  2020 or into 2021 will further negatively impact the businesses and lives of our customers and our results of operations.

In March 2020, the Federal Reserve reduced the target federal funds rate by 150 basis points and for a portion of March 2020 the 10-year treasury bond rate fell to below 1.00% for the first time in history.  These actions, and other actions being taken by governmental and regulatory agencies affecting monetary policy in response to the unprecedented challenges resulting from the spread of COVID-19, have negatively impacted our assets and our results and are likely to negatively impact our net yield on earning assets and our results throughout the remainder of 2020 and possibly into 2021. The fair values of certain of our investments are also likely to decline as a result of COVID-19.

As a result of COVID-19 many of our borrowers, including owners of commercial real estate properties, are experiencing varying degrees of financial distress, which is expected to continue, and may likely increase, over the coming months. As a result, these borrowers will likely have difficulty paying, on a timely basis, interest and principal payments on their loans and the value of collateral securing these obligations is likely to be adversely impacted as well. Though we have offered these borrowers, and others, the ability to defer interest and principal payments for 90 days with the possibility to extend the deferral of interest for an additional 90 days, that deferral period may not be sufficient to allow the impacts of COVID-19 to have sufficiently subsided, and these borrowers may still be experiencing distress at the expiration of those deferral periods.

The ability of states and municipalities to fund shortfalls could have an affect on their ability to sustain debt maintenance, which would consequently impact the value of our municipal bond portfolio.

As we sought to protect the health and safety of our employees and customers during the first and second quarters of 2020, we took numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches and implementing our business continuity plans and protocols. In the second quarter of 2020, we initiated a phased reopening that included reopening the lobbies of all of our branches and bringing the majority of our employees back to the office to work. Though we believe we have been able to adequately service our clients under these restrictions, we cannot provide any assurances that our ability to do so wouldn’t be negatively impacted if additional restrictions are necessary in the future, including if key employees of ours or a significant number of our associates become ill as a result of contracting the virus. We rely on the services of various key vendors and business partners to service our clients and if those companies’ businesses or workforces are impacted in ways similar to those that may impact our business, our ability to service our customers could be impacted.

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

Our participation in the PPP may expose us to financial liability, credit losses, compliance costs or reputational damage.

Under the CARES Act, Congress created the PPP and authorized the Treasury to implement rules regarding the program. Banks, like us, and non-bank lenders facilitated funding under the program on behalf of the SBA for borrowers that were eligible participants. Since the roll out of the PPP, Treasury has issued rules and other interpretive guidance seeking to address uncertainty surrounding the program and its eligibility and other criteria. This constantly changing guidance caused challenges for us and other lenders under the program in finalizing and submitting applications. We are beginning to receive requests from our customers for forgiveness of their obligations under their PPP loans and again guidance is lacking from the Treasury and SBA on how to process these requests. As a result, we, and other lenders under the PPP, may face criticism from customers or others that are seeking forgiveness. This criticism could cause reputational damage to us and there is a possibility that customers or others may threaten and pursue legal action against banks and other lenders like us under the program. Moreover, as a result of updated guidance regarding the PPP and its eligibility standards, some borrowers that received loans through our processing efforts, have repaid their loans in full and others may choose to do the same. If that happens, we may not receive the fees that we were entitled to as a result of originating these loans.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, we have a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which we originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.

Since the commencement of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted us regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. Litigation risk also exists with respect to claims from accountants, law firms and other advisors seeking to share in a portion of the fees received by us in connection with our origination of loans under the PPP. Litigation related to our participation in the PPP, if not resolved in a manner that is favorable to us, may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition, and results of operations.

In addition, we may be subject to regulatory scrutiny regarding our processing of PPP applications or our origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, we do have several obligations under the PPP, and if the SBA found that we did not meet those obligations, the remedies the SBA may seek against us are unknown but may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing our participation in the PPP.

Our hedging strategy may not be effective, including in the event that interest rates move in unanticipated manners.

We have entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. This hedging strategy converts the fixed interest rates on certain of our outstanding loans to LIBOR-based variable interest rates. In the event that interest rates do not change in the manner that we anticipate at the times we institute our hedging strategies or at the pace that we anticipated, such transactions may materially and adversely affect our results of operations.

Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 7, 2020	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: August 7, 2020	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer