Form 10-Q
period 2020-09-30
WILSON BANK HOLDING CO
filed 2020-11-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 10,984,050 shares at November 9, 2020

Part I:	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

	Consolidated Balance Sheets — September 30, 2020 and December 31, 2019.	3

	Consolidated Statements of Earnings — For the three and nine months ended September 30, 2020 and 2019.	4

	Consolidated Statements of Comprehensive Earnings — For the three and nine months ended September 30, 2020 and 2019.	5

	Consolidated Statements of Changes in Stockholders' Equity — For the three and nine months ended September 30, 2020 and 2019.	6

	Consolidated Statements of Cash Flows — For the nine months ended September 30, 2020 and 2019.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	46

	Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.	46

Part II:	OTHER INFORMATION	47

Item 1.	Legal Proceedings.	47

Item 1A.	Risk Factors.	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49

Item 3.	Defaults Upon Senior Securities.	49

Item 4.	Mine Safety Disclosures.	49

Item 5.	Other Information.	49

Item 6.	Exhibits.	49

Signatures		50

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE
EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

	(Unaudited)	(Audited)
	September 30, 2020	December 31, 2019
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,288,195	$2,085,901
Less: Allowance for loan losses	(35,441)	(28,726)
Net loans	2,252,754	2,057,175
Available-for-sale, at market (amortized cost $565,109 and $420,207, respectively)	575,003	421,145
Loans held for sale	36,606	18,179
Interest bearing deposits	220,311	126,827
Restricted equity securities	5,089	4,680
Federal funds sold	675	20,000
Total earning assets	3,090,438	2,648,006
Cash and due from banks	24,871	12,943
Bank premises and equipment, net	58,870	60,295
Accrued interest receivable	7,985	5,945
Deferred income tax asset	4,697	6,136
Other real estate	1,030	697
Bank owned life insurance	34,979	31,762
Other assets	28,959	23,620
Goodwill	4,805	4,805
Total assets	$3,256,634	$2,794,209
Liabilities and Stockholders’ Equity
Deposits	$2,833,582	$2,417,605
Federal Home Loan Bank advances	17,183	23,613
Accrued interest and other liabilities	34,978	16,007
Total liabilities	2,885,743	2,457,225
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 10,984,000 and 10,792,999 shares, respectively	21,968	21,586
Additional paid-in capital	92,582	82,249
Retained earnings	249,033	232,456
Net unrealized gains on available-for-sale securities, net of income taxes of $2,586 and $245, respectively	7,308	693
Total stockholders’ equity	370,891	336,984
Total liabilities and stockholders’ equity	$3,256,634	$2,794,209

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$28,590	$27,035	$85,120	$79,020
Interest and dividends on securities:
Taxable securities	1,739	2,318	5,609	6,428
Exempt from federal income taxes	346	217	859	535
Interest on loans held for sale	166	85	392	230
Interest on federal funds sold	—	113	56	171
Interest on balances held at depository institutions	91	517	485	1,652
Interest and dividends on restricted securities	29	44	96	144
Total interest income	30,961	30,329	92,617	88,180
Interest expense:
Interest on negotiable order of withdrawal accounts	294	619	1,064	1,807
Interest on money market and savings accounts	1,009	1,807	3,431	5,338
Interest on time deposits	2,685	3,371	8,509	9,566
Interest on federal funds purchased	—	4	—	4
Interest on Federal Home Loan Bank advances	124	190	410	410
Total interest expense	4,112	5,991	13,414	17,125
Net interest income before provision for loan losses	26,849	24,338	79,203	71,055
Provision for loan losses	1,038	167	6,631	1,354
Net interest income after provision for loan losses	25,811	24,171	72,572	69,701
Non-interest income:
Service charges on deposit accounts	1,391	1,756	4,159	5,114
Other fees and commissions	4,063	3,765	11,468	10,660
Income on BOLI and annuity contracts	214	204	609	608
Gain on sale of loans	3,775	1,870	6,808	5,131
Loss on the sale of fixed assets	(4)	(1)	(4)	(2)
Gain (loss) on sale of other real estate	(8)	(35)	652	(48)
Gain (loss) on sale of securities	—	41	425	(268)
Gain (loss) on sale of other assets	2	(3)	2	(3)
Other income	61	—	61	—
Total non-interest income	9,494	7,597	24,180	21,192
Non-interest expense:
Salaries and employee benefits	11,956	10,440	34,573	31,101
Occupancy expenses, net	1,406	1,242	3,879	3,567
Advertising & public relations expense	702	540	1,790	1,638
Furniture and equipment expense	849	784	2,417	2,337
Data processing expense	1,298	1,161	3,715	3,136
ATM & interchange expense	1,054	867	2,805	2,529
Directors’ fees	142	142	439	404
Audit, legal & consulting expenses	233	372	620	1,096
Other operating expenses	2,996	2,664	9,175	8,196
Total non-interest expense	20,636	18,212	59,413	54,004
Earnings before income taxes	14,669	13,556	37,339	36,889
Income taxes	3,137	3,290	7,749	8,817
Net earnings	$11,532	$10,266	$29,590	$28,072
Weighted average number of common shares outstanding-basic	10,963,411	10,766,738	10,907,251	10,729,065
Weighted average number of common shares outstanding-diluted	10,991,167	10,786,752	10,932,925	10,746,130
Basic earnings per common share	$1.05	$0.95	$2.71	$2.62
Diluted earnings per common share	$1.05	$0.95	$2.71	$2.61
Dividends per common share	$0.60	$0.55	$1.20	$1.10

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In Thousands)
Net earnings	$11,532	$10,266	$29,590	$28,072
Other comprehensive earnings , net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $6, $231, $2,452, and $2,653, respectively	16	655	6,929	7,499
Reclassification adjustment for net losses (gains) on the sale of securities included in net earnings, net of taxes of $0, $11, $111, and $70, respectively	—	(30)	(314)	198
Other comprehensive earnings	16	625	6,615	7,697
Comprehensive earnings	$11,548	$10,891	$36,205	$35,769

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Three months ended:
September 30, 2020
Balance at beginning of period	$21,789	87,592	244,038	7,292	360,711
Cash dividends declared, $.60 per share	—	—	(6,537)	—	(6,537)
Issuance of 88,953 shares of common stock pursuant to dividend reinvestment plan	178	4,870	—	—	5,048
Issuance of 509 shares of common stock pursuant to exercise of stock options, net	1	21	—	—	22
Share based compensation expense	—	99	—	—	99
Net change in fair value of available-for-sale securities during the period, net of taxes of $6	—	—	—	16	16
Net earnings for the quarter	—	—	11,532	—	11,532
Balance at end of period	$21,968	92,582	249,033	7,308	370,891

September 30, 2019
Balance at beginning of period	$21,390	77,331	220,100	(633)	318,188
Cash dividends declared, $.55 per share	—	—	(5,882)	—	(5,882)
Issuance of 87,712 shares of common stock pursuant to the dividend reinvestment plan	175	4,408	—	—	4,583
Issuance of 919 shares of common stock pursuant to exercise of stock options	2	26	—	—	28
Share based compensation expense	—	83	—	—	83
Net change in fair value of available-for-sale securities during the period, net of taxes of $220	—	—	—	625	625
Net earnings for the quarter	—	—	10,266	—	10,266
Balance at end of period	$21,567	81,848	224,484	(8)	327,891

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Nine Months Ended:
September 30, 2020
Balance at beginning of period	$21,586	82,249	232,456	693	336,984
Cash dividends declared, $1.20 per share	—	—	(13,013)	—	(13,013)
Issuance of 180,424 shares of common stock pursuant to dividend reinvestment plan	361	9,695	—	—	10,056
Issuance of 10,577 shares of common stock pursuant to exercise of stock options, net	21	326	—	—	347
Share based compensation expense	—	312	—	—	312
Net change in fair value of available-for-sale securities during the period, net of taxes of $2,341	—	—	—	6,615	6,615
Net earnings for the period	—	—	29,590	—	29,590
Balance at end of period	$21,968	92,582	249,033	7,308	370,891

September 30, 2019
Balance at beginning of period	$21,248	73,960	208,164	(7,705)	295,667
Cash dividends declared, $1.10 per share	—	—	(11,725)	—	(11,725)
Issuance of 179,199 shares of common stock pursuant to dividend reinvestment plan	358	8,776	—	—	9,134
Issuance of 12,428 shares of common stock pursuant to exercise of stock options	25	412	—	—	437
Share based compensation expense	—	265	—	—	265
Net change in fair value of available-for-sale securities during the period, net of taxes of $2,723	—	—	—	7,697	7,697
Reclassification adjustment for the adoption of lease standard	—	—	(27)	—	(27)
Repurchase of 31,774 common shares	(64)	(1,565)	—	—	(1,629)
Net earnings for the period	—	—	28,072	—	28,072
Balance at end of period	$21,567	81,848	224,484	(8)	327,891

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Cash flows from operating activities:
Interest received	$93,855	$89,856
Fees and commissions received	15,690	15,774
Proceeds from sale of loans held for sale	151,014	114,385
Origination of loans held for sale	(162,633)	(112,553)
Interest paid	(13,968)	(16,104)
Cash paid to suppliers and employees	(49,250)	(48,143)
Income taxes paid	(10,290)	(8,915)
Net cash provided by operating activities	24,418	34,300
Cash flows from investing activities:
Proceeds from maturities, calls, and principal payments of available-for-sale securities	152,591	53,211
Proceeds from the sale of available-for-sale securities	24,028	37,325
Purchase of available-for-sale securities	(324,197)	(233,765)
Loans made to customers, net of repayments	(202,994)	59,366
Purchase of restricted equity securities	(409)	(1,668)
Purchase of bank owned life insurance and annuities	(4,662)	—
Purchase of premises and equipment	(1,734)	(3,229)
Proceeds from sale of other real estate	1,311	767
Proceeds from sale of other assets	4	14
Net cash used in investing activities	(356,062)	(87,979)
Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	429,271	118,383
Net increase (decrease) in time deposits	(13,294)	26,628
Net increase (decrease) in Federal Home Loan Bank advances	(6,430)	26,413
Escrow payable, net	10,794	1,606
Common stock dividends paid	(13,013)	(11,725)
Proceeds from sale of common stock pursuant to dividend reinvestment plan	10,056	9,134
Repurchase of common stock	—	(1,629)
Proceeds from exercise of stock options	347	437
Net cash provided by financing activities	417,731	169,247
Net increase in cash and cash equivalents	86,087	115,568
Cash and cash equivalents at beginning of period	159,770	99,191
Cash and cash equivalents at end of period	$245,857	$214,759

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2020 and 2019

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$29,590	$28,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	6,256	4,642
Provision for loan losses	6,631	1,354
Loss (gain) on sale of other real estate	(652)	48
Loss (gain) on sale of securities	(425)	268
Share-based compensation expense	312	265
Loss (gain) on the sale of other assets	(2)	3
Loss on the sale of bank premises and equipment	4	2
Increase in derivative liability, net	177	—
Increase in loans held for sale	(18,427)	(3,299)
Deferred tax benefit	(902)	(1,017)
Increase in other assets, bank owned life insurance and annuity contract earnings, net	(3,891)	(3,379)
Decrease (increase) in interest receivable	(2,040)	20
Increase in other liabilities	9,980	5,381
Increase (decrease) in taxes payable	(1,639)	919
Increase (decrease) in interest payable	(554)	1,021
Total adjustments	(5,172)	6,228
Net cash provided by operating activities	$24,418	$34,300

Supplemental schedule of non-cash activities:
Unrealized gain in value of securities available-for-sale, net of taxes of $2,341 and $2,723 for the nine months ended September 30, 2020 and 2019, respectively	$6,615	$7,697
Non-cash transfers from loans to other real estate	$992	$847
Non-cash transfers from other real estate to loans	$-	$544
Non-cash transfers from loans to other assets	$5	$2

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2019 and September 30, 2020, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.

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

We currently believe the adoption of ASU 2016-13 would have resulted in an approximately 4 - 6% increase in our allowance for loan losses as of  January 1, 2020. That expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of  September 30, 2020, we currently believe the adoption of ASU 2016-13 would have resulted in an approximately 4 - 6% increase in our allowance for loan losses over the level recorded at September 30, 2020. Although our current CECL calculation came out to be about the same as our calculation under the incurred loss model, under CECL we would have added an additional reserve related to economic forecasts in light of COVID-19, thus causing the estimated 4 - 6% increase.

Prior to the CARES Act being signed and the Company’s decision to delay the implementation of CECL, the Company was completing its CECL implementation plan with a cross-functional working group, under the direction of the Chief Credit Officer along with our Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. The Company’s implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. The Company contracted with a third-party vendor to assist it in the implementation of CECL. As we are currently finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 could differ from our current expectation. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for available-for-sale securities and other financial assets and it also applies to off-balance sheet credit exposure like loan commitments and other investments; however, we do not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios. During the quarter ended September 30, 2020, the Company continued its implementation efforts related to CECL.

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

The following schedule details the loans of the Company at September 30, 2020 and December 31, 2019:

	(In Thousands)
	September 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$531,485	$511,250
Multifamily	123,650	97,104
Commercial	846,521	793,379
Construction and land development	430,599	425,185
Farmland	16,422	19,268
Second mortgages	9,239	10,760
Equity lines of credit	77,492	72,379
Total mortgage loans on real estate	2,035,408	1,929,325
Commercial loans	189,655	98,265
Agricultural loans	1,318	1,569
Consumer installment loans
Personal	57,170	50,532
Credit cards	4,079	4,302
Total consumer installment loans	61,249	54,834
Other loans	9,474	9,049
Total loans before net deferred loan fees	2,297,104	2,093,042
Net deferred loan fees	(8,909)	(7,141)
Total loans	2,288,195	2,085,901
Less: Allowance for loan losses	(35,441)	(28,726)
Net loans	$2,252,754	$2,057,175

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

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Also included in this category are PPP loans guaranteed by the SBA, which totaled $84.7 million at  September 30, 2020. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Transactions in the allowance for loan losses for the nine months ended September 30, 2020 and 2019 and year ended  December 31, 2019 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2020
Allowance for loan losses:
Beginning balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Provision	820	528	3,865	513	(23)	(27)	58	200	697	6,631
Charge-offs	—	—	—	—	—	—	(7)	(8)	(714)	(729)
Recoveries	17	—	300	54	—	19	41	—	382	813
Ending balance	$7,981	1,645	15,279	6,564	164	115	981	1,236	1,476	35,441
Ending balance individually evaluated for impairment	$612	—	156	—	—	—	—	—	—	768
Ending balance collectively evaluated for impairment	$7,369	1,645	15,123	6,564	164	115	981	1,236	1,476	34,673
Loans:
Ending balance	$531,485	123,650	846,521	430,599	16,422	9,239	77,492	189,655	72,041	2,297,104
Ending balance individually evaluated for impairment	$1,403	—	979	—	—	—	—	—	—	2,382
Ending balance collectively evaluated for impairment	$530,082	123,650	845,542	430,599	16,422	9,239	77,492	189,655	72,041	2,294,722

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Provision	838	(364)	1,484	(1,510)	(34)	5	158	422	1,041	2,040
Charge-offs	(15)	—	(173)	—	—	—	—	(15)	(1,160)	(1,363)
Recoveries	24	—	50	423	—	—	—	15	363	875
Ending balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Ending balance individually evaluated for impairment	$795	—	341	—	—	—	—	—	—	1,136
Ending balance collectively evaluated for impairment	$6,349	1,117	10,773	5,997	187	123	889	1,044	1,111	27,590
Loans:
Ending balance	$511,250	97,104	793,379	425,185	19,268	10,760	72,379	98,265	65,452	2,093,042
Ending balance individually evaluated for impairment	$2,569	—	2,471	—	—	—	—	—	—	5,040
Ending balance collectively evaluated for impairment	$508,681	97,104	790,908	425,185	19,268	10,760	72,379	98,265	65,452	2,088,002

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2019
Allowance for loan losses:
Beginning balance	$6,297	1,481	9,753	7,084	221	118	731	622	867	27,174
Provision	285	(261)	1,632	(1,564)	(23)	11	123	338	813	1,354
Charge-offs	(14)	—	—	—	—	—	—	(15)	(824)	(853)
Recoveries	20	—	—	408	—	—	—	15	267	710
Ending balance	$6,588	1,220	11,385	5,928	198	129	854	960	1,123	28,385
Ending balance individually evaluated for impairment	$789	—	915	—	—	—	—	—	—	1,704
Ending balance collectively evaluated for impairment	$5,799	1,220	10,470	5,928	198	129	854	960	1,123	26,681
Loans:
Ending balance	$468,772	106,072	745,080	410,494	20,425	11,204	69,666	90,450	67,602	1,989,765
Ending balance individually evaluated for impairment	$2,648	—	3,195	—	—	—	—	—	—	5,843
Ending balance collectively evaluated for impairment	$466,124	106,072	741,885	410,494	20,425	11,204	69,666	90,450	67,602	1,983,922

Impaired Loans

At September 30, 2020, the Company had certain impaired loans of $311,000 which were on non-accruing interest status. At  December 31, 2019, the Company had certain impaired loans of $2.6 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The rest of the Company's impaired loans as of such dates remained on accruing status. The following table presents the Company’s impaired loans at  September 30, 2020 and  December 31, 2019.

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2020
With no related allowance recorded:
Residential 1-4 family	$139	138	—	377	6
Multifamily	—	—	—	—	—
Commercial real estate	311	311	—	471	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$450	449	—	848	6
With related allowance recorded:
Residential 1-4 family	$1,267	1,265	612	1,335	49
Multifamily	—	—	—	—	—
Commercial real estate	672	668	156	891	24
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,939	1,933	768	2,226	73
Total
Residential 1-4 family	$1,406	1,403	612	1,712	55
Multifamily	—	—	—	—	—
Commercial real estate	983	979	156	1,362	24
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,389	2,382	768	3,074	79

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
Residential 1-4 family	$1,090	1,464	—	1,090	99
Multifamily	—	—	—	—	—
Commercial real estate	951	1,124	—	910	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,041	2,588	—	2,000	116
With related allowance recorded:
Residential 1-4 family	$1,489	1,480	795	1,590	83
Multifamily	—	—	—	—	—
Commercial real estate	1,522	1,520	341	2,015	17
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,011	3,000	1,136	3,605	100
Total:
Residential 1-4 family	$2,579	2,944	795	2,680	182
Multifamily	—	—	—	—	—
Commercial real estate	2,473	2,644	341	2,925	34
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$5,052	5,588	1,136	5,605	216

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

The following table summarizes the carrying balances of TDRs at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(In thousands)
Performing TDRs	$2,168	$3,080
Nonperforming TDRs	638	1,467
Total TDRS	$2,806	$4,547

The following table outlines the amount of each troubled debt restructuring, categorized by loan classification, made during the nine months ended September 30, 2020 and the nine months ended September 30, 2019 (in thousands, except for number of contracts):

	September 30, 2020			September 30, 2019
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	—	$—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	1	111	132	1	109	16
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—	—
Total	1	$111	$132	1	$109	$16

As of September 30, 2020 and September 30, 2019 the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring.

In response to the COVID-19 pandemic and its economic impact to the Bank’s customers, the Bank proactively began providing relief to its customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option.  Following the passage of the CARES Act the Bank expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to its customers as they navigate these uncertain times. Pursuant to interagency regulatory guidance and the CARES Act, the Bank may elect to not classify loans as troubled debt restructurings for which these deferrals are granted between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. As of September 30, 2020, the Bank had 48 loans, totaling $79.1 million in aggregate principal amount for which principal or both principal and interest were being deferred.

As of September 30, 2020, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to approximately $134,000. As of December 31, 2019, the Company did not have any consumer mortgage loans in the process of foreclosure.

Potential problem loans, which include nonperforming loans, amounted to approximately $8.5 million at September 30, 2020 and $10.7 million at December 31, 2019. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating at September 30, 2020 and December 31, 2019:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
September 30, 2020
Credit Risk Profile by Internally Assigned Rating
Pass	$524,750	123,650	845,927	430,537	16,288	8,951	77,086	189,615	71,827	2,288,631
Special Mention	3,929	—	—	32	80	170	311	—	126	4,648
Substandard	2,806	—	594	30	54	118	95	40	88	3,825
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$531,485	123,650	846,521	430,599	16,422	9,239	77,492	189,655	72,041	2,297,104
December 31, 2019
Credit Risk Profile by Internally Assigned Rating
Pass	$503,861	97,104	791,610	424,517	19,106	10,458	72,237	98,243	65,255	2,082,391
Special Mention	2,923	—	—	635	103	174	—	—	101	3,936
Substandard	4,466	—	1,769	33	59	128	142	22	96	6,715
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$511,250	97,104	793,379	425,185	19,268	10,760	72,379	98,265	65,452	2,093,042

Note 3. Leases

Lessee Accounting

The majority of leases in which the Company is the lessee are comprised of real estate property for branches and office space and are recorded as operating leases with terms extending through 2022.

The following table represents lease assets and lease liabilities as of September 30, 2020 and December 31, 2019.

Lease right-of-use assets	Classification	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other Assets	$3,922	2,573

Lease liabilities	Classification	September 30, 2020	December 31, 2019
Operating lease liabilities	Other Liabilities	$4,040	2,614

Note 4. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$116,457	$429	$78	$116,808
Mortgage-backed securities	296,845	6,877	607	303,115
Asset-backed securities	26,717	495	133	27,079
Corporate bonds	2,500	11	—	2,511
Obligations of states and political subdivisions	122,590	3,253	353	125,490
	$565,109	$11,065	$1,171	$575,003

	December 31, 2019
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$59,735	$48	$204	$59,579
Mortgage-backed securities	265,648	2,300	635	267,313
Asset-backed securities	27,531	1	303	27,229
Corporate bonds	—	—	—	—
Obligations of states and political subdivisions	67,293	559	828	67,024
	$420,207	$2,908	$1,970	$421,145

Included in mortgage-backed securities are collateralized mortgage obligations totaling $89,532,000 (fair value of $90,546,000) and $46,994,000 (fair value of $47,442,000) at September 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated market value of debt securities at September 30, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$1,662	$1,663
Due after one year through five years	42,049	42,662
Due after five years through ten years	125,488	127,325
Due after ten years	395,910	403,353
	$565,109	$575,003

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2020	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$37,470	$78	14	$—	$—	—	$37,470	$78
Mortgage-backed securities	66,980	586	23	2,096	21	11	69,076	607
Asset-backed securities	564	6	1	8,792	127	1	9,356	133
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	30,180	335	18	697	18	1	30,877	353
	$135,194	$1,005	56	$11,585	$166	13	$146,779	$1,171

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2019	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$16,507	$114	5	$24,658	$90	9	$41,165	$204
Mortgage-backed securities	45,862	182	21	56,917	453	52	102,779	635
Asset-backed securities	17,807	161	10	7,317	142	4	25,124	303
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	30,423	783	26	3,858	45	10	34,281	828
	$110,599	$1,240	62	$92,750	$730	75	$203,349	$1,970

Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.

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

Note 5. Derivatives

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

A summary of the Company's fair value hedge relationships as of  September 30, 2020 and  December 31, 2019 are as follows (in thousands):

					September 30, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivative
Interest rate swap agreements - loans	Other liabilities	9.67	0.65%	1 month LIBOR	$30,000	(390)	—	—

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Nine Months Ended September 30,
Gain (loss) on fair value hedging relationship	2020	2019
Interest rate swap agreements - loans:
Hedged items	$213	—
Derivative designated as hedging instruments	(390)	—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  September 30, 2020 and  December 31, 2019 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Loans	$30,000	—	213	—

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At September 30, 2020 and December 31, 2019, the Company had approximately $24,420,000 and $10,307,000, respectively, of interest rate lock commitments and approximately $34,750,000 and $14,000,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $979,000 and $328,000 and derivative liabilities of $113,000 and $23,000, respectively, at September 30, 2020 and December 31, 2019. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	September 30, 2020	September 30, 2019
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(90)	78
Interest rate contracts for customers	651	178

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of September 30, 2020 and December 31, 2019 (in thousands):

	In Thousands
	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$24,420	979	10,307	328
Forward contracts related to mortgage loans held-for-sale	34,750	(113)	14,000	(23)

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of September 30, 2020, the Company had outstanding 13,813 options under the 2009 Stock Option Plan with a weighted average exercise price of $33.80.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of September 30, 2020, the Company had 428,071 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of September 30, 2020, the Company had outstanding 149,534 options with a weighted average exercise price of $45.14 and 132,848 cash-settled stock appreciation rights with a weighted average exercise price of $42.86 under the 2016 Equity Incentive Plan.

As of September 30, 2020, the Company had outstanding 163,347 stock options with a weighted average exercise price of $44.18 and 132,848 cash-settled stock appreciation rights each with a weighted average exercise price of $42.86.

The following table summarizes information about stock options and cash-settled SARs for the nine months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	273,039	$41.19	277,820	$40.11
Granted	43,833	55.72	17,833	51.16
Exercised	15,477	36.90	13,278	35.51
Forfeited or expired	5,200	39.69	—	—
Outstanding at end of period	296,195	$43.59	282,375	$41.02
Options and SARs exercisable at September 30	156,700	$40.81	126,201	$39.88

As of  September 30, 2020, there was $1,653,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.84 years.

Note 7. Regulatory Capital

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

Under the Basel III rules, in order to avoid limitations on  capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements were fully phased in on January 1, 2019. The capital conservation buffer threshold for 2019 and the first nine months of 2020 was 2.5%. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. The minimum capital requirements plus the capital conservation buffer now exceed the prompt corrective action (“PCA”) well-capitalized thresholds. PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

The Company’s and Wilson Bank’s Community Bank Leverage Ratio as of  September 30, 2020 are presented in the following table:

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2020
Community Bank Leverage Ratio:
Consolidated	$358,777	11.2%	$224,647	7.0	%(1)
Wilson Bank	355,832	11.1	224,376	7.0	(1)

(1) The Community Bank Leverage Ratio will revert to 9% at the earlier of December 31, 2020 and 60 days following the end of the national emergency declared with respect to COVID-19.

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

The following tables present the financial instruments carried at fair value as of September 30, 2020 and December 31, 2019, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2020
Hedged Loans	$30,160	—	30,160	—
Investment securities available-for-sale:
U.S. Government sponsored enterprises	116,808	—	116,808	—
Mortgage-backed securities	303,115	—	303,115	—
Asset-backed securities	27,079	—	27,079	—
Corporate bonds	2,511	—	2,511	—
State and municipal securities	125,490	—	125,490	—
Total investment securities available-for-sale	575,003	—	575,003	—
Mortgage loans held for sale	36,606	—	36,606	—
Derivatives	979	—	979	—
Bank owned life insurance	34,979	—	—	34,979
Total assets	$677,727	—	642,748	34,979

Derivatives	$503	—	503	—
Total liabilities	$503	—	503	—

December 31, 2019
Hedged Loans	$—	—	—	—
Investment securities available-for-sale:
U.S. Government sponsored enterprises	59,579	—	59,579	—
Mortgage-backed securities	267,313	—	267,313	—
Corporate bonds	—	—	—	—
Asset-backed securities	27,229	—	27,229	—
State and municipal securities	67,024	—	67,024	—
Total investment securities available-for-sale	421,145	—	421,145	—
Mortgage loans held for sale	18,179	—	18,179	—
Derivatives	328	—	328	—
Bank owned life insurance	31,762	—	—	31,762
Total assets	$471,414	—	439,652	31,762

Derivatives	$23	—	23	—
Total liabilities	$23	—	23	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2020
Other real estate owned	$1,030	—	—	1,030
Impaired loans, net (¹)	1,621	—	—	1,621
Total	$2,651	—	—	2,651
December 31, 2019
Other real estate owned	$697	—	—	697
Impaired loans, net (¹)	3,916	—	—	3,916
Total	$4,613	—	—	4,613

(1)	Amount is net of a valuation allowance of $768,000 at September 30, 2020 and $1,136,000 at December 31, 2019 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2020 and December 31, 2019:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2020, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2020 and 2019 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Nine Months Ended September 30,
	2020		2019
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$31,762	—	$30,952	—
Total realized gains included in income	609	—	608	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	2,608	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$34,979	—	$31,560	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$609	—	$608	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and December 31, 2019. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Financial assets:
Cash and cash equivalents	$245,857	245,857	245,857	—	—
Loans, net	2,252,754	2,245,706	—	—	2,245,706
Restricted equity securities	5,089	NA	NA	NA	NA
Accrued interest receivable	7,985	7,985	1	1,988	5,996
Financial liabilities:
Deposits	2,833,582	2,711,573	—	—	2,711,573
Federal Home Loan Bank borrowings	17,183	17,765	—	—	17,765
Accrued interest payable	3,260	3,260	—	—	3,260

December 31, 2019
Financial assets:
Cash and cash equivalents	$159,770	159,770	159,770	—	—
Loans, net	2,057,175	2,053,212	—	—	2,053,212
Restricted equity securities	4,680	NA	NA	NA	NA
Accrued interest receivable	5,945	5,945	5	1,647	4,293
Financial liabilities:
Deposits	2,417,605	2,210,038	—	—	2,210,038
Federal Home Loan Bank borrowings	23,613	23,860	—	—	23,860
Accrued interest payable	3,814	3,814	—	—	3,814

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2020, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2020.

As of and for the nine months ended September 30, 2020, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2016 through 2019 and the IRS for the years ended December 31, 2017 through 2019.

Note 10. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$11,532	$10,266	$29,590	$28,072
Denominator – Weighted average number of common shares outstanding	10,963,411	10,766,738	10,907,251	10,729,065
Basic earnings per common share	1.05	$0.95	2.71	$2.62
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$11,532	$10,266	$29,590	$28,072
Denominator – Weighted average number of common shares outstanding	10,963,411	10,766,738	10,907,251	10,729,065
Dilutive effect of stock options	27,756	20,014	25,674	17,065
Weighted average diluted common shares outstanding	10,991,167	10,786,752	10,932,925	10,746,130
Diluted earnings per common share	1.05	$0.95	2.71	$2.61

Note 11. Commitments and Contingent Liabilities

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2020 is as follows:

Commitments to extend credit	$755,018,000
Standby letters of credit	$78,023,000

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

To date, repurchase activity pursuant to the terms of these representations and warranties or due to early payoffs or payment defaults has been insignificant and has resulted in insignificant losses to the Company.

Based on information currently available, management believes that the Bank does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales or for early payoffs or payment defaults of such mortgage loans.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2020 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Pandemic Impact (COVID-19)

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. On April 2, 2020 the Governor of Tennessee declared a health emergency and issued an order to close all nonessential businesses until further notice. As a financial institution, Wilson Bank was deemed to be an essential business and accordingly, our operations were sustained. Nonetheless, out of concerns for our employees and customers and pursuant to government orders, branch operations were temporarily limited to drive through access and in-person appointments only. To the extent possible, a portion of our staff was moved to remote working locations and teleconferencing practices were established. Starting in late May 2020, the governor of Tennessee and mayors and county executives of the communities in which we operate issued procedures to begin a phased reopening for nonessential businesses. As a part of this reopening our bank has transitioned branch operations back to normal procedures. To date, the operations of our company and the services offered to our customers have not been adversely affected in a material manner. The extent to which COVID-19 impacts our future operations will depend on further developments, which remain highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak and the actions that may be required to contain COVID-19 or treat its impact, including potential new shutdowns or strict social distancing measures. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak has had and may continue to have a material adverse impact on economic and market conditions and trigger a prolonged period of global economic slowdown. While the Company believes this matter could negatively impact its results of operations, cash flows and financial position, the related impact cannot be reasonably estimated at this time. Nevertheless, the outbreak continues to present uncertainty and risk with respect to the Company, its performance and its financial results. Management's ongoing evaluation of the events and conditions as well as management's plans to continue to mitigate these matters are described in the Management's Discussion and Analysis section elsewhere in this report.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a nearly $659 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The Company funded $85.6 million of PPP loans to our small business and other eligible customers, $84.7 million of which remained outstanding as of September 30, 2020.

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

As of September 30, 2020, the Bank had 48 loans, totaling $79.1 million in aggregate principal amount for which principal or both principal and interest were being deferred, compared to 739 loans totaling $540.3 million on deferral at June 30, 2020. Under the applicable guidance, none of these deferrals required a troubled debt restructuring designation as of September 30, 2020.

In connection with our response to COVID-19 we have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including maintaining increased liquidity and reserves supported by a strong capital position. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue for the remainder of 2020 and into 2021.

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

ASU 2016-13, which is known as the Current Expected Credit Losses (CECL) standard, had an effective date of January 1, 2020. Pursuant to the CARES Act, lenders, like us, were given the option to defer the implementation of ASU 2016-13 until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or December 31, 2020, whichever comes first. In addition, the Securities and Exchange Commission (SEC) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, we elected to delay implementation of CECL. See Note 1. Recently Issued Accounting Pronouncements in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for further information regarding our delayed implementation of CECL.

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

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management has determined to be important in making decisions for the bank:

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2020	2019	2020 - 2019 Percent Increase (Decrease)	2020	2019	2020 - 2019 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$1.05	$0.95	10.53%	$2.71	$2.62	3.44%
Diluted earnings per common share	$1.05	$0.95	10.53%	$2.71	$2.61	3.83%
Cash dividends	$0.60	$0.55	9.09%	$1.20	$1.10	9.09%
Dividends declared per share as a percentage of basic earnings per share	57.14%	57.89%	(1.29)%	44.28%	41.98%	5.48%

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2020	2019	2020 - 2019 Percent Increase (Decrease)	2020	2019	2020 - 2019 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Return on average stockholders' equity	12.46%	12.53%	(0.56)%	11.09%	11.97%	(7.35)%
Return on average assets	1.43%	1.51%	(5.30)%	1.31%	1.42%	(7.75)%
Efficiency ratio	56.78%	57.03%	(0.44)%	57.47%	58.54%	(1.83)%

	September 30, 2020	December 31, 2019	2020 - 2019 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets	11.39%	12.06%	(5.56)%
Non-performing asset ratio	0.08%	0.26%	(69.23)%
Book value	$33.77	$31.22	8.17%

Results of Operations

Net earnings increased $1,518,000, or 5.41%,  to  $29,590,000 for the  nine months ended September 30, 2020 , from $28,072,000  in the first  nine months of 2019. Net earnings were $11,532,000 for the quarter ended September 30, 2020, an increase of $1,266,000, or 12.33%, from $10,266,000 for the three months ended  September 30, 2019 and an increase of  $2,505,000, or 27.75%, over the quarter ended June 30, 2020. The increase i n net earnings during the three and  nine months ended September 30, 2020 as compared to the prior year comparable period was primarily due to an increase in net interest income and an increase in non-interest income, partially offset by an increase in non-interest expense. The increase in net interest income is due to an increase in average interest earning asset balances between the relevant periods, including as a result of loans originated pursuant to the PPP, partially offset by a decrease in rates and increased provision for loan losses. The increase in non-interest expense resulted from the Company's continued growth.

Return on average assets (ROA) is the most common benchmark for bank profitability and is calculated by taking our annualized net earnings and dividing by the average assets for the relevant period. ROA measures a company’s return on investment in a format that is easily comparable to other financial institutions. It is particularly important to the Company as is it serves as the basis for certain executive and employee bonuses. The ROA for the periods ended  September 30, 2020 and 2019 were  1.31% and 1.42%, respectively. The ROA for the three months ended September 30, 2020 and 2019 were  1.43% and 1.51%, respectively. The decrease in ROA for the three and  nine months ended September 30, 2020 compared to the prior year comparable periods was primarily attributable to a decrease in the yield earned on all earning assets that outpaced the decrease in rates paid on our interest-bearing liabilities which resulted from a decrease in rates enacted by the Federal Reserve. The influx of deposit money that resulted from the Federal stimulus package also contributed to the decrease in ROA as deposits increased faster than loans, causing a corresponding increase in investment securities and low interest-bearing deposit accounts with other financial institutions.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and nine month periods ended September 30, 2020 and September 30, 2019 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2020			September 30, 2019			September 30, 2020 versus September 30, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (2) (3)	$2,269,394	5.11%	$28,590	$2,004,578	5.41%	$27,035	$9,722	$(8,167)	$1,555
Investment securities—taxable	464,827	1.49	1,739	386,017	2.38	2,318	2,228	(2,807)	(579)
Investment securities—tax exempt	77,630	1.77	346	43,797	1.97	217	264	(135)	129
Taxable equivalent adjustment (1)	—	0.47	92	—	0.52	57	67	(32)	35
Total tax-exempt investment securities	77,630	2.24	438	43,797	2.49	274	331	(167)	164
Total investment securities	542,457	1.60	2,177	429,814	2.39	2,592	2,559	(2,974)	(415)
Loans held for sale	29,586	2.23	166	9,525	3.54	85	281	(200)	81
Federal funds sold	1,878	—	—	21,865	2.05	113	(54)	(59)	(113)
Accounts with depository institutions	243,848	0.15	91	110,373	1.86	517	1,901	(2,327)	(426)
Restricted equity securities	5,089	2.27	29	4,680	3.73	44	22	(37)	(15)
Total earning assets	3,092,252	4.06	31,053	2,580,835	4.72	30,386	14,431	(13,764)	667	2.20%
Cash and due from banks	17,489			10,911
Allowance for loan losses	(34,467)			(28,260)
Bank premises and equipment	59,195			58,573
Other assets	76,077			71,760
Total assets	$3,210,546			$2,693,819

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2020			September 30, 2019			September 30, 2020 versus September 30, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$708,485	0.17%	$294	$527,077	0.47%	$619	$990	$(1,315)	$(325)
Money market demand accounts	899,993	0.37	829	742,352	0.85	1,592	1,746	(2,509)	(763)
Time Deposits	621,118	1.72	2,685	640,845	2.09	3,371	(102)	(584)	(686)
Other savings	181,578	0.39	180	136,378	0.63	215	282	(317)	(35)
Total interest-bearing deposits	2,411,174	0.66	3,988	2,046,652	1.12	5,797	2,916	(4,725)	(1,809)
Federal Home Loan Bank advances	18,374	2.68	124	28,237	2.67	190	(73)	7	(66)
Federal funds purchased	—	—	—	2,369	0.67	4	(2)	(2)	(4)
Total interest-bearing liabilities	2,429,548	0.67	4,112	2,077,258	1.14	5,991	2,841	(4,720)	(1,879)	(31.36%)
Non-interest bearing deposits	385,232			273,944
Other liabilities	27,615			17,568
Stockholders’ equity	368,151			325,049
Total liabilities and stockholders’ equity	$3,210,546			$2,693,819
Net interest income, on a tax equivalent basis			$26,941			$24,395	$11,590	$(9,044)	$2,546	10.44%
Net yield on earning assets (4)		3.54%			3.80%
Net interest spread (5)		3.39%			3.58%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $3.4 million and $2.1 million are included in interest income in 2020 and 2019, respectively, inclusive, in 2020, of $700,000 in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2020			September 30, 2019			September 30, 2020 versus September 30, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (2) (3)	$2,214,227	5.23%	$85,120	$2,026,406	5.28%	$79,020	$7,255	$(1,155)	$6,100
Investment securities—taxable	406,277	1.84	5,609	335,524	2.56	6,428	1,716	(2,535)	(819)
Investment securities—tax exempt	64,074	1.79	859	35,429	2.02	535	426	(102)	324
Taxable equivalent adjustment (1)	—	0.48	228	—	0.53	142	113	(27)	86
Total tax-exempt investment securities	64,074	2.27	1,087	35,429	2.55	677	539	(129)	410
Total investment securities	470,351	1.90	6,696	370,953	2.56	7,105	2,255	(2,664)	(409)
Loans held for sale	20,701	2.53	392	8,512	3.61	230	286	(124)	162
Federal funds sold	9,371	0.80	56	10,872	2.10	171	(21)	(94)	(115)
Accounts with depository institutions	188,295	0.34	485	115,422	1.91	1,652	1,068	(2,235)	(1,167)
Restricted equity securities	4,889	2.62	96	4,092	4.70	144	37	(85)	(48)
Total earning assets	2,907,834	4.34	92,845	2,536,257	4.71	88,322	10,880	(6,357)	4,523	5.12%
Cash and due from banks	16,335			10,054
Allowance for loan losses	(31,267)			(27,947)
Bank premises and equipment	59,595			58,283
Other assets	73,179			72,950
Total assets	$3,025,676			$2,649,597

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2020			September 30, 2019			September 30, 2020 versus September 30, 2019
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$642,125	0.22%	$1,064	$518,857	0.47%	$1,807	$559	$(1,302)	$(743)
Money market demand accounts	860,824	0.45	2,898	740,923	0.85	4,699	1,051	(2,852)	(1,801)
Time Deposits	621,367	1.83	8,509	640,472	2.00	9,566	(277)	(780)	(1,057)
Other savings	164,284	0.43	533	136,145	0.63	639	169	(275)	(106)
Total interest-bearing deposits	2,288,600	0.76	13,004	2,036,397	1.10	16,711	1,502	(5,209)	(3,707)
Federal Home Loan Bank advances	20,389	2.69	410	20,456	2.68	410	(1)	1	—
Federal funds purchased	—	—	—	798	0.67	4	(2)	(2)	(4)
Total interest-bearing liabilities	2,308,989	0.78	13,414	2,057,651	1.11	17,125	1,499	(5,210)	(3,711)	(21.67%)
Non-interest bearing deposits	336,119			264,520
Other liabilities	24,193			13,994
Stockholders’ equity	356,375			313,432
Total liabilities and stockholders’ equity	$3,025,676			$2,649,597
Net interest income, on a tax equivalent basis			$79,431			$71,197	$9,381	$(1,147)	$8,234	11.57%
Net yield on earning assets (4)		3.72%			3.80%
Net interest spread (5)		3.56%			3.60%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $9.2 million and $5.8 million are included in interest income in 2020 and 2019, respectively, inclusive, in 2020, of $2.8 million in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the nine months ended September 30, 2020 and 2019 was 3.72% and 3.80%, respectively, and 3.54% and 3.80% for the quarter ended September 30, 2020 and 2019, respectively. The decrease in net yield on earning assets was due to a decrease in the yield earned on all earning assets that outpaced the decrease in rates paid on our interest-bearing liabilities. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, decreased 150 basis points late in the first quarter of 2020, decreased 50 basis points during the third quarter of 2019, and decreased 25 basis points during the fourth quarter of 2019 as a result of reductions in the federal funds rate by the Federal Reserve. In the third quarter of 2020 the Fed announced it did not expect to raise rates until the end of 2023 at the earliest. The yield on loans decreased due to the declining rate environment discussed above, which was partially offset by an increase in loans qualified to receive state income tax credit and the impact of fees we were entitled to receive in connection with the origination of SBA PPP loans. The yield on securities decreased due to the declining rate environment discussed above, in which higher yielding securities were called and were replaced with securities yielding lower market rates. The net interest spread was 3.56% and 3.60% for the nine months ended September 30, 2020 and September 30, 2019, respectively, and 3.39% and 3.58% for the quarter ended September 30, 2020 and 2019, respectively. The rate we pay on our deposits decreased in the three and nine months ended September 30, 2020 when compared to the comparable periods in 2019, as we decreased the rates on several of our deposit products in response to decreases in short-term rates throughout 2019 and the first quarter of 2020. As a result of the significant reduction in short-term rates and the tremendous uncertainty resulting from COVID-19, our net yield on earning assets could continue to decline during the remainder of 2020 and into 2021 as could our net interest spread as the impact of the declining rate environment will more quickly impact our earning assets than our interest-bearing liabilities, and competitive pressures in our markets may limit our ability to reduce the rates we pay on our interest bearing liabilities. Efforts to maintain elevated levels of on-balance sheet liquidity will also likely negatively impact our net yield on earning assets.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and nine months ended September 30, 2020 totaled $26,849,000 and $79,203,000, respectively, compared to $24,338,000 and $71,055,000 for the same periods in 2019, an increase of $2,511,000 and $8,148,000, between respective periods.

The increase in interest income for the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019 was primarily attributable to an overall increase in average loans, and the resulting increase in the net interest and fees earned on loans, which included SBA fees earned on PPP loans totaling $2,800,000. The ratio of average earning assets to total average assets for the three and nine months ended September 30, 2020 was  96.3% and 96.1%, respectively, compared to 95.8% and 95.7% for the same periods in 2019.

The decrease in interest expense for the three and nine months ended September 30, 2020 as compared to the prior year's comparable periods was primarily due to a decrease in the rates of average interest bearing deposits, reflecting the declining rate environment that we experienced throughout 2019 and the first quarter of 2020.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the nine months ended September 30, 2020 was $6,631,000, an increase of $5,277,000 from the provision of $1,354,000 incurred in the first nine months of 2019. The provision for loan losses for the quarter ended September 30, 2020 was $1,038,000, up $871,000 from the provision of $167,000 incurred in the third quarter of 2019 and down $3,086,000 from the $4,124,000 incurred in the second quarter of 2020. The increase in provision expense for the three and nine months ended September 30, 2020 from the comparable periods in 2019 is primarily attributable to increasing our allowance for loans losses as a result of growth in the loan portfolio and in response to the current economic disruption related to COVID-19. The decrease in provision expense for the third quarter of 2020 when compared to the second quarter of 2020 is in response to the lack of charge-offs, decrease in classified loans, non-performing loans and impaired loans, and management's evaluation of the overall credit quality of the loan portfolio. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include changes in the amount and composition of the loan portfolio, review of specific problem loans, past due and nonperforming loans, change in lending staff, the recommendations of the Company’s regulators, and current economic conditions that may affect the borrowers’ ability to repay.

The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans recovered for the first nine months of 2020 totaled approximately $84,000 compared to approximately $143,000 in net charge-offs during the first nine months of 2019. The volume of net loans charged off for the third quarter of September 30, 2020 totaled approximately $63,000 compared to approximately $52,000 in net charge-offs during the third quarter of 2019. Though tremendous uncertainty remains regarding the length and severity of COVID-19's impact, we believe it is probable net charge-offs will increase over the remainder of 2020 and 2021.

The allowance for loan losses (net of charge-offs and recoveries) was $35,441,000 at September 30, 2020, an increase of $6,715,000 or 23.38%, from $28,726,000 at December 31, 2019, and of $7,056,000, or 24.86%, from $28,385,000 at September 30, 2019. The allowance for loan losses was 1.55% of total loans outstanding at September 30, 2020, compared to 1.38% at December 31, 2019 and 1.43% at September 30, 2019. As a percentage of nonperforming loans at September 30, 2020, December 31, 2019, and September 30, 2019, the allowance for loan losses represented 2,767%, 359% and 579%, respectively. The internally classified loans as a percentage of the allowance for loan losses were 23.9% and 42.6%, respectively, at September 30, 2020 and 2019.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company's independent Loan Review Department, consideration of current economic conditions and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. See the discussion above under “Critical Accounting Estimates” for more information. While the severity of the impact of the COVID-19 pandemic for individuals, small businesses and corporations is still not fully known, leading economic indicators suggest that deteriorated economic conditions are likely to continue at least for the remainder of 2020 and into 2021. In an effort to recognize an appropriate allowance for loan losses, management incorporated qualitative factors into our quarterly assessment during the three and nine months ended September 30, 2020, including current economic conditions and value of collateral considerations, to increase the Company's reserve for the potential impact of the COVID-19 pandemic. Of the $1,038,000 total provision for loan loss that was recorded in the third quarter of 2020, a significant portion was attributable to management's estimates of the continued impact of the COVID-19 pandemic on our loan portfolio. Management believes the allowance for loan losses at September 30, 2020 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred in excess of the amount included in such expectations, the allowance for loan losses may require an increase through additional provision for loan losses expense which would negatively impact earnings. Moreover, though we have deferred the implementation of CECL at this time pursuant to relief offered by the CARES Act, when we become obligated to adopt CECL we are likely to have to increase our allowance for loan losses. As of September 30, 2020, we currently believe the adoption of ASU 2016-13 would have resulted in an approximately 4 - 6% increase in our allowance for loan losses over the level recorded at September 30, 2020. Although our current CECL calculation came out to be about the same as our calculation under the incurred loss model, under CECL we would have added an additional reserve related to COVID-19, thus causing the estimated 4 - 6% increase.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,391	$1,756	$(365)	(20.79%)	$4,159	$5,114	$(955)	(18.67%)
Other fees and commissions	4,063	3,765	298	7.92	11,468	10,660	808	7.58
Income on BOLI and annuity contracts	214	204	10	4.90	609	608	1	0.16
Gain on sale of loans	3,775	1,870	1,905	101.87	6,808	5,131	1,677	32.68
Loss on the sale of fixed assets	(4)	(1)	(3)	300.00	(4)	(2)	(2)	100.00
Gain (loss) on sale of other real estate	(8)	(35)	27	(77.14)	652	(48)	700	(1,458.33)
Gain (loss) on sale of securities	—	41	(41)	(100.00)	425	(268)	693	(258.58)
Gain (loss) on sale of other assets	2	(3)	5	(166.67)	2	(3)	5	(166.67)
Other Income	61	—	61	100.00	61	—	61	100.00
Total non-interest income	$9,494	$7,597	$1,897	24.97%	$24,180	$21,192	$2,988	14.10%

The increase in non-interest income for the three months ended September 30, 2020 when compared to the comparable period in 2019 is primarily attributable to an increase in gain on sale of loans and an increase in other fees and commissions, partially offset by a decrease in service charges on deposit accounts. The increase in non-interest income for the nine months ended September 30, 2020 when compared to the comparable period in 2019 is primarily attributable to an increase in gain on sale of loans, an increase in other fees and commissions, an increase in gain on sale of other real estate, and an increase in the gain on sale of securities, partially offset by a decrease in service charges on deposit accounts.

Gain on sale of loans increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019, as a result of the mortgage industry experiencing heightened demand in 2020. This increased demand was due to mortgage rates hitting all-time lows as a result of quantitative easing and the government's purchase of mortgage backed securities, as well as strong demand and related housing starts in Wilson County and the surrounding counties in which we serve. We currently expect mortgage demand to remain elevated through the fourth quarter of 2020.

Other fees and commissions increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increase for the three months ended September 30, 2020 is primarily due to an increase in debit card interchange fee income. The increase for the nine months ended September 30, 2020 is primarily due to an increase in debit card interchange fee income, credit card interchange fee income, and an increase in brokerage income. Debit card interchange fee income and credit card interchange fee income increased due to an increase in the number and volume of card holders and transactions. Brokerage income increased due to client acquisition and the opening of new investment accounts. Brokerage income was also aided by the strong recovery in the stock market from first quarter lows resulting from the COVID-19 pandemic.

Gain on sale of securities increased from a loss on sale of securities for the nine months ended September 30, 2020 compared to the same period in 2019. The loss on sale of securities in 2019 was due to management's decision to sell securities for a loss and reinvest the proceeds in higher yielding assets. The gain on sale of securities in 2020 was due to management's opportunistic trading to recognize additional income.

Service charges on deposit accounts decreased during the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to a decrease in service charges earned on insufficient income that resulted from the economic stimulus payments received by our customers and corresponding increases in deposit account balances and less consumer spending as a result of COVID-19.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$11,956	$10,440	$1,516	14.52%	$34,573	$31,101	$3,472	11.16%
Occupancy expenses, net	1,406	1,242	164	13.20	3,879	3,567	312	8.75
Advertising & public relations expense	702	540	162	30.00	1,790	1,638	152	9.28
Furniture and equipment expense	849	784	65	8.29	2,417	2,337	80	3.42
Data processing expense	1,298	1,161	137	11.80	3,715	3,136	579	18.46
ATM & interchange expense	1,054	867	187	21.57	2,805	2,529	276	10.91
Directors’ fees	142	142	—	—	439	404	35	8.66
Audit, legal & consulting expenses	233	372	(139)	(37.37)	620	1,096	(476)	(43.43)
Other operating expenses	2,996	2,664	332	12.46	9,175	8,196	979	11.94
Total non-interest expense	$20,636	$18,212	$2,424	13.31%	$59,413	$54,004	$5,409	10.02%

The increase in non-interest expense for the three months ended September 30, 2020 when compared to the comparable period in 2019 is primarily attributable to an increase in salaries and employee benefits, an increase in other operating expenses, an increase in ATM & interchange expense, and an increase in occupancy expenses. The increase in non-interest expense for the nine months ended September 30, 2020 when compared to the comparable period in 2019 is primarily attributable to an increase in salaries and employee benefits, an increase in other operating expenses, an increase in data processing expenses, an increase in ATM & interchange expense, and an increase in occupancy expenses, partially offset by a decrease in audit, legal and consulting expenses.

Salaries and employee benefits increased primarily due to an increase in the number of employees necessary to support the Company’s growth in operations. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow though the growth rate may slow as a result of COVID-19's likely impact on our hiring plans.

Other operating expenses increased primarily due to an increase in professional fees related to PPP loans.

Data processing expenses increased primarily due to an increase in computer maintenance and computer licenses. These expenses included upgrades of our current systems as well as additional investments in computer software, an increase in I.T. consulting expense and an increase in computer home banking expense resulting from the evolution of our new mobile application. The mobile banking expense is now incurred on a per user basis as opposed to an overall flat fee.

Occupancy expenses increased primarily due to an increase in maintenance and repairs on buildings, an increase in deprecation expense on buildings resulting from improvements, an increase in lease agreements, and an increase in sanitation supplies and protective facial masks related to COVID-19.

ATM & interchange expense increased primarily due to an increase in debit card interchange fee expense as well as an increase in ATM expenses resulting from the purchase of new ATMs for all existing locations.

Audit, legal and consulting expenses decreased primarily due to a decrease in legal and professional fees associated with the Company's general operations.

As a financial institution, Wilson Bank was deemed to be an essential business and accordingly, our operations were not limited or restricted by government-mandated shutdowns. To the extent possible, a portion of our staff was moved to remote working locations and teleconferencing practices were established. Wilson Bank is dedicated to retaining our employees and providing a stable income to them throughout this global pandemic; therefore, the Company does not anticipate salary and employee benefit expenses to decrease.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by taking our non-interest expense divided by our net interest income plus non-interest income. Our efficiency ratio for the nine months ended September 30, 2020 and 2019 were 57.47% and 58.54%, respectively.

Income Taxes

The Company’s income tax expense was $7,749,000 for the nine months ended September 30, 2020, a decrease of $1,068,000 over the comparable period in 2019. Income tax expense was $3,137,000 for the quarter ended September 30, 2020, a decrease of $153,000 over the same period in 2019. The percentage of income tax expense to net income before taxes was 20.75% and 23.90% for the nine months ended September 30, 2020 and September 30, 2019, respectively, and 21.39% and 24.27% for the quarters ended September 30, 2020 and 2019, respectively. The decrease in the percentage of income tax expense to earnings before taxes is primarily due to additional state tax credits that lowered our effective tax rate. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $462,425,000, or 16.55%, to $3,256,634,000 at September 30, 2020 from $2,794,209,000 at December 31, 2019. Total assets increased $93,024,000, or 2.94%, at September 30, 2020 from June 30, 2020. Loans, net of allowance for loan losses, totaled $2,252,754,000 at September 30, 2020, a 9.51% increase compared to $2,057,175,000 at December 31, 2019. Net loans increased $10,343,000, or 0.46%, from June 30, 2020 to September 30, 2020. In the first half of 2019 management made a strategic decision to begin focusing loan growth in the commercial and industrial and residential 1-4 family segments of our loan portfolio, which have historically grown at slower rates than the other segments of the portfolio. As a result, loan growth slowed in 2019. In the first nine months of 2020 loan growth increased in the commercial and industrial segment, the commercial real estate segment, the multifamily segment, and the residential 1-4 family segment of our portfolio. Commercial and industrial loans increased 93.00% and 109.68%, respectively, from December 31, 2019 and September 30, 2019 to September 30, 2020, and comprised 8.26% of the Company's loan portfolio at September 30, 2020, compared to 4.69% at December 31, 2019 and 4.55% at September 30, 2019. This increase was largely attributable to the demand for PPP loans by small businesses and individuals as a result of the COVID-19 pandemic. The Company funded $85.6 million of PPP loans to our small business and other eligible customers, $84.7 million of which remained outstanding as of September 30, 2020. Commercial real estate loans increased 6.70% and 13.61%, respectively, from December 31, 2019 and September 30, 2019 to September 30, 2020, and comprised 36.85% of the Company’s loan portfolio at September 30, 2020, compared to 37.91% at December 31, 2019 and 37.45% at September 30, 2019. The increase in commercial real estate loans is a result of an increase in demand for such loans in the overall economy and the Company’s markets prior to the onset of COVID-19 as well as the completion of some construction projects converting to permanent financing. Multifamily loans increased 27.34% and 16.57%, respectively, from December 31, 2019 and September 30, 2019 to September 30, 2020, and comprised 5.38% of the Company's loan portfolio at September 30, 2020, compared to 4.64% at December 31, 2019 and 5.33% at September 30, 2019. This increase was largely attributable to the completion of a large project which transitioned to permanent financing. Residential 1-4 family loans increased 3.96% and 13.38%, respectively, from December 31, 2019 and September 30, 2019 to September 30, 2020, and comprised 23.14% of the Company's loan portfolio at September 30, 2020, compared to 24.43% at December 31, 2019 and 23.56% at September 30, 2019. The increase in residential 1-4 family real estate loans is a result of an increase in demand for such loans due to, among other things, favorable interest rates resulting from the declining rate environment experienced in the third quarter of 2019 and the first quarter of 2020.

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

The COVID-19 pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closure of many businesses, "shelter in place", modified or phased economic reopening plans and other governmental orders and directives, and reduced consumer spending due to both job losses and other effects attributable to COVID-19. Many unknowns remain surrounding this situation. Although the Company has not experienced a decrease in demand from its customers for loan-related products, if the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company could experience a decrease in demand for loans and the financial condition of the Company could be negatively impacted. The complete extent to which the COVID-19 outbreak will impact loan demand and thus affect financial results remains uncertain.

Securities increased $153,858,000, or 36.53%, to $575,003,000 at September 30, 2020 from $421,145,000 at December 31, 2019 and increased $78,697,000, or 15.86%, from June 30, 2020 due to deposit growth that has outpaced loan growth. The current rate environment also caused the fair market value on the securities portfolio to increase from December 31, 2019 to September 30, 2020. The average yield, excluding tax equivalent adjustment, of the securities portfolio at September 30, 2020 was 1.75% with a weighted average life of 7.75 years, as compared to an average yield of 2.42% and a weighted average life of 7.08 years at December 31, 2019. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt and equity securities classified as held-to-maturity or trading securities at September 30, 2020 or December 31, 2019.

Premises and equipment decreased $1,425,000, or 2.36%, from December 31, 2019 to September 30, 2020. The primary reason for the decrease was due to current year depreciation of $3,155,000, offset by the purchase of new ATMs for all existing locations.

The increase in deposits, including those resulting from funded PPP loans and stimulus checks, outpaced loan growth causing interest bearing deposits with other financial institutions to increase to $220,311,000 at September 30, 2020 from $126,827,000 at December 31, 2019. At June 30, 2020, these deposits totaled $240,927,000. The decrease in interest bearing deposits of $20,616,000 from the second quarter of 2020 to the third quarter of 2020 was due to the purchase of additional securities.

Total liabilities increased by 17.44% to $2,885,743,000 at September 30, 2020 compared to $2,457,225,000 at December 31, 2019. Total liabilities increased $82,844,000, or 2.96%, at September 30, 2020 from the quarter ended June 30, 2020. The increase in total liabilities since December 31, 2019 was composed of a $415,977,000, or 17.21%, increase in total deposits, and a $18,971,000, or 118.52%, increase in accrued interest and other liabilities, partially offset by a $6,430,000, or 27.23%, decrease, in Federal Home Loan Bank advances. The increase in total deposits since December 31, 2019 was primarily attributable to management's strategic decision to grow market share through targeted marketing strategies in our newer markets that resulted in the opening of new accounts and the government issued economic stimulus relief attributable to COVID-19. Deposit growth was also the result of PPP loan proceeds being deposited in the Bank pending use of the funds by the borrower and reduced consumer spending as a result of the pandemic. The increase in accrued interest and other liabilities since December 31, 2019 was primarily attributable to an increase in employee bonus payable, lease payable, and escrow payable. The decrease in Federal Home Loan Bank advances was due to scheduled principal payments that reduced the outstanding balance. At September 30, 2020, our borrowing capacity with the Federal Home Loan Bank of Cincinnati totaled $306,666,000. The Bank pledges substantially all of its 1-4 family residential real estate loans to secure its borrowings from the Federal Home Loan Bank of Cincinnati.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of September 30, 2020 and December 31, 2019.

Loans on Nonaccrual Status

	In Thousands
	September 30,	December 31,
	2020	2019
Residential 1-4 family	$—	$949
Multifamily	—	—
Commercial real estate	311	1,661
Construction	—	—
Farmland	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$311	$2,610

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2020
Residential 1-4 family	$374	71	400	845	530,640	531,485	$400
Multifamily	—	—	—	—	123,650	123,650	—
Commercial real estate	149	—	361	510	846,011	846,521	50
Construction	102	—	79	181	430,418	430,599	79
Farmland	—	—	5	5	16,417	16,422	5
Second mortgages	—	—	—	—	9,239	9,239	—
Equity lines of credit	31	32	97	160	77,332	77,492	97
Commercial	22	—	—	22	189,633	189,655	—
Agricultural, installment and other	211	58	12	281	71,760	72,041	12
Total	$889	161	954	2,004	2,295,100	2,297,104	$643
December 31, 2019
Residential 1-4 family	$4,760	799	2,336	7,895	503,355	511,250	$1,387
Multifamily	—	—	—	—	97,104	97,104	—
Commercial real estate	500	—	1,661	2,161	791,218	793,379	—
Construction	1,535	147	594	2,276	422,909	425,185	594
Farmland	57	—	8	65	19,203	19,268	8
Second mortgages	—	—	100	100	10,660	10,760	100
Equity lines of credit	143	—	372	515	71,864	72,379	372
Commercial	71	30	—	101	98,164	98,265	—
Agricultural, installment and other	517	116	46	679	64,773	65,452	46
Total	$7,583	1,092	5,117	13,792	2,079,250	2,093,042	$2,507

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at September 30, 2020 totaled $954,000, a decrease from $5,117,000 at December 31, 2019. The decrease in non-performing loans during the nine months ended September 30, 2020 of $4,163,000 is due primarily to the payoff of three large loan relationships and the pay-down of one large loan relationship. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values or further, or greater than anticipated, economic disruption resulting from COVID-19. Although deterioration of the real estate market is not currently apparent, the prolonged coronavirus outbreak could have a material adverse impact on economic and market conditions and could potentially cause a negative impact on the value of real estate being held as collateral. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact to the value of real estate; however, the pandemic presents continued uncertainty and risk with respect to the Company, its performance, and its financial results.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, non-accrual loans and other real estate owned divided by our total assets outstanding. Our NPA ratio for the periods ended September 30, 2020 and December 31, 2019 were 0.06% and 0.21%, respectively. The NPA ratio was favorably impacted by the payment deferrals we offered customers under the CARES Act.

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

At September 30, 2020 the Company had impaired loans of $2,389,000 down from $5,052,000 at December 31, 2019. The decrease in impaired loans during the nine months ended September 30, 2020 as compared to December 31, 2019 is due to the removal of one impaired loan relationship, the pay-down of one large loan relationship, and the payoff of two large loan relationships. Overall, prior to the onset of the COVID-19 pandemic the Company’s market areas had seen continued strengthening in the residential real estate market in recent years while the commercial real estate market had remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $1,741,000 to $2,806,000 from December 31, 2019 to September 30, 2020 due to the pay-down of one large loan relationship and the payoff of two large loan relationships that were classified as TDRs at December 31, 2019. The CARES Act and interagency guidance provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for those loans which have been granted deferrals due to the effects of COVID-19. If the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company anticipates an increase in TDRs and the financial condition of the Company could be negatively impacted. The extent to which the COVID-19 outbreak will impact our financial results and asset quality remains uncertain. For more information regarding the deferrals we have offered to our customers see “Impact of COVID-19” above.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net recoveries for the nine months ended September 30, 2020 were $84,000 as compared to $143,000 in net charge-offs for the same period in 2019. Overall, the Bank has experienced minimal charge-offs during 2020; however if the COVID-19 pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company anticipates an increase in charge-offs and the financial condition of the Company could be negatively impacted. The extent to which the COVID-19 outbreak will impact financial results remains uncertain.

At September 30, 2020, our internally classified loans had decreased $2,178,000, or 20.45%, to $8,473,000 from $10,651,000 at December 31, 2019 primarily due to the pay-down of one internally classified loan relationship and payoffs of several internally classified loan relationships. Classified loan balances have remained relatively consistent due to favorable economic conditions prior to the onset of the COVID-19 pandemic. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. As with other asset quality measures, prolonged economic disruption as a result of the ongoing COVID-19 pandemic will likely result in increased levels of classified loans.

The largest categories of internally graded loans at September 30, 2020 were residential real estate mortgage loans and commercial real estate. Included within the residential real estate category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $7,625,000 and $8,663,000 at September 30, 2020 and December 31, 2019, respectively. Commercial real estate loans that are internally classified totaled $594,000 and $1,769,000 at September 30, 2020 and December 31, 2019, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. The $1,038,000 decrease in internally graded residential real estate loans since December 31, 2019 was due to the payoff of several internally classified loan relationships. The $1,175,000 decrease in internally graded commercial real estate loans since December 31, 2019 was due to the payoff of one large loan relationship and pay-down of one large loan relationship. As of September 30, 2020, the Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers have stabilized. The COVID-19 pandemic has had a notable impact on general economic conditions and there are many unknowns surrounding this situation. If the pandemic continues for an extended period of time and the economy continues to be negatively impacted, the Company anticipates an increase in internally graded loans and the financial condition of the Company could be negatively impacted.

Many of the Bank's customers have been negatively impacted by the COVID-19 pandemic either through supply chain shortages, government mandated closures, job loss, furloughs, salary decreases, reduced consumer spending and a reduced workforce, among many other factors. In an effort to provide relief to those customers, the Bank proactively began providing relief to our customers in mid March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. The first week of April 2020, the Bank expanded its efforts to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they navigate these uncertain economic times. As of September 30, 2020, the Bank had 48 loans, totaling $79.1 million in aggregate principal amount for which principal or both principal and interest were being deferred, compared to 739 loans totaling $540.3 million on deferral at June 30, 2020. The Bank is monitoring its loan portfolio on a weekly basis to identify the segments that are utilizing the COVID relief efforts and the overall percentage of the loan portfolio that has taken advantage of the relief. These reports are being reviewed by executive management and appropriately communicated to the Board of Directors.

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

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. At September 30, 2020, the Company’s liquid assets totaled $545.1 million. Additionally, as of September 30, 2020, the Company had available approximately $95.2 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $306.7 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At September 30, 2020, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets, and in a rising rate environment liability sensitivity could cause net yield on earning assets to experience compression which would negatively impact net interest income. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. Liability sensitivity generally should lead to an expansion in net yield on earning assets in a declining rate environment, as we are currently experiencing, but for that to occur the Bank will need to reprice its deposits more quickly than it reprices rates it earns on loans. As discussed elsewhere herein, the Bank anticipates that its net yield on earning assets is likely to contract for the remainder of 2020 and into 2021 because of competitive pressures in its markets and the impacts of the COVID-19 pandemic.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2020, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(5.13)%	(3.58)%	(1.43)%	2.28%	3.25%
EVE	(7.79)%	(10.58)%	3.98%	6.94%	7.82%

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At September 30, 2020, securities totaling approxim ately $16,907,000 matur e or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2020 , loans totaling approximately $706,696,000 either will becom e due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at September 30, 2020 , certificates of deposit of $250,000 or greater totaling approximately $63,354,000 wil l become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

At September 30, 2020, the scheduled maturities of the Federal Home Loan Bank advances and interest rates were as follows (scheduled maturities will differ from scheduled repayments):

(in thousands)
Scheduled Maturities	Amount	Weighted Average Rates
2020	$ —	—%
2021	1,000	2.67
2022	1,500	2.68
2023	1,875	2.68
2024	12,808	2.67
Thereafter	—	—
	$ 17,183	2.67%

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

Off Balance Sheet Arrangements

At September 30, 2020, we had unfunded loan commitments outstanding of $755,018,000 and outstanding standby letters of credit of $78,023,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2020, total stockholders’ equity was $370,891,000, or 11.39% of total assets, which compares with $336,984,000, or 12.06% of total assets, at December 31, 2019. The dollar increase in stockholders’ equity during the nine months ended September 30, 2020 results from the Company’s net income of $29,590,000, proceeds from the issuance of common stock related to exercise of stock options of $347,000, the net effect of a $8,956,000 unrealized gain on investment securities net of applicable income tax expense of $2,341,000, cash dividends declared of $13,013,000 of which $10,056,000 was reinvested under the Company’s dividend reinvestment plan, and $312,000 related to stock option compensation.

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

The COVID-19 pandemic and the government response to such pandemic has materially changed the reported market risks during the nine months ended September 30, 2020. Since March 3, 2020, the Federal Reserve has lowered the Fed Funds benchmark rate by a full 1.5 percentage points to a target range of 0 percent to 0.25 percent. In the third quarter of 2020 the Fed announced they would not likely be moving rates until the end of 2023 at the earliest. The Fed also announced it would purchase more Treasury securities to encourage lending to try to offset the impact of the coronavirus outbreak. This was an emergency response as the coronavirus escalated sharply in the United States, with stay-at-home orders and directives in nearly all states, mandatory business closures and mandatory work-from-home policies. Because economic indicators suggested that a recession was impending, the Federal Reserve stepped in with a broad array of monetary policy actions including direct lending to banks and corporations, expanding the scope of repurchase agreements, lowering the reserve requirements for banks at the federal reserve and supporting small and mid size businesses. As discussed in the Management's Discussion and Analysis section above, the Bank has experienced some compression to its net yield on earning assets due to the rate cuts enacted by the Federal Reserve. The extent to which the COVID-19 pandemic and the response by federal, state and local governments will ultimately impact the financial performance of the Bank is uncertain and management continues to actively monitor and adopt to the rapid market changes.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To combat the spread of COVID-19, federal, state and local governments, including the Governor of the state of Tennessee and mayors or county executives of many of the communities in which we operate, have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers. These actions have included orders or directives closing non-essential businesses and restricting movement of individuals through the issuance of shelter-in-place or safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. At times, the actions being taken by governmental authorities are not always coordinated or consistent across the state of Tennessee and the impact of those actions across our markets may be uneven. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in consumer and commercial activity. Many businesses are experiencing significant declines in revenue and there has been a rapid rise in unemployment rates throughout our markets with corresponding negative effects on consumer spending and behavior. Global supply chains have also been negatively impacted as have equity and debt markets. Whether the efforts to stop the spread of COVID-19 will be successful is unknown at this time, as in recent weeks the number of cases, hospitalizations and deaths in our markets have once again risen, and continued spread of the disease or a continuation of the higher levels of cases, hospitalizations and deaths over the remainder of  2020 and into 2021 will further negatively impact the businesses and lives of our customers and our results of operations.

In March 2020, the Federal Reserve reduced the target federal funds rate by 150 basis points and for a portion of March 2020 the 10-year treasury bond rate fell to below 1.00% for the first time in history. These actions, and other actions being taken by governmental and regulatory agencies affecting monetary policy in response to the unprecedented challenges resulting from the spread of COVID-19, have negatively impacted our assets and our results and are likely to negatively impact our net yield on earning assets and our results throughout the remainder of 2020 and into 2021. The fair values of certain of our investments are also likely to remain depressed or further decline as a result of COVID-19.

As a result of COVID-19 many of our borrowers, including owners of commercial real estate properties, are experiencing varying degrees of financial distress, which is expected to continue, and may possibly increase, over the coming months. As a result, these borrowers may have difficulty paying, on a timely basis, interest and principal payments on their loans and the value of collateral securing these obligations may be adversely impacted as well. Though we have offered these borrowers, and others, the ability to defer interest and principal payments for 90 days with the possibility to extend the deferral of interest for an additional 90 days, these borrowers may still be experiencing distress.

The ability of states and municipalities to fund shortfalls could have an affect on their ability to sustain debt maintenance, which would consequently impact the value of our municipal bond portfolio if we hold bonds issued by those states or municipalities.

As we have sought to protect the health and safety of our employees and customers during the pandemic, we have taken numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches and implementing our business continuity plans and protocols. In the second quarter of 2020, we initiated a phased reopening that included reopening the lobbies of all of our branches and bringing the majority of our employees back to the office to work. Though we believe we have been able to adequately service our clients under these restrictions, we cannot provide any assurances that our ability to do so wouldn’t be negatively impacted if additional restrictions are necessary in the future, including if key employees of ours or a significant number of our associates become ill as a result of contracting the virus. We rely on the services of various key vendors and business partners to service our clients and if those companies’ businesses or workforces are impacted in ways similar to those that may impact our business, our ability to service our customers could be impacted.

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

Under the CARES Act, Congress created the PPP and authorized the Treasury to implement rules regarding the program. Banks, like us, and non-bank lenders facilitated funding under the program on behalf of the SBA for borrowers that were eligible participants. Since the roll out of the PPP, Treasury has issued rules and other interpretive guidance seeking to address uncertainty surrounding the program and its eligibility and other criteria. This constantly changing guidance caused challenges for us and other lenders under the program in finalizing and submitting applications. We are beginning to receive and process requests from our customers for forgiveness of their obligations under their PPP loans and again guidance is lacking from the Treasury and SBA on how to process these requests. As a result, we, and other lenders under the PPP, may face criticism from customers or others that are seeking forgiveness. This criticism could cause reputational damage to us and there is a possibility that customers or others may threaten and pursue legal action against banks and other lenders like us under the program.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a ten-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, we have a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which we originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.

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

In addition, we may be subject to regulatory scrutiny regarding our processing of PPP applications or forgiveness requests or our origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, we do have several obligations under the PPP, and if the SBA found that we did not meet those obligations, the remedies the SBA may seek against us are unknown but may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing our participation in the PPP.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable.

(c) None

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.1	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman.*

10.2	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley.*

10.3	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski.*

10.4	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Gary Whitaker.*

10.5	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John Foster.*

10.6	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman.*

10.7	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley.*

10.8	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski.*

10.9	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Gary Whitaker.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensatory plan or contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 9, 2020	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: November 9, 2020	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer