Form 10-K
period 2020-12-31
WILSON BANK HOLDING CO
filed 2021-03-12
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $588,929,083.75. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $56.75 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 12, 2021 were 11,080,433.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2020 are incorporated by reference into Items 1, 5, 6, 7, 7A and 8.

Part III
Portions of the Registrant’s Proxy Statement to be filed relating to the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2021 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on December 31, 2020, had the following full service banking offices located in the following counties:

Tennessee County	Number of Full Service Banking Offices
Davidson	3
DeKalb	2
Putnam	1
Rutherford	5
Smith	2
Sumner	2
Trousdale	1
Williamson	1
Wilson	11
Total	28

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

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank.  Since its opening, the Bank has experienced a steady growth in deposits and loans, while expanding into other counties in and around middle Tennessee as a result of providing personal, service-oriented banking services to its targeted market.  For the year ended December 31, 2020, the Company reported net earnings of approximately $38.492 million and at December 31, 2020 it had total assets of approximately $3.370 billion.

COVID-19 Pandemic

In March 2020, the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 in 2020 created a global public health crisis that resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct all of our activity. From the temporary closure of many of our lobbies and an increased reliance on associates working and serving clients remotely, to the Federal Reserve lowering short-term interest rates late in the first quarter of 2021 to near historic lows and the United States government approving unprecedented levels of economic stimulus and relief programs, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and its Paycheck Protection Program (“PPP”), we were forced to take a number of unprecedented actions in 2020.

In response to the COVID-19 pandemic and its economic impact to our customers, we proactively began providing relief to our customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. Following the passage of the CARES Act we expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they navigate these uncertain times. Pursuant to interagency regulatory guidance and the CARES Act, we may elect to not classify loans for which these deferrals are granted between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency as troubled debt restructurings.

In 2020, we also expended significant resources and energy to extend loans to new and existing customers pursuant to the PPP, a CARES Act program designed to aid small- and medium-sized businesses, sole proprietors and other self-employed persons through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight to 24 weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers. The Company funded $85.6 million of PPP loans to our small business and other eligible customers, $62.4 million of which remained outstanding as of December 31, 2020. On December 21, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act ("Coronavirus Relief Act") was signed into law. The Coronavirus Relief Act earmarked an additional $284 billion for a new round of PPP loans. The Company is currently accepting applications from eligible small businesses, some of which may be requesting their second round of PPP assistance.

In connection with our initial response to COVID-19 the Company and the Bank took deliberate actions to ensure that we had the balance sheet strength to serve our clients and communities, including maintaining increased liquidity and reserves supported by a strong capital position. Our business and consumer customers are continuing to experience varying degrees of financial distress, which is expected to continue in 2021.

For more information regarding the impact of the COVID-19 pandemic on our financial condition and results of operations as of and for the fiscal year ended December 31, 2020 see “Risk Factors – Risks Related to Our Business – COVID-19 Risks” elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19” contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2020, filed as Exhibit 13.1 to this Form 10-K (the “2020 Annual Report”).

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2020 Annual Report, are incorporated herein by reference.

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

Subject to various exceptions, the Federal Change in Bank Control Act, together with related regulations, require FRB approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. As noted below, FRB regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if a bank holding company’s capital is below the level of regulatory minimums plus the applicable capital conservation buffer. FRB policy also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure.

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

In July 2013, the FRB and the FDIC approved final rules that substantially amended the regulatory capital rules applicable to the Bank and the Company, effective January 1, 2015. The final rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators to institutions of our size and risk profile.

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

In October 2019, the federal banking agencies approved final rules that, as of January 1, 2020, exempt from the risk-based and leverage capital requirements of the capital rules issued under the Dodd-Frank Act any qualifying community bank and its holding company that have leverage ratios, calculated as Tier 1 capital over average total consolidated assets (the “Community Bank Leverage Ratio”), of greater than 9 percent and hold 25% or less of total assets in off-balance sheet exposures and 5% or less of total assets in trading assets and liabilities. As such, a qualifying community banking organization and its holding company that have chosen the proposed framework are no longer required to calculate the generally applicable risk-based and leverage capital requirements. Such a bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies' PCA rules provided it has a community bank leverage ratio greater than 9 percent. The final rules also established a grace period of two fiscal quarters during which a qualifying financial institution that temporarily failed to meet any of the qualifying criteria for use of the Community Bank Leverage Ratio would nonetheless be considered well capitalized so long as the institution maintained a Community Bank Leverage Ratio of greater than 7%.

Pursuant to the CARES Act, the required Community Bank Leverage Ratio was lowered to 8% until the earlier of December 31, 2020 and 60 days following the end of the national emergency declared with respect to COVID-19. A banking organization that temporarily failed to meet this, or any other requirement necessary to qualify to utilize the Community Bank Leverage Ratio, would still be considered well capitalized so long as it maintained a Community Bank Leverage Ratio of at least 7%. The Company opted to take advantage of this rule effective January 1, 2020. As a result, the capital conservation buffer applicable under the Basel III capital guidelines was not applicable to the Company or the Bank as of December 31, 2020.

Effective November 9, 2020, the federal banking regulatory agencies approved rules raising the Community Bank Leverage Ratio to 8.5% for 2021 and 9% thereafter. The regulatory agencies also modified the two-quarter grace period to require a Community Bank Leverage Ratio of 7.5% or greater in 2021 and 8% thereafter. The Company and the Bank may subsequently opt out of utilizing the Community Bank Leverage Ratio and again calculate their capital ratios under those ratios that the Company and the Bank utilized prior to January 1, 2020.

The Growth Act also raised the eligibility for the small bank holding company policy statement to $3 billion of assets from $1 billion.

Pursuant to the CARES Act, lenders, like the Bank, were given the option to defer the implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”) until 60 days after the declaration of the end of the public health emergency related to the COVID19 pandemic or December 31, 2020, whichever came first. The Coronavirus Relief Act subsequently gave lenders the option to further defer the implementation of CECL until January 1, 2022. In addition, the Securities and Exchange Commission (“SEC”) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, the Bank has elected to delay implementation of CECL until January 1, 2022.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. generally accepted accounting principles (“GAAP”). The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of  CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule following the adoption of CECL. If adopted, the cumulative amount of transition adjustments will become fixed at the start of the three-year period, and will be phased out of the regulatory capital calculations evenly over such period, with 75% recognized in year one, 50% recognized in year two, and 25% recognized in year three. The Company has not yet decided if it will take advantage of this option.

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

The Bank's loan operations are also subject to federal laws, rules and regulations applicable to credit transactions, such as the:

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

The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. The Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons. Failure to comply with these sanctions could have serious financial, legal and reputational consequences. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (the "BSA") and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The Patriot Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs to include risk-based procedures for conducting ongoing customer due diligence. In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections. The Bank currently has policies and procedures in place designed to comply with the Patriot Act, the BSA and the other regulations targeting terrorism and money laundering, and it will modify these policies and procedures as necessary to comply with the changes reflected in the AMLA and its future implementing regulations.

The Community Reinvestment Act of 1977 (the “CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FRB and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods consistent with safe and sound operations of the institutions. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, banks are required to publicly disclose the terms of various CRA-related agreements. The Bank received a “satisfactory” CRA rating from its primary federal regulator on its most recent regulatory examination.

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the FRB did not join in that proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its proposed CRA rule. In September 2020, the FRB issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, the Company will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to the Company’s financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. For example, in December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” This Notice of Proposed Rulemaking and earlier policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

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

Examination and enforcement by the state and federal banking agencies, including the CFPB, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and the powers and authority of the CFPB, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

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

Competition

The banking business is highly competitive. The Company’s primary market areas consist of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner, Putnam and Williamson Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and non-bank lending companies. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can. Continued consolidation in the financial services industry, due in part to the regulatory changes made under the Growth Act, including the increased asset threshold for required stress testing, has contributed to increases in the number of large competitors we face in our markets. Some of the Company’s competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of its larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level and by being more responsive to customers than some of its larger competitors. The Company does not experience significant seasonal trends in its operations.

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

Human Capital

As of March 12, 2021, the Company and the Bank collectively employed 522 full-time equivalent employees. As an independent, community-based bank, the Bank strives to provide friendly, professional, personal service from a caring staff, while offering an extensive assortment of financial services to its customers. As such, the Bank’s employees are central to the successful execution of its business strategy.

The Bank strives to recruit and attract employees and future leaders whose skills and experience advance the mission of the Bank. The Bank's Human Resources Department works closely with its Training Department, managers and mentors to ensure a positive start for new employees. With regard to talent development, the Bank works to identify future leaders within the Bank to develop the skills necessary for career growth. The Bank is committed to professional development through internal and external training programs, mentorships and dedicated leadership workshops. In 2020, an employee engagement survey was conducted with a response rate of 94%. The survey resulted in an employee engagement score of 80% and an employee satisfaction rate of 87%. Although these are considered strong scores by industry observers, the Bank continually works to improve the employee experience. Additionally, the Human Resources Department focuses on strong hiring practices in order to create and maintain a qualified, diverse and inclusive workforce with strong retention rates. In 2020, the Bank's retention rate was 86%.

The health and safety of the Bank’s employees has been and continues to be a top priority. Throughout the COVID-19 pandemic, the Bank has been intentional about ensuring compliance with all federal, state, and local recommendations related to the pandemic, in addition to taking further precautionary measures. In early March 2020, the Bank created a COVID-19 team consisting of executive management, facilities, technology and human resources. The COVID-19 team closely monitors infection rates nationwide, statewide and within the Bank’s market areas in order to respond appropriately to changes in the virus situation. In April 2020, the Governor of Tennessee declared a health emergency and issued an order to close all nonessential businesses until further notice. As a financial institution, the Bank was deemed to be an essential business and accordingly, its operations were sustained. Nonetheless, out of concerns for the Bank’s employees and customers, branch operations were temporarily limited to drive through access and in-person appointments only. To the extent possible, a portion of the Bank’s staff was moved to remote working locations and video and teleconferencing practices were established. Starting in late May 2020, the Governor of Tennessee and mayors and county executives of the communities in which the Bank operates issued procedures to begin a phased reopening for nonessential businesses. As a part of this reopening, the Bank transitioned branch operations back to normal procedures with additional precautions intended to protect the health of our employees and customers. During the reopening phase, physical barriers were added for front-line staff, social distancing signage was added to lobbies and masks and sanitizing/disinfecting products were provided for all employees. Regular email communication from the CEO encourages employees to follow all safety protocols (hand washing, mask wearing, diligent disinfecting procedures and social distancing) while at work and at home. Human Resources is designated as the central contact for all COVID-related questions and employees are instructed to contact HR with questions/concerns. Employees impacted by the virus are allowed additional bank-paid days to offset the impact of quarantine/isolation or testing timeframes.

In addition to the substantial investments in employee professional development and safety, the Bank’s benefits and compensation programs are designed to ensure it recruits and retains top talent. The Bank offers employees a comprehensive health benefits package, provides a 401(k) match of $0.50 on the dollar up to 8% of an employee's contributions to encourage retirement savings, and structures its bonus program for officers to create meaningful performance-based incentives. The Bank believes that these programs, combined with an intentional focus to create a positive, values-based culture will help to ensure that the Bank retains its status as a leading community bank in the markets that it serves.

Serving the needs of all of the members of the Company’s communities also remains a vital part of the Company’s mission. Besides continuing its annual donations, fundraising and sponsorships in 2020, the Company’s departments and employees were able to support local nonprofit organizations of their choosing through the We Believe Together giving program – including hundreds of hands-on volunteer hours with the recipient organizations that could permit them. The Bank created the We Believe Together Program in 2017 as a way for employees to contribute work hours and earn matching contribution funds from the Bank for local charities.  Following the tornadoes that struck Middle Tennessee in March 2020, employees were also permitted to commit works hours to tornado-relief efforts.  The Bank also actively participates in the School Bank Program which allows elementary students to become familiar with banking at a young age. The Company also sponsors popular community events in its market areas, including the annual Southern Home & Garden Expo and the Wilson County Fair.

Information about our Executive Officers

The following information regarding the Company’s executive officers is included in Part I of this report in lieu of being included in the Company’s definitive proxy materials to be filed in connection with the Company’s 2021 Annual Meeting of Shareholders (the “2021 Annual Meeting of Shareholders”).
John McDearman (51) – Mr. McDearman is President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President of the Bank and from January 2018 to January 1, 2020, he served as President of the Bank. Prior to joining the Bank in 1998, he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, Tennessee, a position he held from 1994 to 1998. Mr. McDearman also serves on the Boards of Directors of the Company and the Bank.

John Foster (48) – Mr. Foster joined the Bank in January 1998. He has held positions in branch administration and consumer lending. From August 2017 to July 2018, Mr. Foster served as Senior Vice President/Head of Consumer Lending for the Bank, after having served as a Senior Vice President of the Bank from January 2013 to August 2017. From July 2018 to April 2019, he served as Executive Vice President/Small Business & Consumer Lending for the Bank. From April 2019 to January 1, 2020, he served as the Bank’s Executive Vice President/Chief Consumer/Commercial Banking Officer. Currently, he serves as President of the Bank, a position he has held since January 1, 2020.

Gary Whitaker (63) – Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (56) – Ms. Pominski is Executive Vice President and the Chief Financial Officer of the Bank and the Company, positions she has held since January 2017 and September 1997, respectively, and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions with the Bank including Asst. Cashier, Asst. Vice President and Senior Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, Tennessee.

Clark Oakley (51) – Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and from January 1, 2017 until December 31, 2017, he served as Executive Vice President and Chief Operating Officer of the Bank. Currently he serves as Executive Vice President and Chief Operating Officer of the Company and the Bank. Prior to joining the Bank, Mr. Oakley was most recently employed at Union Planters Bank in Alexandria, Tennessee. His primary duties include overseeing the operations of the Company and the Bank, including information technology and electronic banking.

Available Information

The Company’s Internet website is http://www.wilsonbank.com. Please note that the Company’s website address is provided as an inactive textual reference only. The Company makes available free of charge on its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it files or furnishes such materials to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis sections in the Company’s 2020 Annual Report.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

Summary Risk Factors

The Company’s business is subject to a number of risks, including risks that may prevent the Company from achieving its business objectives or may adversely affect its business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

COVID-19 Risks

●	The COVID-19 pandemic is adversely affecting our business and the businesses and lives of a significant percentage of our customers.
●	Our participation in the PPP may expose us to financial liability, credit losses, compliance costs or reputational damage.

Interest Rate Risks

●	The Company’s yield on earning assets, and consequently its net earnings, are significantly affected by interest rate levels.
●	The Company’s hedging strategy may not be effective, including in the event that interest rates move in unanticipated manners.
●
The performance of the Company’s investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Credit and Lending Risks

●	The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.
●	The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small businesses.
●	Changes in accounting standards may change the way the Company calculates its allowance for credit losses.
●	An inadequate allowance for credit losses would negatively impact the Company’s results of operations and financial condition.
●	The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools.
●	The Company could sustain losses if its asset quality declines.
●	Environmental liability associated with commercial lending could result in losses.
●	The Company depends on the accuracy and completeness of information about customers.
●	The Company may be subject to claims and litigation asserting lender liability.

Liquidity and Capital Risks

●	Liquidity risk could impair the Company’s ability to fund its operations and jeopardize its financial condition.
●	The ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Operational and Market Risks

●	Negative developments in the U.S. and local economy may adversely impact the Company’s results in the future.
●	The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.
●	The Company has sought to expand its franchise by developing new markets or expanding its operations in existing markets and may continue to do so in future years.
●
The Company is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition.

●	Competition from financial institutions and other financial service providers may adversely affect the Company’s profitability.
●	The Company’s key management personnel may leave at any time.
●
An ineffective risk management framework could have a material adverse effect on the Company’s strategic planning and its ability to mitigate risks and/or losses and could have adverse regulatory consequences.

●	The Company’s selection of accounting policies and methods may affect its reported financial results.
●	The Company currently invests in bank owned life insurance and may continue to do so in the future.
●	The Company’s business reputation and relationships are important and any damage to them could have a material adverse effect on its business.
●	The Company is subject to regulatory oversight and certain litigation, and its expenses related to this regulatory oversight and litigation may adversely affect its results.
●	The soundness of other financial institutions could adversely affect the Company.
●	Natural disasters may adversely affect the Company.
●
The Company’s asset valuations may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect its results of operations or financial condition.

●	If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results.

Regulatory and Compliance Risks

●	Federal or state legislation or regulation may increase the Company’s expenses and reduce earnings.
●
The Company, as well as the Bank, operates in an increasingly highly regulated environment and each is supervised and examined by various federal and state regulatory agencies who may adversely affect their  ability to conduct business.

●	The Company and the Bank must maintain adequate regulatory capital to support the Company’s business objectives.
●	The Company is required to act as a source of financial and managerial strength for the Bank in times of stress.
●	Non-compliance with the USA Patriot Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against the Company.

Risks Relating to the Company’s Securities

●	The Company’s common stock is thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.
●	The Company’s ability to declare and pay dividends is limited.
●	An investment in the Company’s common stock is not an insured deposit.

COVID-19 Risks

The COVID-19 pandemic is adversely affecting our business and the businesses and lives of a significant percentage of our customers as well as certain of our third-party vendors and service providers, and the adverse impacts on our business, financial position, capital, liquidity, results of operations and prospects could be significant.

The spread of COVID-19 has created a global public health crisis that has resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct all of our activity.

To combat the spread of COVID-19, federal, state and local governments, including the Governor of the state of Tennessee and mayors or county executives of many of the communities in which we operate, have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers. These actions have included orders or directives closing non-essential businesses and restricting movement of individuals through the issuance of shelter-in-place or safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. At times, the actions being taken by governmental authorities are not always coordinated or consistent across the state of Tennessee and the impact of those actions across our markets has been and may continue to be uneven. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in certain consumer and commercial activity. Many businesses experienced, and in some cases are continuing to experience, significant declines in revenue and there have been, and continue to be, elevated unemployment rates throughout our markets with corresponding negative effects on consumer spending and behavior. Whether the efforts to stop the spread of COVID-19 will be successful is unknown at this time as cases, hospitalizations and deaths in some of our markets remain elevated and in recent weeks new variants or mutations of the virus have begun to emerge that in some cases are more contagious than the original virus, and continued spread of the disease or a continuation of the higher levels of cases, hospitalizations and deaths will further negatively impact the businesses and lives of our customers and our results of operations.

In March 2020, the Federal Reserve reduced the target federal funds rate by 150 basis points and for a portion of March 2020 the 10-year treasury bond rate fell to below 1.00% for the first time in history. These actions, and other actions being taken by governmental and regulatory agencies affecting monetary policy in response to the unprecedented challenges resulting from the spread of COVID-19, have negatively impacted our assets and our results and are likely to continue to negatively impact our net yield on earning assets and our results into 2021.

As a result of COVID-19, some of our borrowers, including owners of commercial real estate properties, are experiencing varying degrees of financial distress, which is expected to continue, over the coming months. As a result and without the assistance of additional government stimulus programs, these borrowers may have difficulty paying, on a timely basis, interest and principal payments on their loans and the value of collateral securing these obligations may be adversely impacted as well. Though we have offered these borrowers, and others, the ability to defer interest and principal payments for 90 days and in some cases principal payments for 180 days, these borrowers may still be experiencing distress.

State and municipal tax revenues have also been adversely impacted by COVID-19. The ability of states and municipalities to fund shortfalls could have an effect on their ability to sustain debt maintenance, which would consequently impact the value of our municipal bond portfolio if we hold bonds issued by those states or municipalities.

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

COVID-19 has not yet been contained, and given the ongoing and fluid nature of the country’s response to the pandemic, it is difficult for us to accurately estimate the length and severity of the economic disruption being caused by COVID-19 or when normal economic and operating conditions will resume. As a result, the extent to which our results of operations, provision expense, capital levels, liquidity ratios and published credit ratings will be impacted is difficult to predict, and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the speed with which the vaccines for COVID-19 can be widely distributed, those vaccines’ efficacy against the virus and public acceptance of the vaccines. The adverse impact of COVID-19 on the markets in which we operate and on our business, financial condition and results of operations is expected to remain elevated until the pandemic subsides.

Our participation in the PPP may expose us to financial liability, credit losses, compliance costs or reputational damage.

Under the CARES Act, Congress created the PPP and authorized the Treasury to implement rules regarding the program. Funding under the original loan program expired on August 8, 2020 and a second round of PPP funding was approved on December 27, 2020 under the Coronavirus Relief Act. Banks, like us, and non-bank lenders facilitated funding under the original program, and are facilitating funding currently under the second round of the program, on behalf of the SBA for borrowers that were eligible participants. We also remain in the process of receiving and processing requests from our customers for forgiveness of their obligations under their original PPP loans. We and other lenders under the PPP, may face criticism from customers or others that are seeking forgiveness or applying for funding, which may be related to challenges we and others have faced due to inconsistent, constantly changing and incomplete rules and guidance adopted by the SBA and Treasury under the PPP. This criticism could cause reputational damage to us and there is a possibility that customers or others may threaten and pursue legal action against banks and other lenders like us under the program.

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

Interest Rate Risks

The Company’s yield on earning assets, and consequently its net earnings, are significantly affected by interest rate levels.

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

The Company’s hedging strategy may not be effective, including in the event that interest rates move in unanticipated manners.

The Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of its interest rate exposure. This hedging strategy converts the fixed interest rates on certain of the Bank’s outstanding loans to LIBOR-based variable interest rates. In the event that interest rates do not change in the manner that the Company anticipates at the times it institutes its hedging strategies or at the pace that the Company anticipated, such transactions may materially and adversely affect its results of operations.

Hedging creates certain risks for the Company, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect the Company from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on the Company’s liquidity and earnings.

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

Credit and Lending Risks

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2020, approximately 89% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 40% were commercial real estate loans, 30% were residential real estate loans, 24% were construction and development loans and 6% were other real estate loans. In total these loans made up approximately 97% of the Company’s non-performing loans at December 31, 2020. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which the Company operates can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which the Company underwrites loans can fluctuate from year to year and impact collateral values and the ability of its borrowers to repay their loans.

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

The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small businesses.

At December 31, 2020, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. If the negative economic impact of the COVID-19 pandemic extends deep into 2021 or beyond and begins to negatively impact real estate conditions in the Company’s markets more than has been the case thus far, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge-offs and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

A substantial focus of the Company’s marketing and business strategy is to serve small businesses in its market areas. As a result, a relatively high percentage of the Company’s loan portfolio consists of commercial loans primarily to small businesses. During periods of lower economic growth or challenging economic periods like those resulting from the COVID-19 pandemic, small businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact the Company’s results of operations and financial condition.

Changes in accounting standards may change the way the Company calculates its allowance for loan losses and could have a material adverse effect on its financial condition and results of operations.

The Financial Accounting Standards Board and the SEC may change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of our external financial statements from time to time. The impact of these changes or the application thereof on our financial condition and operations can be difficult to predict. For example, the Financial Accounting Standards Board adopted a new accounting standard that became effective for the Company on January 1, 2020, though, pursuant to the Coronavirus Relief Act, the Company has elected to defer implementation until January 1, 2022. This standard, referred to as current expected credit loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial assets, including loans, and recognize the expected credit losses through provision for credit losses. CECL replaced the previous method of provisioning for credit losses that are probable, and, when it is fully adopted by the Company, it will require the Company to increase its allowance for credit losses in the first quarter of 2022, and will also increase the types of data the Company needs to collect and review to determine the appropriate level of its allowance for credit losses. In addition, the adoption of CECL may result in more volatility in the level of the Company’s allowance for credit losses. An increase, to the extent material, in the Company’s allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could have a material adverse effect on the Company’s capital levels, financial condition and results of operations. A reduction in the Company’s or the Bank’s capital levels could subject it to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities if it is unable to satisfactorily raise additional capital.

An inadequate allowance for loan losses would negatively impact the Company’s results of operations and financial condition.

The Company maintains an allowance for loan losses on loans. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio, provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. Actual losses are difficult to forecast especially if those losses stem from factors beyond the Company’s historical experience or are otherwise inconsistent with the Company’s credit quality assessments.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, the Company’s results of operations and financial condition could be negatively impacted.

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

The processes the Company uses to estimate expected loan losses, calculate its allowance for loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting models and tools could have a material adverse effect on its business, financial condition and results of operations.

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

Liquidity and Capital Risks

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

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include advances from the FHLB Cincinnati, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the equity or debt capital markets.

The Company anticipates it will continue to rely primarily on deposits, loan repayments, and cash flows from its investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above, like advances from the FHLB Cincinnati, which the Bank has accessed from time to time, will be used to augment the Company’s primary funding sources. If the Company is unable to access any of these secondary funding sources when needed, it might be unable to meet its customers’ or creditors’ needs, which would adversely affect its financial condition, results of operations, and liquidity.

The Company’s and the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. At December 31, 2020, the Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which the Bank’s capital is increased through retained earnings will reduce its capital ratios unless it continues to increase capital. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank and the Company to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities.

The Company may need to raise additional capital (including through the issuance of common stock or additional Tier 2 capital instruments) in the future to provide the Company and the Bank with sufficient capital resources and liquidity to meet their commitments and business needs or in connection with growth or as a result of deterioration in asset quality. The Company’s and the Bank’s ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. The Bank is required to obtain regulatory approval in order to pay dividends to the Company unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of the Bank to pay dividends to the Company could impact the Company’s ability to continue to pay dividends on its common stock or its ability to pay interest on its indebtedness.

In addition, the Company receives additional capital from the issuance of common stock under its dividend reinvestment plan. Any unexpected termination or suspension of the Company's dividend reinvestment plan, or the related payment of its historical biannual cash dividend, could materially and adversely affect the Company's capital levels.

Operational and Market Risks

Negative developments in the U.S. and local economy may adversely impact the Company’s results in the future.

The Company’s financial performance is highly dependent on the business environment in the markets where it operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in certain industries in the markets in which the Company operates deteriorated rapidly in 2020 as a result of the COVID-19 pandemic. These challenges manifested themselves primarily within the restaurant, retail, commercial real estate, travel and entertainment industries and contributed to increased levels of provisions for loan losses. A continued worsening of business and economic conditions generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

●	a decrease in deposit balances or the demand for loans and other products and services the Company offers;
●
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;

●	a decrease in the value of loans and other assets secured by real estate;
●	a decrease in net interest income from the Company’s lending and deposit gathering activities; and
●	an increase in competition resulting from financial services companies.

Although economic conditions have improved in most of the Company’s markets when compared to the first and second quarters of 2020, the Company believes that it is possible it will continue to experience an uncertain and volatile economic environment during 2021, including as a result of issues of national security, COVID-19 and other health crises around the world and prolonged international trade disputes. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, financial condition, and results of operations.

In addition, over the last several years, including from December 22, 2018 until January 25, 2019, the federal government has shut down several times, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future, particularly in light of the evenly divided United States Senate. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in the Company’s markets, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford, Putnam, Davidson, Williamson and Sumner counties in Tennessee and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in these markets. The Company cannot assure investors that economic conditions in its markets will not remain sluggish during 2021 or thereafter, and continued weakened economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

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

Since 2014, the Company has opened branch locations in Putnam County, Rutherford County, Davidson County and Williamson County as it sought to expand its footprint beyond its historical markets.  Expansion, whether by opening new branches or acquiring existing branches or whole banks, involves various risks, including:

Management of Growth.  The Company may be unable to successfully:

●	maintain loan quality in the context of significant loan growth;
●	identify and expand into suitable markets;
●	obtain regulatory and other approvals;
●	identify and acquire suitable sites for new banking offices;
●	attract sufficient deposits and capital to fund anticipated loan growth;
●	avoid diversion or disruption of its existing operations or management as well as those of an acquired institution;
●	maintain adequate management personnel and systems to oversee and support such growth;
●	maintain adequate internal audit, loan review and compliance functions; and
●	implement additional policies, procedures and operating systems required to support such growth.

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

Regulatory and Economic Factors.  Growth of banks like the Bank may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions, such as those that occurred as a result of the COVID-19 pandemic, or other unanticipated events may prevent or adversely affect the Company’s growth and expansion. Such factors may cause the Company to alter its growth and expansion plans or slow or halt the growth and expansion process, which may prevent the Company from entering into or expanding in its targeted markets or allow competitors to gain or retain market share in the Company’s existing markets.

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

The Company is dependent upon information technologies, computer systems and networks, including those the Company maintains and those maintained and provided to the Company by third parties, to conduct operations and is reliant on technology to help increase efficiency in its business. The importance of technology has been sharpened as a result of COVID-19, and will likely remain even after the pandemic wanes. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, the Company’s financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which it relies may fail to operate properly or become disabled or damaged, which could adversely affect the Company’s ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as the Company’s primary systems and the Company may experience data losses in the course of such recovery. The Company continuously updates the systems on which it relies to support its operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. The Company maintains a system of internal controls and security to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks; however, should an event occur that is not prevented or detected by the Company’s internal controls, causes an interruption, degradation or outage in service, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on the Company’s business and its reputation, which, in turn, could have a material adverse effect on its financial condition, results of operations and liquidity.

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

As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over its information systems, its technology-driven products and services or its customers’ personal and transactional information could negatively affect its business and its reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on its financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with customers and third parties with whom it does business. A successful penetration or circumvention of system security could cause the Company negative consequences, including loss of customers and business opportunities, disruption to the Company’s operations and business, misappropriation or destruction of the Company’s confidential information and/or that of its customers, or damage to its customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact the Company’s results of operations, liquidity and financial condition.

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

Some of the Company’s competitors, including credit unions, are not subject to certain regulatory constraints, such as the CRA, which requires the Company to, among other things, implement procedures to make and monitor loans throughout the communities it serves. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like the Bank, that offer federally insured deposits, which affords them the advantage of operating with greater flexibility and lower cost structures. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products.

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

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. For example, the Growth Act and certain implementing regulations, significantly reduce the regulatory burden of certain large bank holding companies and raise the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies to become more competitive, to more aggressively pursue expansion or to more readily consolidate with similar sized financial institutions. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in the Company’s markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over the Company.

The Company’s key management personnel may leave at any time.

The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially John McDearman, III, its president and chief executive officer, and John Foster, the president of the Bank. While the Company does not have employment agreements with any of its personnel and can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future, it has entered into non-competition agreements with such persons which would prevent them, in most circumstances, from competing with the Bank for one year following their termination. In addition, these persons are parties to certain deferred compensation, supplemental retirement and equity incentive plans, the benefits of which would cease to accrue upon the termination of the person’s employment with the Company or the Bank.

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

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; recognize an other-than-temporary impairment of securities; or significantly increase the Company’s accrued tax liability. Any of these could have a material adverse effect on the Company’s business, financial condition or results of operations. For a discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” contained in the 2020 Annual Report.

The Company currently invests in bank owned life insurance (“BOLI”) and may continue to do so in the future.

The Company had approximately $35.2 million in general, hybrid and separate account BOLI contracts at December 31, 2020. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if the Company needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. The Company is also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Company at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes the Company to liquidity, credit and interest rate risk, which could adversely affect the Company’s results of operations, financial condition and liquidity.

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

The Company is subject to regulatory oversight and certain litigation, and its expenses related to this regulatory oversight and litigation may adversely affect its results.

The Company is from time to time subject to certain litigation in the ordinary course of its business. The Company may also be subject to claims related to its loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by the Company’s regulators, including those with oversight of its loan servicing programs, could involve large monetary claims, capital directives, agreements with federal regulators, cease and desist penalties and orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against the Company could have material adverse financial effects or cause significant reputational harm to the Company, which in turn could seriously harm its business prospects.

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

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires and floods often occur. Such natural disasters, like the tornado that struck the Company's markets in March 2020, could significantly impact the local population and economies and the Company’s business, and could pose physical risks to its properties. Although the Company maintains insurance coverages for such events, a significant natural disaster in or near one or more of the Company’s markets could have a material adverse effect on its financial condition, results of operations or liquidity.

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

Valuation methodologies which are particularly susceptible to the conditions mentioned above include those used to value certain securities in the Company’s available for sale investment portfolio such as non-agency mortgage and asset-backed securities, in addition to loans held for sale and intangible assets.

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

Regulatory and Compliance Risks

Federal or state legislation or regulation may increase the Company’s expenses and reduce earnings.

Federal bank regulators continue to closely scrutinize financial institutions, and additional restrictions (including those originating from the Dodd-Frank Act) have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth, increase its operating expenses or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations and financial condition. Failure to comply with any formal or informal regulatory actions or restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.

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

The TDFI and the FRB supervise and examine the Bank and the Company, respectively. Because the Bank’s deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:

●	explicit standards as to capital and financial condition;
●	limitations on the permissible types, amounts and extensions of credit and investments;
●	restrictions on permissible non-banking activities; and
●	restrictions on dividend payments.

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

The Company and the Bank must maintain adequate regulatory capital to support the Company’s business objectives.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and the Bank must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. The satisfaction of these requirements by the Company and the Bank is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even if the Bank’s reported capital exceeds the “well-capitalized” requirements.

Failure to meet regulatory capital standards could have a material adverse effect on the Company’s business, including damaging the confidence of customers in the Company, and adversely impacting its reputation and competitive position and retention of key personnel. Any of these developments could limit our access to: brokered deposits; the FRB discount window; advances from the FHLB; capital markets transactions; and development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If the Bank falls below guidelines for being deemed “adequately capitalized” the FDIC or FRB could impose restrictions on the Company’s activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to the Company and the Bank are in a process of continuous evaluation and revision in connection with actions of the Basel Committee, regulators and the requirements of the Dodd-Frank Act. The Company cannot predict the final form, or the effects, of these regulations on its business, but among the possible effects are requirements that the Company slow its rate of growth or obtain additional capital which could reduce the Company’s earnings or dilute its existing shareholders.

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

Risks Relating to the Company’s Securities

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

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends the Company may declare and pay and that the Bank may declare and pay to the Company. For example, FRB regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers. In addition, the FRB has issued supervisory guidance advising bank holding companies to eliminate, defer or reduce dividends paid on common stock and other forms of Tier 1 capital where the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, the company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition or the company will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios. Recent supplements to this guidance reiterate the need for bank holding companies to inform their applicable reserve bank sufficiently in advance of the proposed payment of a dividend in certain circumstances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. The Bank's 67,000 square foot operations center is located at 105 North Castle Heights Avenue, Lebanon, Tennessee, which is adjacent to the 623 West Main Street office. In addition thereto, the Bank has twenty-eight branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 2930 West End Avenue, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 320 South Jefferson Avenue, Cookeville, Tennessee; and 9200 Carothers Parkway, Suite 108, Franklin, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. The Highway 96 office in Murfreesboro opened in January 2017 and contains approximately 4,700 square feet of space. The South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. The West End office in Nashville opened in August 2017 and contains approximately 7,062 square feet of space. The Cool Springs office in Franklin opened in December 2018 and contains approximately 5,940 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space.

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space. The Bank owns a building at 217 Donelson Pike, Donelson, Tennessee which occupies approximately 8,000 square feet of space and a building at 320 South Jefferson Avenue, Cookeville, Tennessee, which occupies approximately 6,300 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its West End office in Nashville and its Cool Springs office in Franklin. The Bank also leases space at six locations within Wilson County, DeKalb County, Rutherford County, Davidson County and Smith County where it maintains and operates automatic teller machines.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” on page 14 of the Company’s 2020Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2020.

Item 6. Selected Financial Data

Information required by this item is contained under the heading “Wilson Bank Holding Company Financial Highlights (Unaudited)” on page 15 of the Company’s 2020Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 1 through 24 of the financial information included with the Company’s 2020Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on pages 21 of the financial information included with the Company’s 2020Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 26 through 78 of the financial information included with the Company’s 2020 Annual Report and are incorporated herein by reference.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on pages 29 through 30 of the Company’s 2020 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the 2021 Annual Meeting of Shareholders.  The information required by this item with respect to executive officers is set forth in Part I of this report under the caption “Information about our Executive Officers.”

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Description of the Board and Committees of the Board” in the Company’s definitive proxy materials to be filed in connection with the 2021 Annual Meeting of Shareholders.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Delinquent Section 16(a) Reports” in the Company’s definitive proxy materials to be filed in connection with the 2021 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the information under the principal heading entitled “Executive Compensation,” including but not limited to the subheading entitled “Personnel Committee Report on Executive Compensation,” and the principal heading entitled “Director Compensation,” including but not limited to the subheading entitled “Personnel Committee Interlocks and Insider Participation,” in the Company’s definitive proxy materials to be filed in connection with the 2021 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials to be filed in connection with the 2021 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2020:

	Number of securities to be issued	Weighted average exercise price of	Number of securities remaining available for future
	upon exercise of outstanding options,	outstanding options, warrants and	issuance under equity compensation plans (excluding
Plan Category	warrants and rights	rights	securities reflected in first column)
Equity compensation plans approved by shareholders	284,591	43.71	430,271
Equity compensation plans not approved by shareholders	—	—	—
Total	284,591	43.71	430,271

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials to be filed in connection with the 2021 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Director Independence” in the Company’s definitive proxy materials to be filed in connection with the 2021 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials to be filed in connection with the 2021 Annual Meeting of Shareholders.

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

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

4.2	Description of the Company's Securities.+

10.1	Wilson Bank Holding Company 2009 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-158621)).*

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

10.68	Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020).*

10.69	Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020).*

10.70	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.71	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.72	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.73	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Gary Whitaker (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.74
First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John Foster (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.75	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.76	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.77	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.78	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Gary Whitaker (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.79	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman.*+

10.80	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John Foster.*+

10.81	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and Lisa Pominski.*+

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2020 incorporated by reference into items 1, 5, 6, 7, 7A and 8.+

21.1	Subsidiaries of the Company.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Management compensatory plan or contract

+    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ John C. McDearman, III
John C. McDearman, III
Title:	President and Chief Executive Officer
Date:	March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. McDearman, III John C. McDearman, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2021

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021

/s/ Jack W. Bell Jack W. Bell	Director	March 12, 2021

/s/ James F. Comer James F. Comer	Director	March 12, 2021

/s/ William P. Jordan William P. Jordan	Director	March 12, 2021

/s/ James Anthony Patton James Anthony Patton	Director	March 12, 2021

/s/ J. Randall Clemons J Randall Clemons	Director	March 12, 2021

/s/ Michael G. Maynard Michael G. Maynard	Director	March 12, 2021

/s/ Clinton M. Swain Clinton M. Swain	Director	March 12, 2021

/s/ H. Elmer Richerson H. Elmer Richerson	Director	March 12, 2021

/s/ Deborah Varallo Deborah Varallo	Director	March 12, 2021