Form 10-Q
period 2021-03-31
WILSON BANK HOLDING CO
filed 2021-05-07
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Common stock outstanding: 11,084,022 shares at May 7, 2021

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

	(Unaudited)	(Audited)
	March 31, 2021	December 31, 2020
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,334,329	$2,321,305
Less: Allowance for loan losses	(39,330)	(38,539)
Net loans	2,294,999	2,282,766
Available-for-sale, at market (amortized cost $616,063 and $570,842, respectively)	613,932	580,543
Loans held for sale	28,635	19,474
Interest bearing deposits	411,491	304,750
Restricted equity securities	5,089	5,089
Federal funds sold	675	675
Total earning assets	3,354,821	3,193,297
Cash and due from banks	44,363	33,431
Bank premises and equipment, net	57,680	58,202
Accrued interest receivable	7,933	7,516
Deferred income tax asset	10,158	7,089
Other real estate	183	—
Bank owned life insurance	35,401	35,197
Other assets	33,161	30,067
Goodwill	4,805	4,805
Total assets	$3,548,505	$3,369,604
Liabilities and Stockholders’ Equity
Deposits	$3,140,826	$2,960,595
Federal Home Loan Bank advances	—	3,638
Accrued interest and other liabilities	26,452	25,250
Total liabilities	3,167,278	2,989,483
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,083,997 and 10,993,404 shares, respectively	22,168	21,987
Additional paid-in capital	98,150	93,034
Retained earnings	262,483	257,935
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $557 and $2,536, respectively	(1,574)	7,165
Total stockholders’ equity	381,227	380,121
Total liabilities and stockholders’ equity	$3,548,505	$3,369,604

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$28,493	$27,276
Interest and dividends on securities:
Taxable securities	1,692	2,040
Exempt from federal income taxes	323	242
Interest on loans held for sale	100	108
Interest on federal funds sold	—	56
Interest on balances held at depository institutions	108	316
Interest and dividends on restricted securities	26	49
Total interest income	30,742	30,087
Interest expense:
Interest on negotiable order of withdrawal accounts	211	443
Interest on money market and savings accounts	540	1,359
Interest on time deposits	2,149	3,041
Interest on Federal Home Loan Bank advances	133	151
Total interest expense	3,033	4,994
Net interest income before provision for loan losses	27,709	25,093
Provision for loan losses	827	1,469
Net interest income after provision for loan losses	26,882	23,624
Non-interest income:
Service charges on deposit accounts	1,325	1,675
Brokerage income	1,398	1,189
Debit and credit card interchange income	2,529	2,003
Other fees and commissions	518	316
Income on BOLI and annuity contracts	204	183
Gain on sale of loans	3,606	911
Gain on sale of securities	—	158
Gain on sale of other assets	1	—
Total non-interest income	9,581	6,435
Non-interest expense:
Salaries and employee benefits	13,300	11,132
Occupancy expenses, net	1,291	1,150
Advertising & public relations expense	487	616
Furniture and equipment expense	826	768
Data processing expense	1,387	1,169
ATM & interchange expense	1,090	873
Directors’ fees	157	158
Audit, legal & consulting expenses	189	180
Other operating expenses	2,944	2,656
Total non-interest expense	21,671	18,702
Earnings before income taxes	14,792	11,357
Income taxes	3,648	2,326
Net earnings	$11,144	$9,031
Weighted average number of common shares outstanding-basic	11,079,350	10,864,866
Weighted average number of common shares outstanding-diluted	11,108,566	10,886,456
Basic earnings per common share	$1.01	$0.83
Diluted earnings per common share	$1.00	$0.83
Dividends per common share	$0.60	$0.60

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In Thousands)
Net earnings	$11,144	$9,031
Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $3,093 and $1,493, respectively	(8,739)	4,220
Reclassification adjustment for net losses (gains) on the sale of securities included in net earnings, net of taxes of $0 and $41, respectively	—	(117)
Other comprehensive earnings (losses)	(8,739)	4,103
Comprehensive earnings	$2,405	$13,134

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Three months ended:
March 31, 2021
Balance at beginning of period	$21,987	93,034	257,935	7,165	380,121
Cash dividends declared, $.60 per share	—	—	(6,596)	—	(6,596)
Issuance of 83,442 shares of common stock pursuant to dividend reinvestment plan	167	4,735	—	—	4,902
Issuance of 7,151 shares of common stock pursuant to exercise of stock options, net	14	262	—	—	276
Share based compensation expense	—	119	—	—	119
Net change in fair value of available-for-sale securities during the period, net of taxes of $3,093	—	—	—	(8,739)	(8,739)
Net earnings for the quarter	—	—	11,144	—	11,144
Balance at end of period	$22,168	98,150	262,483	(1,574)	381,227

March 31, 2020
Balance at beginning of period	$21,586	82,249	232,456	693	336,984
Cash dividends declared, $.60 per share	—	—	(6,476)	—	(6,476)
Issuance of 91,471 shares of common stock pursuant to dividend reinvestment plan	183	4,825	—	—	5,008
Issuance of 7,202 shares of common stock pursuant to exercise of stock options, net	14	225	—	—	239
Share based compensation expense	—	108	—	—	108
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,452	—	—	—	4,103	4,103
Net earnings for the quarter	—	—	9,031	—	9,031
Balance at end of period	$21,783	87,407	235,011	4,796	348,997

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$11,144	$9,031
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for loan losses	827	1,469
Deferred income taxes provision (benefit)	24	(46)
Depreciation and amortization of premises and equipment	1,055	998
Net amortization of securities	1,285	771
Net realized gains on sales of securities	—	(158)
Gains on mortgage loans sold, net	(3,606)	(911)
Stock-based compensation expense	418	178
Loss on sale of repossessed assets	1	—
Increase in value of life insurance and annuity contracts	(330)	(97)
Mortgage loans originated for resale	(78,769)	(34,451)
Proceeds from sale of mortgage loans	73,214	31,358
Gain on lease modification	—	(30)
Right of use asset amortization	96	88
Change in
Accrued interest receivable	(417)	(1,082)
Other assets	(1,655)	(23)
Accrued interest payable	(815)	(600)
Other liabilities	4,161	4,131
TOTAL ADJUSTMENTS	(4,511)	1,595
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,633	10,626
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(91,686)	(53,458)
Sales	—	19,998
Maturities, prepayments and calls	45,180	52,323
Net increase in loans	(14,773)	(76,025)
Purchase of buildings, leasehold improvements, and equipment	(533)	(465)
Proceeds from sale of other assets	69	—
NET CASH USED IN INVESTING ACTIVITIES	(61,743)	(57,627)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	182,391	79,718
Net change in deposits - time	(2,160)	(11,786)
Net change in Federal Home Loan Bank Advances	(3,638)	(2,805)
Change in escrow balances	(2,392)	550
Issuance of common stock related to exercise of stock options	276	239
Issuance of common stock pursuant to dividend reinvestment plan	4,902	5,008
Cash dividends paid on common stock	(6,596)	(6,476)
NET CASH PROVIDED BY FINANCING ACTIVITIES	172,783	64,448
NET CHANGE IN CASH AND CASH EQUIVALENTS	117,673	17,447
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	338,856	159,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$456,529	$177,217

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2021 and 2020

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$3,848	$5,594
Taxes	$991	$906
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $3,093 and $1,452 for the three months ended March 31, 2021 and 2020, respectively	$(8,739)	$4,103
Non-cash transfers from loans to other real estate	$183	$-
Non-cash transfers from loans to other assets	$68	$-

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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

These consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, other-than-temporary impairment of securities, the valuation of other real estate, and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2020 and March 31, 2021, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.

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

ASU 2016-13 was originally to become effective for the Company on  January 1, 2020. On  March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The law contains several provisions applicable to companies like the Company. Among others, it gives lenders, including the Company, the option to defer the implementation of ASU 2016-13, which is known as the Current Expected Credit Losses (CECL) standard, until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or  December 31, 2020, whichever comes first. On  December 27, 2020, President Trump signed into law the Coronavirus Response and Relief Supplemental Appropriations Act. The law contains several provisions applicable to companies like the Company. Among them, it gives lenders, including the Company, the option to further defer the implementation of ASU 2016-13, until  January 1, 2022. In addition, the Securities and Exchange Commission (SEC) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, the Company has elected to delay implementation of CECL until  January 1, 2022.

We currently believe the adoption of ASU 2016-13 would have resulted in an approximately 2 - 6% increase in our allowance for loan losses as of  January 1, 2020. That estimated increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of  March 31, 2021, we currently believe the adoption of ASU 2016-13 would have resulted in an approximately 2 - 6% increase in our allowance for loan losses over the level recorded at  March 31, 2021.

Prior to the CARES Act being signed and the Company’s decision to delay the implementation of CECL, the Company was completing its CECL implementation plan with a cross-functional working group, under the direction of the Chief Credit Officer along with our Chief Financial Officer. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. The Company’s implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; and system configuration, among other things. The Company contracted with a third-party vendor to assist it in the implementation of CECL. Implementation efforts have been finalized and controls and processes are in place. The ultimate impact of the adoption of ASU 2016-13 could differ from our current expectation. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for available-for-sale securities and other financial assets and it also applies to off-balance sheet credit exposure like loan commitments and other investments; however, we do not expect these allowances to be significant. Pursuant to an interim final rule issued on  March 27, 2020 by the federal banking regulatory agencies, the Company has the option to phase in over a three-year period the transition adjustments to capital resulting from the adoption of CECL for regulatory capital purposes. If adopted, the cumulative amount of the transition adjustments will become fixed at the start of the three-year period, and will be phased out of the regulatory capital calculations evenly over such period, with 75% recognized in year one, 50% recognized in year two, and 25% recognized in year three. The Company has not yet decided if it will take advantage of this option. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for us on  January 1, 2020, and did not have a significant impact on our financial statements.

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

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 was effective for us on January 1, 2021 and did not have a significant impact on our financial statements.

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 did not significantly impact our financial statements.

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

The following schedule details the loans of the Company at March 31, 2021 and December 31, 2020:

	(In Thousands)
	March 31, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$527,092	$535,994
Multifamily	93,318	111,646
Commercial	865,388	837,766
Construction and land development	513,931	488,626
Farmland	12,377	15,429
Second mortgages	8,164	8,433
Equity lines of credit	76,633	78,889
Total mortgage loans on real estate	2,096,903	2,076,783
Commercial loans	170,712	172,811
Agricultural loans	1,019	1,206
Consumer installment loans
Personal	62,403	66,193
Credit cards	4,321	4,324
Total consumer installment loans	66,724	70,517
Other loans	9,147	9,283
Total loans before net deferred loan fees	2,344,505	2,330,600
Net deferred loan fees	(10,176)	(9,295)
Total loans	2,334,329	2,321,305
Less: Allowance for loan losses	(39,330)	(38,539)
Net loans	$2,294,999	$2,282,766

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

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Also included in this category are PPP loans guaranteed by the SBA, which totaled $67.2 million at  March 31, 2021 and $62.4 million at December 31, 2020. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Transactions in the allowance for loan losses for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2021
Allowance for loan losses:
Beginning balance	$8,098	1,541	16,802	7,936	154	105	997	1,378	1,528	38,539
Provision	(197)	(207)	756	526	(30)	(3)	(27)	(80)	89	827
Charge-offs	—	—	—	(1)	—	—	—	(3)	(224)	(228)
Recoveries	38	—	—	15	—	—	—	—	139	192
Ending balance	$7,939	1,334	17,558	8,476	124	102	970	1,295	1,532	39,330
Ending balance individually evaluated for impairment	$558	—	141	—	—	—	—	—	—	699
Ending balance collectively evaluated for impairment	$7,381	1,334	17,417	8,476	124	102	970	1,295	1,532	38,631
Loans:
Ending balance	$527,092	93,318	865,388	513,931	12,377	8,164	76,633	170,712	76,890	2,344,505
Ending balance individually evaluated for impairment	$2,314	—	962	—	—	—	—	—	—	3,276
Ending balance collectively evaluated for impairment	$524,778	93,318	864,426	513,931	12,377	8,164	76,633	170,712	76,890	2,341,229

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
March 31, 2020
Allowance for loan losses:
Beginning balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Provision	198	524	1,330	(816)	(10)	4	(44)	(46)	329	1,469
Charge-offs	—	—	—	—	—	—	—	—	(355)	(355)
Recoveries	9	—	300	19	—	—	—	—	113	441
Ending balance	$7,351	1,641	12,744	5,200	177	127	845	998	1,198	30,281
Ending balance individually evaluated for impairment	$715	—	220	—	—	—	—	—	—	935
Ending balance collectively evaluated for impairment	$6,636	1,641	12,524	5,200	177	127	845	998	1,198	29,346
Loans:
Ending balance	$519,775	151,929	841,521	388,769	18,610	11,254	74,908	95,547	67,374	2,169,687
Ending balance individually evaluated for impairment	$1,429	—	999	—	—	—	—	—	—	2,428
Ending balance collectively evaluated for impairment	$518,346	151,929	840,522	388,769	18,610	11,254	74,908	95,547	67,374	2,167,259

Impaired Loans

At March 31, 2021 and  December 31, 2020, the Company had certain impaired loans of $1.3 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The rest of the Company's impaired loans as of such dates remained on accruing status. The following table presents the Company’s impaired loans at  March 31, 2021 and  December 31, 2020.

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2021
With no related allowance recorded:
Residential 1-4 family	$1,101	1,427	—	1,132	2
Multifamily	—	—	—	—	—
Commercial real estate	311	311	—	311	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,412	1,738	—	1,443	2
With related allowance recorded:
Residential 1-4 family	$1,217	1,214	558	1,230	15
Multifamily	—	—	—	—	—
Commercial real estate	654	651	141	658	8
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,871	1,865	699	1,888	23
Total
Residential 1-4 family	$2,318	2,641	558	2,362	17
Multifamily	—	—	—	—	—
Commercial real estate	965	962	141	969	8
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,283	3,603	699	3,331	25

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
Residential 1-4 family	$1,162	1,507	—	395	26
Multifamily	—	—	—	—	—
Commercial real estate	311	311	—	311	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,473	1,818	—	706	26
With related allowance recorded:
Residential 1-4 family	$1,242	1,240	594	1,273	66
Multifamily	—	—	—	—	—
Commercial real estate	662	659	148	676	22
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,904	1,899	742	1,949	88
Total:
Residential 1-4 family	$2,404	2,747	594	1,668	92
Multifamily	—	—	—	—	—
Commercial real estate	973	970	148	987	22
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,377	3,717	742	2,655	114

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

The following table summarizes the carrying balances of TDRs at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(In thousands)
Performing TDRs	$2,182	$2,147
Nonperforming TDRs	449	529
Total TDRS	$2,631	$2,676

The following table outlines the amount of each troubled debt restructuring, categorized by loan classification, made during the three months ended March 31, 2021 and the three months ended March 31, 2020 (in thousands, except for number of contracts):

	March 31, 2021			March 31, 2020
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	—	$—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	1	111	132
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—	—
Total	—	$—	$—	1	$111	$132

As of March 31, 2021 the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring. As of  March 31, 2020 the Company had one loan relationship totaling $311,000 that had been previously classified as a TDR subsequently default within twelve months of restructuring.

In response to the COVID-19 pandemic and its economic impact to the Bank’s customers, the Bank proactively began providing relief to its customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option.  Following the passage of the CARES Act the Bank expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to its customers as they navigated uncertainties resulting from the pandemic. Pursuant to interagency regulatory guidance and the CARES Act, the Bank may elect to not classify loans as troubled debt restructurings for which these deferrals are granted between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. As of March 31, 2021, the Bank had 11 loans, totaling $51.4 million in aggregate principal amount for which principal or both principal and interest were being deferred and not classified as TDRs. Under the applicable guidance, none of these deferrals required a troubled debt restructuring designation as of March 31, 2021.

As of March 31, 2021, the Company’s recorded investment in consumer mortgage loans in the process of foreclosure amounted to approximately $578,000. As of December 31, 2020, the Company had $301,000 of consumer mortgage loans in the process of foreclosure.

Potential problem loans, which include nonperforming loans, amounted to approximately $8.0 million at March 31, 2021 and $8.2 million at December 31, 2020. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating at March 31, 2021 and December 31, 2020:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
March 31, 2021
Credit Risk Profile by Internally Assigned Rating
Pass	$520,890	93,318	864,802	513,383	12,257	7,886	76,612	170,684	76,696	2,336,528
Special Mention	2,207	—	—	548	76	166	11	—	127	3,135
Substandard	3,995	—	586	—	44	112	10	28	67	4,842
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$527,092	93,318	865,388	513,931	12,377	8,164	76,633	170,712	76,890	2,344,505
December 31, 2020
Credit Risk Profile by Internally Assigned Rating
Pass	$529,546	111,646	837,028	488,571	15,301	8,148	78,565	172,779	80,770	2,322,354
Special Mention	2,745	—	149	27	79	169	314	—	156	3,639
Substandard	3,703	—	589	28	49	116	10	32	80	4,607
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$535,994	111,646	837,766	488,626	15,429	8,433	78,889	172,811	81,006	2,330,600

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$127,112	$109	$3,196	$124,025
Mortgage-backed securities	287,126	4,825	3,289	288,662
Asset-backed securities	39,755	397	22	40,130
Corporate bonds	2,500	44	—	2,544
Obligations of states and political subdivisions	159,570	2,302	3,301	158,571
	$616,063	$7,677	$9,808	$613,932

	December 31, 2020
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$125,712	$328	$135	$125,905
Mortgage-backed securities	258,774	5,636	620	263,790
Asset-backed securities	36,394	582	19	36,957
Corporate bonds	2,500	100	—	2,600
Obligations of states and political subdivisions	147,462	4,229	400	151,291
	$570,842	$10,875	$1,174	$580,543

Included in mortgage-backed securities are collateralized mortgage obligations totaling $96,315,000 (fair value of $95,688,000) and $88,472,000 (fair value of $89,116,000) at March 31, 2021 and December 31, 2020, respectively.

The amortized cost and estimated market value of debt securities at March 31, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$1,196	$1,196
Due after one year through five years	40,212	40,767
Due after five years through ten years	188,093	184,576
Due after ten years	386,562	387,393
	$616,063	$613,932

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2021	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$107,005	$3,196	42	$—	$—	—	$107,005	$3,196
Mortgage-backed securities	135,822	3,268	59	6,569	21	12	142,391	3,289
Asset-backed securities	5,409	22	2	—	—	—	5,409	22
Obligations of states and political subdivisions	74,576	3,301	75	—	—	—	74,576	3,301
	$322,812	$9,787	178	$6,569	$21	12	$329,381	$9,808

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2020	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
GSEs	$47,991	$135	18	$—	$—	—	$47,991	$135
Mortgage-backed securities	78,381	573	29	6,776	47	12	85,157	620
Asset-backed securities	4,950	19	3	—	—	—	4,950	19
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	44,061	394	33	689	6	1	44,750	400
	$175,383	$1,121	83	$7,465	$53	13	$182,848	$1,174

Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not likely that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.

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

A summary of the Company's fair value hedge relationships as of  March 31, 2021 and  December 31, 2020 are as follows (in thousands):

March 31, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	9.17	0.65%	1 month LIBOR	$28,114	1,461

December 31, 2020
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other liabilities	9.42	0.65%	1 month LIBOR	$29,575	(51)

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
Gain (loss) on fair value hedging relationship	2021	2020
Interest rate swap agreements - loans:
Hedged items	$(1,462)	—
Derivative designated as hedging instruments	1,512	—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  March 31, 2021 and  December 31, 2020 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Loans	$28,114	29,575	(1,620)	(158)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At March 31, 2021 and December 31, 2020, the Company had approximately $25,707,000 and $20,981,000, respectively, of interest rate lock commitments and approximately $31,000,000 and $21,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $720,000 and $714,000 at March 31, 2021 and December 31, 2020, respectively, and a derivative asset of $504,000 and a derivative liability of $157,000 at March 31, 2021 and December 31, 2020, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	March 31, 2021	March 31, 2020
Forward contracts related to mortgage loans held for sale and interest rate contracts	$661	(362)
Interest rate contracts for customers	6	175

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of March 31, 2021 and December 31, 2020 (in thousands):

	In Thousands
	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$25,707	720	20,981	714
Forward contracts related to mortgage loans held-for-sale	31,000	504	21,250	(157)

Note 5. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of March 31, 2021, the Company had outstanding 10,989 options under the 2009 Stock Option Plan with a weighted average exercise price of $34.34.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2021, the Company had 405,272 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of March 31, 2021, the Company had outstanding 151,844 options with a weighted average exercise price of $47.08 and 117,956 cash-settled stock appreciation rights with a weighted average exercise price of $44.38 under the 2016 Equity Incentive Plan.

As of March 31, 2021, the Company had outstanding 162,833 stock options with a weighted average exercise price of $46.22 and 117,956 cash-settled stock appreciation rights each with a weighted average exercise price of $44.38.

The following table summarizes information about stock options and cash-settled SARs for the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	284,591	$43.71	273,039	$41.19
Granted	24,999	59.02	—	—
Exercised	28,801	40.02	7,654	33.82
Forfeited or expired	—	—	4,300	39.46
Outstanding at end of period	280,789	$45.45	261,085	$41.43
Options and SARs exercisable at March 31	141,993	$41.00	142,692	$40.40

As of  March 31, 2021, there was $1,725,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.17 years.

Note 6. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

In 2018, the U.S. Congress passed, and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the "Growth Act"). The Growth Act, among other things, requires the federal banking agencies to issue regulations allowing community bank organizations with total assets of less than $10.0 billion in assets and limited amounts of certain assets and off-balance sheet exposures to access a simpler capital regime focused on a bank's Tier 1 leverage capital levels rather than risk-based capital levels that are the focus of the capital rules issued under the Dodd-Frank Act implementing Basel III.

In October 2019, the federal banking agencies approved final rules under the Growth Act that exempt a qualifying community bank and its holding company that have Community Bank Leverage Ratios, calculated as Tier 1 capital over average total consolidated assets (the "Community Bank Leverage Ratio"), of greater than 9 percent from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community banking organization and its holding company that have chosen the proposed framework are not required to calculate the existing risk-based and leverage capital requirements. Such a bank would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a Community Bank Leverage Ratio greater than 9 percent. Tier 1 capital for purposes of calculating the Community Bank Leverage Ratio is defined as total equity less accumulated other comprehensive income, less goodwill, less all other intangible assets, less deferred tax assets that arise from net operating loss and tax carryforwards, net of any related valuation allowances. Institutions seeking to utilize the Community Bank Leverage Ratio must not have total off-balance sheet exposures equal to 25% or more of total consolidated assets. For purposes of this test, off-balance sheet exposures include, among other items, unused portions of commitments, securities lent or borrowed, credit enhancements and financial standby letters of credit. The federal regulators when establishing the Community Bank Leverage Ratio also established a grace period of two fiscal quarters during which a qualifying financial institution that temporarily failed to meet any of the qualifying criteria for use of the Community Bank Leverage Ratio would nonetheless be considered well capitalized so long as the institution maintained a Community Bank Leverage Ratio of greater than 7%.

Pursuant to the CARES Act the required Community Bank Leverage Ratio was lowered to 8% until the earlier of December 31, 2020 and 60 days following the end of the national emergency declared with respect to COVID-19. A banking organization that temporarily failed to meet this, or any other requirement necessary to qualify to utilize the Community Bank Leverage Ratio, would still be considered well capitalized so long as it maintained a Community Bank Leverage Ratio of at least 7%.

The Company opted to take advantage of this rule effective January 1, 2020. As a result, the capital conservation buffer applicable under the Basel III capital guidelines was not applicable to the Company or the Bank as of March 31, 2021.

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

The Company’s and Wilson Bank’s Community Bank Leverage Ratio as of  March 31, 2021 and  December 31, 2020 are presented in the following tables:

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2021
Community Bank Leverage Ratio:
Consolidated	$377,995	11.1%	$289,047	8.5%
Wilson Bank	376,682	11.1	288,966	8.5

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2020
Community Bank Leverage Ratio:
Consolidated	$368,150	11.2%	$279,400	8.5%
Wilson Bank	364,976	11.1	279,486	8.5

Dividend Restrictions

The Company and the Bank are subject to dividend restrictions set forth by the State Banking Department and federal banking agencies. Additional restrictions may be imposed by the State Banking Department and federal banking agencies under the powers granted to them by law.

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

The following tables present the financial instruments carried at fair value as of March 31, 2021 and December 31, 2020, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2021
Hedged Loans	$26,494	—	26,494	—
Investment securities available-for-sale:
U.S. Government sponsored enterprises	124,025	—	124,025	—
Mortgage-backed securities	288,662	—	288,662	—
Asset-backed securities	40,130	—	40,130	—
Corporate bonds	2,544	—	2,544	—
State and municipal securities	158,571	—	158,571	—
Total investment securities available-for-sale	613,932	—	613,932	—
Mortgage loans held for sale	28,635	—	28,635	—
Derivatives	2,685	—	2,685	—
Bank owned life insurance	35,401	—	—	35,401
Total assets	$707,147	—	671,746	35,401

Derivatives	$-	—	—	—
Total liabilities	$-	—	—	—

December 31, 2020
Hedged Loans	$29,417	—	29,417	—
Investment securities available-for-sale:
U.S. Government sponsored enterprises	125,905	—	125,905	—
Mortgage-backed securities	263,790	—	263,790	—
Asset-backed securities	36,957	—	36,957	—
Corporate bonds	2,600	—	2,600	—
State and municipal securities	151,291	—	151,291	—
Total investment securities available-for-sale	580,543	—	580,543	—
Mortgage loans held for sale	19,474	—	19,474	—
Derivatives	714	—	714	—
Bank owned life insurance	35,197	—	—	35,197
Total assets	$665,345	—	630,148	35,197

Derivatives	$208	—	208	—
Total liabilities	$208	—	208	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2021
Other real estate owned	$183	—	—	183
Impaired loans, net (¹)	2,584	—	—	2,584
Total	$2,767	—	—	2,767
December 31, 2020
Other real estate owned	$—	—	—	—
Impaired loans, net (¹)	2,635	—	—	2,635
Total	$2,635	—	—	2,635

(1)	Amount is net of a valuation allowance of $699,000 at March 31, 2021 and $742,000 at December 31, 2020 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2021 and December 31, 2020:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2021, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2021 and 2020 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2021		2020
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$35,197	—	$31,762	—
Total realized gains included in income	204	—	183	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$35,401	—	$31,945	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$204	—	$183	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2021 and December 31, 2020. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2021 and December 31, 2020. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Financial assets:
Cash and cash equivalents	$456,529	456,529	456,529	—	—
Loans, net	2,294,999	2,296,988	—	—	2,296,988
Restricted equity securities	5,089	NA	NA	NA	NA
Accrued interest receivable	7,933	7,933	1	2,099	5,833
Financial liabilities:
Deposits	3,140,826	2,896,171	—	—	2,896,171
Federal Home Loan Bank borrowings	—	—	—	—	—
Accrued interest payable	2,236	2,236	—	—	2,236

December 31, 2020
Financial assets:
Cash and cash equivalents	$338,856	338,856	338,856	—	—
Loans, net	2,282,766	2,302,530	—	—	2,302,530
Restricted equity securities	5,089	NA	NA	NA	NA
Accrued interest receivable	7,516	7,516	1	2,210	5,305
Financial liabilities:
Deposits	2,960,595	2,796,339	—	—	2,796,339
Federal Home Loan Bank borrowings	3,638	3,755	—	—	3,755
Accrued interest payable	3,051	3,051	—	—	3,051

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2021, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2021.

As of and for the three months ended March 31, 2021, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2017 through 2020 and the IRS for the years ended December 31, 2018 through 2020.

Note 9. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$11,144	$9,031
Denominator – Weighted average number of common shares outstanding	11,079,350	10,864,866
Basic earnings per common share	$1.01	$0.83
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$11,144	$9,031
Denominator – Weighted average number of common shares outstanding	11,079,350	10,864,866
Dilutive effect of stock options	29,216	21,590
Weighted average diluted common shares outstanding	11,108,566	10,886,456
Diluted earnings per common share	$1.00	$0.83

Note 10. Commitments and Contingent Liabilities

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2021 is as follows:

Commitments to extend credit	$907,144,000
Standby letters of credit	$86,434,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2021 will not have a material impact on the Company’s consolidated financial statements.

Note 11. Pandemic Impact (COVID-19)

The outbreak and spread of the novel Coronavirus Disease 2019 (“COVID-19”) has created a global public health crisis that has contributed to uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity. COVID-19 continues to spread throughout the United States, and cases, hospitalizations and deaths in some of our markets, though lower than earlier in 2021, remain elevated and recently new variants or mutations of the virus have begun to emerge that in some cases appear to be more contagious than the original virus. Accordingly, the COVID-19 pandemic continues to impact our operations and the operations of certain of our customers, though the impact appears to be lessening as the average number of cases, hospitalizations and deaths in our markets declines and the number of residents in our markets that have been vaccinated against the virus continues to rise. To date, our operations and the services offered to our customers have not been adversely affected in a material manner. The extent to which COVID-19 impacts our future operations will depend on further developments, which are difficult to predict with confidence, including the duration and severity of the outbreak and the actions that may be required to contain COVID-19 or treat its impact, including potential new shutdowns or strict social distancing measures, and the decisions of governmental agencies to pause the use of one or more vaccines, the efficacy against the virus and its mutations of those vaccines currently being distributed and public acceptance of those vaccines. The coronavirus outbreak and government responses have created disruption in global supply chains and adversely impacted many industries. The outbreak has had and  may continue to have a material adverse impact on economic and market conditions and the ability of our customers and our company to continue to recover from the pandemic will depend on continued reductions in the number and severity of COVID-19 cases in our markets and continued government intervention to supports those individuals and businesses most adversely impacted by the virus.

As a result of the pandemic, many states and municipalities are facing a strain on resources and a reduction in tax collections. As a result, certain states and municipalities have asked for potential assistance from the Federal government to cover the cost of resource depletion and tax shortfalls. The American Rescue Plan, which was signed into law by President Biden on March 11, 2021, contains monetary relief for local and state governments. The first round of funding is anticipated to arrive mid- May. The ability of states and municipalities to fund shortfalls could have an affect on their ability to sustain debt maintenance, which would consequently impact the value of our municipal bond portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) the effects of the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and on the Company's and its customers' business, results of operations, asset quality and financial condition, (iii) decisions of governmental agencies to pause the use of one or more vaccines, those vaccines' efficacy against the virus (including any mutations and variants) and public acceptance of the vaccines, (iv) the failure of announced or anticipated stimulus programs to be timely approved, or approved at all, or the failure of such programs to provide sufficient relief when approved, and the resulting impact on the economy and on our customers and their businesses, (v) the effect on our allowance for loan losses and provisioning expense as a result of our decision to defer the implementation of CECL, (vi) deterioration in the real estate market conditions in the Company’s market areas, (vii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net yield on earning assets, (viii) further deterioration of the economy in the Company’s market areas, (ix) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to lower deposit rates with the speed and at the levels desired in connection with the changes in the short-term rate environment, or that affect the yield curve, (x) the ability to grow and retain low-cost core deposits, (xi) significant downturns in the business of one or more large customers, (xii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xiii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (xiv) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xv) inadequate allowance for loan losses, (xvi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvii) results of regulatory examinations, (xviii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xix) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xx) loss of key personnel, and (xxi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, including as a result of the Company's participation in and execution of government progress related to the COVID-19 pandemic. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Impact of COVID-19

The outbreak and spread of the novel Coronavirus Disease 2019 (“COVID-19”) has created a global public health crisis that has contributed to uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity. For a short period of time, our operations were modified to include remote work and modified branch operations in an effort to combat the spread of the COVID-19 virus. As of March 31, 2021, we have transitioned branch operations back to normal operating procedures.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a nearly $659 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 21, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act ("Coronavirus Relief Act") was signed into law. The Coronavirus Relief Act earmarked an additional $284 billion for a new round of PPP loans. The Company has funded $116.9 million of PPP loans to our small business and other eligible customers, $67.2 million of which remained outstanding as of March 31, 2021. The Company is currently accepting applications from eligible small businesses, some of which may be requesting their second round of PPP assistance.

In response to the COVID-19 pandemic and its economic impact to our customers, we proactively began providing relief to our customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. Following the passage of the CARES Act we expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they sought to navigate the uncertainty caused by the pandemic. Pursuant to interagency regulatory guidance and the CARES Act, we may elect to not classify loans for which these deferrals are granted between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency as troubled debt restructurings.

As of March 31, 2021, the Bank had 11 loans, totaling $51.4 million in aggregate principal amount for which principal or both principal and interest were being deferred, compared to 13 loans totaling $36.4 million on deferral at December 31, 2020. Under the applicable guidance, none of these deferrals required a troubled debt restructuring designation as of March 31, 2021 and December 31, 2020.

In connection with our initial response to COVID-19 we took deliberate actions to ensure that we had the balance sheet strength to serve our clients and communities, including maintaining increased liquidity and reserves supported by a strong capital position. In the second half of 2020 and into the first quarter of 2021 as economic conditions began to stabilize, we reduced some of the non-core, on-balance sheet liquidity we had built up during the first few months of the pandemic. We have also reduced the levels of provision expense we recorded during the second half of 2020 and into the first quarter of 2021 as many of our borrowers’ businesses have begun to improve and government intervention efforts have aided many of our customers affected by the pandemic in managing through the pandemic. Nonetheless, some of our business and consumer customers are continuing to experience varying degrees of financial distress, which could continue for the remainder of 2021. As a result, despite some reductions, we currently expect our levels of liquidity and reserves to remain above historical levels through 2021.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses have been critical to the determination of our financial position and results of operations. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ASU 2016-13, which is known as the Current Expected Credit Losses (CECL) standard, had an effective date of January 1, 2020. Pursuant to the CARES Act, lenders, like us, were given the option to defer the implementation of ASU 2016-13 until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or December 31, 2020, whichever comes first. The Coronavirus Relief Act subsequently gave lenders the option to further defer the implementation of CECL until January 1, 2022. In addition, the Securities and Exchange Commission (SEC) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, we elected to delay implementation of CECL until January 1, 2022. See Note 1. Recently Issued Accounting Pronouncements in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for further information regarding our delayed implementation of CECL.

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

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management has determined to be important in making decisions for the bank:

	As of or For the Three Months Ended March 31,
	2021	2020	2021 - 2020 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$1.01	$0.83	21.69%
Diluted earnings per common share	$1.00	$0.83	20.48%
Cash dividends	$0.60	$0.60	0.00%
Dividends declared per share as a percentage of basic earnings per share	59.41%	72.29%	(17.82)%

	As of or For the Three Months Ended March 31,
	2021	2020	2021 - 2020 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Return on average stockholders' equity	11.82%	10.58%	11.72%
Return on average assets	1.33%	1.29%	3.10%
Efficiency ratio	58.11%	59.32%	(2.04)%

	March 31, 2021	December 31, 2020	2021 - 2020 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets	10.74%	11.28%	(4.79)%
Non-performing asset ratio	0.07%	0.08%	(12.50)%
Book value per common share	$34.39	$34.58	(0.55)%

Results of Operations

Net earnings increased $2,113,000, or 23.40%,  to  $11,144,000 for the  three months ended March 31, 2021, from $9,031,000 in the first  three months of 2020. The increase in net earnings during the  three months ended March 31, 2021 as compared to the prior year comparable period was primarily due to an increase in net interest income, an increase in non-interest income and a reduction in provision expense, partially offset by an increase in non-interest expense. The increase in net interest income is due to an increase in average interest earning asset balances between the relevant periods, including loans originated pursuant to the PPP, partially offset by a decrease in rates and decreased net yield on interest earning assets. The increase in non-interest expense resulted from the Company's continued growth.

Return on average assets (ROA) is a common benchmark for bank profitability and is calculated by taking our annualized net earnings and dividing by the average assets for the relevant period. ROA measures a company’s return on investment in a format that is easily comparable to other financial institutions. It is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the three-month periods ended  March 31, 2021 and 2020 were  1.33% and 1.29%, respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three-month periods ended March 31, 2021 and March 31, 2020 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2021			March 31, 2020			March 31, 2021 versus March 31, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (2) (3)	$2,317,991	5.08%	$28,493	$2,133,599	5.24%	$27,276	$6,088	$(4,871)	$1,217
Investment securities—taxable	519,027	1.32	1,692	364,723	2.25	2,040	3,250	(3,598)	(348)
Investment securities—tax exempt	78,364	1.67	323	49,339	1.97	242	301	(220)	81
Taxable equivalent adjustment (1)	—	0.45	86	—	0.52	64	77	(55)	22
Total tax-exempt investment securities	78,364	2.12	409	49,339	2.49	306	378	(275)	103
Total investment securities	597,391	1.43	2,101	414,062	2.28	2,346	3,628	(3,873)	(245)
Loans held for sale	19,921	2.04	100	12,787	3.40	108	198	(206)	(8)
Federal funds sold	675	—	—	19,430	1.16	56	(27)	(29)	(56)
Accounts with depository institutions	328,150	0.13	108	105,050	1.21	316	1,447	(1,655)	(208)
Restricted equity securities	5,089	2.07	26	4,680	4.21	49	26	(49)	(23)
Total earning assets	3,269,217	3.89	30,828	2,689,608	4.59	30,151	11,360	(10,683)	677	2.25%
Cash and due from banks	34,802			14,732
Allowance for loan losses	(38,575)			(28,957)
Bank premises and equipment	57,993			60,041
Other assets	80,954			70,716
Total assets	$3,404,391			$2,806,140

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2021			March 31, 2020			March 31, 2021 versus March 31, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$771,460	0.11%	$211	$561,960	0.32%	$443	$759	$(991)	$(232)
Money market demand accounts	1,008,463	0.17	422	809,702	0.59	1,182	1,540	(2,300)	(760)
Time Deposits	610,020	1.43	2,149	626,592	1.95	3,041	(80)	(812)	(892)
Other savings	217,246	0.22	118	146,145	0.49	177	339	(398)	(59)
Total interest-bearing deposits	2,607,189	0.45	2,900	2,144,399	0.91	4,843	2,558	(4,501)	(1,943)
Federal Home Loan Bank advances	3,480	15.50	133	22,637	2.68	151	(876)	858	(18)
Total interest-bearing liabilities	2,610,669	0.47	3,033	2,167,036	0.93	4,994	1,682	(3,643)	(1,961)	(39.27%)
Non-interest bearing deposits	390,522			280,435
Other liabilities	20,946			15,295
Stockholders’ equity	382,254			343,374
Total liabilities and stockholders’ equity	$3,404,391			$2,806,140
Net interest income, on a tax equivalent basis			$27,795			$25,157	$9,678	$(7,040)	$2,638	10.49%
Net yield on earning assets (4)		3.51%			3.84%
Net interest spread (5)		3.42%			3.66%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $3.7 million and $2.0 million are included in interest income in 2021 and 2020, respectively, inclusive, in 2021, of $1.2 million in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the three months ended March 31, 2021 and 2020 was 3.51% and 3.84%, respectively. The decrease in net yield on earning assets was due to a decrease in the yield earned on all earning assets that outpaced the decrease in rates paid on our interest-bearing liabilities. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, decreased 150 basis points late in the first quarter of 2020, as a result of reductions in the federal funds rate enacted by the Federal Reserve, which has thereafter been maintained at the reduced rate. In the first quarter of 2021 the Federal Reserve announced it did not expect to raise rates until the end of 2023 at the earliest. The yield on loans decreased due to the declining rate environment discussed above, which was partially offset by an increase in loan volume and the impact of fees we were entitled to receive in connection with the origination of SBA PPP loans. The yield on securities decreased due to the declining rate environment discussed above, in which higher yielding securities were called by issuers and were replaced with securities yielding lower market rates. In addition, excess liquidity on the Company's balance sheet led to additional investment purchases that had lower yields due to the current rate environment. The net interest spread was 3.42% and 3.66% for the three months ended March 31, 2021 and March 31, 2020, respectively. The rate we pay on our deposits decreased in the three months ended March 31, 2021 when compared to the comparable period in 2020, as we decreased the rates on several of our deposit products in response to decreases in short-term rates in the first quarter of 2020 and the continuation of this low rate environment throughout 2020 and into 2021, partially offset by an overall increase in the volume of average interest-bearing deposits. As a result of the significant reduction in short-term rates together with the ongoing uncertainty resulting from COVID-19 and the continued intense competitive pressures in our markets and weak loan demand, our net yield on earning assets could continue to decline during the remainder of 2021 as could our net interest spread if we are unable to reduce the rates we pay on our interest-bearing liabilities at a pace necessary to offset declines in our earning asset yields. Elevated levels of on-balance sheet liquidity resulting from government stimulus programs will also likely negatively impact our net yield on earning assets.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended March 31, 2021 totaled $27,709,000, compared to $25,093,000 for the same period in 2020, an increase of $2,616,000 between respective periods.

The increase in interest income for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 was primarily attributable to an overall increase in average loans, and the resulting increase in the net interest and fees earned on loans, which included SBA fees earned on PPP loans totaling $1,200,000. The ratio of average earning assets to total average assets for the three months ended March 31, 2021 was 96.0%, compared to 95.8% for the same period in 2020.

The decrease in interest expense for the three months ended March 31, 2021 as compared to the prior year's comparable period was primarily due to a decrease in the rates of average interest bearing deposits, reflecting the declining rate environment that we have experienced since the first quarter of 2020. The decrease in rates was partially offset by an overall increase in the volume of average interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the three months ended March 31, 2021 was $827,000, a decrease of $642,000 from the provision of $1,469,000 incurred in the first three months of 2020. The decrease in provision expense for the three months ended March 31, 2021 from the comparable period in 2020 is in response to the wide distribution of the COVID-19 vaccine and the suggestion from leading economic indicators that economic conditions are improving. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include changes in the amount and composition of the loan portfolio, review of specific problem loans, past due and nonperforming loans, change in lending staff, the recommendations of the Company’s regulators, and current and anticipated economic conditions that may affect the borrowers’ ability to repay.

The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans charged off for the first three months of 2021 totaled approximately $36,000 compared to approximately $86,000 in net recoveries during the first three months of 2020. The Company currently anticipates that net charge-offs will decrease over the remainder of 2021, however, if the economic disruption caused by the COVID-19 pandemic does not continue to abate or increased levels of community spread of the virus return for an extended period of time and the economy is negatively impacted, charge-offs could instead increase and the financial condition of the Company could be negatively impacted. Due to the unpredictable nature with which the pandemic is developing and evolving and the continued uncertainty of its duration and timing of recovery (including the uncertainty around vaccine uptake and the efficacy of the vaccine against new and mutated strains of the virus), we are not able to predict the extent to which COVID-19 will impact our financial results.

The allowance for loan losses (net of charge-offs and recoveries) was $39,330,000 at March 31, 2021, an increase of $791,000 or 2.05%, from $38,539,000 at December 31, 2020, and of $9,049,000, or 29.88%, from $30,281,000 at March 31, 2020. The allowance for loan losses was 1.68% of total loans outstanding at March 31, 2021, compared to 1.66% at December 31, 2020 and 1.40% at March 31, 2020. As a percentage of nonperforming loans at March 31, 2021, December 31, 2020, and March 31, 2020, the allowance for loan losses represented 1,635%, 1,482% and 760%, respectively. The internally classified loans as a percentage of the allowance for loan losses were 20.3%, 21.4%, and 31.8% respectively, at March 31, 2021, December 31, 2020, and March 31, 2020.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company's independent Loan Review Department, consideration of current economic conditions and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. See the discussion above under “Critical Accounting Estimates” for more information. While the severity of the impact of the COVID-19 pandemic for individuals, small businesses and corporations is still not fully known, leading economic indicators suggest that economic conditions are improving, however they have not yet reached pre-pandemic levels. In an effort to recognize an appropriate allowance for loan losses, management incorporated qualitative factors into our quarterly assessment during the three months ended March 31, 2021, including current economic conditions and value of collateral considerations, to increase the Company's reserve for the potential impact of the COVID-19 pandemic. Management believes the allowance for loan losses at March 31, 2021 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred in excess of the amount included in such expectations, the allowance for loan losses may require an increase through additional provision for loan losses expense which would negatively impact earnings. If the situation surrounding the COVID-19 pandemic continues to improve and the overall economy is not as negatively affected as we had originally anticipated, the need for additional provision may not be necessary and could even result in the reversal of a portion of the current recorded allowance.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,325	$1,675	$(350)	(20.90%)
Brokerage income	1,398	1,189	209	17.58
Debit and credit card interchange income	2,529	2,003	526	26.26
Other fees and commissions	518	316	202	63.92
Income on BOLI and annuity contracts	204	183	21	11.48
Gain on sale of loans	3,606	911	2,695	295.83
Gain (loss) on sale of securities	—	158	(158)	(100.00)
Gain (loss) on sale of other assets	1	—	1	100.00
Total non-interest income	$9,581	$6,435	$3,146	48.89%

The increase in non-interest income for the three months ended March 31, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in gain on sale of loans, an increase in debit and credit card interchange income, an increase in brokerage income, and an increase in other fees and commissions, partially offset by a decrease in service charges on deposit accounts and a decrease in gain on sale of securities.

Gain on sale of loans increased due to an increase in the overall volume from the sale of loans as a result of our mortgage group experiencing heightened demand. This increased demand was due to low mortgage rates as a result of quantitative easing and the government's purchase of mortgage backed securities, as well as strong demand and related housing starts in Wilson County and the surrounding counties that we serve. We currently expect the Federal Reserve to decrease quantitative easing in the second or third quarter of 2021, which we believe should shift mortgage markets back to pre-COVID rate and volume levels.

Debit and credit card interchange income increased due to an increase in the number and volume of debit card holders and transactions. The increase in the volume of transactions was partially attributable to the economic stimulus payments received by our customers and increased online shopping and payments with cards due to COVID-19.

Brokerage income increased primarily due to client acquisition and the opening of new investment accounts. Brokerage income was also aided by the continued strong recovery in the stock market from first quarter 2020 lows resulting from the COVID-19 pandemic.

Other fees and commissions increased primarily due to an increase in annuity income resulting from the purchase of several annuity plans in 2020.

Service charges on deposit accounts decreased primarily due to a decrease in service charges earned on insufficient income and a decrease in overdraft fees that resulted from the economic stimulus payments received by our customers and corresponding increases in deposit account balances as a result of COVID-19.

The decrease in gain on sale of securities resulted from management’s decision to take advantage of increased yields during the three months ended March 31, 2021.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$13,300	$11,132	$2,168	19.48%
Occupancy expenses, net	1,291	1,150	141	12.26
Advertising & public relations expense	487	616	(129)	(20.94)
Furniture and equipment expense	826	768	58	7.55
Data processing expense	1,387	1,169	218	18.65
ATM & interchange expense	1,090	873	217	24.86
Directors’ fees	157	158	(1)	(0.63)
Audit, legal & consulting expenses	189	180	9	5.00
Other operating expenses	2,944	2,656	288	10.84
Total non-interest expense	$21,671	$18,702	$2,969	15.88%

The increase in non-interest expense for the three months ended March 31, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in salaries and employee benefits, an increase in net occupancy expenses, an increase in other operating expenses, an increase in data processing expense, and an increase in ATM and interchange expense, partially offset by a decrease in advertising and public relations expense.

Salaries and employee benefits increased primarily due to an increase in the number of employees necessary to support the Company’s growth in operations as well as an increase in incentives, due to an increase in the volume of booked mortgage loans and an increase in new investment client acquisition. This increase also resulted from an increase in the amortization of the Company's annual bonus. The increase in occupancy expense is primarily attributable to an increase in maintenance and repairs on buildings, an increase in depreciation expense on buildings resulting from improvements, an increase in lease expense due to an increase in leased branches, and an increase in sanitation supplies and protective facial masks related to COVID-19. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow.

Other operating expenses increased primarily due to an increase in professional fees related to PPP loans, an increase in FDIC assessments, and an increase in fees and licenses.

Data processing expenses increased primarily due to an increase in computer maintenance, computer license expense, and computer home banking. These expenses included upgrades of our current systems as well as additional investments in computer software, an increase in I.T. consulting expense and an increase in information security expenses. COVID-19 related expenses contributed to this increase with more reliance on virtual meetings and remote work. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow and the focus on the acceleration of digital product offerings increases.

ATM and interchange expense increased primarily due to an increase in debit card interchange fee expense due to the volume of transactions, which resulted in part from increased online shopping and payments with cards due to COVID-19, as well as an increase in ATM expenses resulting from software upgrades and maintenance services to all existing ATMs.

Advertising and public relations expense decreased primarily due to a decrease in community events in the market areas in which we operate as a result of COVID-19.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended March 31, 2021 and 2020 were 58.11% and 59.32%, respectively.

Income Taxes

The Company’s income tax expense was $3,648,000 for the three months ended March 31, 2021, an increase of $1,322,000 over the comparable period in 2020. The percentage of income tax expense to net income before taxes was 24.66% and 20.48% for the three months ended March 31, 2021 and March 31, 2020, respectively. This increase was partially attributable to the purchase of additional non-qualified municipal securities. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $178,901,000, or 5.31%, to $3,548,505,000 at March 31, 2021 from $3,369,604,000 at December 31, 2020. Loans, net of allowance for loan losses, totaled $2,294,999,000 at March 31, 2021, a 0.54% increase compared to $2,282,766,000 at December 31, 2020. In 2020, management focused on growing all segments of our loan portfolio. In 2021, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of emphasis.

The following details the loans of the Company at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family	$527,092	22.48%	$535,994	23.00%	$(8,902)	(1.66)%
Multifamily	93,318	3.98	111,646	4.79	(18,328)	(16.42)
Commercial real estate	865,388	36.91	837,766	35.95	27,622	3.30
Construction and land development	513,931	21.92	488,626	20.97	25,305	5.18
Farmland	12,377	0.53	15,429	0.66	(3,052)	(19.78)
Second mortgages	8,164	0.35	8,433	0.36	(269)	(3.19)
Equity lines of credit	76,633	3.27	78,889	3.38	(2,256)	(2.86)
Commercial loans	170,712	7.28	172,811	7.41	(2,099)	(1.21)
Agricultural loans	1,019	0.04	1,206	0.05	(187)	(15.51)
Personal	62,403	2.66	66,193	2.84	(3,790)	(5.73)
Credit cards	4,321	0.18	4,324	0.19	(3)	(0.07)
Other loans	9,147	0.39	9,283	0.40	(136)	(1.47)
Total loans before net deferred loan fees	$2,344,505	100.00%	$2,330,600	100.00%	$13,905	0.60%

  The increase in construction and land development loans is a result of an increase in demand as we continue to see inventory levels of 1-4 family housing decline. The continued strong demand in the Company's market has also contributed to a reduction in lot supply. The increase in commercial real estate loans is a result of the addition of several large loans as well as the completion of some construction projects converting to permanent financing. The slight decrease in commercial and industrial loans is largely attributable to the forgiveness or repayment of PPP loans we previously made to small businesses and individuals as a result of the COVID-19 pandemic. The Company funded $116.9 million of PPP loans to our small business and other eligible customers, $67.2 million of which remained outstanding as of March 31, 2021. The decrease in multifamily loans is primarily a result of the payoff of several large loan relationships.

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

The COVID-19 pandemic has had a notable impact on general economic conditions, and though economic conditions in our markets have been improving, uncertainty remains surrounding the length and ultimate severity of the pandemic. Although the Company has continued to grow loans in 2021, that loan growth is less robust than in recent prior years, and if the pandemic continues for an extended period of time, the Company could experience a further decline in demand for loans and the financial condition of the Company could be negatively impacted. The complete extent to which the COVID-19 outbreak will impact loan demand and thus affect financial results remains uncertain.

Securities increased $33,389,000, or 5.75%, to $613,932,000 at March 31, 2021 from $580,543,000 at December 31, 2020, primarily as a result of management's decision to invest excess liquidity. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2021 was 1.57% with a weighted average life of 7.92 years, as compared to an average yield of 1.63% and a weighted average life of 8.00 years at December 31, 2020. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt and equity securities classified as held-to-maturity or trading securities at March 31, 2021 or December 31, 2020.

Premises and equipment decreased $522,000, or 0.90%, from December 31, 2020 to March 31, 2021. The primary reason for the decrease was due to current year depreciation of $1,055,000. This decrease was largely offset by the remodel of our West End branch, an increase in contracts in process, and the purchase of a company vehicle.

The increase in deposits, including those resulting from funded PPP loans, stimulus checks, and tax return refunds, outpaced loan growth causing interest bearing deposits with other financial institutions to increase to $411,491,000 at March 31, 2021 from $304,750,000 at December 31, 2020.

Total liabilities increased by 5.95% to $3,167,278,000 at March 31, 2021 compared to $2,989,483,000 at December 31, 2020. The increase in total liabilities since December 31, 2020 was composed of a $180,231,000, or 6.09%, increase in total deposits, partially offset by a $3,638,000, or 100.00%, decrease in Federal Home Loan Bank advances. The increase in total deposits since December 31, 2020 was primarily attributable to the government issued economic stimulus relief attributable to COVID-19. Deposit growth was also the result of PPP loan proceeds being deposited in the Bank pending use of the funds by the borrower, and refunds to customers from the filing of their tax returns. Additional stimulus relief could lead to further deposit growth. The decrease in Federal Home Loan Bank advances since December 31, 2020 was due to management's strategic decision to utilize excess liquidity to pay off these advances. At March 31, 2021, our borrowing capacity with the Federal Home Loan Bank of Cincinnati totaled $355,848,000. The Bank pledges substantially all of its 1-4 family residential real estate loans to secure its borrowings from the Federal Home Loan Bank of Cincinnati.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of March 31, 2021 and December 31, 2020.

Loans on Nonaccrual Status

	In Thousands
	March 31,	December 31,
	2021	2020
Residential 1-4 family	$963	$1,022
Multifamily	—	—
Commercial real estate	311	311
Construction	—	—
Farmland	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$1,274	$1,333

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2021
Residential 1-4 family	$2,709	564	1,102	4,375	522,717	527,092	$139
Multifamily	—	—	—	—	93,318	93,318	—
Commercial real estate	296	—	311	607	864,781	865,388	—
Construction	644	300	780	1,724	512,207	513,931	780
Farmland	—	—	—	—	12,377	12,377	—
Second mortgages	160	—	—	160	8,004	8,164	—
Equity lines of credit	—	—	—	—	76,633	76,633	—
Commercial	147	—	—	147	170,565	170,712	—
Agricultural, installment and other	274	22	75	371	76,519	76,890	75
Total	$4,230	886	2,268	7,384	2,337,121	2,344,505	$994
December 31, 2020
Residential 1-4 family	$2,634	511	1,818	4,963	531,031	535,994	$796
Multifamily	—	—	—	—	111,646	111,646	—
Commercial real estate	—	—	460	460	837,306	837,766	149
Construction	768	—	44	812	487,814	488,626	44
Farmland	—	—	—	—	15,429	15,429	—
Second mortgages	265	—	—	265	8,168	8,433	—
Equity lines of credit	31	302	—	333	78,556	78,889	—
Commercial	114	104	—	218	172,593	172,811	—
Agricultural, installment and other	363	81	60	504	80,502	81,006	60
Total	$4,175	998	2,382	7,555	2,323,045	2,330,600	$1,049

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at March 31, 2021 totaled $2,268,000, a decrease from $2,382,000 at December 31, 2020. The decrease in non-performing loans during the three months ended March 31, 2021 of $114,000 is due primarily to three residential 1-4 family loan relationships that are no longer 90 days past due, and the payoff of one residential 1-4 family loan relationship. This was partially offset by the addition of two construction and land development loans to non-performing status. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values or further, or greater than anticipated, economic disruption resulting from COVID-19. Although deterioration of the real estate market is not currently apparent, the prolonged coronavirus outbreak could have a material adverse impact on economic and market conditions and could potentially cause a negative impact on the value of real estate being held as collateral. This situation precludes any prediction as to the ultimate material adverse impact to the value of real estate; however, the pandemic presents continued uncertainty and risk with respect to the Company, its performance, and its financial results.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, non-accrual loans and other real estate owned divided by our total assets outstanding. Our NPA ratio for the periods ended March 31, 2021 and December 31, 2020 were 0.07% and 0.08%, respectively. The NPA ratio was favorably impacted by the payment deferrals we offered customers in connection with the pandemic, which we did not have to account for as non-performing, and the increase in our total assets as a result of PPP loans and the increase in deposits associated with the pandemic.

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

At March 31, 2021 the Company had a recorded investment in impaired loans of $3,283,000 down from $3,377,000 at December 31, 2020. The decrease in impaired loans during the three months ended March 31, 2021 as compared to December 31, 2020 is due to payments made on these loans. Overall, the Company’s market areas had seen continued strengthening in the residential real estate market in recent years while the commercial real estate market had remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $45,000 to $2,631,000 from December 31, 2020 to March 31, 2021 due to the pay-down of several loan relationships that were classified as TDRs at December 31, 2020. The CARES Act and interagency guidance provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for those loans which have been granted deferrals due to the effects of COVID-19. The extent to which the COVID-19 outbreak will impact our financial results and asset quality in 2021 remains uncertain. For more information regarding the deferrals we have offered to our customers see “Impact of COVID-19” above.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the three months ended March 31, 2021 were $36,000 as compared to $86,000 in net recoveries for the same period in 2020. Overall, the Bank has experienced minimal charge-offs during 2021. The Company currently anticipates that net charge-offs will decrease over the remainder of 2021 when compared to the full year amount for 2020, however, if the economic disruption caused by the COVID-19 pandemic does not continue to abate or increased levels of community spread of the virus return for an extended period of time and the economy is negatively impacted, charge-offs could instead increase and the financial condition of the Company could be negatively impacted. Due to the speed and unpredictable nature with which the pandemic is developing and evolving and the continued uncertainty of its duration and timing of recovery (including the uncertainty around vaccine uptake and the efficacy of the vaccine against new and mutated strains of the virus), we are not able to predict the extent to which COVID-19 will impact our financial results.

At March 31, 2021, our internally classified loans had decreased $269,000, or 3.26%, to $7,977,000 from $8,246,000 at December 31, 2020 primarily due to the upgrade of two internally classified loan relationships and the payoff of two internally classified loan relationships, partially offset by the downgrade of one large loan relationship. Classified loan balances have remained relatively consistent due to the stabilization of cash flows from home builders, land developers, and commercial real estate borrowers. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. As with other asset quality measures, prolonged economic disruption as a result of the ongoing COVID-19 pandemic could result in increased levels of classified loans.

The largest categories of internally graded loans at March 31, 2021 were residential real estate mortgage loans and commercial real estate. Included within the residential real estate category are residential real estate construction and development loans, including loans to home builders and developers of land, as well as 1-4 family mortgage loans. Residential real estate loans, including construction and land development loans that are internally classified totaled $7,169,000 and $7,240,000 at March 31, 2021 and December 31, 2020, respectively. Commercial real estate loans that are internally classified totaled $586,000 and $738,000 at March 31, 2021 and December 31, 2020, respectively. These loans have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. The $71,000 decrease in internally graded residential real estate loans since December 31, 2020 was due to the payoff of one internally classified loan relationship and the upgrade of two internally classified loans, partially offset by the downgrade of two loan relationships. The $152,000 decrease in internally graded commercial real estate loans since December 31, 2020 was due to the payoff of one loan relationship. As of March 31, 2021, the Bank has experienced a stabilization in internally graded loans as the cash flows from home builders, land developers, and commercial real estate borrowers have stabilized due to economic stimulus payments, increased economic activity, and payment deferrals offered. Management does not anticipate losses on these loans to exceed the amount already allocated to loan losses for these loans, unless there is a deterioration of local real estate values. The COVID-19 pandemic has had a notable impact on general economic conditions and unknowns remain surrounding this situation. If economic conditions deteriorate as a result of a worsening of the pandemic into 2021, the Company expects that it could experience an increase in internally graded loans and the financial condition of the Company could be negatively impacted.

Many of the Bank's customers have been negatively impacted by the COVID-19 pandemic either through supply chain shortages, government mandated closures, job loss, furloughs, salary decreases, reduced consumer spending and a reduced workforce, among many other factors. In an effort to provide relief to those customers, the Bank proactively began providing relief to our customers in mid March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. The first week of April 2020, the Bank expanded its efforts to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they navigate these uncertain economic times. As of March 31, 2021, the Bank had 11 loans, totaling $51.4 million in aggregate principal amount for which principal or both principal and interest were being deferred, compared to 13 loans totaling $36.4 million on deferral at December 31, 2020. The Bank is monitoring its loan portfolio on a weekly basis to identify the segments that are utilizing the COVID relief efforts and the overall percentage of the loan portfolio that has taken advantage of the relief. These reports are being reviewed by executive management and appropriately communicated to the Board of Directors.

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

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. At March 31, 2021, the Company’s liquid assets totaled $756.9 million up from $627.8 million at December 31, 2020. Additionally, as of March 31, 2021, the Company had available approximately $96.3 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $355.8 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At March 31, 2021, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. Liability sensitivity generally should lead to an expansion in net yield on earning assets in a declining rate environment, as we are currently experiencing, but for that to occur the Bank will need to reprice its deposits more quickly than it reprices rates it earns on loans. Conversely, a rising rate environment and a liability sensitive balance sheet could have a short-term negative impact on net yield on earning assets, as deposits would likely re-price faster than assets. Management regularly monitors the deposit rates of the Company’s competitors and these rates continue to put pressure on the Company’s deposit pricing, just as loan pricing pressure from competition within our markets continues to negatively impact loan yields. This pressure could continue to negatively impact the Company’s net yield on earning assets and earnings if short-term rates begin to rise or these competitive pressures limit the Company's ability to lower deposit rates in a declining rate environment. As discussed elsewhere herein, the Bank anticipates that its net yield on earning assets is likely to contract further into 2021 because of such competitive pressures in its markets and the impacts of the COVID-19 pandemic, including the continuation of the historically low short-term interest rate environment we are experiencing.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2021, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(6.53)%	(4.03)%	1.35%	3.47%	5.50%
EVE	(17.31)%	(9.82)%	2.27%	4.03%	4.77%

(1)	Currently, some short term interest rates are below the standard down rate scenarios (100, 200 bps). The asset liability model does not calculate negative interest rates and will floor any index at 0.

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At March 31, 2021, securities totaling approxim ately $23,479,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2021 , loans totaling approximately $779,593,000 either will becom e due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at March 31, 2021 , certificates of deposit of $250,000 or greater totaling approximately $89,163,000 will beco me due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. The COVID-19 pandemic has presented overall uncertainty in the financial markets and the Bank has seen an increase in deposits as some customers have shifted funds from market based products to more stable FDIC insured options. In addition, the CARES Act, the Coronavirus Relief Act and American Recovery Act all included economic stimulus packages for individuals who met the federal income qualifications in the form of a direct payment. Further stimulus checks or programs may have the effect of further increasing the Bank's deposit accounts, thus increasing liquidity. It is also anticipated that funding will be received for public depositories, which will further increase liquidity. At the present time, management does not believe that the COVID-19 pandemic will result in the Company’s liquidity changing in a materially adverse way other than the potential negative impact of the maintenance of higher levels of on-balance sheet liquidity.

Off Balance Sheet Arrangements

At March 31, 2021, we had unfunded loan commitments outstanding of $907,144,000 and outstanding standby letters of credit of $86,434,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2021, total stockholders’ equity was $381,227,000, or 10.74% of total assets, which compares with $380,121,000, or 11.28% of total assets, at December 31, 2020. The dollar increase in stockholders’ equity during the three months ended March 31, 2021 is the result of the Company’s net income of $11,144,000, proceeds from the issuance of common stock related to exercise of stock options of $276,000, the net effect of a $8,739,000 unrealized loss on investment securities net of applicable income tax benefit of $3,093,000, cash dividends declared of $6,596,000 of which $4,902,000 was reinvested under the Company’s dividend reinvestment plan, and $119,000 related to stock option compensation.

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

The COVID-19 pandemic and the government response to such pandemic has changed the reported market risks during the three months ended March 31, 2021. Since March 31, 2020, the Federal Reserve has lowered the Fed Funds benchmark rate by a full 1.5 percentage points to a target range of 0 percent to 0.25 percent. In the first quarter of 2021 the Federal Reserve reiterated they would not likely be moving rates until the end of 2023 at the earliest. As discussed in the Management's Discussion and Analysis section above, the Bank has experienced compression to its net yield on earning assets due to the rate cuts enacted by the Federal Reserve and the continuation of the historically low short-term rate environment. The extent to which the COVID-19 pandemic and the response by federal, state and local governments will ultimately impact the financial performance of the Bank remains uncertain due to the evolving and complex nature of the COVID-19 virus (including the uncertainty around the size and number of additional government stimulus programs that may be adopted), and management continues to actively monitor and adapt to the market changes resulting from the pandemic.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 7, 2021	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: May 7, 2021	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer