Form 10-Q
period 2021-06-30
WILSON BANK HOLDING CO
filed 2021-08-06
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Common stock outstanding: 11,189,023 shares at August 6, 2021

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

	(Unaudited)	(Audited)
	June 30, 2021	December 31, 2020
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,396,170	$2,321,305
Less: Allowance for loan losses	(39,314)	(38,539)
Net loans	2,356,856	2,282,766
Available-for-sale, at market (amortized cost $749,948 and $570,842, respectively)	751,968	580,543
Loans held for sale	17,242	19,474
Interest bearing deposits	297,155	304,750
Restricted equity securities	5,089	5,089
Federal funds sold	52,004	675
Total earning assets	3,480,314	3,193,297
Cash and due from banks	24,165	33,431
Bank premises and equipment, net	57,732	58,202
Accrued interest receivable	7,857	7,516
Deferred income tax asset	9,832	7,089
Other real estate	22	—
Bank owned life insurance	35,609	35,197
Other assets	30,756	30,067
Goodwill	4,805	4,805
Total assets	$3,651,092	$3,369,604
Liabilities and Stockholders’ Equity
Deposits	$3,230,464	$2,960,595
Federal Home Loan Bank advances	—	3,638
Accrued interest and other liabilities	25,023	25,250
Total liabilities	3,255,487	2,989,483
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,084,997 and 10,993,404 shares, respectively	22,170	21,987
Additional paid-in capital	98,321	93,034
Retained earnings	273,622	257,935
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $528 and $2,536, respectively	1,492	7,165
Total stockholders’ equity	395,605	380,121
Total liabilities and stockholders’ equity	$3,651,092	$3,369,604

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$28,945	$29,254	$57,438	$56,530
Interest and dividends on securities:
Taxable securities	2,103	1,830	3,795	3,870
Exempt from federal income taxes	253	271	576	513
Interest on loans held for sale	160	118	260	226
Interest on federal funds sold	5	—	5	56
Interest on balances held at depository institutions	79	78	187	394
Interest and dividends on restricted securities	25	18	51	67
Total interest income	31,570	31,569	62,312	61,656
Interest expense:
Interest on negotiable order of withdrawal accounts	221	327	432	770
Interest on money market and savings accounts	565	1,063	1,105	2,422
Interest on time deposits	1,994	2,783	4,143	5,824
Interest on Federal Home Loan Bank advances	—	135	133	286
Total interest expense	2,780	4,308	5,813	9,302
Net interest income before provision for loan losses	28,790	27,261	56,499	52,354
Provision for loan losses	55	4,124	882	5,593
Net interest income after provision for loan losses	28,735	23,137	55,617	46,761
Non-interest income:
Service charges on deposit accounts	1,411	1,093	2,736	2,768
Brokerage income	1,681	1,020	3,079	2,209
Debit and credit card interchange income	3,353	2,378	5,882	4,380
Other fees and commissions	326	499	844	816
Income on BOLI and annuity contracts	208	212	412	395
Gain on sale of loans	2,048	2,122	5,654	3,033
Gain on sale of securities	—	267	—	425
Loss on sale of fixed assets	(23)	—	(23)	—
Gain (loss) on sale of other real estate	(11)	660	(11)	660
Gain on sale of other assets	—	—	1	—
Total non-interest income	8,993	8,251	18,574	14,686
Non-interest expense:
Salaries and employee benefits	14,022	11,485	27,322	22,617
Occupancy expenses, net	1,340	1,323	2,631	2,473
Advertising & public relations expense	607	485	1,094	1,088
Furniture and equipment expense	836	800	1,662	1,568
Data processing expense	1,523	1,248	2,910	2,417
ATM & interchange expense	1,214	878	2,304	1,751
Directors’ fees	127	139	284	297
Audit, legal & consulting expenses	172	207	361	387
Other operating expenses	3,438	3,510	6,382	6,179
Total non-interest expense	23,279	20,075	44,950	38,777
Earnings before income taxes	14,449	11,313	29,241	22,670
Income taxes	3,310	2,286	6,958	4,612
Net earnings	$11,139	$9,027	$22,283	$18,058
Weighted average number of common shares outstanding-basic	11,084,411	10,892,859	11,081,894	10,878,863
Weighted average number of common shares outstanding-diluted	11,114,894	10,915,903	11,111,708	10,901,079
Basic earnings per common share	$1.00	$0.83	$2.01	$1.66
Diluted earnings per common share	$1.00	$0.83	$2.01	$1.66
Dividends per common share	$-	$-	$0.60	$0.60

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In Thousands)
Net earnings	$11,139	$9,027	$22,283	$18,058
Other comprehensive earnings gains (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $(1,085), $(953), $2,008, and $(2,446), respectively	3,066	2,693	(5,673)	6,913
Reclassification adjustment for net gains on the sale of securities included in net earnings, net of taxes of $0, $70, $0, and $111, respectively	—	(197)	—	(314)
Other comprehensive earnings (losses)	3,066	2,496	(5,673)	6,599
Comprehensive earnings	$14,205	$11,523	$16,610	$24,657

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Three months ended:
June 30, 2021
Balance at beginning of period	$22,168	98,150	262,483	(1,574)	381,227
Issuance of 1,000 shares of common stock pursuant to exercise of stock options, net	2	43	—	—	45
Share based compensation expense	—	128	—	—	128
Net change in fair value of available-for-sale securities during the period, net of taxes of $(1,085)	—	—	—	3,066	3,066
Net earnings for the quarter	—	—	11,139	—	11,139
Balance at end of period	$22,170	98,321	273,622	1,492	395,605

June 30, 2020
Balance at beginning of period	$21,783	87,407	235,011	4,796	348,997
Issuance of 2,866 shares of common stock pursuant to exercise of stock options, net	6	80	—	—	86
Share based compensation expense	—	105	—	—	105
Net change in fair value of available-for-sale securities during the period, net of taxes of $(883)	—	—	—	2,496	2,496
Net earnings for the quarter	—	—	9,027	—	9,027
Balance at end of period	$21,789	87,592	244,038	7,292	360,711

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Six Months Ended:
June 30, 2021
Balance at beginning of period	$21,987	93,034	257,935	7,165	380,121
Cash dividends declared, $.60 per share	—	—	(6,596)	—	(6,596)
Issuance of 83,442 shares of common stock pursuant to dividend reinvestment plan	167	4,735	—	—	4,902
Issuance of 8,151 shares of common stock pursuant to exercise of stock options, net	16	305	—	—	321
Share based compensation expense	—	247	—	—	247
Net change in fair value of available-for-sale securities during the period, net of taxes of $2,008	—	—	—	(5,673)	(5,673)
Net earnings for the period	—	—	22,283	—	22,283
Balance at end of period	$22,170	98,321	273,622	1,492	395,605

June 30, 2020
Balance at beginning of period	$21,586	82,249	232,456	693	336,984
Cash dividends declared, $.60 per share	—	—	(6,476)	—	(6,476)
Issuance of 91,471 shares of common stock pursuant to dividend reinvestment plan	183	4,825	—	—	5,008
Issuance of 10,068 shares of common stock pursuant to exercise of stock options, net	20	305	—	—	325
Share based compensation expense	—	213	—	—	213
Net change in fair value of available-for-sale securities during the period, net of taxes of $(2,335)	—	—	—	6,599	6,599
Net earnings for the period	—	—	18,058	—	18,058
Balance at end of period	$21,789	87,592	244,038	7,292	360,711

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$22,283	$18,058
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for loan losses	882	5,593
Deferred income taxes provision	(735)	(176)
Depreciation and amortization of premises and equipment	2,107	2,074
Loss on disposal of premises and equipment	23	—
Net amortization of securities	2,684	1,787
Net realized gains on sales of securities	—	(425)
Gains on mortgage loans sold, net	(5,654)	(3,033)
Stock-based compensation expense	704	667
Loss (gain) on other real estate	11	(660)
Gain on sale of repossessed assets	(1)	—
Increase in value of life insurance and annuity contracts	(452)	(383)
Mortgage loans originated for resale	(128,810)	(87,703)
Proceeds from sale of mortgage loans	136,696	86,633
Gain on lease modification	—	(29)
Right of use asset amortization	194	183
Change in
Accrued interest receivable	(341)	(2,341)
Other assets	(19)	(1,143)
Accrued interest payable	(984)	(778)
Other liabilities	3,264	3,143
TOTAL ADJUSTMENTS	9,569	3,409
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,852	21,467
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(255,398)	(183,390)
Sales	—	24,028
Maturities, prepayments and calls	73,608	91,773
Purchase of restricted equity securities	—	(409)
Net increase in loans	(76,097)	(190,499)
Purchase of buildings, leasehold improvements, and equipment	(1,660)	(830)
Proceeds from sale of other assets	69	—
Proceeds from sale of other real estate	149	1,089
Purchase of life insurance and annuity contracts	—	(4,662)
NET CASH USED IN INVESTING ACTIVITIES	(259,329)	(262,900)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	270,819	347,926
Net change in deposits - time	(950)	(15,570)
Net change in Federal Home Loan Bank Advances	(3,638)	(4,615)
Change in escrow balances	(2,913)	13,201
Issuance of common stock related to exercise of stock options	321	325
Issuance of common stock pursuant to dividend reinvestment plan	4,902	5,008
Cash dividends paid on common stock	(6,596)	(6,476)
NET CASH PROVIDED BY FINANCING ACTIVITIES	261,945	339,799
NET CHANGE IN CASH AND CASH EQUIVALENTS	34,468	98,366
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	338,856	159,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$373,324	$258,136

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2021 and 2020

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$6,797	$10,080
Taxes	$8,660	$7,411
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $2,008 and $(2,335) for the six months ended June 30, 2021 and 2020, respectively	$(5,673)	$6,599
Non-cash transfers from loans to other real estate	$182	$-
Non-cash transfers from loans to other assets	$68	$2

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2020 and June 30, 2021, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.

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

We currently believe the adoption of ASU 2016-13 would have resulted in an approximately 2 - 6% increase in our allowance for loan losses as of  January 1, 2020. That estimated increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of  June 30, 2021, we currently believe the adoption of ASU 2016-13 would have resulted in an approximately 8 - 12% increase in our allowance for loan losses over the level recorded at  June 30, 2021.

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

The following schedule details the loans of the Company at June 30, 2021 and December 31, 2020:

	(In Thousands)
	June 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$572,995	$535,994
Multifamily	87,327	111,646
Commercial	849,320	837,766
Construction and land development	562,234	488,626
Farmland	11,912	15,429
Second mortgages	7,447	8,433
Equity lines of credit	82,893	78,889
Total mortgage loans on real estate	2,174,128	2,076,783
Commercial loans	154,201	172,811
Agricultural loans	1,441	1,206
Consumer installment loans
Personal	63,110	66,193
Credit cards	4,492	4,324
Total consumer installment loans	67,602	70,517
Other loans	9,835	9,283
Total loans before net deferred loan fees	2,407,207	2,330,600
Net deferred loan fees	(11,037)	(9,295)
Total loans	2,396,170	2,321,305
Less: Allowance for loan losses	(39,314)	(38,539)
Net loans	$2,356,856	$2,282,766

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

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Also included in this category are PPP loans guaranteed by the SBA, which totaled $51.4 million at  June 30, 2021 and $67.2 million at March 31, 2021. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Transactions in the allowance for loan losses for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2021
Allowance for loan losses:
Beginning balance	$8,098	1,541	16,802	7,936	154	105	997	1,378	1,528	38,539
Provision	301	(353)	(407)	1,292	(35)	(12)	51	(100)	145	882
Charge-offs	—	—	—	(23)	—	—	—	(3)	(414)	(440)
Recoveries	48	—	—	29	—	—	—	4	252	333
Ending balance	$8,447	1,188	16,395	9,234	119	93	1,048	1,279	1,511	39,314
Ending balance individually evaluated for impairment	$532	—	31	—	—	—	—	—	—	563
Ending balance collectively evaluated for impairment	$7,915	1,188	16,364	9,234	119	93	1,048	1,279	1,511	38,751
Loans:
Ending balance	$572,995	87,327	849,320	562,234	11,912	7,447	82,893	154,201	78,878	2,407,207
Ending balance individually evaluated for impairment	$2,267	—	542	—	—	—	—	—	—	2,809
Ending balance collectively evaluated for impairment	$570,728	87,327	848,778	562,234	11,912	7,447	82,893	154,201	78,878	2,404,398

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2020
Allowance for loan losses:
Beginning balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Provision	540	805	3,362	35	(12)	4	19	301	539	5,593
Charge-offs	—	—	—	—	—	—	(7)	—	(496)	(503)
Recoveries	13	—	300	33	—	19	41	—	244	650
Ending balance	$7,697	1,922	14,776	6,065	175	146	942	1,345	1,398	34,466
Ending balance individually evaluated for impairment	$714	—	150	—	—	—	—	—	—	864
Ending balance collectively evaluated for impairment	$6,983	1,922	14,626	6,065	175	146	942	1,345	1,398	33,602
Loans:
Ending balance	$522,215	144,531	837,263	415,068	17,513	11,273	74,366	195,694	68,045	2,285,968
Ending balance individually evaluated for impairment	$1,428	—	986	—	—	—	—	—	—	2,414
Ending balance collectively evaluated for impairment	$520,787	144,531	836,277	415,068	17,513	11,273	74,366	195,694	68,045	2,283,554

Transactions in the allowance for loan losses for the three months ended June 30, 2021 and 2020 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2021
Allowance for loan losses:
Beginning balance April 1	$7,939	1,334	17,558	8,476	124	102	970	1,295	1,532	39,330
Provision	498	(146)	(1,163)	766	(5)	(9)	78	(20)	56	55
Charge-offs	—	—	—	(22)	—	—	—	—	(190)	(212)
Recoveries	10	—	—	14	—	—	—	4	113	141
Ending balance	$8,447	1,188	16,395	9,234	119	93	1,048	1,279	1,511	39,314

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
June 30, 2020
Allowance for loan losses:
Beginning balance April 1	$7,351	1,641	12,744	5,200	177	127	845	998	1,198	30,281
Provision	342	281	2,032	851	(2)	0	63	347	210	4,124
Charge-offs	—	—	—	—	—	—	(7)	—	(141)	(148)
Recoveries	4	—	—	14	—	19	41	—	131	209
Ending balance	$7,697	1,922	14,776	6,065	175	146	942	1,345	1,398	34,466

Impaired Loans

At June 30, 2021, the Company had certain impaired loans of $943,000 which were on non-accruing interest status. At  December 31, 2020, the Company had certain impaired loans of $1.3 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The rest of the Company's impaired loans as of such dates remained on accruing status. The following table presents the Company’s impaired loans at  June 30, 2021 and  December 31, 2020.

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2021
With no related allowance recorded:
Residential 1-4 family	$1,080	1,402	—	1,114	3
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	207	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,080	1,402	—	1,321	3
With related allowance recorded:
Residential 1-4 family	$1,190	1,188	532	1,216	31
Multifamily	—	—	—	—	—
Commercial real estate	544	542	31	620	12
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,734	1,730	563	1,836	43
Total
Residential 1-4 family	$2,270	2,590	532	2,330	34
Multifamily	—	—	—	—	—
Commercial real estate	544	542	31	827	12
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$2,814	3,132	563	3,157	46

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
Residential 1-4 family	$1,162	1,507	—	395	26
Multifamily	—	—	—	—	—
Commercial real estate	311	311	—	311	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,473	1,818	—	706	26
With related allowance recorded:
Residential 1-4 family	$1,242	1,240	594	1,273	66
Multifamily	—	—	—	—	—
Commercial real estate	662	659	148	676	22
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,904	1,899	742	1,949	88
Total:
Residential 1-4 family	$2,404	2,747	594	1,668	92
Multifamily	—	—	—	—	—
Commercial real estate	973	970	148	987	22
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,377	3,717	742	2,655	114

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

The following table summarizes the carrying balances of TDRs at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(In thousands)
Performing TDRs	$2,124	$2,147
Nonperforming TDRs	149	529
Total TDRS	$2,273	$2,676

The following table outlines the amount of each troubled debt restructuring, categorized by loan classification, made during the six months ended June 30, 2021 and the six months ended June 30, 2020 (in thousands, except for number of contracts):

	June 30, 2021			June 30, 2020
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	—	$—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	1	111	132
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—	—
Total	—	$—	$—	1	$111	$132

As of June 30, 2021 and  June 30, 2020 the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring.

In response to the COVID-19 pandemic and its economic impact to the Bank’s customers, the Bank proactively began providing relief to its customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. Following the passage of the CARES Act the Bank expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to its customers as they navigated uncertainties resulting from the pandemic. Pursuant to interagency regulatory guidance and the CARES Act, the Bank may elect to not classify loans as troubled debt restructurings for which these deferrals are granted between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. As of June 30, 2021, the Bank had 1 loan, totaling $13.9 million in aggregate principal amount for which principal was being deferred and not classified as a TDR. Under the applicable guidance, this deferral did not require a troubled debt restructuring designation as of June 30, 2021.

As of June 30, 2021, there were no consumer mortgage loans in the process of foreclosure. As of December 31, 2020, the Company's recorded investment in consumer mortgage loans in the process of foreclosure totaled $301,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $7.0 million at June 30, 2021 and $8.2 million at December 31, 2020. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating at June 30, 2021 and December 31, 2020:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
June 30, 2021
Credit Risk Profile by Internally Assigned Rating
Pass	$566,986	87,327	849,049	562,204	11,801	7,175	82,872	154,148	78,631	2,400,193
Special Mention	2,083	—	—	30	73	165	11	—	139	2,501
Substandard	3,926	—	271	—	38	107	10	53	108	4,513
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$572,995	87,327	849,320	562,234	11,912	7,447	82,893	154,201	78,878	2,407,207
December 31, 2020
Credit Risk Profile by Internally Assigned Rating
Pass	$529,546	111,646	837,028	488,571	15,301	8,148	78,565	172,779	80,770	2,322,354
Special Mention	2,745	—	149	27	79	169	314	—	156	3,639
Substandard	3,703	—	589	28	49	116	10	32	80	4,607
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$535,994	111,646	837,766	488,626	15,429	8,433	78,889	172,811	81,006	2,330,600

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$9,772	$9	$18	$9,763
U.S. Government-sponsored enterprises (GSEs)	136,699	121	2,140	134,680
Mortgage-backed securities	367,092	4,276	2,449	368,919
Asset-backed securities	38,674	537	14	39,197
Corporate bonds	2,500	88	—	2,588
Obligations of states and political subdivisions	195,211	3,215	1,605	196,821
	$749,948	$8,246	$6,226	$751,968

	December 31, 2020
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—
U.S. Government-sponsored enterprises (GSEs)	125,712	328	135	125,905
Mortgage-backed securities	258,774	5,636	620	263,790
Asset-backed securities	36,394	582	19	36,957
Corporate bonds	2,500	100	—	2,600
Obligations of states and political subdivisions	147,462	4,229	400	151,291
	$570,842	$10,875	$1,174	$580,543

Included in mortgage-backed securities are collateralized mortgage obligations totaling $111,644,000 (fair value of $111,117,000) and $88,472,000 (fair value of $89,116,000) at June 30, 2021 and December 31, 2020, respectively.

Securities carried on the balance sheet of approximately $328,681,000 (approximate market value of $330,419,000) and $282,028,000 (approximate market value of $288,013,000) were pledged to secure public deposits and for other purposes as required by law at  June 30, 2021 and December 31, 2020, respectively.

The amortized cost and estimated market value of debt securities at June 30, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$1,215	$1,215
Due after one year through five years	47,864	48,481
Due after five years through ten years	215,740	214,166
Due after ten years	485,129	488,106
	$749,948	$751,968

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2021	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$4,921	$18	2	$—	$—	—	$4,921	$18
GSEs	108,607	2,140	41	—	—	—	108,607	2,140
Mortgage-backed securities	201,469	2,405	68	12,365	44	14	213,834	2,449
Asset-backed securities	507	14	1	—	—	—	507	14
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	74,818	1,605	70	—	—	—	74,818	1,605
	$390,322	$6,182	182	$12,365	$44	14	$402,687	$6,226

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2020	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$—	$—	—	$-	$-
GSEs	47,991	135	18	—	—	—	47,991	135
Mortgage-backed securities	78,381	573	29	6,776	47	12	85,157	620
Asset-backed securities	4,950	19	3	—	—	—	4,950	19
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	44,061	394	33	689	6	1	44,750	400
	$175,383	$1,121	83	$7,465	$53	13	$182,848	$1,174

Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not likely that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.

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

A summary of the Company's fair value hedge relationships as of  June 30, 2021 and  December 31, 2020 are as follows (in thousands):

June 30, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	8.92	0.65%	1 month LIBOR	$28,701	834

December 31, 2020
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other liabilities	9.42	0.65%	1 month LIBOR	$29,575	(51)

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Six Months Ended June 30,
Gain (loss) on fair value hedging relationship	2021	2020
Interest rate swap agreements - loans:
Hedged items	$(875)	332
Derivative designated as hedging instruments	885	(405)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  June 30, 2021 and  December 31, 2020 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Loans	$28,701	29,575	(1,033)	(158)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At June 30, 2021 and December 31, 2020, the Company had approximately $20,422,000 and $20,981,000, respectively, of interest rate lock commitments and approximately $17,500,000 and $21,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $646,000 and $714,000 at June 30, 2021 and December 31, 2020, respectively, and derivative liabilities of $10,000 and $157,000 at June 30, 2021 and December 31, 2020, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	June 30, 2021	June 30, 2020
Forward contracts related to mortgage loans held for sale and interest rate contracts	$147	(93)
Interest rate contracts for customers	(68)	706

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of June 30, 2021 and December 31, 2020 (in thousands):

	In Thousands
	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$20,422	646	20,981	714
Forward contracts related to mortgage loans held-for-sale	17,500	(10)	21,250	(157)

Note 5. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of June 30, 2021, the Company had outstanding 10,834 options under the 2009 Stock Option Plan with a weighted average exercise price of $34.38.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2021, the Company had 405,272 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of June 30, 2021, the Company had outstanding 150,999 options with a weighted average exercise price of $47.08 and 117,156 cash-settled stock appreciation rights with a weighted average exercise price of $44.41 under the 2016 Equity Incentive Plan.

As of June 30, 2021, the Company had outstanding 161,833 stock options with a weighted average exercise price of $46.23 and 117,156 cash-settled stock appreciation rights each with a weighted average exercise price of $44.41.

The following table summarizes information about stock options and cash-settled SARs for the six months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	284,591	$43.71	273,039	$41.19
Granted	24,999	59.02	43,833	55.72
Exercised	30,601	40.17	12,470	36.13
Forfeited or expired	—	—	5,200	39.69
Outstanding at end of period	278,989	$45.47	299,202	$43.56
Options and SARs exercisable at June 30	156,360	$42.11	145,541	$40.82

As of  June 30, 2021, there was $1,500,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.10 years.

Note 6. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

The Company opted to take advantage of this rule effective January 1, 2020. As a result, the capital conservation buffer applicable under the Basel III capital guidelines was not applicable to the Company or the Bank as of June 30, 2021.

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

The Company’s and Wilson Bank’s Community Bank Leverage Ratio as of  June 30, 2021 and  December 31, 2020 are presented in the following tables:

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2021
Community Bank Leverage Ratio:
Consolidated	$389,307	10.8%	$306,626	8.5%
Wilson Bank	388,110	10.8	306,541	8.5

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2020
Community Bank Leverage Ratio:
Consolidated	$368,150	11.2%	$279,400	8.5%
Wilson Bank	364,976	11.1	279,486	8.5

Dividend Restrictions

The Company and the Bank are subject to dividend restrictions set forth by the Tennessee Department of Financial Institutions and federal banking agencies, as applicable. Additional restrictions may be imposed by the Tennessee Department of Financial Institutions and federal banking agencies under the powers granted to them by law.

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

The following tables present the financial instruments carried at fair value as of June 30, 2021 and December 31, 2020, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2021
Hedged Loans	$27,668	—	27,668	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	9,763	9,763	—	—
U.S. Government sponsored enterprises	134,680	—	134,680	—
Mortgage-backed securities	368,919	—	368,919	—
Asset-backed securities	39,197	—	39,197	—
Corporate bonds	2,588	—	2,588	—
State and municipal securities	196,821	—	196,821	—
Total investment securities available-for-sale	751,968	9,763	742,205	—
Mortgage loans held for sale	17,242	—	17,242	—
Derivatives	1,480	—	1,480	—
Bank owned life insurance	35,609	—	—	35,609
Total assets	$833,967	9,763	788,595	35,609

Derivatives	$10	—	10	—
Total liabilities	$10	—	10	—

December 31, 2020
Hedged Loans	$29,417	—	29,417	—
Investment securities available-for-sale:
U.S. Government sponsored enterprises	125,905	—	125,905	—
Mortgage-backed securities	263,790	—	263,790	—
Asset-backed securities	36,957	—	36,957	—
Corporate bonds	2,600	—	2,600	—
State and municipal securities	151,291	—	151,291	—
Total investment securities available-for-sale	580,543	—	580,543	—
Mortgage loans held for sale	19,474	—	19,474	—
Derivatives	714	—	714	—
Bank owned life insurance	35,197	—	—	35,197
Total assets	$665,345	—	630,148	35,197

Derivatives	$208	—	208	—
Total liabilities	$208	—	208	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2021
Other real estate owned	$22	—	—	22
Impaired loans, net (¹)	2,251	—	—	2,251
Total	$2,273	—	—	2,273
December 31, 2020
Other real estate owned	$—	—	—	—
Impaired loans, net (¹)	2,635	—	—	2,635
Total	$2,635	—	—	2,635

(1)	Amount is net of a valuation allowance of $563,000 at June 30, 2021 and $742,000 at December 31, 2020 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2021 and December 31, 2020:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2021, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2021 and 2020 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2021		2020
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$35,197	—	$31,762	—
Total realized gains included in income	412	—	395	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	2,610	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$35,609	—	$34,767	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$412	—	$395	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2021 and December 31, 2020. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2021 and December 31, 2020. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Financial assets:
Cash and cash equivalents	$373,324	373,324	373,324	—	—
Loans, net	2,356,856	2,360,535	—	—	2,360,535
Restricted equity securities	5,089	NA	NA	NA	NA
Accrued interest receivable	7,857	7,857	8	2,599	5,250
Financial liabilities:
Deposits	3,230,464	3,017,923	—	—	3,017,923
Accrued interest payable	2,067	2,067	—	—	2,067

December 31, 2020
Financial assets:
Cash and cash equivalents	$338,856	338,856	338,856	—	—
Loans, net	2,282,766	2,302,530	—	—	2,302,530
Restricted equity securities	5,089	NA	NA	NA	NA
Accrued interest receivable	7,516	7,516	1	2,210	5,305
Financial liabilities:
Deposits	2,960,595	2,796,339	—	—	2,796,339
Federal Home Loan Bank borrowings	3,638	3,755	—	—	3,755
Accrued interest payable	3,051	3,051	—	—	3,051

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2021, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2021.

As of and for the six months ended June 30, 2021, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$11,139	$9,027	$22,283	$18,058
Denominator – Weighted average number of common shares outstanding	11,084,411	10,892,859	11,081,894	10,878,863
Basic earnings per common share	$1.00	$0.83	$2.01	$1.66
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$11,139	$9,027	$22,283	$18,058
Denominator – Weighted average number of common shares outstanding	11,084,411	10,892,859	11,081,894	10,878,863
Dilutive effect of stock options	30,483	23,044	29,814	22,216
Weighted average diluted common shares outstanding	11,114,894	10,915,903	11,111,708	10,901,079
Diluted earnings per common share	$1.00	$0.83	$2.01	$1.66

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2021 is as follows:

Commitments to extend credit	$966,700,000
Standby letters of credit	$90,433,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2021 will not have a material impact on the Company’s consolidated financial statements.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb its spread, and the resulting impact on general economic and financial market conditions and on the Company's and its customers' business, results of operations, asset quality and financial condition; (iii) the speed with which the COVID-19 vaccines can be widely distributed, decisions of governmental agencies to pause the use of one or more vaccines, those vaccines' efficacy against the virus, including new variants and public acceptance of the vaccines; (iv) the effect on our allowance for loan losses and provisioning expense as a result of our decision to defer the implementation of CECL, (v) deterioration in the real estate market conditions in the Company’s market areas, (vi) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net yield on earning assets, (vii) deterioration of the economy in the Company’s market areas, (viii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to lower deposit rates with the speed and at the levels desired in connection with the changes in the short-term rate environment, or that affect the yield curve, (ix) the ability to grow and retain low-cost core deposits, (x) significant downturns in the business of one or more large customers, (xi) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (xiii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xiv) inadequate allowance for loan losses, (xv) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvi) results of regulatory examinations, (xvii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xviii) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xix) loss of key personnel, and (xx) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, including as a result of the Company's participation in and execution of government progress related to the COVID-19 pandemic. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Impact of COVID-19

The outbreak and spread of the novel Coronavirus Disease 2019 (“COVID-19”) has created a global public health crisis that has contributed to uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a nearly $659 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 21, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act ("Coronavirus Relief Act") was signed into law. The Coronavirus Relief Act earmarked an additional $284 billion for a new round of PPP loans. The Company has funded $125.2 million of PPP loans to our small business and other eligible customers, $51.4 million of which remained outstanding as of June 30, 2021.

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

As of June 30, 2021, the Bank had one loan, totaling $13.9 million in aggregate principal amount for which principal was being deferred. As of March 31, 2021, the Bank had 11 loans, totaling $51.4 million in aggregate principal amount for which principal or both principal and interest were being deferred. Under the applicable guidance, none of these deferrals required a troubled debt restructuring designation as of June 30, 2021 and March 31, 2021.

In connection with our initial response to COVID-19 we took deliberate actions to ensure that we had the balance sheet strength to serve our clients and communities, including maintaining increased liquidity and reserves supported by a strong capital position. In the second half of 2020 and into the first half of 2021, as economic conditions began to stabilize, we reduced some of the non-core, on-balance sheet liquidity we had built up during the first few months of the pandemic. We have also reduced the levels of provision expense we recorded during the second half of 2020 and into the first half of 2021 as many of our borrowers’ businesses have begun to improve and government intervention efforts have aided many of our customers affected by the pandemic in managing through the pandemic. Nonetheless, some of our business and consumer customers are continuing to experience varying degrees of financial distress, which could continue for the remainder of 2021. As a result, despite some reductions, we currently expect our levels of liquidity and reserves to remain above historical levels through 2021.

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

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2021	2020	2021 - 2020 Percent Increase (Decrease)	2021	2020	2021 - 2020 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$1.00	$0.83	20.48%	$2.01	$1.66	21.08%
Diluted earnings per common share	$1.00	$0.83	20.48%	$2.01	$1.66	21.08%
Cash dividends	$—	$—	—%	$0.60	$0.60	—%
Dividends declared per share as a percentage of basic earnings per share	—%	—%	—%	29.85%	36.14%	(17.40)%

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2021	2020	2021 - 2020 Percent Increase (Decrease)	2021	2020	2021 - 2020 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Return on average stockholders' equity	11.42%	10.15%	12.51%	11.62%	10.36%	12.16%
Return on average assets	1.24%	1.19%	4.20%	1.28%	1.24%	3.23%
Efficiency ratio	61.61%	56.53%	8.99%	59.88%	57.84%	3.53%

	June 30, 2021	December 31, 2020	2021 - 2020 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets	10.84%	11.28%	(3.90)%
Non-performing asset ratio	0.04%	0.08%	(50.00)%
Book value per common share	$35.69	$34.58	3.21%

Results of Operations

Net earni ngs increased $4,225,000 , or 23.40% , to  $22,283,000 for the  six months ended June 30, 2021, fr om $18,058,000 in the first  six months of 2020. Net earnings were $11,139,000  for the quarter ended  June 30, 2021, an increase of $2,112,000 , or 23.40% , from  $9,027,000  for the three months ended  June 30, 2020 and a decrease of $5,000 , or 0.04% , over the quarter ended March 31, 2021 . The increase in net earnings during the three and  six months ended June 30, 2021 as compared to the prior year comparable periods was primarily due to an increase in net interest income, an increase in non-interest income and a reduction in provision expense, partially offset by an increase in non-interest expense. The increase in net interest income is due to an increase in average interest earning asset balances between the relevant periods, including loans originated pursuant to the PPP, and a decrease in cost of funds, partially offset by decreased net yield on interest earning assets. The increase in non-interest expense resulted from the Company's continued growth.

Return on average assets (ROA) is a common benchmark for bank profitability and is calculated by taking our annualized net earnings and dividing by the average assets for the relevant period. ROA measures a company’s return on investment in a format that is easily comparable to other financial institutions. It is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the six-month periods ended  June 30, 2021 and 2020 wer e  1.28%  and 1.24% , respectively. The ROA for the three months ended  June 30, 2021 and 2020 were  1.24%  and 1.19% , respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and six-month periods ended June 30, 2021 and June 30, 2020 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021 versus June 30, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (2) (3)	$2,346,298	5.04%	$28,945	$2,238,983	5.36%	$29,254	$6,256	$(6,565)	$(309)
Investment securities—taxable	597,870	1.41	2,103	388,985	1.89	1,830	2,726	(2,453)	273
Investment securities—tax exempt	79,480	1.28	253	65,097	1.67	271	241	(259)	(18)
Taxable equivalent adjustment (1)	—	0.34	67	—	0.44	72	64	(69)	(5)
Total tax-exempt investment securities	79,480	1.62	320	65,097	2.11	343	305	(328)	(23)
Total investment securities	677,350	1.43	2,423	454,082	1.92	2,173	3,031	(2,781)	250
Loans held for sale	20,855	3.08	160	19,711	2.41	118	7	35	42
Federal funds sold	60,607	0.03	5	6,902	—	—	—	5	5
Accounts with depository institutions	352,958	0.09	79	215,063	0.15	78	152	(151)	1
Restricted equity securities	5,089	1.97	25	4,895	1.48	18	1	6	7
Total earning assets	3,463,157	3.73	31,637	2,939,636	4.41	31,641	9,447	(9,451)	(4)	(0.01)%
Cash and due from banks	45,026			16,837
Allowance for loan losses	(39,317)			(30,345)
Bank premises and equipment	57,720			59,554
Other assets	84,732			72,706
Total assets	$3,611,318			$3,058,388

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021 versus June 30, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$831,907	0.11%	$221	$655,293	0.20%	$327	$411	$(517)	$(106)
Money market demand accounts	1,059,786	0.16	430	872,363	0.41	887	1,009	(1,466)	(457)
Time Deposits	610,940	1.31	1,994	616,435	1.82	2,783	(24)	(765)	(789)
Other savings	245,756	0.22	135	164,974	0.43	176	325	(366)	(41)
Total interest-bearing deposits	2,748,389	0.41	2,780	2,309,065	0.73	4,173	1,721	(3,114)	(1,393)
Federal Home Loan Bank advances	—	—	—	20,172	2.69	135	(67)	(68)	(135)
Total interest-bearing liabilities	2,748,389	0.41	2,780	2,329,237	0.74	4,308	1,654	(3,182)	(1,528)	(35.47%)
Non-interest bearing deposits	453,267			342,052
Other liabilities	18,276			29,500
Stockholders’ equity	391,386			357,599
Total liabilities and stockholders’ equity	$3,611,318			$3,058,388
Net interest income, on a tax equivalent basis			$28,857			$27,333	$7,793	$(6,269)	$1,524	5.58%
Net yield on earning assets (4)		3.40%			3.82%
Net interest spread (5)		3.32%			3.67%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $3.8 million  are included in interest income in 2021, inclusive of $1.1 million in 2021 in SBA fees related to PPP loans. Loan fees of $3.8 million are included in interest income in 2020, inclusive of $2.1 million in  2020 in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Six Months Ended			Six Months Ended			Net Change Three Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021 versus June 30, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (2) (3)	$2,332,183	5.06%	$57,438	$2,186,370	5.31%	$56,530	$6,963	$(6,055)	$908
Investment securities—taxable	558,587	1.37	3,795	376,898	2.06	3,870	3,024	(3,099)	(75)
Investment securities—tax exempt	78,923	1.47	576	57,223	1.80	513	296	(233)	63
Taxable equivalent adjustment (1)	—	0.39	153	—	0.48	136	80	(63)	17
Total tax-exempt investment securities	78,923	1.86	729	57,223	2.28	649	376	(296)	80
Total investment securities	637,510	1.43	4,524	434,121	2.09	4,519	3,400	(3,395)	5
Loans held for sale	20,404	2.57	260	16,237	2.80	226	82	(48)	34
Federal funds sold	30,989	0.03	5	13,152	0.86	56	98	(149)	(51)
Accounts with depository institutions	340,474	0.11	187	160,086	0.49	394	597	(804)	(207)
Restricted equity securities	5,089	2.02	51	4,788	2.81	67	10	(26)	(16)
Total earning assets	3,366,649	3.81	62,465	2,814,754	4.50	61,792	11,150	(10,477)	673	1.09%
Cash and due from banks	39,945			15,783
Allowance for loan losses	(38,948)			(29,651)
Bank premises and equipment	57,855			59,797
Other assets	82,853			71,718
Total assets	$3,508,354			$2,932,401

	Six Months Ended			Six Months Ended			Net Change Three Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021 versus June 30, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$801,844	0.11%	$432	$608,659	0.25%	$770	$512	$(850)	$(338)
Money market demand accounts	1,034,255	0.17	852	841,085	0.49	2,069	1,108	(2,325)	(1,217)
Time Deposits	610,482	1.37	4,143	621,507	1.88	5,824	(102)	(1,579)	(1,681)
Other savings	231,579	0.22	253	155,561	0.46	353	308	(408)	(100)
Total interest-bearing deposits	2,678,160	0.43	5,680	2,226,812	0.81	9,016	1,826	(5,162)	(3,336)
Federal Home Loan Bank advances	1,730	15.50	133	21,404	2.69	286	(912)	759	(153)
Total interest-bearing liabilities	2,679,890	0.44	5,813	2,248,216	0.83	9,302	914	(4,403)	(3,489)	(37.51%)
Non-interest bearing deposits	421,999			311,288
Other liabilities	19,662			22,410
Stockholders’ equity	386,803			350,487
Total liabilities and stockholders’ equity	$3,508,354			$2,932,401
Net interest income, on a tax equivalent basis			$56,652			$52,490	$10,236	$(6,074)	$4,162	7.93%
Net yield on earning assets (4)		3.46%			3.83%
Net interest spread (5)		3.37%			3.67%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $7.5 million are included in interest income in 2021, inclusive of $2.3 million in 2021 in SBA fees related to PPP loans. Loan fees of $5.8 million are included in interest income in 2020, inclusive of $2.1 million in  2020 in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the six months ended June 30, 2021 and 2020 was 3.46% and 3.83%, respectively, and 3.40% and 3.82%% for the quarter ended June 30, 2021 and June 30, 2020, respectively. The decrease in net yield on earning assets was due to a decrease in the yield earned on all earning assets that outpaced the decrease in rates paid on our interest-bearing liabilities, partially offset by fees earned on PPP loans. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, decreased 150 basis points late in the first quarter of 2020, as a result of reductions in the federal funds rate enacted by the Federal Reserve, which has thereafter been maintained at the reduced rate. In the second quarter of 2021 the Federal Reserve announced it did not expect to raise rates until 2023. The yield on loans decreased during the three and six months ended June 30, 2021 when compared to the comparable period in 2020 due to the declining rate environment discussed above, which was partially offset by an increase in loan volume. The yield on securities decreased due to the declining rate environment discussed above, in which higher yielding securities were called by issuers and were replaced with securities yielding lower market rates. In addition, excess liquidity on the Company's balance sheet led to additional investment purchases that had lower yields due to the current rate environment. The net interest spread was 3.37% and 3.67% for the six months ended June 30, 2021 and June 30, 2020, respectively, and 3.32% and 3.67% for the quarter ended June 30, 2021 and June 30, 2020, respectively. The rate we pay on our deposits decreased in the three and six months ended June 30, 2021 when compared to the comparable periods in 2020, as we decreased the rates on several of our deposit products in response to decreases in short-term rates in the first quarter of 2020 and the continuation of this low rate environment throughout 2020 and into 2021, partially offset by an overall increase in the volume of average interest-bearing deposits. As a result of the significant reduction in short-term rates and the continued intense competitive pressures in our markets, and an anticipated future decrease in fees earned on PPP loans, our net yield on earning assets could continue to decline during the remainder of 2021 as could our net interest spread if we are unable to reduce the rates we pay on our interest-bearing liabilities at a pace necessary to offset declines in our earning asset yields. Elevated levels of on-balance sheet liquidity resulting from government stimulus programs will also likely negatively impact our net yield on earning assets.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and six months ended June 30, 2021 totaled $28,790,000 and $56,499,000, respectively, compared to $27,261,000 and $52,354,000 for the same periods in 2020, an increase of $1,529,000 and $4,145,000, between respective periods.

The increase in interest income for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 was primarily attributable to an increase in interest and dividends earned on taxable securities, partially offset by a decrease in interest and fees earned on loans. The increase in interest and dividends earned on taxable securities resulted from an overall increase in the average balance of securities, due to management's decision to purchase additional securities to utilize excess liquidity. The decrease in interest and fees earned on loans resulted from a decrease in SBA fees earned on PPP loans, partially offset by an overall increase in average loans, and a resulting increase in origination fees earned on loans. The increase in interest income for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 was primarily attributable to an overall increase in average loans, and the resulting increase in net interest and fees earned on loans. This was partially offset by a decrease in interest and dividends earned on taxable securities and a decrease in interest earned on balances held at depository institutions. The ratio of average earning assets to total average assets for the three and six months ended June 30, 2021 was 95.9% and 96.0%, respectively, compared to 96.1% and 96.0% for the same periods in 2020.

The decrease in interest expense for the three and six months ended June 30, 2021 as compared to the prior year's comparable periods was primarily due to a decrease in the rates of average interest bearing deposits, reflecting the declining rate environment that we have experienced since the first quarter of 2020. The decrease in rates was partially offset by an overall increase in the volume of average interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the six months ended June 30, 2021 was $882,000, a decrease of $4,711,000 from the provision of $5,593,000 incurred in the first six months of 2020. The provision for loan losses for the quarter ended June 30, 2021 was $55,000, down $4,069,000 from the provision of $4,124,000 incurred in the second quarter of 2020 and down $772,000 from the $827,000 incurred in the first quarter of 2021.The decrease in provision expense for the three and six months ended June 30, 2021 from the comparable periods in 2020 is in response to the suggestion from leading economic indicators that economic conditions are improving including as a result of declining COVID cases, hospitalizations and COVID deaths in the quarter ended June 30, 2021. The decrease in provision expense for the second quarter of 2021 when compared to the first quarter of 2021 is in response to the lack of charge-offs, decrease in classified loans, non-performing loans and impaired loans, and management's evaluation of the overall credit quality of the loan portfolio. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include changes in the amount and composition of the loan portfolio, review of specific problem loans, past due and nonperforming loans, change in lending staff, the results of regulatory examinations, and current and anticipated economic conditions that may affect the borrowers’ ability to repay.

The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans charged off for the first six months of 2021 totaled approximately $107,000 compared to approximately $147,000 in net recoveries during the first six months of 2020. The volume of net loans charged off for the second quarter of June 30, 2021 totaled approximately $71,000 compared to approximately $61,000 in net recoveries during the second quarter of 2020.

The allowance for loan losses (net of charge-offs and recoveries) was $39,314,000 at June 30, 2021, an increase of $775,000 or 2.01%, from $38,539,000 at December 31, 2020, and of $4,848,000, or 14.07%, from $34,466,000 at June 30, 2020. The allowance for loan losses was 1.64% of total loans outstanding at June 30, 2021, compared to 1.66% at December 31, 2020 and 1.51% at June 30, 2020. As a percentage of nonperforming loans at June 30, 2021, December 31, 2020, and June 30, 2020, the allowance for loan losses represented 3,125%, 1,482% and 1,154%, respectively. The internally classified loans as a percentage of the allowance for loan losses were 17.8%, 21.4%, and 26.7% respectively, at June 30, 2021, December 31, 2020, and June 30, 2020.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company's independent Loan Review Department, consideration of current economic conditions and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. See the discussion above under “Critical Accounting Estimates” for more information. Management believes the allowance for loan losses at June 30, 2021 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred in excess of the amount included in such expectations, the allowance for loan losses may require an increase through additional provision for loan losses expense which would negatively impact earnings.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,411	$1,093	$318	29.09%	$2,736	$2,768	$(32)	(1.16%)
Brokerage income	1,681	1,020	661	64.80	3,079	2,209	870	39.38
Debit and credit card interchange income	3,353	2,378	975	41.00	5,882	4,380	1,502	34.29
Other fees and commissions	326	499	(173)	(34.67)	844	816	28	3.43
Income on BOLI and annuity contracts	208	212	(4)	(1.89)	412	395	17	4.30
Gain on sale of loans	2,048	2,122	(74)	(3.49)	5,654	3,033	2,621	86.42
Gain on sale of securities	—	267	(267)	(100.00)	—	425	(425)	(100.00)
Loss on sale of fixed assets	(23)	—	(23)	100.00	(23)	—	(23)	100.00
Gain (loss) on sale of other real estate	(11)	660	(671)	(101.67)	(11)	660	(671)	(101.67)
Gain on sale of other assets	—	—	—	—	1	—	1	100.00
Total non-interest income	$8,993	$8,251	$742	8.99%	$18,574	$14,686	$3,888	26.47%

The increase in non-interest income for the three months ended June 30, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in debit and credit card interchange income, an increase in brokerage income, and an increase in service charges on deposit accounts, partially offset by an increase in the loss on sale of other real estate, a decrease in gain on sale of securities, and a decrease in other fees and commissions. The increase in non-interest income for the six months ended June 30, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in gain on sale of loans, an increase in debit and credit card interchange income, and an increase in brokerage income, partially offset by an increase in the loss on sale of other real estate and a decrease in gain on sale of securities.

Debit and credit card interchange income increased for the three and six months ended June 30, 2021 due to an increase in the number and volume of debit card holders and transactions. The increase in the volume of transactions was partially attributable to an increase in economic activity as many businesses reopened, which resulted in increased consumer spending.

Brokerage income increased for the three and six months ended June 30, 2021 primarily due to client acquisition and the opening of new investment accounts. Brokerage income was also aided by the continued strong recovery in the stock market from first quarter 2020 lows resulting from the COVID-19 pandemic.

Service charges on deposit accounts increased for the three months ended June 30, 2021 primarily due to an increase in service charges earned on overdraft fees.

The decrease in gain on sale of securities for the three and six months ended June 30, 2021 resulted from management’s opportunistic trading to recognize additional income in 2020.

Other fees and commissions decreased for the three months ended June 30, 2021 primarily due to a decrease in annuity income. Annuity income in the second quarter of 2020 was elevated due to several annuity plans that were purchased in which we received a purchase bonus up front.

Gain on sale of loans increased for the six months ended June 30, 2021 due to low mortgage rates as a result of quantitative easing. While realizing the increase in refinance production, the market has started to see upward pressure on mortgage rates as the economy has recovered and as such, the Bank expects mortgage volume to taper off and decrease in the second half of 2021.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$14,022	$11,485	$2,537	22.09%	$27,322	$22,617	$4,705	20.80%
Occupancy expenses, net	1,340	1,323	17	1.28	2,631	2,473	158	6.39
Advertising & public relations expense	607	485	122	25.15	1,094	1,088	6	0.55
Furniture and equipment expense	836	800	36	4.50	1,662	1,568	94	5.99
Data processing expense	1,523	1,248	275	22.04	2,910	2,417	493	20.40
ATM & interchange expense	1,214	878	336	38.27	2,304	1,751	553	31.58
Directors’ fees	127	139	(12)	(8.63)	284	297	(13)	(4.38)
Audit, legal & consulting expenses	172	207	(35)	(16.91)	361	387	(26)	(6.72)
Other operating expenses	3,438	3,510	(72)	(2.05)	6,382	6,179	203	3.29
Total non-interest expense	$23,279	$20,075	$3,204	15.96%	$44,950	$38,777	$6,173	15.92%

The increase in non-interest expense for the three months ended June 30, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in salaries and employee benefits, an increase in ATM and interchange expense, an increase in data processing expense, and an increase in advertising and public relations expense. The increase in non-interest expense for the six months ended June 30, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in salaries and employee benefits, an increase in ATM and interchange expense, an increase in data processing expense, an increase in other operating expenses, and an increase in occupancy expenses.

Salaries and employee benefits increased for the three and six months ended June 30, 2021 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations as well as an increase in incentives and commissions, due to an increase in the volume of booked mortgage loans and an increase in new investment client acquisition. This increase also resulted from the payment of a $811,500, in the aggregate, mid-year bonus paid to employees in the second quarter of 2021 to acknowledge their hard work and perseverance throughout the pandemic and implementation of PPP. The increase in occupancy expense is primarily attributable to an increase in maintenance and repairs on buildings, an increase in depreciation expense on buildings resulting from improvements, an increase in lease expense due to an increase in leased branches, and sanitation supplies related to COVID-19. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow.

ATM and interchange expense increased for the three and six months ended June 30, 2021 primarily due to an increase in debit card interchange fee expense due to the volume of transactions, and an increase in economic activity. In addition, there was an increase in ATM expenses resulting from software upgrades and the outsourcing of ATM services.

Data processing expenses increased for the three and six months ended June 30, 2021 primarily due to an increase in computer maintenance, computer license expense, and computer home banking. These expenses included upgrades of our current systems as well as additional investments in computer software, an increase in I.T. consulting expense and an increase in information security expenses. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow and the focus on the acceleration of digital product offerings increases.

Advertising and public relations expense increased for the three months ended June 30, 2021 primarily due to an increase in community events in the market areas in which we operate in comparison to the prior year comparable periods when COVID restrictions caused the cancellation of many community events.

Other operating expenses increased for the six months ended June 30, 2021 primarily due to an increase in fees and licenses and an increase in FDIC assessments due to an increase in deposits, partially offset by a decrease in professional fees on loans which resulted from the investment in required software to facilitate participation in PPP lending that occurred in June 2020.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended June 30, 2021 and 2020 were 61.61% and 56.53%, respectively. Our efficiency ratio for the six months ended June 30, 2021 and 2020 were 59.88% and 57.84%, respectively. The increase for the three and six months ended June 30, 2021 when compared to the prior year comparable periods was attributable to the mid-year bonus paid to employees in the second quarter of 2021, the investment in software upgrades to existing ATMs and the outsourcing of ATM services, as well as investments in new technology.

Income Taxes

The Company’s income tax expense was $6,958,000 for the six months ended June 30, 2021, an increase of $2,346,000 over the comparable period in 2020. Income tax expense was $3,310,000 for the quarter ended June 30, 2021, an increase of $1,024,000 over the same period in 2020.The percentage of income tax expense to net income before taxes was 23.80% and 20.34% for the six months ended June 30, 2021 and June 30, 2020, respectively, and 22.91% and 20.21% for the quarters ended June 30, 2021 and 2020, respectively. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $281,488,000, or 8.35%, to $3,651,092,000 at June 30, 2021 from $3,369,604,000 at December 31, 2020. Total assets increased $102,587,000, or 2.89%, at June 30, 2021 from March 31, 2021. Loans, net of allowance for loan losses, totaled $2,356,856,000 at June 30, 2021, a 3.25% increase compared to $2,282,766,000 at December 31, 2020. Net loans increased $61,857,000, or 2.70%, from March 31, 2021 to June 30, 2021. In 2020, management focused on growing all segments of our loan portfolio. In 2021, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of emphasis.

The following details the loans of the Company at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family	$572,995	23.80%	$535,994	23.00%	$37,001	6.90%
Multifamily	87,327	3.63	111,646	4.79	(24,319)	(21.78)
Commercial real estate	849,320	35.28	837,766	35.95	11,554	1.38
Construction and land development	562,234	23.36	488,626	20.97	73,608	15.06
Farmland	11,912	0.49	15,429	0.66	(3,517)	(22.79)
Second mortgages	7,447	0.31	8,433	0.36	(986)	(11.69)
Equity lines of credit	82,893	3.44	78,889	3.38	4,004	5.08
Commercial loans	154,201	6.41	172,811	7.41	(18,610)	(10.77)
Agricultural loans	1,441	0.06	1,206	0.05	235	19.49
Personal	63,110	2.62	66,193	2.84	(3,083)	(4.66)
Credit cards	4,492	0.19	4,324	0.19	168	3.89
Other loans	9,835	0.41	9,283	0.40	552	5.95
Total loans before net deferred loan fees	$2,407,207	100.00%	$2,330,600	100.00%	$76,607	3.29%

  Overall, the Bank's loan demand and related new loan production has continued to be strong. The net loan growth of 3.29% reflects the strong production, partially offset by several large loan payoffs due to the current interest rate environment, the temporary nature of our construction lending portfolio, and the capital constraints around the addition of loans in commercial real estate and, construction, acquisition and development lending, two areas where the Bank has historically experienced, and continues to experience, robust demand. The demand is supported by the continued rise in new borrowers moving into the Bank's primary market areas. The increase in residential 1-4 family loans is attributable to the Bank being able to grow its residential portfolio through marketing efforts directed at those building houses, the developing investor sector of 1-4 family, and an increase in the number of loans held internally and therefore not sold on the secondary market. The increase in commercial real estate loans is a result of the addition of several large loans as well as the completion of some construction projects converting to permanent financing. The decrease in multifamily loans is primarily a result of the payoff of several large loan relationships. The decrease in commercial and industrial loans is attributable to the forgiveness or repayment of PPP loans we previously made to small businesses and individuals as a result of the COVID-19 pandemic and the payoff of several large loan relationships. The Company funded $125.2 million of PPP loans to our small business and other eligible customers, $51.4 million of which remained outstanding as of June 30, 2021, compared to $62.4 million at December 31, 2020.

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

The COVID-19 pandemic has had a notable impact on general economic conditions, and though economic conditions in our markets have been improving, uncertainty remains surrounding the impact of the pandemic. Although the Company has continued to grow loans in 2021, the Company could experience a decline in demand for loans if the impact of the pandemic continues for an extended period of time.

Securities increased $171,425,000, or 29.53%, to $751,968,000 at June 30, 2021 from $580,543,000 at December 31, 2020, and increased $138,036,000, or 22.48%, from March 31, 2021 primarily as a result of management's decision to invest excess liquidity. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2021 was 1.54% with a weighted average life of 8.42 years, as compared to an average yield of 1.63% and a weighted average life of 8.00 years at December 31, 2020. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt and equity securities classified as held-to-maturity or trading securities at June 30, 2021 or December 31, 2020.

Premises and equipment decreased $470,000, or 0.81%, from December 31, 2020 to June 30, 2021. The primary reason for the decrease was due to current year depreciation of $2,107,000. This decrease was largely offset by the remodel of our West End branch and the ongoing remodel of our Baddour branch, an increase in computer hardware and software, and the purchase of a company vehicle.

The increase in deposits in the first six months of 2021, including those resulting from funded PPP loans, stimulus checks, and tax return refunds, outpaced loan growth during the period, causing securities and federal funds sold to increase. Management's decision to invest the excess liquidity caused securities to increase to $751,968,000 at June 30, 2021 from $580,543,000 at December 31, 2020. At March 31, 2021, securities totaled $613,932,000. Federal funds sold increased to $52,004,000 at June 30, 2021 from $675,000 at December 31, 2020 and March 31, 2021.

Total liabilities increased by 8.90% to $3,255,487,000 at June 30, 2021 compared to $2,989,483,000 at December 31, 2020. Total liabilities increased $88,209,000, or 2.79%, at June 30, 2021 from the quarter ended March 31, 2021. The increase in total liabilities since December 31, 2020 was composed of a $269,869,000, or 9.12%, increase in total deposits, partially offset by a $3,638,000, or 100.00%, decrease in Federal Home Loan Bank advances. The increase in total deposits since December 31, 2020 was primarily attributable to the government issued economic stimulus relief attributable to COVID-19. Deposit growth was also the result of PPP loan proceeds being deposited in the Bank pending use of the funds by the borrower, and refunds to customers from the filing of their tax returns. It is anticipated advance payments of the child tax credit will lead to further deposit growth. The decrease in Federal Home Loan Bank advances since December 31, 2020 was due to management's strategic decision to utilize excess liquidity to pay off these advances. At June 30, 2021, our borrowing capacity with the Federal Home Loan Bank of Cincinnati totaled $356,396,000. The Bank pledges substantially all of its 1-4 family residential real estate loans to secure its borrowings from the Federal Home Loan Bank of Cincinnati.

Non Performing Assets

The following tables present the Company’s non-accrual loans and past due loans as of June 30, 2021 and December 31, 2020.

Loans on Nonaccrual Status

	In Thousands
	June 30,	December 31,
	2021	2020
Residential 1-4 family	$943	$1,022
Multifamily	—	—
Commercial real estate	—	311
Construction	—	—
Farmland	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$943	$1,333

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2021
Residential 1-4 family	$1,264	356	1,022	2,642	570,353	572,995	$79
Multifamily	—	—	—	—	87,327	87,327	—
Commercial real estate	—	—	—	—	849,320	849,320	—
Construction	1,256	27	—	1,283	560,951	562,234	—
Farmland	10	—	—	10	11,902	11,912	—
Second mortgages	—	—	—	—	7,447	7,447	—
Equity lines of credit	46	—	—	46	82,847	82,893	—
Commercial	3	—	29	32	154,169	154,201	29
Agricultural, installment and other	123	108	58	289	78,589	78,878	58
Total	$2,702	491	1,109	4,302	2,402,905	2,407,207	$166
December 31, 2020
Residential 1-4 family	$2,634	511	1,818	4,963	531,031	535,994	$796
Multifamily	—	—	—	—	111,646	111,646	—
Commercial real estate	—	—	460	460	837,306	837,766	149
Construction	768	—	44	812	487,814	488,626	44
Farmland	—	—	—	—	15,429	15,429	—
Second mortgages	265	—	—	265	8,168	8,433	—
Equity lines of credit	31	302	—	333	78,556	78,889	—
Commercial	114	104	—	218	172,593	172,811	—
Agricultural, installment and other	363	81	60	504	80,502	81,006	60
Total	$4,175	998	2,382	7,555	2,323,045	2,330,600	$1,049

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

Non-performing loans, which included non-accrual loans and loans 90 days past due, at June 30, 2021 totaled $1,109,000, a decrease from $2,382,000 at December 31, 2020. The decrease in non-performing loans during the six months ended June 30, 2021 of $1,273,000 is due primarily to three residential 1-4 family loan relationships that are no longer 90 days past due, the payoff of one residential 1-4 family loan relationship, the payoff of one commercial real estate loan relationship, and the transfer of one commercial real estate loan relationship to other real estate. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, non-accrual loans, non-performing TDRs and other real estate owned divided by our total assets outstanding. Our NPA ratio for the periods ended June 30, 2021 and December 31, 2020 were 0.04% and 0.08%, respectively. The NPA ratio was favorably impacted by the payment deferrals we offered customers in connection with the pandemic, which we did not have to account for as non-performing, and the increase in our total assets as a result of PPP loans and the increase in deposits associated with the pandemic.

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

At June 30, 2021 the Company had a recorded investment in impaired loans of $2,814,000 down from $3,377,000 at December 31, 2020. The decrease in impaired loans during the six months ended June 30, 2021 as compared to December 31, 2020 is primarily due to the payoff of one loan relationship and the pay-down and subsequent removal from impaired loans of one loan relationship. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation efforts and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $403,000 to $2,273,000 from December 31, 2020 to June 30, 2021 due to the payoff of one loan relationship and the pay-down of several loan relationships that were classified as TDRs at December 31, 2020. The CARES Act and interagency guidance provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for those loans which have been granted deferrals due to the effects of COVID-19. For more information regarding the deferrals we have offered to our customers see “Impact of COVID-19” above.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the six months ended June 30, 2021 were$107,000 as compared to $147,000 in net recoveries for the same period in 2020. Overall, the Bank has experienced minimal charge-offs during 2021. It is expected that charge-offs will be modest for the remainder of 2021; however, unanticipated changes in local economic conditions may negatively impact charge-offs in the future.

At June 30, 2021, our internally classified loans had decreased $1,232,000, or 14.94%, to $7,014,000 from $8,246,000 at December 31, 2020 primarily due to the upgrade of two internally classified loan relationships, the payoff of two internally classified loan relationships, and the transfer of one internally classified loan relationship to other real estate, partially offset by the downgrade of one large loan relationship. Classified loan balances have remained relatively consistent due to the stabilization of cash flows from home builders, land developers, and commercial real estate borrowers. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

Many of the Bank's customers have been negatively impacted by the COVID-19 pandemic either through supply chain shortages, government mandated closures, job loss, furloughs, salary decreases, reduced consumer spending and a reduced workforce, among many other factors. In an effort to provide relief to those customers, the Bank proactively began providing relief to our customers in mid March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. The first week of April 2020, the Bank expanded its efforts to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they navigate these uncertain economic times. As of June 30, 2021, the Bank had one loan, totaling $13.9 million in aggregate principal amount for which principal was being deferred. As of March 31, 2021, the Bank had 11 loans, totaling $51.4 million in aggregate principal amount for which principal or both principal and interest were being deferred. The Bank is monitoring its loan portfolio on a weekly basis to determine the overall percentage of the loan portfolio that has taken advantage of the relief. These reports are being reviewed by executive management and appropriately communicated to the Board of Directors.

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

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. At June 30, 2021, the Company’s liquid assets totaled $784.9 million up from $627.8 million at December 31, 2020. Additionally, as of June 30, 2021, the Company had available approximately $101.6 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $356.4 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At June 30, 2021, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. Liability sensitivity generally should lead to an expansion in net yield on earning assets in a declining rate environment, as we experienced in 2020, but for that to occur the Bank will need to reprice its deposits more quickly than it reprices rates it earns on loans. Conversely, a rising rate environment and a liability sensitive balance sheet could have a short-term negative impact on net yield on earning assets, as deposits would likely re-price faster than assets. Management regularly monitors the deposit rates of the Company’s competitors and these rates continue to put pressure on the Company’s deposit pricing, just as loan pricing pressure from competition within our markets continues to negatively impact loan yields. This pressure could continue to negatively impact the Company’s net yield on earning assets and earnings if short-term rates begin to rise or these competitive pressures limit the Company's ability to further lower deposit rates in a declining rate environment. As discussed elsewhere herein, the Bank anticipates that its net yield on earning assets is likely to contract further into 2021 because of such competitive pressures in its markets, excess on-balance sheet liquidity and the expected continuation of the historically low short-term interest rate environment we are experiencing.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2021, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(6.43)%	(4.28)%	0.80%	2.27%	3.52%
EVE	(13.28)%	(9.33)%	1.64%	2.26%	1.81%

(1)	Currently, some short term interest rates are below the standard down rate scenarios (100, 200 bps). The asset liability model does not calculate negative interest rates and will floor any index at 0.

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. At June 30, 2021, securities totaling approxim at ely $22,856,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2021 , loans totaling approx imately $822,837,000 either will become du e or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at June 30, 2021 , certificates of deposit of $250,000 or greater totaling approximate ly $95,360,000 will beco me due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. The COVID-19 pandemic has presented overall uncertainty in the financial markets and the Bank has seen an increase in deposits as some customers have shifted funds from market based products to more stable FDIC insured options. In addition, the CARES Act, the Coronavirus Relief Act and American Recovery Act all included economic stimulus packages for individuals who met the federal income qualifications in the form of a direct payment as well as funding received by public depositories. At the present time, management does not believe that the COVID-19 pandemic will result in the Company’s liquidity changing in a materially adverse way other than the potential negative impact of the maintenance of higher levels of on-balance sheet liquidity.

Off Balance Sheet Arrangements

At June 30, 2021, we had unfunded loan commitments outstanding of $966,700,000 and outstanding standby letters of credit of $90,433,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2021, total stockholders’ equity was $395,605,000, or 10.84% of total assets, which compares with $380,121,000, or 11.28% of total assets, at December 31, 2020. The dollar increase in stockholders’ equity during the six months ended June 30, 2021 is the result of the Company’s net income of $22,283,000, proceeds from the issuance of common stock related to exercise of stock options of $321,000, the net effect of a $5,673,000 unrealized loss on investment securities net of applicable income tax benefit of $2,008,000, cash dividends declared of $6,596,000 of which $4,902,000 was reinvested under the Company’s dividend reinvestment plan, and $247,000 related to stock option compensation.

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

There have been no material changes in reported market risks during the six months ended June 30, 2021.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 6, 2021	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: August 6, 2021	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer