Form 10-Q
period 2021-09-30
WILSON BANK HOLDING CO
filed 2021-11-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Common stock outstanding: 11,195,270 shares at November 9, 2021

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

	(Unaudited)	(Audited)
	September 30, 2021	December 31, 2020
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,414,795	$2,321,305
Less: Allowance for loan losses	(39,311)	(38,539)
Net loans	2,375,484	2,282,766
Securities available-for-sale, at market (amortized cost $810,735 and $570,842, respectively)	808,887	580,543
Loans held for sale	10,536	19,474
Interest bearing deposits	380,995	304,750
Restricted equity securities	5,089	5,089
Federal funds sold	26,995	675
Total earning assets	3,607,986	3,193,297
Cash and due from banks	25,577	33,431
Bank premises and equipment, net	62,664	58,202
Accrued interest receivable	8,197	7,516
Deferred income tax asset	11,164	7,089
Bank owned life insurance	45,899	35,197
Other assets	42,037	30,067
Goodwill	4,805	4,805
Total assets	$3,808,329	$3,369,604
Liabilities and Stockholders’ Equity
Deposits	$3,374,496	$2,960,595
Federal Home Loan Bank advances	—	3,638
Accrued interest and other liabilities	29,404	25,250
Total liabilities	3,403,900	2,989,483
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,194,320 and 10,993,404 shares, respectively	22,389	21,987
Additional paid-in capital	104,755	93,034
Retained earnings	278,650	257,935
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $483 and $2,536, respectively	(1,365)	7,165
Total stockholders’ equity	404,429	380,121
Total liabilities and stockholders’ equity	$3,808,329	$3,369,604

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$30,773	$28,590	$88,211	$85,120
Interest and dividends on securities:
Taxable securities	2,372	1,739	6,167	5,609
Exempt from federal income taxes	329	346	905	859
Interest on loans held for sale	80	166	340	392
Interest on federal funds sold	4	—	9	56
Interest on balances held at depository institutions	128	91	315	485
Interest and dividends on restricted securities	33	29	84	96
Total interest income	33,719	30,961	96,031	92,617
Interest expense:
Interest on negotiable order of withdrawal accounts	220	294	652	1,064
Interest on money market and savings accounts	482	1,009	1,587	3,431
Interest on time deposits	1,884	2,685	6,027	8,509
Interest on Federal Home Loan Bank advances	—	124	133	410
Total interest expense	2,586	4,112	8,399	13,414
Net interest income before provision for loan losses	31,133	26,849	87,632	79,203
Provision for loan losses	130	1,038	1,012	6,631
Net interest income after provision for loan losses	31,003	25,811	86,620	72,572
Non-interest income:
Service charges on deposit accounts	1,682	1,391	4,418	4,159
Brokerage income	1,586	1,254	4,665	3,463
Debit and credit card interchange income	3,012	2,331	8,894	6,711
Other fees and commissions	494	478	1,338	1,294
Income on BOLI and annuity contracts	260	214	672	609
Gain on sale of loans	2,275	3,775	7,929	6,808
Gain on sale of securities	28	—	28	425
Loss on sale of fixed assets	(6)	(4)	(29)	(4)
Gain (loss) on sale of other real estate	(4)	(8)	(15)	652
Gain on sale of other assets	1	2	2	2
Other income	20	61	20	61
Total non-interest income	9,348	9,494	27,922	24,180
Non-interest expense:
Salaries and employee benefits	13,456	11,956	40,778	34,573
Occupancy expenses, net	1,436	1,406	4,067	3,879
Advertising & public relations expense	736	702	1,830	1,790
Furniture and equipment expense	846	849	2,508	2,417
Data processing expense	1,509	1,298	4,419	3,715
ATM & interchange expense	1,218	1,054	3,522	2,805
Directors’ fees	179	142	463	439
Audit, legal & consulting expenses	323	233	684	620
Other operating expenses	3,243	2,996	9,625	9,175
Total non-interest expense	22,946	20,636	67,896	59,413
Earnings before income taxes	17,405	14,669	46,646	37,339
Income taxes	4,063	3,137	11,021	7,749
Net earnings	$13,342	$11,532	$35,625	$29,590
Weighted average number of common shares outstanding-basic	11,165,313	10,963,411	11,110,006	10,907,251
Weighted average number of common shares outstanding-diluted	11,197,410	10,991,167	11,140,586	10,932,925
Basic earnings per common share	$1.19	$1.05	$3.21	$2.71
Diluted earnings per common share	$1.19	$1.05	$3.20	$2.71
Dividends per common share	$0.75	$0.60	$1.35	$1.20

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In Thousands)
Net earnings	$13,342	$11,532	$35,625	$29,590
Other comprehensive earnings gains (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax of $1,004, $6, $3,012, and $2,452, respectively	(2,836)	16	(8,509)	6,929
Reclassification adjustment for net gains on the sale of securities included in net earnings, net of tax of $7, $0, $7, and $111, respectively	(21)	—	(21)	(314)
Other comprehensive earnings (losses)	(2,857)	16	(8,530)	6,615
Comprehensive earnings	$10,485	$11,548	$27,095	$36,205

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Three months ended:
September 30, 2021
Balance at beginning of period	$22,170	98,321	273,622	1,492	395,605
Cash dividends declared, $.75 per share	—	—	(8,314)	—	(8,314)
Issuance of 103,141 shares of common stock pursuant to dividend reinvestment plan	206	6,080	—	—	6,286
Issuance of 6,182 shares of common stock pursuant to exercise of stock options, net	13	239	—	—	252
Share based compensation expense	—	115	—	—	115
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,011	—	—	—	(2,857)	(2,857)
Net earnings for the quarter	—	—	13,342	—	13,342
Balance at end of period	$22,389	104,755	278,650	(1,365)	404,429

September 30, 2020
Balance at beginning of period	$21,789	87,592	244,038	7,292	360,711
Cash dividends declared, $.60 per share	—	—	(6,537)	—	(6,537)
Issuance of 88,953 shares of common stock pursuant to dividend reinvestment plan	178	4,870	—	—	5,048
Issuance of 509 shares of common stock pursuant to exercise of stock options, net	1	21	—	—	22
Share based compensation expense	—	99	—	—	99
Net change in fair value of available-for-sale securities during the period, net of taxes of $6	—	—	—	16	16
Net earnings for the quarter	—	—	11,532	—	11,532
Balance at end of period	$21,968	92,582	249,033	7,308	370,891

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Nine Months Ended:
September 30, 2021
Balance at beginning of period	$21,987	93,034	257,935	7,165	380,121
Cash dividends declared, $1.35 per share	—	—	(14,910)	—	(14,910)
Issuance of 186,583 shares of common stock pursuant to dividend reinvestment plan	373	10,815	—	—	11,188
Issuance of 14,333 shares of common stock pursuant to exercise of stock options, net	29	544	—	—	573
Share based compensation expense	—	362	—	—	362
Net change in fair value of available-for-sale securities during the period, net of taxes of $3,019	—	—	—	(8,530)	(8,530)
Net earnings for the period	—	—	35,625	—	35,625
Balance at end of period	$22,389	104,755	278,650	(1,365)	404,429

September 30, 2020
Balance at beginning of period	$21,586	82,249	232,456	693	336,984
Cash dividends declared, $1.20 per share	—	—	(13,013)	—	(13,013)
Issuance of 180,424 shares of common stock pursuant to dividend reinvestment plan	361	9,695	—	—	10,056
Issuance of 10,577 shares of common stock pursuant to exercise of stock options, net	21	326	—	—	347
Share based compensation expense	—	312	—	—	312
Net change in fair value of available-for-sale securities during the period, net of taxes of $2,341	—	—	—	6,615	6,615
Net earnings for the period	—	—	29,590	—	29,590
Balance at end of period	$21,968	92,582	249,033	7,308	370,891

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$35,625	$29,590
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for loan losses	1,012	6,631
Deferred income taxes provision	(1,056)	(902)
Depreciation and amortization of premises and equipment	3,180	3,155
Loss on disposal of premises and equipment	29	4
Net amortization of securities	3,999	3,101
Net realized gains on sales of securities	(28)	(425)
Gains on mortgage loans sold, net	(7,929)	(6,808)
Stock-based compensation expense	986	904
Loss (gain) on other real estate	15	(652)
Gain on sale of repossessed assets	(2)	(2)
Increase in value of life insurance and annuity contracts	(766)	(635)
Mortgage loans originated for resale	(167,429)	(169,441)
Proceeds from sale of mortgage loans	184,296	157,822
Gain on lease modification	—	(29)
Right of use asset amortization	1,299	912
Change in
Accrued interest receivable	(681)	(2,040)
Other assets	(4,598)	(2,454)
Accrued interest payable	(860)	(554)
Other liabilities	5,917	6,241
TOTAL ADJUSTMENTS	17,384	(5,172)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,009	24,418
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(403,894)	(324,197)
Sales	39,652	24,028
Maturities, prepayments and calls	120,378	152,591
Purchase of restricted equity securities	—	(409)
Net increase in loans	(94,979)	(202,994)
Purchase of buildings, leasehold improvements, and equipment	(7,671)	(1,734)
Proceeds from sale of other assets	83	4
Proceeds from sale of other real estate	167	1,311
Purchase of life insurance and annuity contracts	(15,000)	(4,662)
Increase in other investments	(2,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(363,264)	(356,062)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	421,953	429,271
Net change in deposits - time	(8,052)	(13,294)
Net change in Federal Home Loan Bank Advances	(3,638)	(6,430)
Change in escrow balances	(2,148)	10,794
Issuance of common stock related to exercise of stock options	573	347
Issuance of common stock pursuant to dividend reinvestment plan	11,188	10,056
Cash dividends paid on common stock	(14,910)	(13,013)
NET CASH PROVIDED BY FINANCING ACTIVITIES	404,966	417,731
NET CHANGE IN CASH AND CASH EQUIVALENTS	94,711	86,087
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	338,856	159,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$433,567	$245,857

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2021 and 2020

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$9,259	$12,860
Taxes	$13,327	$10,256
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $3,019 and $2,341 for the nine months ended September 30, 2021 and 2020, respectively	$(8,530)	$6,615
Non-cash transfers from loans to other real estate	$182	$992
Non-cash transfers from loans to other assets	$81	$5

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, other-than-temporary impairment of securities, the valuation of other real estate (if any), and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

All loans that are placed on nonaccrual are further analyzed to determine if they should be classified as impaired loans. At December 31, 2020 and September 30, 2021, there were no loans classified as nonaccrual that were not also deemed to be impaired except for those loans not individually evaluated for impairment as described below. A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan. This determination is made using one or more of a variety of techniques, which include a review of the borrower’s financial condition, debt-service coverage ratios, global cash flow analysis, guarantor support, other loan file information, meetings with borrowers, inspection or reappraisal of collateral and/or consultation with legal counsel as well as results of reviews of other similar industry credits (e.g. builder loans, development loans, church loans, etc). Loans with an identified weakness and principal balance of $500,000 or more are subject to individual identification for impairment. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a specific valuation allowance is established as a component of the allowance for loan losses or, in the case of collateral dependent loans, the excess may be charged off. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Any subsequent adjustments to present value calculations for impaired loan valuations as a result of the passage of time, such as changes in the anticipated payback period for repayment, are recorded as a component of the provision for loan losses. For loans less than $500,000, the Company assigns a valuation allowance to these loans utilizing an allocation rate equal to the allocation rate calculated for non-impaired loans of a similar type.

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

ASU 2016-13 was originally to become effective for the Company on  January 1, 2020. On  March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The law contains several provisions applicable to companies like the Company. Among others, it gives lenders, including the Company, the option to defer the implementation of ASU 2016-13, which is known as the Current Expected Credit Losses (CECL) standard, until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or  December 31, 2020, whichever comes first. On  December 27, 2020, President Trump signed into law the Coronavirus Response and Relief Supplemental Appropriations Act. The law contains several provisions applicable to companies like the Company. Among them, it gives lenders, including the Company, the option to further defer the implementation of ASU 2016-13, until the fiscal year beginning after  January 1, 2022. In addition, the Securities and Exchange Commission (SEC) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, the Company has elected to delay implementation of CECL until  January 1, 2023.

We currently believe the adoption of ASU 2016-13 would have resulted in an approximately 2 - 6% increase in our allowance for loan losses as of  January 1, 2020. That estimated increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of  September 30, 2021, we currently believe the adoption of ASU 2016-13 would have resulted in an approximately 6 - 10% increase in our allowance for loan losses over the level recorded at  September 30, 2021.

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

ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The amendments became effective on January 1, 2021 and had no impact on the Company’s consolidated financial statements.

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

The following schedule details the loans of the Company at September 30, 2021 and December 31, 2020:

	(In Thousands)
	September 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1-4 family	$634,543	$535,994
Multifamily	57,193	111,646
Commercial	848,166	837,766
Construction and land development	578,206	488,626
Farmland	10,149	15,429
Second mortgages	7,660	8,433
Equity lines of credit	88,348	78,889
Total mortgage loans on real estate	2,224,265	2,076,783
Commercial loans	130,144	172,811
Agricultural loans	1,538	1,206
Consumer installment loans
Personal	55,841	66,193
Credit cards	4,668	4,324
Total consumer installment loans	60,509	70,517
Other loans	9,786	9,283
Total loans before net deferred loan fees	2,426,242	2,330,600
Net deferred loan fees	(11,447)	(9,295)
Total loans	2,414,795	2,321,305
Less: Allowance for loan losses	(39,311)	(38,539)
Net loans	$2,375,484	$2,282,766

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

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Also included in this category are PPP loans guaranteed by the SBA, which totaled $22.4 million at  September 30, 2021 and $51.4 million at June 30, 2021. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Transactions in the allowance for loan losses for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2021
Allowance for loan losses:
Beginning balance	$8,098	1,541	16,802	7,936	154	105	997	1,378	1,528	38,539
Provision	635	(769)	(609)	1,793	(52)	(15)	53	(123)	99	1,012
Charge-offs	—	—	—	(23)	—	—	—	(3)	(690)	(716)
Recoveries	58	—	—	47	—	—	—	5	366	476
Ending balance	$8,791	772	16,193	9,753	102	90	1,050	1,257	1,303	39,311
Ending balance individually evaluated for impairment	$-	—	18	—	—	—	—	—	—	18
Ending balance collectively evaluated for impairment	$8,791	772	16,175	9,753	102	90	1,050	1,257	1,303	39,293
Loans:
Ending balance	$634,543	57,193	848,166	578,206	10,149	7,660	88,348	130,144	71,833	2,426,242
Ending balance individually evaluated for impairment	$135	—	538	—	—	—	—	—	—	673
Ending balance collectively evaluated for impairment	$634,408	57,193	847,628	578,206	10,149	7,660	88,348	130,144	71,833	2,425,569

	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2020
Allowance for loan losses:
Beginning balance	$7,144	1,117	11,114	5,997	187	123	889	1,044	1,111	28,726
Provision	820	528	3,865	513	(23)	(27)	58	200	697	6,631
Charge-offs	—	—	—	—	—	—	(7)	(8)	(714)	(729)
Recoveries	17	—	300	54	—	19	41	—	382	813
Ending balance	$7,981	1,645	15,279	6,564	164	115	981	1,236	1,476	35,441
Ending balance individually evaluated for impairment	$612	—	156	—	—	—	—	—	—	768
Ending balance collectively evaluated for impairment	$7,369	1,645	15,123	6,564	164	115	981	1,236	1,476	34,673
Loans:
Ending balance	$531,485	123,650	846,521	430,599	16,422	9,239	77,492	189,655	72,041	2,297,104
Ending balance individually evaluated for impairment	$1,403	—	979	—	—	—	—	—	—	2,382
Ending balance collectively evaluated for impairment	$530,082	123,650	845,542	430,599	16,422	9,239	77,492	189,655	72,041	2,294,722

Transactions in the allowance for loan losses for the three months ended September 30, 2021 and 2020 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2021
Allowance for loan losses:
Beginning balance July, 1	$8,447	1,188	16,395	9,234	119	93	1,048	1,279	1,511	39,314
Provision	334	(416)	(202)	501	(17)	(3)	2	(23)	(46)	130
Charge-offs	—	—	—	—	—	—	—	—	(276)	(276)
Recoveries	10	—	—	18	—	—	—	1	114	143
Ending balance	$8,791	772	16,193	9,753	102	90	1,050	1,257	1,303	39,311

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, Installment and Other	Total
September 30, 2020
Allowance for loan losses:
Beginning balance July, 1	$7,697	1,922	14,776	6,065	175	146	942	1,345	1,398	34,466
Provision	280	(277)	503	478	(11)	(31)	39	(101)	158	1,038
Charge-offs	—	—	—	—	—	—	—	(8)	(218)	(226)
Recoveries	4	—	—	21	—	—	—	—	138	163
Ending balance	$7,981	1,645	15,279	6,564	164	115	981	1,236	1,476	35,441

Impaired Loans

At September 30, 2021, the Company had no impaired loans which were on non-accruing interest status. At  December 31, 2020, the Company had certain impaired loans of $1.3 million which were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income against current year earnings. The rest of the Company's impaired loans as of such dates remained on accruing status. The following table presents the Company’s impaired loans at  September 30, 2021 and  December 31, 2020.

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2021
With no related allowance recorded:
Residential 1-4 family	$137	135	—	870	6
Multifamily	—	—	—	—	—
Commercial real estate	369	368	—	248	11
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$506	503	—	1,118	17
With related allowance recorded:
Residential 1-4 family	$-	—	—	912	—
Multifamily	—	—	—	—	—
Commercial real estate	171	170	18	508	7
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$171	170	18	1,420	7
Total
Residential 1-4 family	$137	135	—	1,782	6
Multifamily	—	—	—	—	—
Commercial real estate	540	538	18	756	18
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$677	673	18	2,538	24

In Thousands
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
Residential 1-4 family	$1,162	1,507	—	395	26
Multifamily	—	—	—	—	—
Commercial real estate	311	311	—	311	—
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,473	1,818	—	706	26
With related allowance recorded:
Residential 1-4 family	$1,242	1,240	594	1,273	66
Multifamily	—	—	—	—	—
Commercial real estate	662	659	148	676	22
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$1,904	1,899	742	1,949	88
Total:
Residential 1-4 family	$2,404	2,747	594	1,668	92
Multifamily	—	—	—	—	—
Commercial real estate	973	970	148	987	22
Construction	—	—	—	—	—
Farmland	—	—	—	—	—
Second mortgages	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—
	$3,377	3,717	742	2,655	114

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

The following table summarizes the carrying balances of TDRs at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	(In thousands)
Performing TDRs	$892	$2,147
Nonperforming TDRs	176	529
Total TDRS	$1,068	$2,676

The following table outlines the amount of each troubled debt restructuring, categorized by loan classification, made during the nine months ended September 30, 2021 and the nine months ended September 30, 2020 (in thousands, except for number of contracts):

	September 30, 2021			September 30, 2020
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family	—	$—	$—	—	$—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	1	111	132
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Agricultural, installment and other	—	—	—	—	—	—
Total	—	$—	$—	1	$111	$132

As of September 30, 2021 and  September 30, 2020 the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring.

In response to the COVID-19 pandemic and its economic impact to the Bank’s customers, the Bank proactively began providing relief to its customers in the middle of March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. Following the passage of the CARES Act the Bank expanded this program to provide a six-month interest only payment option in an effort to provide flexibility to its customers as they navigated uncertainties resulting from the pandemic. Pursuant to interagency regulatory guidance and the CARES Act, the Bank may elect to not classify loans as troubled debt restructurings for which these deferrals are granted between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. As of September 30, 2021, the Bank had 1 loan, totaling $246,000 in aggregate principal amount, for which both principal and interest were being deferred and not classified as a TDR. Under the applicable guidance, this deferral did not require a troubled debt restructuring designation as of September 30, 2021.

As of September 30, 2021 and  December 31, 2020, the Company's recorded investment in consumer mortgage loans in the process of foreclosure totaled $101,000 and $301,000, respectively.

Potential problem loans, which include nonperforming loans, amounted to approximately $8.4 million at September 30, 2021 and $8.2 million at December 31, 2020. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The following table is a summary of the Bank’s loan portfolio by risk rating at September 30, 2021 and December 31, 2020:

	(In Thousands)
	Residential 1-4 Family	Multifamily	Commercial Real Estate	Construction	Farmland	Second Mortgages	Equity Lines of Credit	Commercial	Agricultural, installment and other	Total
September 30, 2021
Credit Risk Profile by Internally Assigned Rating
Pass	$627,054	57,193	847,898	578,176	10,044	7,464	88,327	130,071	71,571	2,417,798
Special Mention	6,018	—	—	30	70	164	11	25	207	6,525
Substandard	1,471	—	268	—	35	32	10	48	55	1,919
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$634,543	57,193	848,166	578,206	10,149	7,660	88,348	130,144	71,833	2,426,242
December 31, 2020
Credit Risk Profile by Internally Assigned Rating
Pass	$529,546	111,646	837,028	488,571	15,301	8,148	78,565	172,779	80,770	2,322,354
Special Mention	2,745	—	149	27	79	169	314	—	156	3,639
Substandard	3,703	—	589	28	49	116	10	32	80	4,607
Doubtful	—	—	—	—	—	—	—	—	—	—
Total	$535,994	111,646	837,766	488,626	15,429	8,433	78,889	172,811	81,006	2,330,600

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,311	$4	$15	$7,300
U.S. Government-sponsored enterprises (GSEs)	146,232	79	2,194	144,117
Mortgage-backed securities	404,697	3,854	3,981	404,570
Asset-backed securities	45,494	455	49	45,900
Corporate bonds	2,500	82	—	2,582
Obligations of states and political subdivisions	204,501	2,661	2,744	204,418
	$810,735	$7,135	$8,983	$808,887

	December 31, 2020
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$—	$—	$—	$—
U.S. Government-sponsored enterprises (GSEs)	125,712	328	135	125,905
Mortgage-backed securities	258,774	5,636	620	263,790
Asset-backed securities	36,394	582	19	36,957
Corporate bonds	2,500	100	—	2,600
Obligations of states and political subdivisions	147,462	4,229	400	151,291
	$570,842	$10,875	$1,174	$580,543

Included in mortgage-backed securities are collateralized mortgage obligations totaling $104,099,000 (fair value of $102,963,000) and $88,472,000 (fair value of $89,116,000) at September 30, 2021 and December 31, 2020, respectively.

Securities carried on the balance sheet of approximately $332,377,000 (approximate market value of $332,999,000) and $282,028,000 (approximate market value of $288,013,000) were pledged to secure public deposits and for other purposes as required by law at  September 30, 2021 and December 31, 2020, respectively.

The amortized cost and estimated market value of debt securities at September 30, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$35	$35
Due after one year through five years	48,372	48,932
Due after five years through ten years	222,793	220,421
Due after ten years	539,535	539,499
	$810,735	$808,887

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2021	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$4,884	$15	2	$—	$—	—	$4,884	$15
GSEs	102,634	1,574	34	23,376	620	9	126,010	2,194
Mortgage-backed securities	252,692	3,091	73	34,403	890	24	287,095	3,981
Asset-backed securities	14,305	49	6	—	—	—	14,305	49
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	83,062	1,978	82	16,664	766	12	99,726	2,744
	$457,577	$6,707	197	$74,443	$2,276	45	$532,020	$8,983

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2020	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$—	$—	—	$-	$-
GSEs	47,991	135	18	—	—	—	47,991	135
Mortgage-backed securities	78,381	573	29	6,776	47	12	85,157	620
Asset-backed securities	4,950	19	3	—	—	—	4,950	19
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	44,061	394	33	689	6	1	44,750	400
	$175,383	$1,121	83	$7,465	$53	13	$182,848	$1,174

Unrealized losses on securities have not been recognized into income because the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021, as the issuers’ securities are of high credit quality, management does not intend to sell the securities and it is not likely that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the securities. The fair value is expected to recover as the securities approach maturity.

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

A summary of the Company's fair value hedge relationships as of  September 30, 2021 and  December 31, 2020 are as follows (in thousands):

September 30, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	8.67	0.65%	1 month LIBOR	$28,589	1,002

December 31, 2020
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other liabilities	9.42	0.65%	1 month LIBOR	$29,575	(51)

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine Months Ended September 30,
Gain (loss) on fair value hedging relationship	2021	2020
Interest rate swap agreements - loans:
Hedged items	$(986)	213
Derivative designated as hedging instruments	1,053	(390)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  September 30, 2021 and  December 31, 2020 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Loans	$28,589	29,575	(1,144)	(158)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At September 30, 2021 and December 31, 2020, the Company had approximately $23,573,000 and $20,981,000, respectively, of interest rate lock commitments and approximately $21,500,000 and $21,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $801,000 and $714,000 at September 30, 2021 and December 31, 2020, respectively, and a derivative asset of $90,000 and derivative liability of $157,000 at September 30, 2021 and December 31, 2020, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	September 30, 2021	September 30, 2020
Interest rate contracts for customers	$87	651
Forward contracts related to mortgage loans held for sale and interest rate contracts	247	(90)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of September 30, 2021 and December 31, 2020 (in thousands):

	In Thousands
	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$23,573	801	20,981	714
Forward contracts related to mortgage loans held-for-sale	21,500	90	21,250	(157)

Note 5. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of September 30, 2021, the Company had outstanding 9,484 options under the 2009 Stock Option Plan with a weighted average exercise price of $34.76.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of September 30, 2021, the Company had 405,272 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of September 30, 2021, the Company had outstanding 145,167 options with a weighted average exercise price of $47.14 and 115,956 cash-settled stock appreciation rights with a weighted average exercise price of $44.45 under the 2016 Equity Incentive Plan.

As of September 30, 2021, the Company had outstanding 154,651 stock options with a weighted average exercise price of $46.38 and 115,956 cash-settled stock appreciation rights each with a weighted average exercise price of $44.45.

The following table summarizes information about stock options and cash-settled SARs for the nine months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	284,591	$43.71	273,039	$41.19
Granted	24,999	59.02	43,833	55.72
Exercised	38,883	40.75	15,477	36.90
Forfeited or expired	100	31.31	5,200	39.69
Outstanding at end of period	270,607	$45.55	296,195	$43.59
Options and SARs exercisable at September 30	164,544	$41.91	156,700	$40.81

As of  September 30, 2021, there was $1,326,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.11 years.

Note 6. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

In October 2019, the federal banking agencies approved final rules under the Growth Act that exempt a qualifying community bank and its holding company that have Community Bank Leverage Ratios, calculated as Tier 1 capital over average total consolidated assets (the "Community Bank Leverage Ratio"), of greater than 9 percent from the risk-based capital requirements of the capital rules issued under the Dodd-Frank Act. A qualifying community banking organization and its holding company that have chosen the proposed framework are not required to calculate the existing risk-based and leverage capital requirements. Such a bank would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a Community Bank Leverage Ratio greater than 9 percent. Tier 1 capital for purposes of calculating the Community Bank Leverage Ratio is defined as total equity less accumulated other comprehensive income, less goodwill, less all other intangible assets, less deferred tax assets that arise from net operating loss and tax carryforwards, net of any related valuation allowances. Institutions seeking to utilize the Community Bank Leverage Ratio must not have total off-balance sheet exposures equal to 25% or more of total consolidated assets. For purposes of this test, off-balance sheet exposures include, among other items, unused portions of commitments, securities lent or borrowed, credit enhancements and financial standby letters of credit. The federal regulators when establishing the Community Bank Leverage Ratio also established a grace period of two fiscal quarters during which a qualifying financial institution that temporarily failed to meet any of the qualifying criteria for use of the Community Bank Leverage Ratio would nonetheless be considered well capitalized so long as the institution maintained a Community Bank Leverage Ratio of greater than 7.0%.

Pursuant to the CARES Act the required Community Bank Leverage Ratio was lowered to 8% until the earlier of December 31, 2020 and 60 days following the end of the national emergency declared with respect to COVID-19. A banking organization that temporarily failed to meet this, or any other requirement necessary to qualify to utilize the Community Bank Leverage Ratio, would still be considered well capitalized so long as it maintained a Community Bank Leverage Ratio of at least 7.5%.

The Company opted to take advantage of this rule effective January 1, 2020. As a result, the capital conservation buffer applicable under the Basel III capital guidelines was not applicable to the Company or the Bank as of September 30, 2021.

Effective November 9, 2020, the federal banking regulatory agencies approved rules raising the Community Bank Leverage Ratio to 8.5% for 2021 and 9% thereafter. The regulatory agencies also modified the two-quarter grace period to require a Community Bank Leverage Ratio of 7.5% or greater in 2021 and 8%
thereafter.

As of September 30, 2021 the Company had total off balance sheet exposures that exceeded 25% of total consolidated assets. Under the grace period mentioned above, the Company is still considered to be well capitalized with a Community Bank Leverage Ratio greater than 7.5%.

The Company and the Bank may subsequently opt out of utilizing the Community Bank Leverage Ratio (including if the Company was to continue to maintain off-balance sheet exposure in excess of 25% of its total consolidated assets) and again calculate their capital ratios under those ratios that the Company and the Bank utilized prior to January 1, 2020.

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

The Company’s and Wilson Bank’s Community Bank Leverage Ratio as of  September 30, 2021 and  December 31, 2020 are presented in the following tables:

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2021
Community Bank Leverage Ratio:
Consolidated	$400,988	10.8%	$316,913	8.5%
Wilson Bank	397,520	10.7	316,820	8.5

	Actual		Regulatory Minimum Capital Requirement Community Bank Leverage Ratio
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2020
Community Bank Leverage Ratio:
Consolidated	$368,150	11.2%	$279,400	8.5%
Wilson Bank	364,976	11.1	279,486	8.5

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

Other real estate owned — Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to construction and land development loans, other loans secured by land, and commercial real estate loans for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Mortgage loans held-for-sale — Mortgage loans held-for-sale are carried at fair value, and are classified within Level 2 of the valuation hierarchy. The fair value of mortgage loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan.

Derivatives — The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Other investments — Included in other investments are investments recorded at fair value primarily in certain nonpublic investments and funds. The valuation of these nonpublic investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties. These investments are included in Level 3 of the valuation hierarchy if the entities and funds are not widely traded and the underlying investments are in privately-held and/or start-up companies for which market values are not readily available.

The following tables present the financial instruments carried at fair value as of September 30, 2021 and December 31, 2020, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2021
Hedged Loans	$27,445	—	27,445	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	7,300	7,300	—	—
U.S. Government sponsored enterprises	144,117	—	144,117	—
Mortgage-backed securities	404,570	—	404,570	—
Asset-backed securities	45,900	—	45,900	—
Corporate bonds	2,582	—	2,582	—
State and municipal securities	204,418	—	204,418	—
Total investment securities available-for-sale	808,887	7,300	801,587	—
Mortgage loans held for sale	10,536	—	10,536	—
Derivatives	1,893	—	1,893	—
Other investments	2,020	—	—	2,020
Total assets	$850,781	7,300	841,461	2,020

Derivatives	$-	—	—	—
Total liabilities	$-	—	—	—

December 31, 2020
Hedged Loans	$29,417	—	29,417	—
Investment securities available-for-sale:
U.S. Government sponsored enterprises	125,905	—	125,905	—
Mortgage-backed securities	263,790	—	263,790	—
Asset-backed securities	36,957	—	36,957	—
Corporate bonds	2,600	—	2,600	—
State and municipal securities	151,291	—	151,291	—
Total investment securities available-for-sale	580,543	—	580,543	—
Mortgage loans held for sale	19,474	—	19,474	—
Derivatives	714	—	714	—
Other investments	—	—	—	—
Total assets	$630,148	—	630,148	—

Derivatives	$208	—	208	—
Total liabilities	$208	—	208	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2021
Other real estate owned	$—	—	—	—
Impaired loans, net (¹)	659	—	—	659
Total	$659	—	—	659
December 31, 2020
Other real estate owned	$—	—	—	—
Impaired loans, net (¹)	2,635	—	—	2,635
Total	$2,635	—	—	2,635

(1)	Amount is net of a valuation allowance of $18,000 at September 30, 2021 and $742,000 at December 31, 2020 as required by ASC 310, “Receivables.”

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2021 and December 31, 2020:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2021, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2021 and 2020 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Nine Months Ended September 30,
	2021		2020
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$—	—	$—	—
Total realized gains included in income	20	—	—	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	2,000	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,020	—	$—	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$20	—	$—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2021 and December 31, 2020. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2021 and December 31, 2020. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Financial assets:
Cash and cash equivalents	$433,567	433,567	433,567	—	—
Loans, net	2,375,484	2,369,388	—	—	2,369,388
Restricted equity securities	5,089	NA	NA	NA	NA
Financial liabilities:
Deposits	3,374,496	3,117,052	—	—	3,117,052

December 31, 2020
Financial assets:
Cash and cash equivalents	$338,856	338,856	338,856	—	—
Loans, net	2,282,766	2,302,530	—	—	2,302,530
Restricted equity securities	5,089	NA	NA	NA	NA
Financial liabilities:
Deposits	2,960,595	2,796,339	—	—	2,796,339
Federal Home Loan Bank borrowings	3,638	3,755	—	—	3,755

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 8. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2021, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2021.

As of and for the nine months ended September 30, 2021, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$13,342	$11,532	$35,625	$29,590
Denominator – Weighted average number of common shares outstanding	11,165,313	10,963,411	11,110,006	10,907,251
Basic earnings per common share	$1.19	$1.05	$3.21	$2.71
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$13,342	$11,532	$35,625	$29,590
Denominator – Weighted average number of common shares outstanding	11,165,313	10,963,411	11,110,006	10,907,251
Dilutive effect of stock options	32,097	27,756	30,580	25,674
Weighted average diluted common shares outstanding	11,197,410	10,991,167	11,140,586	10,932,925
Diluted earnings per common share	$1.19	$1.05	$3.20	$2.71

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2021 is as follows:

Commitments to extend credit	$1,115,285,000
Standby letters of credit	$84,130,000

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2021 will not have a material impact on the Company’s consolidated financial statements.

Note 11. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after  September 30, 2021, through the date of the issued financial statements.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for these losses, (ii) the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on the Company's and its customers' business, results of operations, asset quality and financial condition; (iii) further public acceptance of the vaccines that were developed against the virus as well as the decisions of governmental agencies with respect to vaccines, including recommendations related to booster shots and requirements that seek to mandate that individuals receive or employers require that their employees receive the vaccine, (iv) those vaccines' efficacy against the virus, including new variants, (v) the effect on our allowance for loan losses and provisioning expense as a result of our decision to defer the implementation of CECL, (vi) deterioration in the real estate market conditions in the Company’s market areas, (vii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net yield on earning assets, (viii) deterioration of the economy in the Company’s market areas, (ix) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to lower deposit rates with the speed and at the levels desired in connection with the changes in the short-term rate environment, or that affect the yield curve, (x) the ability to grow and retain low-cost core deposits, (xi) significant downturns in the business of one or more large customers, (xii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xiii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (xiv) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xv) inadequate allowance for loan losses, (xvi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvii) results of regulatory examinations, (xviii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xix) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xx) loss of key personnel, and (xxi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, including as a result of the Company's participation in and execution of government progress related to the COVID-19 pandemic. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Impact of COVID-19

The outbreak and spread of the novel Coronavirus Disease 2019 (“COVID-19”) has created a global public health crisis that has contributed to uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a nearly $659 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 21, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act ("Coronavirus Relief Act") was signed into law. The Coronavirus Relief Act earmarked an additional $284 billion for a new round of PPP loans. The Company has funded $125.2 million of PPP loans to our small business and other eligible customers, $22.4 million of which remained outstanding as of September 30, 2021.

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

As of September 30, 2021, the Bank had one loan, totaling $246,000 in aggregate principal amount for which both principal and interest were being deferred. As of December 31, 2020, the Bank had 13 loans, totaling $36.4 million in aggregate principal amount for which principal or both principal and interest were being deferred. Under the applicable guidance, none of these deferrals required a troubled debt restructuring designation as of September 30, 2021 and December 31, 2020.

In connection with our initial response to COVID-19, we took deliberate actions to ensure that we had the balance sheet strength to serve our clients and communities, including maintaining increased liquidity and reserves supported by a strong capital position. In addition, while we have reduced the levels of provision expense we recorded during the second half of 2020 and into the first nine months of 2021 as many of our borrowers’ businesses have begun to improve and government intervention efforts have aided many of our customers affected by the pandemic in managing through the pandemic, we have not reversed any of the significant levels of provision expense recorded during the first half of 2020. As a result, we currently expect our levels of liquidity and reserves to remain above historical levels through 2021.

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

ASU 2016-13, which is known as the Current Expected Credit Losses (CECL) standard, had an effective date of January 1, 2020. Pursuant to the CARES Act, lenders, like us, were given the option to defer the implementation of ASU 2016-13 until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or December 31, 2020, whichever comes first. The Coronavirus Relief Act subsequently gave lenders the option to further defer the implementation of CECL until the fiscal year beginning after January 1, 2022. In addition, the Securities and Exchange Commission (SEC) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, we elected to delay implementation of CECL until January 1, 2023. See Note 1. Recently Issued Accounting Pronouncements in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for further information regarding our delayed implementation of CECL.

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2021	2020	2021 - 2020 Percent Increase (Decrease)	2021	2020	2021 - 2020 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$1.19	$1.05	13.33%	$3.21	$2.71	18.45%
Diluted earnings per common share	$1.19	$1.05	13.33%	$3.20	$2.71	18.08%
Cash dividends	$0.75	$0.60	25.00%	$1.35	$1.20	12.50%
Dividends declared per share as a percentage of basic earnings per share	63.03%	57.14%	10.30%	42.06%	44.28%	(5.02)%

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2021	2020	2021 - 2020 Percent Increase (Decrease)	2021	2020	2021 - 2020 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Return on average stockholders' equity (1)	13.10%	12.46%	5.14%	12.13%	11.09%	9.38%
Return on average assets (1)	1.42%	1.43%	(0.70)%	1.33%	1.31%	1.53%
Efficiency ratio	56.68%	56.78%	(0.18)%	58.76%	57.47%	2.24%

(1) Annualized

	September 30, 2021	December 31, 2020	2021 - 2020 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets	10.62%	11.28%	(5.85)%
Non-performing asset ratio	0.01%	0.08%	(87.50)%
Book value per common share	$36.13	$34.58	4.48%

Results of Operations

Net earni ngs increased $6,035,000 , or 20.40% , to  $35,625,000 for the  nine months ended September 30, 2021, fr om $29,590,000 in the first  nine months of 2020. Net earnings were $13,342,000  for the quarter ended  September 30, 2021, an increase of $1,810,000 , or 15.70% , from  $11,532,000  for the three months ended  September 30, 2020  and an increase of $2,203,000 , or 19.78% , over the quarter ended June 30, 2021 . The increase in net earnings during the  nine months ended September 30, 2021 as compared to the prior year comparable period was primarily due to an increase in net interest income, an increase in non-interest income and a reduction in provision expense, partially offset by an increase in non-interest expense. The increase in net earnings during the three months ended  September 30, 2021  as compared to the prior year comparable period was primarily due to an increase in net interest income and a reduction in provision expense, partially offset by a decrease in non-interest income and an increase in non-interest expense. The increase in net interest income for the  nine months ended September 30, 2021  compared to the comparable period in 2020 is due to an increase in average interest earning asset balances between the relevant periods and a decrease in cost of funds, partially offset by decreased net yield on interest earning assets. The increase in net interest income for the three months ended September 30, 2021 is due to an increase in average interest earning asset balances between the relevant periods and a decrease in cost of funds, partially offset by decreased net yield on investment securities. The increase in non-interest expense resulted from the Company's continued growth.

Return on average assets (ROA) and return on average equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings and dividing by the average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the nine-month periods ended  September 30, 2021 and 2020 wer e  1.33%  and 1.31% , respectively. The ROA for the three months ended  September 30, 2021 and 2020 were  1.42%  and 1.43% , respectively. The ROE for the nine-month periods ended  September 30, 2021 and 2020 wer e 12.13%  and 11.09% , respectively. The ROE for the three months ended  September 30, 2021 and 2020 were 13.10%  and 12.46% , respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and nine-month periods ended September 30, 2021 and September 30, 2020 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2021			September 30, 2020			September 30, 2021 versus September 30, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (2) (3)	$2,394,042	5.19%	$30,773	$2,269,394	5.11%	$28,590	$1,692	$491	$2,183
Investment securities—taxable	686,671	1.37	2,372	464,827	1.49	1,739	1,483	(850)	633
Investment securities—tax exempt	80,146	1.63	329	77,630	1.77	346	59	(76)	(17)
Taxable equivalent adjustment (1)	—	0.43	87	—	0.47	92	15	(20)	(5)
Total tax-exempt investment securities	80,146	2.06	416	77,630	2.24	438	74	(96)	(22)
Total investment securities	766,817	1.44	2,788	542,457	1.60	2,177	1,557	(946)	611
Loans held for sale	13,293	2.39	80	29,586	2.23	166	(158)	72	(86)
Federal funds sold	35,227	0.05	4	1,878	—	—	—	4	4
Accounts with depository institutions	374,536	0.14	128	243,848	0.15	91	85	(48)	37
Restricted equity securities	5,089	2.57	33	5,089	2.27	29	—	4	4
Total earning assets	3,589,004	3.80	33,806	3,092,252	4.06	31,053	3,176	(423)	2,753	8.87%
Cash and due from banks	23,450			17,489
Allowance for loan losses	(39,316)			(34,467)
Bank premises and equipment	60,621			59,195
Other assets	98,802			76,077
Total assets	$3,732,561			$3,210,546

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2021			September 30, 2020			September 30, 2021 versus September 30, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$873,251	0.10%	$220	$708,485	0.17%	$294	$315	$(389)	$(74)
Money market demand accounts	1,103,871	0.13	364	899,993	0.37	829	984	(1,449)	(465)
Time Deposits	607,838	1.23	1,884	621,118	1.72	2,685	(56)	(745)	(801)
Other savings	266,825	0.18	118	181,578	0.39	180	336	(398)	(62)
Total interest-bearing deposits	2,851,785	0.36	2,586	2,411,174	0.66	3,988	1,579	(2,981)	(1,402)
Federal Home Loan Bank advances	—	—	—	18,374	2.68	124	(62)	(62)	(124)
Total interest-bearing liabilities	2,851,785	0.36	2,586	2,429,548	0.67	4,112	1,517	(3,043)	(1,526)	(37.11%)
Non-interest bearing deposits	454,975			385,232
Other liabilities	21,667			27,615
Stockholders’ equity	404,134			368,151
Total liabilities and stockholders’ equity	$3,732,561			$3,210,546
Net interest income, on a tax equivalent basis			$31,220			$26,941	$1,659	$2,620	$4,279	15.88%
Net yield on earning assets (4)		3.51%			3.54%
Net interest spread (5)		3.44%			3.39%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $4.8 million are included in interest income in 2021, inclusive of $900,000 in 2021 in SBA fees related to PPP loans. Loan fees of $3.4 million are included in interest income in 2020, inclusive of $700,000 in  2020 in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Nine Months Ended			Nine Months Ended			Net Change Three Months Ended
	September 30, 2021			September 30, 2020			September 30, 2021 versus September 30, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (2) (3)	$2,352,977	5.10%	$88,211	$2,214,227	5.23%	$85,120	$6,331	$(3,240)	$3,091
Investment securities—taxable	601,697	1.37	6,167	406,277	1.84	5,609	2,873	(2,315)	558
Investment securities—tax exempt	79,338	1.53	905	64,074	1.79	859	238	(192)	46
Taxable equivalent adjustment (1)	—	0.41	241	—	0.48	228	64	(51)	13
Total tax-exempt investment securities	79,338	1.94	1,146	64,074	2.27	1,087	302	(243)	59
Total investment securities	681,035	1.44	7,313	470,351	1.90	6,696	3,175	(2,558)	617
Loans held for sale	18,002	2.53	340	20,701	2.53	392	(51)	(1)	(52)
Federal funds sold	32,448	0.04	9	9,371	0.80	56	69	(116)	(47)
Accounts with depository institutions	351,906	0.12	315	188,295	0.34	485	385	(555)	(170)
Restricted equity securities	5,089	2.21	84	4,889	2.62	96	6	(18)	(12)
Total earning assets	3,441,457	3.80	96,272	2,907,834	4.34	92,845	9,915	(6,488)	3,427	3.69%
Cash and due from banks	34,384			16,335
Allowance for loan losses	(39,072)			(31,267)
Bank premises and equipment	58,782			59,595
Other assets	88,207			73,179
Total assets	$3,583,758			$3,025,676

	Nine Months Ended			Nine Months Ended			Net Change Three Months Ended
	September 30, 2021			September 30, 2020			September 30, 2021 versus September 30, 2020
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$825,840	0.11%	$652	$642,125	0.22%	$1,064	$380	$(792)	$(412)
Money market demand accounts	1,057,663	0.15	1,216	860,824	0.45	2,898	880	(2,562)	(1,682)
Time Deposits	609,602	1.32	6,027	621,367	1.83	8,509	(158)	(2,324)	(2,482)
Other savings	243,435	0.20	371	164,284	0.43	533	282	(444)	(162)
Total interest-bearing deposits	2,736,540	0.40	8,266	2,288,600	0.76	13,004	1,384	(6,122)	(4,738)
Federal Home Loan Bank advances	1,147	15.50	133	20,389	2.69	410	(909)	632	(277)
Total interest-bearing liabilities	2,737,687	0.41	8,399	2,308,989	0.78	13,414	475	(5,490)	(5,015)	(37.39%)
Non-interest bearing deposits	433,106			336,119
Other liabilities	20,385			24,193
Stockholders’ equity	392,580			356,375
Total liabilities and stockholders’ equity	$3,583,758			$3,025,676
Net interest income, on a tax equivalent basis			$87,873			$79,431	$9,440	$(998)	$8,442	10.63%
Net yield on earning assets (4)		3.48%			3.72%
Net interest spread (5)		3.39%			3.56%

Notes:

(1) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(2) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(3) Loan fees of $12.3 million are included in interest income in 2021, inclusive of $3.2 million in 2021 in SBA fees related to PPP loans. Loan fees of $9.2 million are included in interest income in 2020, inclusive of $2.8 million in  2020 in SBA fees related to PPP loans.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net yield on earning assets for the nine months ended September 30, 2021 and 2020 was 3.48% and 3.72%, respectively, and 3.51% and 3.54%% for the quarter ended September 30, 2021 and September 30, 2020, respectively. The decrease in net yield on earning assets for the nine months ended September 30, 2021, was due to a decrease in the yield earned on our earning assets that outpaced the decrease in rates paid on our interest-bearing liabilities, partially offset by fees earned on PPP loans. The decrease in net yield on earning assets for the three months ended September 30, 2021, was due to a decrease in the yield earned on investment securities, partially offset by an increase in the yield earned on loans, including fees earned on PPP loans, and a decrease in the rates paid on our interest-bearing liabilities and the payoff of our FHLB borrowings. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, decreased 150 basis points late in the first quarter of 2020, as a result of reductions in the federal funds rate enacted by the Federal Reserve, which has thereafter been maintained at the reduced rate. The direction and speed with which short-term interest rates move has an impact on our net interest income. At present, there is uncertainty about whether the Federal Reserve will raise short-term rates in 2023, as previously forecast, or in 2022 as some members of the Federal Open Markets Committee have suggested. The magnitude of any rate increases, whether in 2023 or 2022, remains uncertain as well. If short-term interest rates are increased and we remain liability-sensitive at that time, those increases could put pressure on our net interest spread, and consequently our net interest income, if we are unable to raise rates on our loans faster than we are required to raise rates on our deposits, including as a result of competitive pricing pressures in our markets.  Similarly, in a rising rate environment, loan floors that we have embedded in our floating rate loans may cause a lag in our ability to capture the benefit of rising rates on our loan products. The yield on loans decreased during the nine months ended September 30, 2021 when compared to the comparable period in 2020 due to the declining rate environment discussed above. The yield on loans increased during the three months ended September 30, 2021 when compared to the comparable period in 2020 due to an increase in fees earned on PPP loans and prepayment fees earned from the early payoff of loans. The yield on securities decreased due to the declining rate environment discussed above, in which higher yielding securities were called by issuers and were replaced with securities yielding lower market rates. In addition, excess liquidity on the Company's balance sheet led to additional investment purchases that had lower yields due to the current rate environment. The net interest spread was 3.39% and 3.56% for the nine months ended September 30, 2021 and September 30, 2020, respectively, and 3.44% and 3.39% for the quarter ended September 30, 2021 and September 30, 2020, respectively. The rate we pay on our deposits decreased in the three and nine months ended September 30, 2021 when compared to the comparable periods in 2020, as we decreased the rates on several of our deposit products in response to decreases in short-term rates in the first quarter of 2020 and the continuation of this low rate environment throughout 2020 and into 2021. As a result of the significant reduction in short-term rates and the continued intense competitive pressures in our markets, and an anticipated future decrease in fees earned on PPP loans, our net yield on earning assets could continue to decline during the remainder of 2021 as could our net interest spread if we are unable to reduce the rates we pay on our interest-bearing liabilities at a pace necessary to offset declines in our earning asset yields. Elevated levels of on-balance sheet liquidity resulting from government stimulus programs will also likely negatively impact our net yield on earning assets.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and nine months ended September 30, 2021 totaled $31,133,000 and $87,632,000, respectively, compared to $26,849,000 and $79,203,000 for the same periods in 2020, an increase of $4,284,000 and $8,429,000, between respective periods.

The increase in interest income for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020 was primarily attributable to an increase in interest and fees earned on loans as well as as increase in interest and dividends earned on taxable securities. The increase in interest and fees earned on loans resulted from an overall increase in average loans, an increase in SBA fees earned on PPP loans, and a resulting increase in origination fees earned on loans and, for the three months ended September 30, 2021, an increase in loan yields. The increase in interest and dividends earned on taxable securities resulted from an overall increase in the average balance of securities, due to management's decision to purchase additional securities to utilize excess liquidity. The ratio of average earning assets to total average assets for the three and nine months ended September 30, 2021 was 96.2% and 96.0%, respectively, compared to 96.3% and 96.1% for the same periods in 2020.

The decrease in interest expense for the three and nine months ended September 30, 2021 as compared to the prior year's comparable periods was primarily due to a decrease in the rates of average interest bearing deposits, reflecting the declining rate environment that we have experienced since the first quarter of 2020. The decrease in rates was partially offset by an overall increase in the volume of average interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for estimated losses on outstanding loans and to provide for uncertainties in the economy. The provision for loan losses for the nine months ended September 30, 2021 was $1,012,000, a decrease of $5,619,000 from the provision of $6,631,000 incurred in the first nine months of 2020. The provision for loan losses for the quarter ended September 30, 2021 was $130,000, down $908,000 from the provision of $1,038,000 incurred in the third quarter of 2020 and up $75,000 from the $55,000 incurred in the second quarter of 2021.The decrease in provision expense for the three and nine months ended September 30, 2021 from the comparable periods in 2020 is in response to the continued economic improvement as well as the lack of charge-offs, a decrease in non-performing loans and impaired loans, and management's evaluation of the overall credit quality of the loan portfolio. The increase in provision expense for the third quarter of 2021 when compared to the second quarter of 2021 is in response to an increase in charged off deposit accounts. The increased levels in the provision for loan losses for the three and nine months ended September 30, 2020 can be primarily attributed to the pandemic and the impact it had on the local and national economy. While the local and national economic outlooks have improved in 2021, we believe the ultimate impact of the pandemic remains uncertain due to the lingering effects of COVID-19, and challenges affecting supply chains globally and labor shortages that are impacting our clients. In addition, inflation remains a risk to the economic recovery. Loan loss provisions recorded during the three and nine months ended September 30, 2021, were largely the result of our loan portfolio growth. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such factors include changes in the amount and composition of the loan portfolio, review of specific problem loans, past due and nonperforming loans, change in lending staff, the results of regulatory examinations, and current and anticipated economic conditions that may affect the borrowers’ ability to repay.

The Bank’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans charged off for the first nine months of 2021 totaled approximately $240,000 compared to approximately $84,000 in net recoveries during the first nine months of 2020. The volume of net loans charged off for the third quarter of September 30, 2021 totaled approximately $133,000 compared to approximately $63,000 in net charge offs during the third quarter of 2020.

The allowance for loan losses (net of charge-offs and recoveries) was $39,311,000 at September 30, 2021, an increase of $772,000 or 2.00%, from $38,539,000 at December 31, 2020, and of $3,870,000, or 10.92%, from $35,441,000 at September 30, 2020. The allowance for loan losses was 1.63% of total loans outstanding at September 30, 2021, compared to 1.66% at December 31, 2020 and 1.55% at September 30, 2020. As a percentage of nonperforming loans at September 30, 2021, December 31, 2020, and September 30, 2020, the allowance for loan losses represented 9,206%, 1,482% and 2,767%, respectively. The internally classified loans as a percentage of the allowance for loan losses were 21.5%, 21.4%, and 23.9% respectively, at September 30, 2021, December 31, 2020, and September 30, 2020.

The level of the allowance and the amount of the provision involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Company's independent Loan Review Department, consideration of current economic conditions and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. See the discussion above under “Critical Accounting Estimates” for more information. Management believes the allowance for loan losses at September 30, 2021 to be adequate, but if economic conditions deteriorate beyond management’s current expectations and additional charge-offs are incurred in excess of the amount included in such expectations, the allowance for loan losses may require an increase through additional provision for loan losses expense which would negatively impact earnings.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,682	$1,391	$291	20.92%	$4,418	$4,159	$259	6.23%
Brokerage income	1,586	1,254	332	26.48	4,665	3,463	1,202	34.71
Debit and credit card interchange income	3,012	2,331	681	29.21	8,894	6,711	2,183	32.53
Other fees and commissions	494	478	16	3.35	1,338	1,294	44	3.40
Income on BOLI and annuity contracts	260	214	46	21.50	672	609	63	10.34
Gain on sale of loans	2,275	3,775	(1,500)	(39.74)	7,929	6,808	1,121	16.47
Gain on sale of securities	28	—	28	100.00	28	425	(397)	(93.41)
Loss on sale of fixed assets	(6)	(4)	(2)	50.00	(29)	(4)	(25)	625.00
Gain (loss) on sale of other real estate	(4)	(8)	4	(50.00)	(15)	652	(667)	(102.30)
Gain on sale of other assets	1	2	(1)	(50.00)	2	2	—	—
Other income	20	61	(41)	(67.21)	20	61	(41)	(67.21)
Total non-interest income	$9,348	$9,494	$(146)	(1.54%)	$27,922	$24,180	$3,742	15.48%

The decrease in non-interest income for the three months ended September 30, 2021 when compared to the comparable period in 2020 is attributable to a decrease in gain on sale of loans; partially offset by an increase in debit and credit card interchange income, an increase in brokerage income, and an increase in service charges on deposit accounts. The increase in non-interest income for the nine months ended September 30, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in debit and credit card interchange income, an increase in brokerage income, an increase in gain on sale of loans, and an increase in service charges on deposit accounts, partially offset by an increase in the loss on sale of other real estate and a decrease in gain on sale of securities.

The decrease in gain on sale of loans for the three months ended September 30, 2021 was due to a decrease in volume, as the volume of refinancing transactions is starting to decrease. The increase in gain on sale of loans for the nine months ended September 30, 2021 was attributable to increased mortgage refinancing activity due to low mortgage rates as a result of quantitative easing. As we experienced in the third quarter of 2021, the market has started to see upward pressure on mortgage rates as the economy has continued its recovery and as such, the Bank is seeing mortgage volume slowly tapering off and believes it could continue to decrease for the remainder of 2021.

The increase in debit and credit card interchange income for the three and nine months ended September 30, 2021 was due to an increase in the number and volume of debit card holders and transactions. The increase in the volume of transactions was partially attributable to an increase in economic activity as many businesses reopened, which resulted in increased consumer spending.

The increase in brokerage income for the three and nine months ended September 30, 2021 was primarily due to client acquisition, the opening of new investment accounts, and the addition of new team members which resulted in new business opportunities. Brokerage income was also aided by the continued strong recovery in the stock market from first quarter 2020 lows resulting from the COVID-19 pandemic.

The increase in service charges on deposit accounts for the three and nine months ended September 30, 2021 primarily was due to an increase in service charges earned on overdraft fees, fees for paper statements, analysis charges, and fees from ATM transactions.

The increase in gain on sale of securities for the three months ended September 30, 2021 resulted from management's decision to sell lower yielding securities and replace them with higher yielding securities. The decrease in gain on sale of securities for the nine months ended September 30, 2021 resulted from management’s opportunistic trading to recognize additional income in 2020.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Increase (Decrease)	% Increase (Decrease)	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$13,456	$11,956	$1,500	12.55%	$40,778	$34,573	$6,205	17.95%
Occupancy expenses, net	1,436	1,406	30	2.13	4,067	3,879	188	4.85
Advertising & public relations expense	736	702	34	4.84	1,830	1,790	40	2.23
Furniture and equipment expense	846	849	(3)	(0.35)	2,508	2,417	91	3.76
Data processing expense	1,509	1,298	211	16.26	4,419	3,715	704	18.95
ATM & interchange expense	1,218	1,054	164	15.56	3,522	2,805	717	25.56
Directors’ fees	179	142	37	26.06	463	439	24	5.47
Audit, legal & consulting expenses	323	233	90	38.63	684	620	64	10.32
Other operating expenses	3,243	2,996	247	8.24	9,625	9,175	450	4.90
Total non-interest expense	$22,946	$20,636	$2,310	11.19%	$67,896	$59,413	$8,483	14.28%

The increase in non-interest expense for the three months ended September 30, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in salaries and employee benefits, an increase in other operating expenses, an increase in data processing expense, and an increase in ATM and interchange expense. The increase in non-interest expense for the nine months ended September 30, 2021 when compared to the comparable period in 2020 is primarily attributable to an increase in salaries and employee benefits, an increase in ATM and interchange expense, an increase in data processing expense, an increase in other operating expenses, and an increase in occupancy expenses.

Salaries and employee benefits increased for the three and nine months ended September 30, 2021 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations as well as an increase in incentives and commissions, due to an increase in the volume of booked mortgage loans and an increase in new investment client acquisition. This increase also resulted from the payment of a $812,000, in the aggregate, mid-year bonus paid to employees in the second quarter of 2021 to acknowledge their hard work and perseverance throughout the pandemic and implementation of PPP. The increase in occupancy expense is primarily attributable to an increase in maintenance and repairs on buildings, an increase in property taxes due to the expansion of our West End branch, an increase in depreciation expense on buildings resulting from improvements, an increase in lease expense due to an increase in leased branches, and anincrease in utility expense due to a transition back to the office by employees. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow.

Other operating expenses increased for the three and nine months ended September 30, 2021 primarily due to an increase in fees and licenses, an increase in FDIC assessments, and an increase in telephone expense resulting from the conversion to a new vendor, partially offset by a decrease in professional fees on loans which resulted from the investment in required software to facilitate participation in PPP lending that occurred in June 2020.

Data processing expense increased for the three and nine months ended September 30, 2021 primarily due to an increase in computer maintenance, computer license expense, and computer home banking. These expenses included upgrades of our current systems as well as additional investments in computer software, an increase in I.T. consulting expense and an increase in information security expenses. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow and the focus on the acceleration of digital product offerings increases.

ATM and interchange expense increased for the three and nine months ended September 30, 2021 primarily due to an increase in debit card interchange fee expense due to the volume of transactions, and an increase in economic activity.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended September 30, 2021 and 2020 were 56.68% and 56.78%, respectively. Our efficiency ratio for the nine months ended September 30, 2021 and 2020 were 58.76% and 57.47%, respectively. The increase for the nine months ended September 30, 2021 when compared to the prior year comparable periods was attributable to the mid-year bonus paid to employees in the second quarter of 2021 as well as investments in new technology.

Income Taxes

The Company’s income tax expense was $11,021,000 for the nine months ended September 30, 2021, an increase of $3,272,000 over the comparable period in 2020. Income tax expense was $4,063,000 for the quarter ended September 30, 2021,an increase of $926,000 over the same period in 2020.The percentage of income tax expense to net income before taxes was 23.63% and 20.75% for the nine months ended September 30, 2021 and September 30, 2020, respectively, and 23.34% and 21.39% for the quarters ended September 30, 2021 and 2020, respectively. Our effective tax rate represents our blended federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $438,725,000, or 13.02%, to $3,808,329,000 at September 30, 2021 from $3,369,604,000 at December 31, 2020. Total assets increased $157,237,000, or 4.31%, at September 30, 2021 from June 30, 2021. Loans, net of allowance for loan losses, totaled $2,375,484,000 at September 30, 2021, a 4.06% increase compared to $2,282,766,000 at December 31, 2020. Net loans increased$18,628,000, or 0.79%, from June 30, 2021 to September 30, 2021. In 2020, management focused on growing all segments of our loan portfolio. In 2021, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of emphasis. Thought not initially an area of emphasis in 2021, construction and land development loans have increased $89.6 million in 2021, as a result of the addition of three large loan relationships.

The following details the loans of the Company at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family	$634,543	26.15%	$535,994	23.00%	$98,549	18.39%
Multifamily	57,193	2.36	111,646	4.79	(54,453)	(48.77)
Commercial real estate	848,166	34.96	837,766	35.95	10,400	1.24
Construction and land development	578,206	23.83	488,626	20.97	89,580	18.33
Farmland	10,149	0.42	15,429	0.66	(5,280)	(34.22)
Second mortgages	7,660	0.32	8,433	0.36	(773)	(9.17)
Equity lines of credit	88,348	3.64	78,889	3.38	9,459	11.99
Commercial loans	130,144	5.36	172,811	7.41	(42,667)	(24.69)
Agricultural loans	1,538	0.06	1,206	0.05	332	27.53
Personal	55,841	2.30	66,193	2.84	(10,352)	(15.64)
Credit cards	4,668	0.19	4,324	0.19	344	7.96
Other loans	9,786	0.40	9,283	0.40	503	5.42
Total loans before net deferred loan fees	$2,426,242	100.00%	$2,330,600	100.00%	$95,642	4.10%

  Overall, the Bank's loan demand and related new loan production has continued to be strong. The net loan growth of 4.10% from December 31, 2020, reflects the strong production, partially offset by several large loan payoffs due to the current interest rate environment. The demand is supported by the continued rise in new borrowers moving into the Bank's primary market areas. The increase in residential 1-4 family loans is attributable to the Bank being able to grow its residential portfolio through marketing efforts directed at those building houses, the developing investor sector of 1-4 family, and an increase in the number of loans held internally and therefore not sold on the secondary market. The increase in construction and land development loans is primarily attributable to the addition of three large loan relationships. The decrease in multifamily loans is primarily a result of the payoff of several large loan relationships. The decrease in commercial and industrial loans is attributable to the forgiveness or repayment of PPP loans we previously made to small businesses and individuals as a result of the COVID-19 pandemic and the payoff of several large loan relationships. The Company funded $125.2 million of PPP loans to our small business and other eligible customers, $22.4 million of which remained outstanding as of September 30, 2021, compared to $62.4 million at December 31, 2020.

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

The COVID-19 pandemic has had a notable impact on general economic conditions, and though economic conditions in our markets have been improving, some uncertainty remains surrounding the impact of the pandemic. Although the Company has continued to grow loans in 2021, the Company could experience a decline in demand for loans if the impact of the pandemic continues for an extended period of time.

Securities increased $228,344,000, or 39.33%, to $808,887,000 at September 30, 2021 from $580,543,000 at December 31, 2020, and increased $56,919,000, or 7.57%, from June 30, 2021 primarily as a result of management's decision to invest excess liquidity. The average yield, excluding tax equivalent adjustment, of the securities portfolio at September 30, 2021 was 1.60% with a weighted average life of 8.50 years, as compared to an average yield of 1.63% and a weighted average life of 8.00 years at December 31, 2020. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt and equity securities classified as held-to-maturity or trading securities at September 30, 2021 or December 31, 2020.

Premises and equipment increased$4,462,000, or 7.67%, from December 31, 2020 to September 30, 2021. The primary reason for the increase was due to an increase in construction-in-progress and an increase in contracts in process which resulted from the Bank's purchase of additional properties for bank expansion along with remodel expenses for several of our existing branches. The increase was also attributable to an increase in leasehold improvements due to the expansion of two of our leased branches, an increase in furniture, fixtures and equipment from the remodel of a branch, an increase in computer hardware and software, and the purchase of a company vehicle; partially offset by current year depreciation of $3,180,000.

The increase in deposits in the first nine months of 2021, which is described below, outpaced loan growth during the period, causing securities, interest bearing deposits with other financial institutions, and federal funds sold to increase. Management's decision to invest the excess liquidity caused securities to increase to $808,887,000 at September 30, 2021 from $580,543,000 at December 31, 2020. At June 30, 2021, securities totaled $751,968,000. Interest bearing deposits with other financial institutions increased to $380,995,000 at September 30, 2021 from $304,750,000 at December 31, 2020. Federal funds sold increased to $26,995,000 at September 30, 2021 from $675,000 at December 31, 2020.

Total liabilities increased by 13.86% to $3,403,900,000 at September 30, 2021 compared to $2,989,483,000 at December 31, 2020. Total liabilities increased $148,413,000, or 4.56%, at September 30, 2021 from the quarter ended June 30, 2021. The increase in total liabilities since December 31, 2020 was composed of a $413,901,000, or 13.98%, increase in total deposits, and a $4,154,000, or 16.45%, increase in accrued interest and other liabilities, partially offset by a $3,638,000, or 100.00%, decrease in Federal Home Loan Bank advances. The increase in total deposits since December 31, 2020 was primarily attributable to the government issued economic stimulus relief programs associated with COVID-19 as well as growth in market share which resulted in the opening of new accounts. Deposit growth was also the result of PPP loan proceeds being deposited in the Bank pending use of the funds by the borrower, refunds to customers from the filing of their tax returns, and advance child tax credit payments. The increase in accrued interest and other liabilities since December 31, 2020 was primarily attributable to an increase in employee bonus payable, partially offset by a decrease in escrow payable. The decrease in Federal Home Loan Bank advances since December 31, 2020 was due to management's strategic decision to utilize excess liquidity to pay off these advances. At September 30, 2021, our borrowing capacity with the Federal Home Loan Bank of Cincinnati totaled $389,383,000. The Bank pledges substantially all of its 1-4 family residential real estate loans to secure its borrowings from the Federal Home Loan Bank of Cincinnati.

Non-Performing Assets

The following tables present the Company’s nonaccrual loans and past due loans as of September 30, 2021 and December 31, 2020.

Loans on Nonaccrual Status

	In Thousands
	September 30,	December 31,
	2021	2020
Residential 1-4 family	$—	$1,022
Multifamily	—	—
Commercial real estate	—	311
Construction	—	—
Farmland	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Commercial	—	—
Agricultural, installment and other	—	—
Total	$—	$1,333

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2021
Residential 1-4 family	$678	839	187	1,704	632,839	634,543	$187
Multifamily	—	—	—	—	57,193	57,193	—
Commercial real estate	—	450	—	450	847,716	848,166	—
Construction	767	66	—	833	577,373	578,206	—
Farmland	—	—	—	—	10,149	10,149	—
Second mortgages	—	42	—	42	7,618	7,660	—
Equity lines of credit	20	—	—	20	88,328	88,348	—
Commercial	63	—	35	98	130,046	130,144	35
Agricultural, installment and other	187	47	61	295	71,538	71,833	61
Total	$1,715	1,444	283	3,442	2,422,800	2,426,242	$283
December 31, 2020
Residential 1-4 family	$2,634	511	1,818	4,963	531,031	535,994	$796
Multifamily	—	—	—	—	111,646	111,646	—
Commercial real estate	—	—	460	460	837,306	837,766	149
Construction	768	—	44	812	487,814	488,626	44
Farmland	—	—	—	—	15,429	15,429	—
Second mortgages	265	—	—	265	8,168	8,433	—
Equity lines of credit	31	302	—	333	78,556	78,889	—
Commercial	114	104	—	218	172,593	172,811	—
Agricultural, installment and other	363	81	60	504	80,502	81,006	60
Total	$4,175	998	2,382	7,555	2,323,045	2,330,600	$1,049

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

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at September 30, 2021 totaled $283,000, a decrease from $2,382,000 at December 31, 2020. The decrease in non-performing loans during the nine months ended September 30, 2021 of $2,099,000 is due primarily to one nonaccrual residential 1-4 family loan relationship that was upgraded due to payment performance, one residential 1-4 family loan relationship that is no longer 90 days past due, the payoff of two residential 1-4 family loan relationships that were 90 days past due at December 31, 2020, the payoff of one nonaccrual commercial real estate loan relationship, and the transfer of one commercial real estate loan relationship to other real estate. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for loan losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans, non-performing TDRs and other real estate owned divided by our total assets outstanding. Our NPA ratio for the periods ended September 30, 2021 and December 31, 2020 were 0.01% and 0.08%, respectively. The NPA ratio was favorably impacted by the payment deferrals we offered customers in connection with the pandemic, which we did not have to account for as non-performing, and the increase in our total assets as a result of loan growth (including from the PPP) and the increase in deposits associated with the pandemic.

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

At September 30, 2021 the Company had a recorded investment in impaired loans of $677,000 down from $3,377,000 at December 31, 2020. The decrease in impaired loans during the nine months ended September 30, 2021 as compared to December 31, 2020 is primarily due to the payoff of two loan relationships that were impaired, the pay-down and subsequent removal from impaired loans of one loan relationship, and the upgrade and subsequent removal of one loan relationship based on payment performance. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for loan losses related to collateral dependent impaired loans was measured based upon the estimated fair value of related collateral.

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic or other concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. The concessions typically result from the Company’s loss mitigation efforts and could include reduction in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Total TDRs decreased $1,608,000 to $1,068,000 from December 31, 2020 to September 30, 2021 due to the payoff of two loan relationships that were classified as TDRs and the pay-down of several loan relationships that were classified as TDRs atDecember 31, 2020. The CARES Act and interagency guidance provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for those loans which have been granted deferrals due to the effects of COVID-19. For more information regarding the deferrals we have offered to our customers see “Impact of COVID-19” above.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the nine months ended September 30, 2021 were $240,000 as compared to $84,000 in net recoveries for the same period in 2020. Overall, the Bank has experienced minimal charge-offs during 2021. It is expected that charge-offs will be modest for the remainder of 2021; however, unanticipated changes in local economic conditions may negatively impact charge-offs in the future.

At September 30, 2021, our internally classified loans increased $198,000, or 2.40%, to $8,444,000 from $8,246,000 at December 31, 2020 primarily due to the downgrade of three loan relationships, partially offset by the upgrade of two internally classified loan relationships, the payoff of three internally classified loan relationships, and the transfer of one internally classified loan relationship to other real estate. Classified loan balances have remained relatively consistent due to the stable markets in which we operate and economic stimulus provided in response to the COVID-19 pandemic. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

Many of the Bank's customers have been negatively impacted by the COVID-19 pandemic either through supply chain shortages, government mandated closures, job loss, furloughs, salary decreases, reduced consumer spending and a reduced workforce, among many other factors. In an effort to provide relief to those customers, the Bank proactively began providing relief to our customers in mid March 2020 through a 90 day interest only payment option or a full 90 day payment deferral option. The first week of April 2020, the Bank expanded its efforts to provide a six-month interest only payment option in an effort to provide flexibility to our customers as they navigated the uncertain economic environment brought on by COVID-19. As of September 30, 2021, the Bank had one loan, totaling $246,000 in aggregate principal amount for which both principal and interest were being deferred. As of December 31, 2020, the Bank had 13 loans, totaling $36.4 million in aggregate principal amount for which principal or both principal and interest were being deferred. The Bank is monitoring its loan portfolio on a monthly basis to determine the overall percentage of the loan portfolio that has taken advantage of the relief. These reports are being reviewed by executive management and appropriately communicated to the Board of Directors.

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

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. At September 30, 2021, the Company’s liquid assets totaled $909.6 million up from $627.8 million at December 31, 2020. Additionally, as of September 30, 2021, the Company had available approximately $100.4 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $389.4 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net yield on earning assets under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

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

The Company’s primary source of liquidity is a stable core deposit base. In addition, short-term borrowings, loan payments and investment security maturities provide a secondary source. At September 30, 2021, the Company had a liability sensitive position (a negative gap). Liability sensitivity means that more of the Company’s liabilities are capable of re-pricing over certain time frames than its assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. Liability sensitivity generally should lead to an expansion in net yield on earning assets in a declining rate environment, but for that to occur the Bank will need to reprice its deposits more quickly than it reprices rates it earns on loans. Conversely, a rising rate environment and a liability sensitive balance sheet could have a short-term negative impact on net yield on earning assets, as deposits would likely re-price faster than assets and rates would need to rise above those loan floors that we have included in certain of our variable rate loans before we began to see the benefit of rising rates on those loans. Management regularly monitors the deposit rates of the Company’s competitors and these rates continue to put pressure on the Company’s deposit pricing, just as loan pricing pressure from competition within our markets continues to negatively impact loan yields. This pressure could continue to negatively impact the Company’s net yield on earning assets and earnings if short-term rates begin to rise or these competitive pressures limit the Company's ability to further lower deposit rates. As discussed elsewhere herein, the Bank anticipates that its net yield on earning assets is likely to contract during the remainder of 2021 because of such competitive pressures in its markets, excess on-balance sheet liquidity and the expected continuation of the historically low short-term interest rate environment we are experiencing.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2021, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(7.39)%	(4.69)%	1.01%	2.47%	3.72%
EVE	(15.29)%	(9.09)%	1.09%	1.04%	0.11%

(1)	Currently, some short term interest rates are below the standard down rate scenarios (100, 200 bps). The asset liability model does not calculate negative interest rates and will floor any index at 0.

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand. At September 30, 2021, securities totaling approxim at ely $30,271,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2021 , loans totaling approx imately $838,066,000 either will become du e or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at September 30, 2021 , certificates of deposit of $250,000 or greater totaling approxim ately $82,999,000 will beco me due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

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

Off Balance Sheet Arrangements

At September 30, 2021, we had unfunded loan commitments outstanding of $1,115,285,000 and outstanding standby letters of credit of $84,130,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2021, total stockholders’ equity was $404,429,000, or 10.62% of total assets, which compares with $380,121,000, or 11.28% of total assets, at December 31, 2020. The dollar increase in stockholders’ equity during the nine months ended September 30, 2021 is the result of the Company’s net income of $35,625,000, proceeds from the issuance of common stock related to exercise of stock options of $573,000, the net effect of a $8,530,000 unrealized loss on investment securities net of applicable income tax benefit of $3,019,000, cash dividends declared of $14,910,000 of which $11,188,000 was reinvested under the Company’s dividend reinvestment plan, and $362,000 related to stock option compensation.

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

There have been no material changes in reported market risks during the nine months ended September 30, 2021.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 9, 2021	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: November 9, 2021	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer