Form 10-K
period 2021-12-31
WILSON BANK HOLDING CO
filed 2022-03-15
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $640,889,006.20. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $60.95 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 15, 2022 were 11,307,595.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2021 are incorporated by reference into Items 1, 5, 7, 7A and 8.

Part III
Portions of the Registrant’s Proxy Statement to be filed relating to the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2022 are incorporated by reference into Items 10, 11, 12, 13 and 14.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on January 21, 2022, had the following full service banking offices located in the following counties:

Tennessee County	Number of Full Service Banking Offices
Davidson	3
DeKalb	2
Putnam	1
Rutherford	5
Smith	2
Sumner	3
Trousdale	1
Williamson	1
Wilson	11
Total	29

Management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, Putnam County and Williamson County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust and through a relationship with a third-party investment advisory form, discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank.  Since its opening, the Bank has experienced a steady growth in deposits and loans, while expanding into other counties in and around middle Tennessee as a result of providing personal, service-oriented banking services to its targeted market.  For the year ended December 31, 2021, the Company reported net earnings of approximately $49.426 million and at December 31, 2021 it had total assets of approximately $3.990 billion.

COVID-19 Pandemic

The COVID-19 pandemic and related measures taken by governments, businesses and individuals as a result of the pandemic continue to cause uncertainty, volatility and disruption in the economy, including the economies of the markets that the Bank serves. Throughout 2020 and continuing into 2021 in response to the pandemic, the Company and the Bank adjusted their business practices, including restricting employee travel, encouraging employees to work from home where possible, offering drive-thru only service at certain of the Bank’s locations with specific needs facilitated by appointment, implementing social distancing guidelines within the Bank’s offices, and continuing to hold regular meetings of the Company’s COVID-19 response team. Certain of these measures remain in place due to the continued prevalence of the virus, though, as of December 31, 2021, all of the Bank’s customer locations are now open and the majority of the Bank’s employees have returned to the office.

The Company continues to believe its response to the pandemic has allowed and continues to allow it to appropriately support the Bank’s employees and clients and their communities. Though the Company believes the impact of COVID-19 appears to be lessening, it continues to monitor COVID-19’s impact and the effect new variants or mutations may have, the administration, efficacy and public acceptance of COVID-19 vaccines and boosters, the effects of the CARES Act, Coronavirus Relief Act, American Relief Act and the prospects for additional fiscal stimulus programs closely. The Company’s ability and the ability of the Bank’s customers to recover from the pandemic continues to be subject to uncertainty and will depend on continued decline in the severity of COVID-19 and emergence of other variants of the virus in the Bank’s markets and government responses thereto, as well as continued improvement in economic conditions in those markets.

For more information regarding the impact of the COVID-19 pandemic on the Company’s financial condition and results of operations as of and for the fiscal year ended December 31, 2021 see “Risk Factors – COVID-19 Risks” elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19” contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2021, filed as Exhibit 13.1 to this Form 10-K (the “2021 Annual Report”).

Financial and Statistical Information

The Company’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2021 Annual Report, are incorporated herein by reference.

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

Failure by the Company or the Bank to comply with the requirements of the applicable state and federal banking regulations would negatively impact the Company’s results of operations and financial condition and could limit its growth or expansion activities. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on it or the Bank, such changes could be materially adverse to the Company’s investors.

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

Under the BHC Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities unless, prior to the enactment of the GLB Act, the FRB found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the FRB has found to be so closely related to banking as to be a proper incident to the business of banking include:

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

In July 2013, the FRB and the FDIC approved final rules that substantially amended the regulatory capital rules applicable to the Bank and the Company, effective January 1, 2015. The final rules implemented the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final capital rules implementing Basel III, among other things, included new minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets as of December 31, 2009, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of loan loss reserves, or following the Company's adoption of CECL, as described below, the allowance for credit losses.

The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a “capital conservation buffer” of 2.5% (consisting of CET1 capital) above the regulatory minimum capital ratios, and have resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under the Basel III capital rules, CET1 capital consists of common stock and paid in capital and retained earnings. CET1 capital is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items specified in the Basel III capital rules. The Basel III capital rules also provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions be deducted from CET1 capital to the extent that any one such category exceeds 25% of CET1 capital.

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

A state regulated bank which is not a member of the Federal Reserve, like the Bank, is required to be “well-capitalized” under PCA in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Under the Basel framework, these standards are expected to generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators to institutions of the size and risk profile of the Company and the Bank.

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

In October 2019, the federal banking agencies approved final rules that, under the Growth Act, exempt from the risk-based and leverage capital requirements of the capital rules issued under the Dodd-Frank Act any qualifying community bank and its holding company that have leverage ratios, calculated as Tier 1 capital over average total consolidated assets (the “Community Bank Leverage Ratio”), of greater than 9 percent and hold 25% or less of total assets in off-balance sheet exposures and 5% or less of total assets in trading assets and liabilities. Tier 1 capital for purposes of calculating the Community Bank Leverage Ratio is defined as total equity less accumulated other comprehensive income, less goodwill, less all other intangible assets, less deferred tax assets that arise from net operating loss and tax carryforwards, net of any related valuation allowances. Off-balance sheet exposures include, among other items, unused portions of commitments, securities lent or borrowed, credit enhancement and financial standby letters of credit. A qualifying community banking organization and its holding company that have chosen the proposed framework are no longer required to calculate the generally applicable risk-based and leverage capital requirements. Such a bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies’ PCA rules provided it has a Community Bank Leverage Ratio greater than 9 percent. The final rules also established a grace period of two fiscal quarters during which a qualifying financial institution that temporarily failed to meet any of the qualifying criteria for use of the Community Bank Leverage Ratio would nonetheless be considered well capitalized so long as the institution maintained a Community Bank Leverage Ratio of greater than 7%.

Pursuant to the CARES Act, the required Community Bank Leverage Ratio was lowered to 8% until the earlier of December 31, 2020 and 60 days following the end of the national emergency declared with respect to COVID-19. The federal regulators when establishing the Community Bank Leverage Ratio, also established a grace period of two fiscal quarters during which a qualifying financial institution that temporarily failed to meet any of the qualifying criteria for use of the Community Bank Leverage Ratio would nontheless be considered well capitalized so long as the institution maintained a Community Bank Leverage Ratio of greater than 7.0%. Effective November 9, 2020, the federal banking regulatory agencies approved rules raising the Community Bank Leverage Ratio to 8.5% for 2021 and 9% thereafter. The regulatory agencies also modified the two-quarter grace period to require a Community Bank Leverage Ratio of 7.5% or greater in 2021 and 8% thereafter.

The Company and the Bank each opted to take advantage of this rule effective January 1, 2020. During the year ended December 31, 2021, the Company determined its total off balance sheet exposures, calculated in accordance with applicable regulations, exceeded 25% of its total consolidated assets during the period of time it had opted to utilize the Community Bank Leverage Ratio, and as a result, neither the Company nor the Bank was able to take advantage of the Community Bank Leverage Ratio rules, including as of December 31, 2021, in each case, applying the Basel III capital guidelines that were applicable to it as a result of its not qualifying for the Community Bank Leverage Ratio.

Pursuant to the CARES Act, lenders, like the Bank, were given the option to defer the implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”) until 60 days after the declaration of the end of the public health emergency related to the COVID19 pandemic or December 31, 2020, whichever came first. The Coronavirus Relief Act subsequently gave lenders the option to further defer the implementation of CECL until January 1, 2022. In addition, the Securities and Exchange Commission (“SEC”) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, the Bank elected to delay implementation of CECL until January 1, 2022.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. generally accepted accounting principles (“GAAP”). The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule following the adoption of CECL. If adopted, the cumulative amount of transition adjustments will become fixed at the start of the three-year period, and will be phased out of the regulatory capital calculations evenly over such period, with 75% recognized in year one, 50% recognized in year two, and 25% recognized in year three. The Company does not intend to take advantage of this option.

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

The Bank’s loan operations are also subject to federal laws, rules and regulations applicable to credit transactions, such as the:

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

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Service Members’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service;
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws;
•	Electronic Funds Transfer Act, which regulates fees and other terms of electronic funds transactions;
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

Pursuant to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act  of 2001 (the “Patriot Act”), as amended, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020, however in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. The FDIC and the FRB have yet to publish any new final CRA rules and it remains uncertain whether either agency will do so in light of the OCC's revocation of its new rule. As such, the Company will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to its financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. On November 18, 2021, the federal banking agencies issued a joint final rule that requires a banking organization to notify their primary federal regulator within 36 hours of becoming aware that a significant “computer-security incident” has ocurred. In general, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired – or are reasonably likely to materially disrupt, degrade or impair – (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. Compliance with the final rule is required by May 1, 2022. This new rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

Federal statutes and regulations, including the GLB Act and the Right to Financial Privacy Act of 1978, limit the Company’s and the Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the GLB Act requires disclosure of the Company’s privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The GLB Act also requires the Company and the Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the GLB Act, financial institutions, including the Bank, will be required to comply with such state law. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. This trend of state-level activity is expected to continue to expand, requiring continual monitoring of developments in the states in which the Company's customers are located and ongoing investments in the Company's information systems and compliance capabilities.

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

Competition

The banking business is highly competitive. The Company’s primary market areas consist of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner, Putnam and Williamson Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and non-bank lending companies. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can. Continued consolidation in the financial services industry, due in part to the regulatory changes made under the Growth Act, including the increased asset threshold for required stress testing, has contributed to increases in the number of large competitors the Company faces in its markets. Some of the Company’s competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of its larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level and by being more responsive to customers than some of its larger competitors. The Company does not experience significant seasonal trends in its operations.

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

Human Capital

As of March 12, 2022, the Company and the Bank collectively employed 542 full-time equivalent employees. As an independent, community-based bank, the Bank strives to provide friendly, professional, personal service from a caring staff, while offering an extensive assortment of financial services to its customers. As such, the Bank’s employees are central to the successful execution of its business strategy.

The Bank strives to recruit, attract and retain employees and future leaders whose skills and experience advance the mission of the Bank. The Bank's Human Resources Department works closely with its Training Department, managers and mentors to ensure a positive start for new employees. With regard to talent development, the Bank works to identify future leaders within the Bank to develop the skills necessary for career growth. The Bank is committed to professional development for all of its employees through internal and external training programs, mentorships and dedicated leadership workshops. In 2021, an employee engagement survey was conducted with a response rate of 92%. The survey resulted in an employee engagement score of 82% and an employee satisfaction rate of 89%. Although these are considered strong scores by industry observers, the Bank continually works to improve its relations with its employee and those employees’ experiences. In 2021, the Bank's retention rate was 83%.

The Bank strives to hire, train and develop a diverse workforce because it believes doing so allows it to better meet the financial needs of the diverse members of the communities the Bank serves.  The Bank believes that all employees should feel a sense of belonging where they work and that collaboration among employees of diverse backgrounds improves the day-to-day experience of all of its employees.

The health and safety of the Bank’s employees has been and continues to be a top priority. Throughout the COVID-19 pandemic, the Bank has been intentional about ensuring compliance with all federal, state, and local recommendations related to the pandemic, in addition to taking further precautionary measures. In early March 2020, the Bank created a COVID-19 team consisting of executive management, facilities, technology and human resources. The COVID-19 team continues to closely monitor infection rates nationwide, statewide and within the Bank’s market areas in order to respond appropriately to changes in the virus situation. Throughout the pandemic the Bank has sought to nimbly respond to changes in the transmission rates of the virus in its communities, including in connection with the surge in cases experienced within the Bank’s market areas in early 2022 as a result of the Omicron variant.  At times during the pandemic, the Bank has lifted or reinstated mask requirements and allowed employees to work from home, opened and closed physical locations and enhanced cleaning and other safety procedures.

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

Serving the needs of all of the members of the Company’s communities also remains a vital part of the Bank’s and the Company’s mission. Besides continuing its annual donations, fundraising and sponsorships in 2021, the Bank’s departments and employees were able to support local nonprofit organizations of their choosing through the We Believe Together giving program – including hundreds of hands-on volunteer hours with the recipient organizations that could permit them. The Bank created the We Believe Together Program in 2017 as a way for employees to contribute work hours and earn matching contribution funds from the Bank for local charities. The Bank also actively participates in the School Bank Program which allows elementary students to become familiar with banking at a young age. The Company also sponsors popular community events in its market areas, including the annual Southern Home & Garden Expo and the Wilson County Fair.

Environmental Matters

There is an increasing concern among individuals and governments over the risks of climate change and related environmental sustainability and the Company’s management and board is continuing to monitor developments in this area and evaluate those things that the Company can do to aid in addressing these concerns. To date, the Company has taken steps to reduce the amount of paper it uses by encouraging clients to receive digital statements. The use of e-signatures by clients has also increased in recent years, further reducing the amount of paper that the Company utilizes in its operations. Expansion of online and digital banking tools in recent years has allowed the Bank to further reduce the number of trips that customers have to make in person to branch locations. These digital and online offerings include remote deposit and mobile banking applications that allow customers to deposit checks without the need for physical delivery to the Bank’s branches.

Information about our Executive Officers

The following information regarding the Company’s executive officers is included in Part I of this report in lieu of being included in the Company’s definitive proxy materials to be filed in connection with the Company’s 2022 Annual Meeting of Shareholders (the “2022 Annual Meeting of Shareholders”).
John McDearman (52) – Mr. McDearman is President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President of the Bank and from January 2018 to January 1, 2020, he served as President of the Bank. Prior to joining the Bank in 1998, he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, Tennessee, a position he held from 1994 to 1998. Mr. McDearman also serves on the Boards of Directors of the Company and the Bank, including as the Chairman of the Bank’s Board of Directors.

John Foster (49) – Mr. Foster joined the Bank in January 1998. He has held positions in branch administration and consumer lending. From August 2017 to July 2018, Mr. Foster served as Senior Vice President/Head of Consumer Lending for the Bank, after having served as a Senior Vice President of the Bank from January 2013 to August 2017. From July 2018 to April 2019, he served as Executive Vice President/Small Business & Consumer Lending for the Bank. From April 2019 to January 1, 2020, he served as the Bank’s Executive Vice President/Chief Consumer/Commercial Banking Officer. Currently, he serves as President of the Bank, a position he has held since January 1, 2020.

Gary Whitaker (64) – Mr. Whitaker joined the Bank in May 1996. Prior to that time Mr. Whitaker was employed with NationsBank of Tennessee, N.A. in Nashville (and its predecessors) from 1979. He has held positions at the Bank in collections, as branch manager, in construction lending, retail marketing, automobile lending, loan administration, operations analyst, as Vice President, Senior Vice President and most recently as Executive Vice President and Chief Credit Officer since 2002. His principal duties include overseeing the Bank’s lending function and loan operations.

Lisa Pominski (57) – Ms. Pominski is Executive Vice President and the Chief Financial Officer of the Bank and the Company, positions she has held since January 2017 and September 1997, respectively, and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions with the Bank including Asst. Cashier, Asst. Vice President and Senior Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, Tennessee.

Clark Oakley (52) – Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and from January 1, 2017 until December 31, 2017, he served as Executive Vice President and Chief Operating Officer of the Bank. Currently he serves as Executive Vice President and Chief Operating Officer of the Bank. Prior to joining the Bank, Mr. Oakley was most recently employed at Union Planters Bank in Alexandria, Tennessee. His primary duties include overseeing the operations of the Company and the Bank, including information technology and electronic banking.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 1A. Risk Factors.

Investing in the Company’s common stock involves various risks which are particular to the Company, its industry and its market areas. Several risk factors regarding investing in the Company’s common stock are discussed below. If any of the following risks were to occur, the Company may not be able to conduct its business as currently planned and its financial condition or operating results could be materially and negatively impacted. These matters could cause the value of the Company’s common stock to decline in future periods.

Summary Risk Factors

The Company’s business is subject to a number of risks, including risks that may prevent the Company from achieving its business objectives or may adversely affect its business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

COVID-19 Risks

●	The COVID-19 pandemic is continuing and the Company’s businesses and the businesses and lives of some of its customers continue to feel challenges.

Interest Rate Risks

●
The Company’s net interest margin, and consequently its net earnings, are significantly affected by interest rate levels and movements in short-term rates as well as competitive pressures the Company faces.

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
●
Changes in financial accounting and reporting standards, or the interpretation of those standards, like the new CECL standard effective for the Company on January 1, 2022, could affect the way the Company accounts for its operations and these changes could have a material adverse effect on the Company’s financial condition and results of operations.

●	An inadequate allowance for credit losses would negatively impact the Company’s results of operations and financial condition.
●	The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools.
●	The Company could sustain losses if its asset quality declines.
●	Environmental liability associated with commercial lending could result in losses.
●	The Company depends on the accuracy and completeness of information about customers.
●	The Company may be subject to claims and litigation asserting lender liability.

Liquidity and Capital Risks

●	Liquidity risk could impair the Company’s ability to fund its operations and jeopardize its financial condition.
●	Excess levels of liquidity could negatively impact the Company’s earnings.
●	The ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Operational and Market Risks

●	Negative developments in the U.S. and local economies in the Company’s market areas may adversely impact the Company’s results in the future.
●	The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.
●	The Company has sought to expand its franchise by developing new markets or expanding its operations in existing markets and may continue to do so in future years.
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

●	The Company’s selection of accounting policies and methods may affect its reported financial results.
●	The Company currently invests in bank owned life insurance and may continue to do so in the future.
●	The Company’s business reputation and relationships are important and any damage to them could have a material adverse effect on its business.
●	The Company’s business is dependent on technology, and an inability to invest in technological improvements may adversely affect the Company’s results of operations and financial condition.
●	The Company is subject to regulatory oversight and certain litigation, and its expenses related to this regulatory oversight and litigation may adversely affect its results.
●	The soundness of other financial institutions, including those with whom the Company has engaged in transactions, could adversely affect the Company.
●	Natural disasters and the effects of a changing climate may adversely affect the Company and its customers.
●
The Company’s asset valuations may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to asset valuations that may materially and adversely affect its results of operations or financial condition.

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

●	The Company and the Bank must maintain adequate regulatory capital to support their business objectives.
●	The Company is required to act as a source of financial and managerial strength for the Bank in times of stress.
●	Non-compliance with the USA Patriot Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against the Company or the Bank.

Risks Relating to the Company’s Securities

●	The Company’s common stock is thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.
●	The Company’s ability to declare and pay dividends is limited.
●	An investment in the Company’s common stock is not an insured deposit.

COVID-19 Risks

The COVID-19 pandemic is continuing and the Company’s businesses and the businesses of some of its customers continue to face challenges.

The spread of COVID-19 has created a global public health crisis that has periodically resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where the Bank conducts substantially all of its activity. At various times since the beginning of the COVID-19 pandemic, the Company’s businesses and the businesses of some of its customers have been disrupted and adversely impacted.

While the current wave of COVID-19 related to the Omicron variant has begun to subside in the United States, and government restrictions have been allowed to lapse and commercial and consumer activity has largely resumed, the pandemic is continuing and to the extent cases were to once again surge, government restrictions could be reinstated, which, along with independent actions of individuals and businesses aimed at slowing a new surge, may again negatively impact economic activity and disrupt the Company’s and the Company’s customers’ businesses. Further, if new strains or variants of COVID-19 develop or boosters of the COVID-19 vaccines or other treatments are not widely administered or available for a significant period of time or otherwise prove ineffective, the adverse impact of COVID-19 on the economy, and, in turn, the Company’s financial condition, liquidity, and results of operations could be material.

Interest Rate Risks

The Company’s net interest margin, and consequently its net earnings, are significantly affected by interest rate levels and movements in short-term rates as well as competitive pressures the Company faces.

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits and other borrowings. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits. In addition, changes in the method of determining or the elimination of the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that the Company holds or issues or its variable pricing loans, which could further impact the Company’s interest rate spread.

Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which could ultimately affect the Company’s results of operations and financial condition. A decline in the market value of the Company’s assets may limit the Company’s ability to borrow funds. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Company, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, the Company will incur losses. Following changes in the general level of interest rates, the Company’s ability to maintain a positive net interest spread and to increase its net interest margin is dependent on its ability to increase (in a rising rate environment) or maintain or minimize the decline in (in a falling rate environment) its loan offering rates, minimize increases on its deposit rates in a rising rate environment or promptly reduce the rates it pays on deposits in a falling rate environment, and maintain an acceptable level and mix of funding. Although the Company has implemented strategies it believes will reduce the potential effects of changes in interest rates on its net interest income, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest income and net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. The Company cannot assure you that it can minimize its interest rate risk.

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

Short-term interest rates are expected to rise in 2022 and in a rising rate environment the Bank’s ability to increase the rates it charges on loans faster than the rates it pays on deposits will be critical to maintaining or expanding the Company’s net interest margin. In addition, many of the Bank’s variable rate loans have loan floors that will limit its ability to capture the full benefit of initial increases in short-term rates.

The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of its interest-earning assets and interest-bearing liabilities and by utilizing hedging strategies to reduce the impact of changes in rates. Interest rate risk management techniques are not exact. From time to time the Company has repositioned a portion of its investment securities portfolio in an effort to better position its balance sheet for potential changes in short-term rates. The Company employs the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While the Company strives to ensure the accuracy of its modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

The Company’s hedging strategy may not be effective, including in the event that interest rates move in unanticipated manners.

The Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of its interest rate exposure. This hedging strategy converts the fixed interest rates on certain of the Bank’s outstanding loans to LIBOR-based variable interest rates. In the event short-term that interest rates do not change in the manner that the Company anticipates at the times it institutes its hedging strategies or at the pace that the Company anticipated, such transactions may materially and adversely affect its results of operations.

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

             As of December 31, 2021, approximately 92% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 38% were commercial real estate loans, 34% were residential real estate loans, 26% were construction and development loans and 2% were other real estate loans. In total these loans made up approximately 94% of the Company’s non-performing loans at December 31, 2021. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which the Company operates can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which the Company underwrites loans can fluctuate from year to year and impact collateral values and the ability of its borrowers to repay their loans.

            Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that the Company holds. Should the Company experience the return of adverse economic and real estate market conditions similar to those it experienced from 2008 through 2010, the Company may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increased charge-offs from the disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small businesses.

At December 31, 2021, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. If the challenging economic conditions currently being experienced as a result of inflation and supply-chain disruption extends deep into 2022 or beyond and begins to negatively impact real estate conditions in the Company’s markets more than has been the case thus far, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge-offs and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

A substantial focus of the Company’s marketing and business strategy is to serve small businesses in its market areas. As a result, a relatively high percentage of the Company’s loan portfolio consists of commercial loans primarily to small businesses. During periods of lower economic growth or challenging economic periods like those resulting from the current inflationary environment, small businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact the Company’s results of operations and financial condition.

Changes in financial accounting amd reporting standards, or the interpretation of those standards, like the new CECL standard effective for the Company on January 1, 2022, could affect the way the Company accounts for its operations and these changes could have a material adverse effect on the Company’s financial condition and results of operations.

The Financial Accounting Standards Board and the SEC may change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company’s external financial statements from time to time. The impact of these changes or the application thereof on the Company’s financial condition and operations can be difficult to predict. For example, the Financial Accounting Standards Board adopted a new accounting standard that became effective for the Company on January 1, 2022. This standard, referred to as current expected credit loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial assets, including loans, and recognize the expected credit losses through provision for credit losses. CECL replaced the previous method of provisioning for credit losses that are probable, and, now that it is fully adopted by the Company, it may require the Company to increase its allowance for credit losses slightly in the first quarter of 2022, and has increased the types of data the Company needs to collect and review to determine the appropriate level of its allowance for credit losses. In addition, the adoption of CECL may result in more volatility in the level of the Company’s allowance for credit losses. An increase, to the extent material, in the Company’s allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could have a material adverse effect on the Company’s capital levels, financial condition and results of operations. A reduction in the Company’s or the Bank’s capital levels could subject it to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities if it is unable to satisfactorily raise additional capital.

An inadequate allowance for credit losses would negatively impact the Company’s results of operations and financial condition.

Beginning on January 1, 2022, the Company became required, under CECL, to maintain an allowance for credit losses on loans, securities and off-balance sheet exposures. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. The Company’s management makes various assumptions and judgments about the expected losses in the Company’s loan portfolio, including the credit worthiness of the Company’s borrowers and the collateral securing the loans. Utilizing objective and subjective factors, the Company now maintains, as of January 1, 2022, an allowance for credit losses, established through a provision for credit losses charged to expense, to cover its estimate of the current expected credit losses in its loan and securities portfolios. In determining the size of this allowance, the Company utilizes estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, including unemployment statistics, industry and peer bank loan quality indications, and other pertinent factors and information. Actual losses are difficult to forecast, especially if those losses stem from factors beyond the Company’s historical experience or are otherwise inconsistent with the its credit quality assessments.  If the Company’s assumptions are inaccurate, its current allowance may not be sufficient to cover potential credit losses, and additional provisions may be necessary which would negatively impact its results of operations and financial condition.

In addition, federal and state regulators periodically review the Company’s loan portfolio and may require it to increase its allowance for credit losses or recognize loan charge-offs. Their conclusions about the quality of the Company’s loan portfolio may be different than the Company’s. Any increase in the Company’s allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a negative effect on the Company’s results of operations or financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions and forecasted conditions, new information regarding existing loans or borrowers, identification of additional problem loans and other factors, both within and outside of the Company’s management’s control. These additions may require increased provision expense which would negatively impact the Company’s results of operations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes the Company uses to estimate expected credit losses, calculate its allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting models and tools could have a material adverse effect on its business, financial condition and results of operations.

The Company could sustain losses if its asset quality declines.

The Company’s earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality, particularly within the commercial real estate segment of the Company’s loan portfolio, could cause the Company’s interest income and net interest margin to decrease and its provisions for credit losses and non-interest expenses to increase, which could adversely affect its results of operations and financial condition.

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

In deciding whether to extend credit or enter into certain transactions, the Company relies on information furnished by or on behalf of customers and other counterparties, including financial statements, credit reports, tax returns and other financial information. The Company may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading personal information, financial statements, credit reports, tax returns or other financial information, including information falsely provided as a result of identity theft, could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The objective of managing liquidity risk is to ensure that the Company’s cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as the Company’s operating cash needs, and that the Company’s cost of funding such requirements and needs is reasonable. The Company maintains an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally the Company relies on deposits, repayments of loans and cash flows from its investment securities as its primary sources of funds. The Company’s principal deposit sources include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with wholesale deposit sources such as federal funds purchased and other sources of short-term and long-term borrowings, including advances from the Federal Home Loan Bank of Cincinnati (“FHLB Cincinnati”), to make loans, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet the Company’s liquidity needs could have a substantial negative effect, individually or collectively, on the Company’s and the Bank’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms attractive to it, could be impaired by factors that affect the Company specifically or the financial services industry in general. For example, factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it or the Bank, a reduction in any then-published credit rating, any damage to its reputation or any other decrease in depositor or investor confidence in the Company’s creditworthiness and business. The Company’s access to liquidity could also be impaired by factors that are not specific to it, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage the Company’s liquidity effectively could affect its competitive position, increase its borrowing costs and the interest rates it pays on deposits, limit its access to the capital markets, cause its regulators to criticize its operations and have a material adverse effect on its financial condition or results of operations.

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

The Company anticipates it will continue to rely primarily on deposits, loan repayments, interest-bearing deposits in other banks and cash flows from its investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above, like advances from the FHLB Cincinnati, which the Bank has accessed from time to time, will be used to augment the Company’s primary funding sources. If the Company is unable to access any of these secondary funding sources when needed, it might be unable to meet its customers’ or creditors’ needs, which would adversely affect its financial condition, results of operations, and liquidity.

The Company’s and the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. At December 31, 2021, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically (as the Company has experienced since the onset of the COVID-19 pandemic) or as a result of acquisitions) at rates in excess of the rate at which the Bank’s capital is increased through retained earnings will reduce its capital ratios unless it continues to increase capital. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank and the Company to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities.

The Company may need to raise additional capital (including through the issuance of common stock or additional Tier 2 capital instruments) in the future to provide the Company and the Bank with sufficient capital resources and liquidity to meet their commitments and business needs or in connection with growth or as a result of deterioration in asset quality. The Company’s and the Bank’s ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of their businesses or prospects, changes in the capital markets and deteriorating economic and market conditions. The Bank is required to obtain regulatory approval in order to pay dividends to the Company unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of the Bank to pay dividends to the Company could impact the Company’s ability to continue to pay dividends on its common stock or its ability to pay interest on its indebtedness.

In addition, the Company receives additional capital from the issuance of common stock under its dividend reinvestment plan. Any unexpected termination or suspension of the Company’s dividend reinvestment plan, or the related payment of its historical biannual cash dividend, could materially and adversely affect the Company’s capital levels.

Operational and Market Risks

Negative developments in the U.S. and local economies in the Company’s markets may adversely impact the Company’s results in the future.

The Company’s financial performance is highly dependent on the business environment in the markets where it operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply-chain disruptions, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in certain industries in the markets in which the Company operates deteriorated rapidly in 2020 as a result of the COVID-19 pandemic. These challenges manifested themselves primarily within the restaurant, retail, commercial real estate, travel and entertainment industries and contributed to increased levels of provisions for loan losses. In addition, inflation rose sharply at the end of 2021 and has continued at heightened levels so far in 2022, and is currently expected to remain elevated throughour much of 2022. A worsening of business and economic conditions, or persistent inflationary pressures or supply chain disruptions, generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

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

Although economic conditions have improved in most of the Company’s markets when compared to the first and second quarters of 2020, the Company believes that it is possible it will continue to experience an uncertain and volatile economic environment during 2021, including as a result of issues of national security, COVID-19 and other health crises around the world, inflation and supply-chain disruptions. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, financial condition, and results of operations.

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

The Company operates primarily in Wilson, DeKalb, Smith, Rutherford, Putnam, Davidson, Williamson and Sumner counties in Tennessee and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in these markets. The Company cannot assure investors that economic conditions in its markets will not remain challenged during 2022 or thereafter, and continued volatile economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

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

Since 2014, the Company has opened branch locations in Putnam County, Rutherford County, Sumner County, Davidson County and Williamson County as it sought to expand its footprint beyond its historical markets.  Expansion, whether by opening new branches or acquiring existing branches or whole banks, involves various risks, including:

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

Development of Offices.  There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches the Company establishes can be expected to negatively impact the Company’s earnings for some period of time until they reach certain economies of scale. The same is true for the Company’s efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. The Company’s expenses could be further increased if it encounters delays in opening any of its new branches, including as a result of supply-chain disruption and labor challenges currently affecting the construction industry. The Company may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, on a timely basis or at all, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated construction costs or other factors. Finally, any branch may not meet the Company’s long-term profitability expectations or otherwise be successful even after it has been established or acquired, as the case may be.

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

The Company contracts with third-party vendors to provide software or services for many of its major systems, such as data processing, loan servicing and deposit processing system. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based as a result of cyber-attacks or otherwise, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third-party systems, the Company could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Company’s ability to process new and renewal loans, gather deposits and provide customer service, compromise its ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Additionally, the Company faces competition from similarly sized and smaller community banks and credit unions, including those with senior management who were previously affiliated with other local or regional banks or credit unions or those controlled by investor groups with strong local business and community ties. These community banks may offer higher deposit rates or lower cost loans in an effort to attract the Company’s customers, and may attempt to hire the Company’s management and employees.

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

The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially John McDearman, III, its president and chief executive officer, and John Foster, the president of the Bank. While the Company does not have employment agreements with any of its personnel and can provide no assurance that it will be able to retain any of its key officers and employees, particularly in times of intense competition for talent, as the Bank is currently experiencing, or attract and retain qualified personnel in the future, it has entered into non-competition agreements with such persons which would prevent them, in most circumstances, from competing with the Bank for one year following their termination. In addition, these persons are parties to certain deferred compensation, supplemental retirement and equity incentive plans, the benefits of which would cease to accrue upon the termination of the person’s employment with the Company or the Bank or the person competing with the Bank after the termination of their employment.

An ineffective risk management framework could have a material adverse effect on the Company’s strategic planning and its ability to mitigate risks and/or losses and could have adverse regulatory consequences.

The Company has implemented a risk management framework to identify and manage its risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, fraud, operational, capital, compliance, strategic and reputational risks. The Company’s framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. However, there is no assurance that the Company’s risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to it. If the Company’s risk management framework is not effective, it could suffer unexpected losses and become subject to regulatory consequences, as a result of which its business, financial condition, results of operations or prospects could be materially adversely affected.

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

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; recognize an other-than-temporary impairment of securities; or significantly increase the Company’s accrued tax liability. Any of these could have a material adverse effect on the Company’s business, financial condition or results of operations. For a discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” contained in the 2021 Annual Report.

The Company currently invests in bank owned life insurance (“BOLI”) and may continue to do so in the future.

The Company had approximately $46.2 million in general, hybrid and separate account BOLI contracts at December 31, 2021. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if the Company needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. The Company is also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Company at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes the Company to liquidity, credit and interest rate risk, which could adversely affect the Company’s results of operations, financial condition and liquidity.

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

The Company’s business is dependent on technology, and an inability to invest in technological improvements may adversely affect the Company’s results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven solutions, and as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, as well as nontraditional alternatives like crowdfunding and digital wallets. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The importance of technology has been sharpened as a result of COVID-19, and appears likely to remain increasingly important as the pandemic fades. The Company has made significant investments in data processing, management information systems and internet banking accessibility. The Company’s future success will depend in part upon its ability to create additional efficiencies in its operations through the use of technology. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company cannot make assurances that its technological improvements will increase its operational efficiency or that it will be able to effectively implement new technology-driven solutions or be successful in marketing these products and services to its customers.

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

The soundness of other financial institutions, including those with whom the Company has engaged in transactions, could adversely affect the Company.

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

Natural disasters and the effects of a changing climate may adversely affect the Company and its customers.

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires and floods often occur. Such natural disasters, like the tornado that struck the Company’s markets in March 2020, could significantly impact the local population and economies and the Company’s business, and could pose physical risks to its properties. Although the Company maintains insurance coverages for such events, a significant natural disaster in or near one or more of the Company’s markets could have a material adverse effect on its financial condition, results of operations or liquidity.

In addition to natural disasters, the impact of climate change, such as rising average global temperatures and rising sea levels, and the increasing frequency and severity of extreme weather events and natural disasters such as droughts, floods, wildfires and hurricanes could negatively impact the Company’s operations including its ability to provide financial products and services to its customers. Climate change also has the potential to negatively affect the collateral the Company takes to secure loans that it makes, the valuations of home prices or commercial real estate or the Company’s customers’ (particularly those that are engaged in industries that could be negatively affected by a shift to a low-carbon economy) ability and/or willingness to pay fees, repay outstanding loans or afford new products. Climate change could also cause insurability risk and/or increased insurance costs for the Company or its customers.

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

The Company, as well as the Bank, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company or the Bank may be required, among other things, to make additional provisions to its allowance for credit loss, to restrict its operations or to increase its capital levels. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such changes could adversely affect the Company’s results of operations.

The Company expects that the current Presidential administration will continue to implement a regulatory reform agenda that is significantly different than that of the prior administration. This reform agenda could include an increased level of attention and focus on consumer protection, fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change or that operate in industries that would not be favored in a low-carbon economy and heightened scrutiny of BSA and AML requirements among other areas. The Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of commercial banks and bank holding companies, the Company’s cost of compliance could adversely affect its ability to operate profitably.

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

Failure to meet regulatory capital standards could have a material adverse effect on the Company’s business, including damaging the confidence of customers in the Company, and adversely impacting its reputation and competitive position and retention of key personnel. Any of these developments could limit the Company’s access to: brokered deposits; the FRB discount window; advances from the FHLB; capital markets transactions; and development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If the Bank falls below guidelines for being deemed “adequately capitalized” the FDIC or FRB could impose restrictions on the Company’s activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to the Company and the Bank are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and the Company’s and the Bank’s regulators. The Company cannot predict the final form, or the effects, of these regulations on its business, but among the possible effects are requirements that the Company slow its rate of growth or obtain additional capital which could reduce the Company’s earnings or dilute its existing shareholders.

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

The BSA, as amended by the Patriot Act, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury’s Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures and maintain staffing levels that are sufficient for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, as well as additional operating expenses to add staff and/or technological enhancements to the Company’s systems to better comply.

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

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends the Company may declare and pay and that the Bank may declare and pay to the Company. For example, FRB regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed those minimum levels required to be adequately capitalized plus those amounts required by the capital conservation buffers. In addition, the FRB has issued supervisory guidance advising bank holding companies to eliminate, defer or reduce dividends paid on common stock and other forms of Tier 1 capital where the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, the company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition or the company will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios. Recent supplements to this guidance reiterate the need for bank holding companies to inform their applicable reserve bank sufficiently in advance of the proposed payment of a dividend in certain circumstances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. The Bank's 67,000 square foot operations center is located at 105 North Castle Heights Avenue, Lebanon, Tennessee, which is adjacent to the 623 West Main Street office. In addition thereto, the Bank has twenty-nine branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; the Wal-Mart Supercenter, Lebanon, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 2930 West End Avenue, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 1630 Nashville Pike, Suite 100, Gallatin, Tennessee; 320 South Jefferson Avenue, Cookeville, Tennessee; and 9200 Carothers Parkway, Suite 108, Franklin, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. The Highway 96 office in Murfreesboro opened in January 2017 and contains approximately 4,700 square feet of space. The South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. The West End office in Nashville opened in August 2017 and contains approximately 7,062 square feet of space. The Cool Springs office in Franklin opened in December 2018 and contains approximately 5,940 square feet of space. The Greenlea office in Gallatin opened in January 2022 and contains approximately 3,200 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” on page 23 of the Company’s 2021Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth on pages 1 through 24 of the financial information included with the Company’s 2021Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” as set forth on page 21 of the financial information included with the Company’s 2021Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in pages 27 through 78 of the financial information included with the Company’s 2021 Annual Report and are incorporated herein by reference.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained on pages 30 through 31 of the financial information included with the Company’s 2021 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the 2022 Annual Meeting of Shareholders.  The information required by this item with respect to executive officers is set forth in Part I of this report under the caption “Information about our Executive Officers.”

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Description of the Board and Committees of the Board” in the Company’s definitive proxy materials to be filed in connection with the 2022 Annual Meeting of Shareholders.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Delinquent Section 16(a) Reports” in the Company’s definitive proxy materials to be filed in connection with the 2022 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the information under the principal heading entitled “Executive Compensation,” including but not limited to the subheading entitled “Personnel Committee Report on Executive Compensation,” and the principal heading entitled “Director Compensation,” including but not limited to the subheading entitled “Personnel Committee Interlocks and Insider Participation,” in the Company’s definitive proxy materials to be filed in connection with the 2022 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials to be filed in connection with the 2022 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2021:

	Number of securities to be issued	Weighted average exercise price of	Number of securities remaining available for future
	upon exercise of outstanding options,	outstanding options, warrants and	issuance under equity compensation plans (excluding
Plan Category	warrants and rights	rights	securities reflected in first column)
Equity compensation plans approved by shareholders	203,632	50.94	362,096
Equity compensation plans not approved by shareholders	—	—	—
Total	203,632	50.94	362,096

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials to be filed in connection with the 2022 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Director Independence” in the Company’s definitive proxy materials to be filed in connection with the 2022 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials to be filed in connection with the 2022 Annual Meeting of Shareholders.

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

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

4.2	Description of the Company's securities (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021).

10.1	Wilson Bank Holding Company 2009 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-158621)).*

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

10.45
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

10.63
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

10.67	Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020).*

10.68	Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020).*

10.69	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.70	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.71	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.72	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Gary Whitaker (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.73
First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John Foster (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.74	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.75	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.76	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.77	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Gary Whitaker (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.78	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman (incorporated herein by reference to Exhibit 10.79 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.79	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated herein by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.80	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.81	Third Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated as of November 29, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on orm 8-K filed with the SEC on November 30, 2021).*

10.82	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated February 28, 2022, by and between Wilson Bank and Trust and Gary Whitaker.*+

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2021 incorporated by reference into items 1, 5, 7, 7A and 8.+

21.1	Subsidiaries of the Company.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Management compensatory plan or contract

+    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ John C. McDearman, III
John C. McDearman, III
Title:	President and Chief Executive Officer
Date:	March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. McDearman, III John C. McDearman, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022

/s/ Jack W. Bell Jack W. Bell	Director	March 15, 2022

/s/ James F. Comer James F. Comer	Director	March 15, 2022

/s/ William P. Jordan William P. Jordan	Director	March 15, 2022

/s/ James Anthony Patton James Anthony Patton	Director	March 15, 2022

/s/ J. Randall Clemons J Randall Clemons	Director	March 15, 2022

/s/ Michael G. Maynard Michael G. Maynard	Director	March 15, 2022

/s/ Clinton M. Swain Clinton M. Swain	Director	March 15, 2022

/s/ H. Elmer Richerson H. Elmer Richerson	Director	March 15, 2022

/s/ Deborah Varallo Deborah Varallo	Director	March 15, 2022