Form 10-Q
period 2022-03-31
WILSON BANK HOLDING CO
filed 2022-05-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Common stock outstanding: 11,357,001 shares at May 9, 2022

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

	(Unaudited)	(Audited)
	March 31, 2022	December 31, 2021
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,624,784	$2,483,914
Less: Allowance for credit losses	(33,778)	(39,632)
Net loans	2,591,006	2,444,282
Securities available-for-sale, at market (amortized cost $957,356 and $906,135, respectively)	888,520	897,585
Loans held for sale	11,275	11,843
Interest bearing deposits	360,724	400,940
Restricted equity securities	5,089	5,089
Federal funds sold	27,363	27,055
Total earning assets	3,883,977	3,786,794
Cash and due from banks	24,573	25,423
Bank premises and equipment, net	62,565	62,846
Accrued interest receivable	8,896	7,641
Deferred income tax asset	28,269	12,792
Bank owned life insurance	46,488	46,206
Other assets	48,032	43,089
Goodwill	4,805	4,805
Total assets	$4,107,605	$3,989,596
Liabilities and Stockholders’ Equity
Deposits	$3,690,465	$3,555,071
Accrued interest payable and other liabilities	37,242	20,808
Total liabilities	3,727,707	3,575,879
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,307,745 and 11,201,504 shares, respectively	22,615	22,403
Additional paid-in capital	111,694	105,177
Retained earnings	296,435	292,452
Accumulated other comprehensive earnings (loss), net of taxes of $17,990 and $2,235, respectively	(50,846)	(6,315)
Total stockholders’ equity	379,898	413,717
Total liabilities and stockholders’ equity	$4,107,605	$3,989,596

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$29,604	$28,493
Interest and dividends on securities:
Taxable securities	3,231	1,692
Exempt from federal income taxes	324	323
Interest on loans held for sale	154	100
Interest on federal funds sold	7	—
Interest on balances held at depository institutions	145	108
Interest and dividends on restricted securities	34	26
Total interest income	33,499	30,742
Interest expense:
Interest on negotiable order of withdrawal accounts	465	436
Interest on money market and savings accounts	442	540
Interest on time deposits	1,221	2,149
Interest on Federal Home Loan Bank advances	—	133
Interest on finance leases	16	—
Total interest expense	2,144	3,258
Net interest income before provision for credit losses	31,355	27,484
Provision for credit losses	1,892	827
Net interest income after provision for credit losses	29,463	26,657
Non-interest income:
Service charges on deposit accounts	1,719	1,325
Brokerage income	1,739	1,398
Debit and credit card interchange income	2,877	2,529
Other fees and commissions	308	309
Income on BOLI and annuity contracts	335	413
Gain on sale of loans	2,214	3,606
Gain on sale of fixed assets	28	—
Gain on sale of other assets	8	1
Other income	(10)	—
Total non-interest income	9,218	9,581
Non-interest expense:
Salaries and employee benefits	14,396	13,300
Occupancy expenses, net	1,348	1,291
Advertising & public relations expense	659	487
Furniture and equipment expense	856	826
Data processing expense	1,757	1,387
ATM & interchange expense	1,192	1,090
Directors’ fees	153	157
Audit, legal & consulting expenses	227	189
Provision for credit losses on unfunded commitments	825	—
Other operating expenses	2,724	2,719
Total non-interest expense	24,137	21,446
Earnings before income taxes	14,544	14,792
Income taxes	3,171	3,648
Net earnings	$11,373	$11,144
Weighted average number of common shares outstanding-basic	11,276,121	11,079,350
Weighted average number of common shares outstanding-diluted	11,308,006	11,108,566
Basic earnings per common share	$1.01	$1.01
Diluted earnings per common share	$1.01	$1.00
Dividends per common share	$0.75	$0.60

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In Thousands)
Net earnings	$11,373	$11,144
Other comprehensive earnings (losses):
Unrealized losses on available-for-sale securities	(60,286)	(11,832)
Tax effect	15,755	3,093
Other comprehensive earnings (losses):	(44,531)	(8,739)
Comprehensive earnings (losses)	$(33,158)	$2,405

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total
Three months ended:
March 31, 2022
Balance at beginning of period	$22,403	105,177	292,452	(6,315)	413,717
Cash dividends declared, $.75 per share	—	—	(8,401)	—	(8,401)
Issuance of 102,933 shares of common stock pursuant to dividend reinvestment plan	206	6,305	—	—	6,511
Issuance of 3,308 shares of common stock pursuant to exercise of stock options, net	6	51	—	—	57
Share based compensation expense	—	161	—	—	161
Net change in fair value of available-for-sale securities during the period, net of taxes of $15,755	—	—	—	(44,531)	(44,531)
Cumulative effect of change in accounting principle from the adoption of ASC 326	—	—	1,011	—	1,011
Net earnings for the quarter	—	—	11,373	—	11,373
Balance at end of period	$22,615	111,694	296,435	(50,846)	379,898

March 31, 2021
Balance at beginning of period	$21,987	93,034	257,935	7,165	380,121
Cash dividends declared, $.60 per share	—	—	(6,596)	—	(6,596)
Issuance of 83,442 shares of common stock pursuant to dividend reinvestment plan	167	4,735	—	—	4,902
Issuance of 7,151 shares of common stock pursuant to exercise of stock options, net	14	262	—	—	276
Share based compensation expense	—	119	—	—	119
Net change in fair value of available-for-sale securities during the period, net of taxes of $3,093	—	—	—	(8,739)	(8,739)
Net earnings for the quarter	—	—	11,144	—	11,144
Balance at end of period	$22,168	98,150	262,483	(1,574)	381,227

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$11,373	$11,144
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for credit losses	1,892	827
Deferred income taxes provision (benefit)	(80)	24
Depreciation and amortization of premises and equipment	1,113	1,055
Gain on disposal of premises and equipment	(28)	—
Net amortization of securities	1,323	1,285
Gains on mortgage loans sold, net	(2,214)	(3,606)
Share-based compensation expense	385	418
Loss on sale of repossessed assets	—	1
Increase in value of life insurance and annuity contracts	(335)	(330)
Mortgage loans originated for resale	(53,117)	(78,769)
Proceeds from sale of mortgage loans	55,899	73,214
Right of use asset amortization	95	96
Change in
Accrued interest receivable	(1,255)	(417)
Other assets	(1,021)	(1,655)
Accrued interest payable	(409)	(815)
Other liabilities	5,187	4,161
TOTAL ADJUSTMENTS	7,435	(4,511)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,808	6,633
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(84,967)	(91,686)
Sales	—	—
Maturities, prepayments and calls	32,423	45,180
Net increase in loans	(142,636)	(14,773)
Purchase of buildings, leasehold improvements, and equipment	(810)	(533)
Proceeds from sale of premises and equipment	28	—
Proceeds from sale of other assets	—	69
Purchase of life insurance and annuity contracts	(95)	—
NET CASH USED IN INVESTING ACTIVITIES	(196,057)	(61,743)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	155,830	182,391
Net change in deposits - time	(20,436)	(2,160)
Net change in Federal Home Loan Bank Advances	—	(3,638)
Change in escrow balances	2,936	(2,392)
Repayment of finance lease obligation	(6)	—
Issuance of common stock related to exercise of stock options	57	276
Issuance of common stock pursuant to dividend reinvestment plan	6,511	4,902
Cash dividends paid on common stock	(8,401)	(6,596)
NET CASH PROVIDED BY FINANCING ACTIVITIES	136,491	172,783
NET CHANGE IN CASH AND CASH EQUIVALENTS	(40,758)	117,673
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	453,418	338,856
CASH AND CASH EQUIVALENTS - END OF PERIOD	$412,660	$456,529

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2022 and 2021

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$2,553	$3,848
Taxes	$1,167	$991
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $15,755 and $3,093 for the three months ended March 31, 2022 and 2021, respectively	$(44,531)	$(8,739)
Non-cash transfers from loans to other real estate	$—	$183
Non-cash transfers from loans to other assets	$—	$68

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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

These consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, the valuation of other real estate (if any), and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 other than the adoption of ASC 326 as described in Note 1. Summary of Significant Accounting Policies - Accounting Changes, Reclassifications and Restatements and in Note 2 - Loans and Allowance for Credit Losses.

Accounting Changes, Reclassifications and Restatements – Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, on January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as subsequently updated for certain clarifications, targeted relief and codification improvements. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaces the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASC 326 includes certain changes to the accounting for available-for-sale securities including the requirement to present credit losses as an allowance rather than as a direct write-down for available-for-sale securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, we recognized an after-tax cumulative effect increase to retained earnings totaling $1.0 million.  Operating results for periods after January 1, 2022 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in our 2021 Form 10-K.

In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

Allowance For Credit Losses - Loans — The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 2 - Loans and Allowance for Credit Losses.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures — The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of non-interest expense. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 11 - Commitments and Contingent Liabilities.

Securities – Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses (those for which no allowance for credit losses are recorded) reported as a component of other comprehensive earnings, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

Interest income on securities includes amortization of purchase premiums and discounts. Premiums and discounts on securities are generally amortized using the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. A security is placed on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more or (ii) full payment of principal and interest is not expected. Interest accrued but not received for a security placed on non-accrual status is reversed against interest income. Gains and losses on sales are recorded on the trade date and are derived from the amortized cost of the security sold.

Allowance for Credit Losses - Securities Available-for-Sale — For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through net income. If neither criteria is met, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income.

Recently Issued Accounting Pronouncements

Information about certain recently issued accounting standards updates is presented below. Also refer to Note 1 - Accounting Standards Updates in our 2021 Form 10-K for additional information related to previously issued accounting standards updates.

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Effective January 1, 2022 the Company adopted ASU 2016-13, which resulted in a $7.6 million decrease to the allowance for credit losses and a $6.2 million increase to the reserve for unfunded commitments, resulting in a $1.0 million increase in retained earnings (net of taxes). See Note 2 – Loans and Allowance for Credit Losses for additional information.

ASU 2020-4, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-4 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after  December 31, 2022, except for hedging relationships existing as of  December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-4 was effective upon issuance and generally can be applied through  December 31, 2022. The adoption of ASU 2020- 4 did not significantly impact our financial statements.

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

ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” ASU 2022-01 was issued to expand the scope of assets eligible for portfolio layer method hedging to include all financial assets. The update also expands the current last-of-layer method that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. The last-of-layer method is renamed the portfolio layer method, because more than the last layer of a portfolio could be hedged.  The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.  The Company is currently assessing the impact of ASU 2022-01 in its consolidated financial statements.

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 was issued to respond to feedback received from post-implementation review of Topic 326. The amendments eliminate the troubled debt restructuring (TDR) recognition and measurement guidance and now require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosures and include new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. To improve consistency for vintage disclosures, the ASU requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20.  The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.   The Company is currently assessing the impact of ASU 2022-02 in its consolidated financial statements.

Other than those previously discussed, there were no other recently issued accounting pronouncements that are expected to materially impact the Company.

Note 2. Loans and Allowance for Credit Losses

Loans — Loans are reported at their outstanding principal balances less unearned income, the allowance for credit losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with that utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

The following schedule details the loans of the Company at March 31, 2022 and December 31, 2021:

	(In Thousands)
	March 31, 2022	December 31, 2021

Residential 1-4 family real estate	$703,198	$689,579
Commercial and multi-family real estate	956,059	908,673
Construction, land development and farmland	678,516	612,659
Commercial, industrial and agricultural	118,006	118,155
1-4 family equity lines of credit	103,358	92,229
Consumer and other	78,346	74,643
Total loans before net deferred loan fees	2,637,483	2,495,938
Net deferred loan fees	(12,699)	(12,024)
Total loans	2,624,784	2,483,914
Less: Allowance for credit losses	(33,778)	(39,632)
Net loans	$2,591,006	$2,444,282

Risk characteristics relevant to each portfolio segment are as follows:

Construction, land development and farmland: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayments substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential 1-4 family real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value ("LTV"), minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

1-4 family equity lines of credit: This loan segment includes open-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home utilizing a revolving line of credit. These loans are underwritten and approved based on a number of credit quality criteria including limits on maximum LTV ratios, minimum credit scores, and maximum debt to income ratios. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment. Because of the revolving nature of these loans, as well as the fact that many represent second mortgages, this portfolio segment can contain more risk than the amortizing 1-4 family residential real estate loans.

Commercial and multi-family real estate: Multi-family and commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

Commercial, industrial, and agricultural: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Also included in this category are PPP loans guaranteed by the SBA, which totaled $607,000 at  March 31, 2022 and $5.0 million at December 31, 2021. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Allowance For Credit Losses ("ACL") - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default model with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment. Management leverages economic projections from reputable and independent third parties to inform and provide its reasonable and supportable economic forecasts. The Company’s model reverts to a straight line basis for purposes of estimating cash flows beyond a period deemed reasonable and supportable. The Company forecasts probability of default and loss given default based on economic forecast scenarios over a four quarter time period before reverting to a straight line basis for a four quarter time period. The duration of the forecast horizon, the period over which forecasts revert to a straight line basis, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL. Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows expected to be collected. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible.

For segments where the discounted cash flow methodology is not used, a remaining life methodology is utilized. The remaining life method uses an average annual charge-off rate applied to the contractual term, further adjusted for estimated prepayments to determine the unadjusted historical charge-off rate for the remaining balance of assets.

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon the following:

1.	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
2.

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

3.	Changes in the nature and volume of the portfolio and in the terms of loans.
4.	Changes in the experience, ability, and depth of lending management and other relevant staff.
5.	Changes in the volume and severity of past-due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
6.	Changes in the quality of the Company's loan review system.
7.	Changes in the value of underlying collateral for collateral-dependent loans.
8.	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
9.	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $500,000 which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, the Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected. Loans for which terms have been modified in a TDR are evaluated using these same individual evaluation methods. In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows.

In assessing the adequacy of the allowance for credit losses, the Company considers the results of the Company's ongoing independent loan review process. The Company undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio. Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. The Company incorporates relevant loan review results in the allowance.

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments and curtailment. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a TDR will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company.

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding and deferred loan fees and costs.

While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Allowance for Loan Losses (allowance) - Prior to the Adoption of FASB ASC 326 on Janaury 1, 2022, which introduced the CECL methodology for credit losses, the allowance for loan losses was composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 analysis was intended to quantify the inherent risks in the performing loan portfolio. The ASC 310-10-35 analysis included a loan-by-loan analysis of impaired loans, primarily consisting of loans reported as nonaccrual or troubled-debt restructurings.

The allowance allocation began with a process of estimating the probable losses in each of the twelve loan segments. The estimates for these loans were based on our historical loss data for that category over twenty quarters. Each segment was then analyzed such that an allocation of the allowance was estimated for each loan segment.

The estimated loan loss allocation for all twelve loan portfolio segments was then adjusted for several “environmental” factors. The allocation for environmental factors is particularly subjective and did not lend itself to exact mathematical calculation. This amount represented estimated probable inherent credit losses which existed, but had not yet been identified, as of the balance sheet date, and were based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies, increase in interest rates, or procedures and other influencing factors. These environmental factors were considered for each of the twelve loan segments and the allowance allocation, as determined by the processes noted above for each component, was increased or decreased through provision expense based on the incremental assessment of those various environmental factors.

We then tested the resulting allowance by comparing the balance in the allowance to industry and peer information. Our management then evaluated the result of the procedures performed, including the result of our testing, and concluded on the appropriateness of the balance of the allowance in its entirety. The board of directors reviewed and approved the assessment prior to the filing of quarterly and annual financial information.

A loan was impaired when, based on current information and events, it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan would be collected as scheduled in the loan agreement.

An impairment allowance was recognized if the fair value of the loan was less than the recorded investment in the loan (recorded investment in the loan was the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment was recognized through the allowance. Loans that were impaired were recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan was collateral dependent, impairment measurement was based on the fair value of the collateral, less estimated disposal costs. If the measure of the impaired loan was less than the recorded investment in the loan, the Company recognized an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses. Management believes it followed appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

Loans are charged off when management believes that the full collectability of the loan is unlikely. As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Transactions in the allowance for credit losses for the three months ended March 31, 2022  and allowance for loan losses for the three months ended March 31, 2021 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2022
Allowance for credit losses:
Beginning balance January 1,	$9,242	16,846	9,757	1,329	1,098	1,360	39,632
Impact of adopting ASC 326	(3,393)	(3,433)	(266)	219	(324)	(367)	(7,564)
Provision for credit losses on loans	53	619	902	33	83	202	1,892
Charge-offs	—	—	—	—	—	(287)	(287)
Recoveries	8	—	3	7	—	87	105
Ending balance	$5,910	14,032	10,396	1,588	857	995	33,778

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2021
Allowance for loan losses:
Beginning balance January 1,	$8,203	18,343	8,090	1,391	997	1,515	38,539
Provision	(200)	549	496	(83)	(27)	92	827
Charge-offs	—	—	(1)	(3)	—	(224)	(228)
Recoveries	38	—	15	—	—	139	192
Ending balance	$8,041	18,892	8,600	1,305	970	1,522	39,330

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of December 31, 2021, as determined in accordance with ASC 310 prior to the adoption of ASC 326:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
December 31, 2021
Allowance for loan losses:
Ending balance individually evaluated for impairment	$—	—	—	—	—	—	—
Ending balance collectively evaluated for impairment	$9,242	16,846	9,757	1,329	1,098	1,360	39,632
Loans:
Ending balance	$689,579	908,673	612,659	118,155	92,229	74,643	2,495,938
Ending balance individually evaluated for impairment	$134	531	—	—	—	—	665
Ending balance collectively evaluated for impairment	$689,445	908,142	612,659	118,155	92,229	74,643	2,495,273

The following table presents the amortized cost basis of collateral dependent loans at March 31, 2022, which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
March 31, 2022
Residential 1-4 family real estate	$133	—	133
Commercial and multi-family real estate	524	—	524
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$657	—	657

The following table presents impaired loans at December 31, 2021 as determined under ASC 310 prior to the adoption of ASC 326. Impaired loans generally include nonaccrual loans, troubled debt restructurings, and other loans deemed to be impaired but that continue to accrue interest. Presented are the recorded investment, unpaid principal balance and related allowance of impaired loans at December 31, 2021 by loan classification:

December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance
In Thousands
With no related allowance recorded:
Residential 1-4 family real estate	$136	134	—
Commercial and multi-family real estate	532	531	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$668	665	—
With related allowance recorded:
Residential 1-4 family real estate	$—	—	—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$—	—	—
Total:
Residential 1-4 family real estate	$136	134	—
Commercial and multi-family real estate	532	531	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$668	665	—

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three months ended March 31, 2021, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASC 326:

	March 31, 2021
	Average Recorded Investment	Interest Income Recognized
	In Thousands
With no related allowance recorded:
Residential 1-4 family real estate	$1,132	2
Commercial and multi-family real estate	311	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$1,443	2
With related allowance recorded:
Residential 1-4 family real estate	$1,230	15
Commercial and multi-family real estate	658	8
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$1,888	23
Total:
Residential 1-4 family real estate	$2,362	17
Commercial and multi-family real estate	969	8
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$3,331	25

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

The following tables present the Company’s nonaccrual loans and past due loans as of March 31, 2022 and December 31, 2021.

Loans on Nonaccrual Status

In Thousands
	March 31,	December 31,
	2022	2021
Residential 1-4 family real estate	$—	$—
Commercial and multi-family real estate	—	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
Total	$—	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
March 31, 2022
Residential 1-4 family real estate	$2,596	392	75	3,063	700,135	703,198	$75
Commercial and multi-family real estate	609	—	—	609	955,450	956,059	—
Construction, land development and farmland	443	25	—	468	678,048	678,516	—
Commercial, industrial and agricultural	59	125	—	184	117,822	118,006	—
1-4 family equity lines of credit	47	—	61	108	103,250	103,358	61
Consumer and other	308	51	16	375	77,971	78,346	16
Total	$4,062	593	152	4,807	2,632,676	2,637,483	$152
December 31, 2021
Residential 1-4 family real estate	$2,072	169	357	2,598	686,981	689,579	$357
Commercial and multi-family real estate	—	—	—	—	908,673	908,673	—
Construction, land development and farmland	1,154	215	—	1,369	611,290	612,659	—
Commercial, industrial and agricultural	59	81	—	140	118,015	118,155	—
1-4 family equity lines of credit	170	—	9	179	92,050	92,229	9
Consumer and other	287	99	23	409	74,234	74,643	23
Total	$3,742	564	389	4,695	2,491,243	2,495,938	$389

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

The following table summarizes the carrying balances of TDRs at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(In thousands)
Performing TDRs	$880	$876
Nonperforming TDRs	133	165
Total TDRS	$1,013	$1,041

The following table outlines the amount of each troubled debt restructuring, categorized by loan classification, made during the three months ended March 31, 2022 and the three months ended March 31, 2021 (in thousands, except for number of contracts):

	March 31, 2022			March 31, 2021
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family real estate	—	$—	$—	—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	—	$—	$—

As of March 31, 2022 and  March 31, 2021 the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring.

As of March 31, 2022 there were no consumer mortgage loans in the process of foreclosure. As of  December 31, 2021, the Company's recorded investment in consumer mortgage loans in the process of foreclosure totaled $262,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $5.4 million at March 31, 2022 and $7.7 million at December 31, 2021. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

•

Doubtful loans have all the characteristics of substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Bank considers all doubtful loans to be collateral dependent and places such loans on nonaccrual status.

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of March 31, 2022:

	In Thousands
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total
March 31, 2022
Residential 1-4 family real estate
Pass	$58,763	286,874	120,935	67,209	34,836	102,274	27,605	698,496
Special mention	—	—	918	—	118	2,048	—	3,084
Substandard	—	—	38	134	—	1,446	—	1,618
Total Residential 1-4 family real estate	$58,763	286,874	121,891	67,343	34,954	105,768	27,605	703,198
Commercial and multi-family real estate
Pass	$80,940	206,645	154,213	113,363	96,035	261,179	43,424	955,799
Special mention	—	—	167	—	—	—	—	167
Substandard	—	—	—	—	—	93	—	93
Total Commercial and multi-family real estate	$80,940	206,645	154,380	113,363	96,035	261,272	43,424	956,059
Construction, land development and farmland
Pass	$87,838	274,722	114,124	45,841	7,578	21,220	127,077	678,400
Special mention	—	—	—	—	—	91	—	91
Substandard	—	—	—	—	—	25	—	25
Total Construction, land development and farmland	$87,838	274,722	114,124	45,841	7,578	21,336	127,077	678,516
Commercial, industrial and agricultural
Pass	$2,912	16,042	28,323	22,301	7,650	7,040	33,619	117,887
Special mention	—	40	22	—	—	48	—	110
Substandard	8	—	—	—	—	1	—	9
Total Commercial, industrial and agricultural	$2,920	16,082	28,345	22,301	7,650	7,089	33,619	118,006
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	103,337	103,337
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—	10	10
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	103,358	103,358
Consumer and other
Pass	$9,947	20,431	10,171	7,798	762	7,445	21,634	78,188
Special mention	—	31	32	9	2	—	—	74
Substandard	—	9	45	7	20	2	1	84
Total Consumer and other	$9,947	20,471	10,248	7,814	784	7,447	21,635	78,346

The table below presents loan balances classified within each risk rating category based on year of origination as of March 31, 2022:

	In Thousands
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
March 31, 2022
Pass	$240,400	804,714	427,766	256,512	146,861	399,158	356,696	2,632,107
Special mention	—	71	1,139	9	120	2,187	11	3,537
Substandard	8	9	83	141	20	1,567	11	1,839
Total	$240,408	804,794	428,988	256,662	147,001	402,912	356,718	2,637,483

The following table outlines the risk category of loans as of December 31, 2021:

	In Thousands

	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 Family Equity Lines of Credit	Consumer and Other	Total
Credit Risk Profile by Internally Assigned Grade
December 31, 2021
Pass	$682,527	908,409	612,537	118,058	92,208	74,513	2,488,252
Special mention	5,566	—	93	96	11	89	5,855
Substandard	1,486	264	29	1	10	41	1,831
Total	$689,579	908,673	612,659	118,155	92,229	74,643	2,495,938

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,328	—	501	6,827
U.S. Government-sponsored enterprises (GSEs)	167,916	—	15,889	152,027
Mortgage-backed securities	512,030	416	33,511	478,935
Asset-backed securities	42,165	18	689	41,494
Corporate bonds	2,500	25	—	2,525
Obligations of states and political subdivisions	225,417	36	18,741	206,712
	$957,356	495	69,331	888,520

	December 31, 2021
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,320	—	99	7,221
U.S. Government-sponsored enterprises (GSEs)	163,700	20	4,490	159,230
Mortgage-backed securities	465,588	2,726	6,537	461,777
Asset-backed securities	46,583	213	83	46,713
Corporate bonds	2,500	75	—	2,575
Obligations of states and political subdivisions	220,444	2,611	2,986	220,069
	$906,135	5,645	14,195	897,585

Included in mortgage-backed securities are collateralized mortgage obligations totaling $149,709,000 (fair value of $139,393,000) and $130,594,000 (fair value of $128,281,000) at March 31, 2022 and December 31, 2021, respectively.

Securities carried on the balance sheet of approximately $375,804,000 (approximate market value of $349,317,000) and $368,718,000 (approximate market value of $364,893,000) were pledged to secure public deposits and for other purposes as required by law at  March 31, 2022 and December 31, 2021, respectively.

The amortized cost and estimated market value of debt securities at March 31, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$163	$162
Due after one year through five years	56,409	54,007
Due after five years through ten years	247,490	226,081
Due after ten years	653,294	608,270
	$957,356	$888,520

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2022	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$6,827	$501	3	$—	$—	—	$6,827	$501
GSEs	82,973	7,588	24	69,055	8,301	31	152,028	15,889
Mortgage-backed securities	381,441	26,325	167	70,729	7,186	42	452,170	33,511
Asset-backed securities	36,800	655	26	455	34	1	37,255	689
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	164,229	13,136	178	39,846	5,605	39	204,075	18,741
	$672,270	$48,205	398	$180,085	$21,126	113	$852,355	$69,331

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2021	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$7,221	$99	3	$—	$—	—	$7,221	$99
U.S. Government-sponsored enterprises (GSEs)	110,981	2,466	33	45,725	2,024	19	156,706	4,490
Mortgage-backed securities	317,211	4,644	96	54,692	1,893	33	371,903	6,537
Asset-backed securities	17,945	67	9	484	16	1	18,429	83
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	83,510	1,460	74	36,225	1,526	32	119,735	2,986
	$536,868	$8,736	215	$137,126	$5,459	85	$673,994	$14,195

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at March 31, 2022, and it is not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at March 31, 2022 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2022. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

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

A summary of the Company's fair value hedge relationships as of  March 31, 2022 and  December 31, 2021 are as follows (in thousands):

March 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	8.17	0.65%	1 month LIBOR	$30,000	2,798

December 31, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	8.42	0.65%	1 month LIBOR	$30,000	1,192

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
Gain (loss) on fair value hedging relationship	2022	2021
Interest rate swap agreements - loans:
Hedged items	$(1,584)	(1,462)
Derivative designated as hedging instruments	1,606	1,512

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  March 31, 2022 and  December 31, 2021 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Loans	$27,134	28,717	(2,866)	(1,283)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At March 31, 2022 and December 31, 2021, the Company had approximately $29,595,000 and $20,340,000, respectively, of interest rate lock commitments and approximately $27,000,000 and $20,500,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $504,000 and $657,000 at March 31, 2022 and December 31, 2021, respectively, and derivative assets of $573,000 and $6,000 at March 31, 2022 and December 31, 2021, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	March 31, 2022	March 31, 2021
Interest rate contracts for customers	$(153)	6
Forward contracts related to mortgage loans held for sale and interest rate contracts	567	661

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of March 31, 2022 and December 31, 2021 (in thousands):

	In Thousands
	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$29,595	504	20,340	657
Forward contracts related to mortgage loans held-for-sale	27,000	573	20,500	6

Note 5. Mortgage Servicing Rights

During the first quarter of 2022, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of March 31, 2022 are as follows:

In Thousands
March 31,	2022
Mortgage loan portfolios serviced for:
FHLMC	$39,391

For the three months ended March 31, 2022, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

In Thousands
March 31,	2022
Balance at beginning of period	$—
Servicing rights retained from loans sold	617
Amortization	(12)
Valuation Allowance Provision	—
Balance at end of period	$605
Fair value, end of period	$697

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of March 31, 2022 were as follows:

March 31, 2022
Prepayment speed	6.34%
Weighted-average life (in years)	9.41
Weighted-average note rate	3.60%
Weighted-average discount rate	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of March 31, 2022, the Company had outstanding 8,175 options under the 2009 Stock Option Plan with a weighted average exercise price of $35.12.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2022, the Company had 281,775 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of March 31, 2022, the Company had outstanding 201,248 options with a weighted average exercise price of $52.68 and 163,373 cash-settled stock appreciation rights with a weighted average exercise price of $50.65 under the 2016 Equity Incentive Plan.

As of March 31, 2022, the Company had outstanding 209,423 stock options with a weighted average exercise price of $52.03 and 163,373 cash-settled stock appreciation rights each with a weighted average exercise price of $50.65.

The following table summarizes information about stock options and cash-settled SARs for the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	357,254	$50.18	284,591	$43.71
Granted	27,166	63.25	24,999	59.02
Exercised	(11,324)	41.17	(28,801)	40.02
Forfeited or expired	(300)	51.25	—	—
Outstanding at end of period	372,796	$51.41	280,789	$45.45
Options and SARs exercisable at March 31	171,270	$42.39	141,993	$41.00

As of  March 31, 2022, there was $3,710,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 4.19 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2022, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and Wilson Bank’s actual capital amounts and ratios as of  March 31, 2022 and  December 31, 2021 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2022
Total capital to risk weighted assets:
Consolidated	$467,691	13.7%	$273,904	8.0%	$342,380	10.0%
Wilson Bank	466,080	13.6	273,963	8.0	342,454	10.0
Tier 1 capital to risk weighted assets:
Consolidated	425,938	12.4	206,432	6.0	275,243	8.0
Wilson Bank	424,327	12.4	205,485	6.0	273,980	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	425,938	12.4	154,836	4.5	N/A	N/A
Wilson Bank	424,327	12.4	154,114	4.5	222,609	6.5
Tier 1 capital to average assets:
Consolidated	425,938	10.6	160,777	4.0	N/A	N/A
Wilson Bank	424,327	10.6	160,578	4.0	200,722	5.0

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2021
Total capital to risk weighted assets:
Consolidated	$455,813	13.9%	$261,404	8.0%	$326,755	10.0%
Wilson Bank	452,130	13.8	261,317	8.0	326,646	10.0
Tier 1 capital to risk weighted assets:
Consolidated	415,226	12.7	196,052	6.0	261,403	8.0
Wilson Bank	411,543	12.6	195,987	6.0	261,316	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	415,226	12.7	147,039	4.5	N/A	N/A
Wilson Bank	411,543	12.6	146,990	4.5	212,319	6.5
Tier 1 capital to average assets:
Consolidated	415,226	10.8	154,280	4.0	N/A	N/A
Wilson Bank	411,543	10.7	154,230	4.0	192,787	5.0

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

Collateral dependent loans – Collateral dependent loans are measured at the fair value of the collateral securing the loan less estimated selling costs. The fair value of real estate collateral is determined based on real estate appraisals which are generally based on recent sales of comparable properties which are then adjusted for property specific factors. Non-real estate collateral is valued based on various sources, including third party asset valuations and internally determined values based on cost adjusted for depreciation and other judgmentally determined discount factors. Collateral dependent loans are classified within Level 3 of the valuation hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

Other real estate owned — Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to construction and land development loans, other loans secured by land, and commercial real estate loans for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present the financial instruments carried at fair value as of March 31, 2022 and December 31, 2021, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2022
Hedged Loans	$27,134	—	27,134	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	6,827	6,827	—	—
U.S. Government sponsored enterprises	152,027	—	152,027	—
Mortgage-backed securities	478,935	—	478,935	—
Asset-backed securities	41,494	—	41,494	—
Corporate bonds	2,525	—	2,525	—
State and municipal securities	206,712	—	206,712	—
Total investment securities available-for-sale	888,520	6,827	881,693	—
Mortgage loans held for sale	11,275	—	11,275	—
Derivatives	3,875	—	3,875	—
Other investments	2,024	—	—	2,024
Total assets	$932,828	6,827	923,977	2,024

December 31, 2021
Hedged Loans	$28,717	—	28,717	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	7,221	7,221	—	—
U.S. Government sponsored enterprises	159,230	—	159,230	—
Mortgage-backed securities	461,777	—	461,777	—
Asset-backed securities	46,713	—	46,713	—
Corporate bonds	2,575	—	2,575	—
State and municipal securities	220,069	—	220,069	—
Total investment securities available-for-sale	897,585	7,221	890,364	—
Mortgage loans held for sale	11,843	—	11,843	—
Derivatives	1,855	—	1,855	—
Other investments	2,034	—	—	2,034
Total assets	$942,034	7,221	932,779	2,034

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2022
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	657	—	—	657
Total	$657	—	—	657
December 31, 2021
Other real estate owned	$—	—	—	—
Impaired loans, net (¹)	668	—	—	668
Total	$668	—	—	668

(1)	As of March 31, 2022 no valuation allowance was recorded on collateral dependent loans. As of December 31, 2021 no valuation allowance was recorded on impaired loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2022 and December 31, 2021:

	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average
Collateral dependent loans	Appraisal	Estimated costs to sell	10%
Other real estate owned	Appraisal	Estimated costs to sell	10%

(1) The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2022, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2022 and 2021 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2022		2021
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,034	—	$—	—
Total realized gains (losses) included in income	(10)	—	—	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$2,024	—	$—	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$(10)	—	$—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2022 and December 31, 2021. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash and cash equivalents — The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Loans — The fair value of our loan portfolio includes a credit risk factor in the determination of the fair value of our loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. Our loan portfolio is initially fair valued using a segmented approach. We divide our loan portfolio into the following categories: variable rate loans, collateral dependent loans and all other loans. The results are then adjusted to account for credit risk.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for collateral dependent loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk to determine the exit price.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Financial assets:
Cash and cash equivalents	$412,660	412,660	412,660	—	—
Loans, net	2,591,006	2,598,728	—	—	2,598,728
Restricted equity securities	5,089	NA	NA	NA	NA
Financial liabilities:
Deposits	3,690,465	3,196,554	—	—	3,196,554

December 31, 2021
Financial assets:
Cash and cash equivalents	$453,418	453,418	453,418	—	—
Loans, net	2,444,282	2,439,539	—	—	2,439,539
Restricted equity securities	5,089	NA	NA	NA	NA
Financial liabilities:
Deposits	3,555,071	3,227,520	—	—	3,227,520

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2022, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2022.

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 21.8% and 24.7%, respectively. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2022 and 2021 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the three months ended March 31, 2022, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2018 through 2021 and the IRS for the years ended December 31, 2019 through 2021.

Note 10. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$11,373	$11,144
Denominator – Weighted average number of common shares outstanding	11,276,121	11,079,350
Basic earnings per common share	$1.01	$1.01
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$11,373	$11,144
Denominator – Weighted average number of common shares outstanding	11,276,121	11,079,350
Dilutive effect of stock options	31,885	29,216
Weighted average diluted common shares outstanding	11,308,006	11,108,566
Diluted earnings per common share	$1.01	$1.00

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2022 is as follows:

Commitments to extend credit	$1,331,196,000
Standby letters of credit	$110,245,000

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment.

Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 2 - Loans and Allowance for Credit Losses as if such commitments were funded.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended March 31, 2022 and 2021.

	(In Thousands)
	2022	2021
Beginning balance, January 1	$955	693
Impact of adopting ASC 326	6,195	—
Credit loss expense	825	—
Ending balance, March 31	$7,975	693

The Bank originates residential mortgage loans, sells them to third-party purchasers, and may or may not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. These sales are typically to investors that follow guidelines of conventional government sponsored entities ("GSE") and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA"). Generally, loans held for sale are underwritten by the Company, including HUD/VA loans. In the fourth quarter of 2018, the Bank began to participate in a mandatory delivery program that requires the Bank to deliver a particular volume of mortgage loans by agreed upon dates. A majority of the Bank’s secondary mortgage volume is delivered to the secondary market via mandatory delivery with the remainder done on a best efforts basis. The Bank does not realize any exposure delivery penalties as the mortgage department only bids loans post-closing to ensure that 100% of the loans are deliverable to the investors.

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2022 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after  March 31, 2022, through the date of the issued financial statements. On April 13, 2022, the Company informed shareholders that the board of directors declared a special $0.35 per share cash dividend to shareholders of record as of April 11, 2022, payable on May 6, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary, Wilson Bank. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on the Company's and its customers' business, results of operations, asset quality and financial condition; (iii) deterioration in the real estate market conditions in the Company’s market areas, (iv) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (v) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of inflationary pressures on our customers and on their businesses (vi) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in a rising rate environment in connection with the changes in the short-term rate environment, or that affect the yield curve, (vii) the ability to grow and retain low-cost core deposits, (viii) significant downturns in the business of one or more large customers, (ix) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (x) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (xi) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xii) inadequate allowance for credit losses, (xiii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiv) results of regulatory examinations, (xv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xvi) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvii) loss of key personnel, (xviii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, (xix) further public acceptance of the vaccines that were developed against the virus as well as the decisions of governmental agencies with respect to vaccines, including recommendations related to booster shots and requirements that seek to mandate that individuals receive or employers require that their employees receive the vaccine, and (xx) those vaccines' efficacy against the virus, including new variants. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Impact of COVID-19

The outbreak and spread of the novel Coronavirus Disease 2019 (“COVID-19”) in 2020 created a global public health crisis that has periodically contributed to uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity. Though progress has been made in responding to the pandemic, the emergence of new variants of the virus and public reaction thereto may cause disruption to our operations and the economies in the markets where we operate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a nearly $659 billion program designed to aid small and medium-sized businesses and sole proprietors through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 21, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act ("Coronavirus Relief Act") was signed into law. The Coronavirus Relief Act earmarked an additional $284 billion for a new round of PPP loans. The Company funded $125.2 million of PPP loans to our small business and other eligible customers,$607,000 of which remained outstanding as of March 31, 2022.

In connection with our initial response to COVID-19, we took deliberate actions to try to ensure that we had the balance sheet strength to serve our clients and communities, including maintaining increased liquidity and reserves supported by a strong capital position. We currently expect our levels of liquidity and reserves to remain above pre-pandemic levels through the remainder of 2022.

Application of Critical Accounting Policies and Accounting Estimates

We follow accounting and reporting policies that conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information, forecasted economic conditions, and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.

Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. As discussed in Note 1 - Summary of Significant Accounting Policies, our policies related to allowances for credit losses changed on January 1, 2022 in connection with the adoption of a new accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies and Note 2 - Loans and Allowance for Credit Losses in the notes to consolidated financial statements.

Non-GAAP Financial Measures

This Quarterly Report contains certain financial measures that are not measures recognized under U.S. GAAP and, therefore, are considered non-GAAP financial measures. Members of Company management use these non-GAAP financial measures in their analysis of the Company’s performance, financial condition, and efficiency of operations. Management of the Company believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods. Management of the Company also believes that investors find these non-GAAP financial measures useful as they assist investors in understanding underlying operating performance and identifying and analyzing ongoing operating trends. However, the non-GAAP financial measures discussed herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with U.S. GAAP. Moreover, the manner in which the non-GAAP financial measures discussed herein are calculated may differ from the manner in which measures with similar names are calculated by other companies. You should understand how other companies calculate their financial measures similar to, or with names similar to, the non-GAAP financial measures we have discussed herein when comparing such non-GAAP financial measures.

The non-GAAP measures in this Quarterly Report include “pre-tax pre-provision income,” “pre-tax pre-provision basic earnings per share,” “pre-tax pre-provision annualized return on average equity,” and “pre-tax pre-provision annualized return on average assets.”

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended March 31,
	2022	2021	2022 - 2021 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.01	$1.01	0.00%
Pre-tax pre-provision basic earnings per share (1)	$1.53	$1.41	8.51%
Diluted earnings per common share (GAAP)	$1.01	$1.00	1.00%
Cash dividends per common share	$0.75	$0.60	25.00%
Dividends declared per common share as a percentage of basic earnings per common share	74.26%	59.41%	24.99%

	As of or For the Three Months Ended March 31,
	2022	2021	2022 - 2021 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average stockholders' equity (GAAP)	11.70%	11.82%	(1.02)%
Pre-tax pre-provision annualized return on average stockholders' equity (1)	17.75%	16.57%	7.12%
Annualized return on average assets (GAAP)	1.15%	1.33%	(13.53)%
Pre-tax pre-provision annualized return on average assets (1)	1.74%	1.86%	(6.45)%
Efficiency ratio	59.49%	58.11%	2.37%

(1) Excludes income tax expense, and for 2022 provision for credit losses and provision for credit losses on unfunded commitments. For 2021 excludes income tax expense and provision for loan losses.

	March 31, 2022	December 31, 2021	2022 - 2021 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	9.25%	10.37%	(10.80)%
Equity to asset ratio (Average equity divided by average total assets)	9.81%	10.86%	(9.67)%
Leverage capital ratio	10.60%	10.77%	(1.58)%
Non-performing asset ratio	0.01%	0.01%	—%
Book value per common share	$33.60	$36.93	(9.02)%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended
	March 31, 2022	March 31, 2021
Pre-tax pre-provision income:
Net income attributable to common stockholders (GAAP)	$11,373	$11,144
Add: provision for credit losses	1,892	827
Add: provision for credit losses on unfunded commitments	825	—
Add: income tax expense	3,171	3,648
Pre-tax pre-provision income	$17,261	$15,619

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$17,261	$15,619
Weighted average shares	11,276,121	11,079,350

Basic earnings per common share (GAAP)	$1.01	$1.01
Provision for credit losses	$0.17	$0.07
Provision for credit losses on unfunded commitments	$0.07	$—
Income tax expense	$0.28	$0.33
Pre-tax pre-provision basic earnings per common share	$1.53	$1.41

Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$17,261	$15,619
Average assets	4,018,591	3,404,391

Annualized return on average assets (GAAP)	1.15%	1.33%
Provision for credit losses	0.19%	0.10%
Provision for credit losses on unfunded commitments	0.08%	—%
Income tax expense	0.32%	0.43%
Pre-tax pre-provision annualized return on average assets	1.74%	1.86%

Pre-tax pre-provision annualized return on average stockholders' equity:
Pre-tax pre-provision income	$17,261	$15,619
Average total stockholders' equity	394,376	382,254

Annualized return on average stockholders' equity (GAAP)	11.70%	11.82%
Provision for credit losses	1.95%	0.88%
Provision for credit losses on unfunded commitments	0.85%	—%
Income tax expense	3.25%	3.87%
Pre-tax pre-provision annualized return on average stockholders' equity	17.75%	16.57%

Results of Operations

Net earnings increased $229,000 , or 2.05% , to  $11,373,000 for the  three months ended March 31, 2022 , from $11,144,000  in the first  three months of 2021 . The increase in net earnings during the  three months ended March 31, 2022 as compared to the prior year comparable period was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense. The increase in net interest income for the  three months ended March 31, 2022  compared to the comparable period in 2021  is due to an increase in average interest earning asset balances between the relevant periods and a decrease in cost of funds, partially offset by decreased yield on earning assets. The decrease in non-interest income primarily resulted from a decrease in the gain on sale of loans which resulted from a decrease in the volume of refinancing transactions due to rising mortgage interest rates.  The increase in non-interest expense resulted from the Company's continued growth as well as an increase in our provision for credit losses on unfunded commitments due to the adoption of CECL.

Return on average assets (ROA) and return on average stockholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings and dividing by the average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the three month periods ended  March 31, 2022 and 2021 were  1.15%  and 1.33% , respectively. The ROE for the three month periods ended  March 31, 2022 and 2021 were 11.70%  and 11.82% , respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three-month periods ended March 31, 2022 and March 31, 2021 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2022			March 31, 2021			March 31, 2022 versus March 31, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$2,535,031	4.82%	$29,604	$2,317,991	5.08%	$28,493	$8,543	$(7,432)	$1,111
Investment securities—taxable	832,808	1.57	3,231	519,027	1.32	1,692	1,171	368	1,539
Investment securities—tax exempt	77,525	1.69	324	78,364	1.67	323	(15)	16	1
Taxable equivalent adjustment (3)	—	0.45	86	—	0.45	86	(4)	4	—
Total tax-exempt investment securities	77,525	2.14	410	78,364	2.12	409	(19)	20	1
Total investment securities	910,333	1.62	3,641	597,391	1.43	2,101	1,152	388	1,540
Loans held for sale	12,655	4.94	154	19,921	2.04	100	(225)	279	54
Federal funds sold	27,290	0.10	7	675	—	—	—	7	7
Accounts with depository institutions	366,616	0.16	145	328,150	0.13	108	14	23	37
Restricted equity securities	5,089	2.71	34	5,089	2.07	26	—	8	8
Total earning assets	3,857,014	3.58	33,585	3,269,217	3.89	30,828	9,484	(6,727)	2,757	8.94%
Cash and due from banks	23,447			34,802
Allowance for credit losses	(39,476)			(38,575)
Bank premises and equipment	62,828			57,993
Other assets	114,778			80,954
Total assets	$4,018,591			$3,404,391

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2022			March 31, 2021			March 31, 2022 versus March 31, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$1,056,065	0.18%	$465	$825,582	0.21%	$436	$387	$(358)	$29
Money market demand accounts	1,219,000	0.11	342	1,008,463	0.17	422	406	(486)	(80)
Time Deposits	581,088	0.85	1,221	610,020	1.43	2,149	(98)	(830)	(928)
Other savings	309,205	0.13	100	217,246	0.22	118	189	(207)	(18)
Total interest-bearing deposits	3,165,358	0.27	2,128	2,661,311	0.48	3,125	884	(1,881)	(997)
Federal Home Loan Bank advances	—	—	—	3,480	15.50	133	(66)	(67)	(133)
Finance leases	818	7.93	16	—	—	—	—	16	16
Total interest-bearing liabilities	3,166,176	0.27	2,144	2,664,791	0.50	3,258	818	(1,932)	(1,114)	(34.19%)
Non-interest bearing deposits	426,676			336,400
Other liabilities	31,363			20,946
Stockholders’ equity	394,376			382,254
Total liabilities and stockholders’ equity	$4,018,591			$3,404,391
Net interest income, on a tax equivalent basis			$31,441			$27,570	$8,666	$(4,795)	$3,871	14.04%
Net interest margin (4)		3.36%			3.48%
Net interest spread (5)		3.31%			3.39%

Notes:

(1) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(2) Loan fees of $3.0 million are included in interest income in 2022, inclusive of $102,000 in 2022 in SBA fees related to PPP loans. Loan fees of $3.7 million are included in interest income in 2021, inclusive of $1.2 million in  2021 in SBA fees related to PPP loans.

(3) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

Net interest margin for the three months ended March 31, 2022 and 2021 was 3.36% and 3.48%, respectively. The decrease in net interest margin for the three months ended March 31, 2022, was due to a decrease in the yield earned on our earning assets that outpaced the decrease in rates paid on our interest-bearing liabilities. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased 25 basis points late in the first quarter of 2022, as the Federal Reserve sought to address high levels of inflation. The direction and speed with which short-term interest rates move has an impact on our net interest income. At present, we believe the Federal Reserve plans to raise short-term rates six more times in 2022. If short-term interest rates are increased and we remain asset-sensitive at that time (meaning that our interest-earning assets are expected to reprice more quickly than our interest-bearing liabilities), those increases could increase our net interest spread, as well as our net interest income, if we are able to raise rates on our loans faster than we are required to raise rates on our deposits. Deposit rates that we pay are largely impacted by rates offered by our competitors for similar products. The yield on loans decreased during the three months ended March 31, 2022 when compared to the comparable period in 2021 due to a decrease in loan fees largely related to PPP loans. Loan fees related to PPP loans accounted for 21 basis points of our loan yields for the period ended March 31, 2021 versus 2 basis points for the period ended March 31, 2022. The yield on securities increased due to the company purchasing higher yielding securities, due to management's decision to purchase additional securities to utilize a portion of the Company's excess liquidity. The net interest spread was 3.31% and 3.39% for the three months ended March 31, 2022 and March 31, 2021, respectively. The rate we pay on our deposits decreased in the three months ended March 31, 2022 when compared to the comparable period in 2021, as we decreased the rates we paid on several of our deposit products and higher paying time deposits repriced at lower rates throughout 2021. Our net interest margin could expand during the remainder of 2022 as could our net interest spread as the Federal Reserve is expected to raise short-term interest rates. This will depend on our ability to raise the rates we charge on loans at faster rates than we have to increase rates we pay on deposits.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended March 31, 2022 totaled $31,355,000, compared to $27,484,000 for the same period in 2021, an increase of $3,871,000 between respective periods.

The increase in interest income for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 was primarily attributable to an increase in interest and fees earned on loans as well as as increase in interest and dividends earned on taxable securities. The increase in interest and fees earned on loans resulted from an overall increase in average loans, partially offset by a decrease in fees earned on SBA PPP loans and a decrease in loan rates. The increase in interest and dividends earned on taxable securities resulted from an overall increase in the average balance of securities, due to management's decision to purchase additional securities to utilize excess liquidity, and increase in rates. The ratio of average earning assets to total average assets for the three months ended March 31, 2022 was 96.0%, compared to 96.0% for the same period in 2021.

The decrease in interest expense for the three months ended March 31, 2022 as compared to the prior year's comparable period was primarily due to a decrease in the rates of average interest bearing deposits, reflecting the low rate environment that we have experienced since the first quarter of 2020, as well as the Company decreasing rates on several of our deposit products. The decrease in rates was partially offset by an overall increase in the volume of average interest-bearing deposits.

Provision for Credit Losses and Allowance for Credit Losses

On January 1, 2022, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses for the three months ended March 31, 2022 was $1,892,000 calculated under the CECL methodology, compared to $827,000 incurred in the first three months of 2021 under the incurred loss methodology. The increase in provision expense for the three months ended March 31, 2022 from the comparable period in 2021 is primarily attributable to an increase in the volume of loans originated during the period. While the local and national economic outlooks have improved in 2022, we believe the challenges affecting supply chains globally and labor shortages stemming from the COVID-19 pandemic are still impacting our clients. In addition, inflation as well as the war in Ukraine remain risks to the economy.

Upon and subsequent to adoption of CECL, for available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At January 1, 2022 and March 31, 2022, we determined that all available-for-sale securities that experienced a decline in fair value below the amortized cost basis were due to noncredit-related factors, principally the result of the rising rate environment we have been experiencing. Therefore, there was no provision for credit loss recognized during the three months ended March 31, 2022 with respect to our available-for-sale securities.

The Bank’s charge-off policy for collateral dependent loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans charged off for the first three months of 2022 totaled approximately $182,000 compared to approximately $36,000 in net loans charged off during the first three months of 2021.

Our allowance for credit losses at March 31, 2022 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. The allowance for credit losses (net of charge-offs and recoveries) was $33,778,000 at March 31, 2022, a decrease of $5,854,000 or 14.77%, from an allowance for loan losses of $39,632,000 at December 31, 2021 and a decrease of $5,552,000, or 14.12%, from an allowance for loan losses of $39,330,000 at March 31, 2021. The decrease in the allowance for credit losses is the result of the implementation of CECL on January 1, 2022, which resulted in an adjustment to the opening balance of the allowance for credit losses of $7.6 million; offset by increased provisioning during the quarter ended March 31, 2022 largely due to an increase in loan growth. The allowance for credit losses was 1.29% of total loans outstanding at March 31, 2022, compared to an allowance for loan losses of 1.60% of total loans at December 31, 2021 and 1.68% at March 31, 2021. As a percentage of nonperforming loans at March 31, 2022, December 31, 2021, and March 31, 2021, the allowance for credit losses and allowance for loan losses, represented 11,852%, 7,154% and 1,635%, respectively. The internally classified loans as a percentage of the allowance for credit losses and allowance for loan losses, as applicable, were 15.9%, 19.4%, and 20.3% respectively, at March 31, 2022, December 31, 2021, and March 31, 2021.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Critical Accounting Estimates” for more information. Management believes the allowance for credit losses at March 31, 2022 to be adequate, but if forecasted economic conditions deteriorate beyond management’s current expectations the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,719	$1,325	$394	29.74%
Brokerage income	1,739	1,398	341	24.39
Debit and credit card interchange income	2,877	2,529	348	13.76
Other fees and commissions	308	309	(1)	(0.32)
Income on BOLI and annuity contracts	335	413	(78)	(18.89)
Gain on sale of loans	2,214	3,606	(1,392)	(38.60)
Gain on sale of fixed assets	28	—	28	100.00
Gain on sale of other assets	8	1	7	700.00
Other income	(10)	—	(10)	(100.00)
Total non-interest income	$9,218	$9,581	$(363)	(3.79% )

The decrease in non-interest income for the three months ended March 31, 2022 when compared to the comparable period in 2021 is attributable to a decrease in gain on sale of loans; partially offset by an increase in service charges on deposit accounts, an increase in debit and credit card interchange income, and an increase in brokerage income.

The decrease in gain on sale of loans for the three months ended March 31, 2022 was due to a decrease in the volume of refinancing transactions due to rising mortgage interest rates as a result of the Federal Reserve ending quantitative easing. In addition, high inflation has also contributed to the increase in interest rates. The mortgage industry expects volume to decrease in 2022. The volume of mortgage loans originated for the three months ended March 31, 2022 was $53,117,000 compared to $78,769,000 for the three months ended March 31, 2021. In anticipation of the slowing of mortgage origination volume due to the rising rate environment, the Company began to retain servicing rights on some of the loans it originates during the first quarter of 2022.

The increase in service charges on deposit accounts for the three months ended March 31, 2022 primarily was due to an increase in service charges earned on overdraft fees and fees for paper statements. The increase in service charges on overdraft fees resulted from an increase in consumer spending. The increase in fees for paper statements resulted from an account conversion that placed new qualifications on certain account types.

The increase in debit and credit card interchange income for the three months ended March 31, 2022 was due to an increase in the number and volume of debit card holders and transactions. The increase in the volume of transactions was partially attributable to an increase in economic activity as consumer spending continued to increase as pandemic conditions continued to improve.

The increase in brokerage income for the three months ended March 31, 2022 was primarily due to an increase in the opening of new investment accounts during the last twelve months.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$14,396	$13,300	$1,096	8.24%
Occupancy expenses, net	1,348	1,291	57	4.42
Advertising & public relations expense	659	487	172	35.32
Furniture and equipment expense	856	826	30	3.63
Data processing expense	1,757	1,387	370	26.68
ATM & interchange expense	1,192	1,090	102	9.36
Directors’ fees	153	157	(4)	(2.55)
Audit, legal & consulting expenses	227	189	38	20.11
Provision for credit losses on unfunded commitments	825	—	825	100.00
Other operating expenses	1,899	2,719	(820)	(30.16)
Total non-interest expense	$23,312	$21,446	$1,866	8.70%

The increase in non-interest expense for the three months ended March 31, 2022 when compared to the comparable period in 2021 is primarily attributable to an increase in salaries and employee benefits, an increase in occupancy expense, an increase in other operating expenses, an increase in data processing expense, an increase in advertising and public relations expense, and an increase in ATM and interchange expense.

Salaries and employee benefits increased for the three months ended March 31, 2022 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations as well as an increase in incentives and an increase in new investment accounts. The increase in occupancy expense is primarily attributable to an increase in lease expense due to an increase in leased branches, an increase in utility expense due to increasing utility rates and unseasonably cold weather, and an increase in depreciation expense resulting from the opening of a new branch. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow and competition to retain and attract associates is becoming more intense.

Provision for credit losses on unfunded commitments increased for the three months ended March 31, 2022 due to the adoption of CECL and an increase in the amount of unfunded off-balance sheet commitments.

Data processing expense increased for the three months ended March 31, 2022 primarily due to an increase in computer maintenance and computer license expense. These expenses included movement of in-house systems to cloud servicers, additional investments in digital banking solutions, and an increase in information security expenses. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow and the focus on the acceleration of digital product offerings increases.

Advertising and public relations expense increased for the three months ended March 31, 2022 partially due to the opening of a new branch which included targeted marketing efforts to drive traffic and awareness for the new location, as well as additional targeted marketing efforts to help increase market share in our growth areas. We also saw an increase in expenses related to the return of in-person events, both bank hosted and by our community partners, as COVID-19 restrictions continued to loosen. In addition, we purchased several new marquee signs that we installed at local schools.

ATM and interchange expense increased for the three months ended March 31, 2022 primarily due to an increase in debit card interchange fee expense due to the volume of transactions, and an increase in economic activity.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended March 31, 2022 and 2021 was 59.49% and 58.11%, respectively. The increase for the three months ended March 31, 2022 when compared to the prior year comparable period was attributable to, among other things, the decrease in gain on sale of loans due to the rising interest rate environment as well as an increase in the provision for credit losses on unfunded commitments.

Income Taxes

The Company’s income tax expense was $3,171,000 for the three months ended March 31, 2022, a decrease of $477,000 over the comparable period in 2021. The percentage of income tax expense to net income before taxes was 21.80% and 24.66% for the three months ended March 31, 2022 and March 31, 2021, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $118,009,000, or 2.96%, to $4,107,605,000 at March 31, 2022 from $3,989,596,000 at December 31, 2021. Loans, net of allowance for credit losses, totaled $2,591,006,000 at March 31, 2022, a 6.00% increase compared to $2,444,282,000 at December 31, 2021. In 2021, management targeted owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus on growing our loan portfolio. In 2022, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus.

The following details the loans of the Company at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$703,198	26.66%	$689,579	27.63%	$13,619	1.97%
Commercial and multi-family real estate	956,059	36.25	908,673	36.41	47,386	5.21
Construction, land development and farmland	678,516	25.73	612,659	24.55	65,857	10.75
Commercial, industrial and agricultural	118,006	4.47	118,155	4.73	(149)	(0.13)
1-4 family equity lines of credit	103,358	3.92	92,229	3.69	11,129	12.07
Consumer and other	78,346	2.97	74,643	2.99	3,703	4.96
Total loans before net deferred loan fees	$2,637,483	100.00%	$2,495,938	100.00%	$141,545	5.67%

  Overall, the Bank's loan demand and related new loan production has continued to be strong. The net loan growth of 6.00% from December 31, 2021, reflects the strong production, partially offset by several large loan payoffs. The demand is supported by the continued rise in new borrowers moving into the Bank's primary market areas. The increase in residential 1-4 family real estate loans is attributable to the Bank being able to grow its residential portfolio through marketing efforts directed at those building houses, and the developing investor sector of 1-4 family. The increase in construction, land development and farmland loans, commercial and multi-family real estate, and 1-4 family equity lines of credit is primarily attributable to the addition of several large loan relationships. Although the Company has continued to grow loans in 2022, the Company could experience a decline in demand for loans as interest rates continue to rise.

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

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities decreased $9,065,000, or 1.01%, to $888,520,000 at March 31, 2022 from $897,585,000 at December 31, 2021, primarily as a result of an increase in interest rates that caused the fair market value of our securities portfolio to decline, partially offset by the purchase of new securities. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2022 was 1.70% with a weighted average life of 8.42 years, as compared to an average yield of 1.59% and a weighted average life of 8.17 years at December 31, 2021. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and equipment decreased$281,000, or 0.45%, from December 31, 2021 to March 31, 2022. The primary reason for the decrease was due to current year depreciation of $1,091,000. This was partially offset by an increase in leasehold improvements and an increase in furniture, fixtures and equipment from the opening of a new branch, as well as an increase in equipment that was primarily attributable to the purchase of new debit card printers for several branches and security cameras, an increase in computer hardware and software, and the purchase of a company vehicle.

The increase in deposits in the first three months of 2022, which is described below, was outpaced by loan growth during the period, causing interest bearing deposits with other financial institutions to decrease. Interest bearing deposits with other financial institutions decreased to $360,724,000 at March 31, 2022 from $400,940,000 at December 31, 2021.

Total liabilities increased by 4.25% to $3,727,707,000 at March 31, 2022 compared to $3,575,879,000 at December 31, 2021. The increase in total liabilities since December 31, 2021 was composed of a $135,394,000, or 3.81%, increase in total deposits and a $16,434,000, or 78.98%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2021 was primarily attributable to the opening of new deposit accounts as well as refunds to customers from the filing of their tax returns. The increase in accrued interest and other liabilities since December 31, 2021 was primarily attributable to an increase in reserve for unfunded commitments due to the adoption of CECL on January 1, 2022, which resulted in an adjustment to the opening balance of the reserve for unfunded commitments of $6,195,000 and an increased provisioning of $825,000 during the quarter ended March 31, 2022 due to growth in off-balance sheet commitments. This increase was also attributable to an increase in escrow payable, an increase in reserve for income taxes, an increase in finance lease payable, and an increase in employee bonus payable, partially offset by a decrease in interest payable on CDs as customers have moved their funds to NOW and money market accounts as a result of anticipated interest rate increases.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at March 31, 2022 totaled $152,000, a decrease from $389,000 at December 31, 2021. The decrease in non-performing loans during the three months ended March 31, 2022 of $237,000 is due primarily to two residential 1-4 family real estate loan relationships that are no longer 90 days past due, partially offset by the increase of one loan relationship that was not 90 days past due at December 31, 2021. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans, non-performing TDRs and other real estate owned divided by our total assets outstanding. Our NPA ratio for the periods ended March 31, 2022 and December 31, 2021 were 0.01% and 0.01%, respectively.

Other loans may be classified as collateral dependent when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate and it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Such loans generally have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status. Collateral dependent loans are measured at the fair value of the collateral less estimated selling costs. If the measure of the collateral dependent loan is less than the recorded investment in the loan, the Company shall recognize impairment by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the collateral dependent loan with a corresponding charge or credit to the provision for credit losses.

At March 31, 2022 the Company had a recorded investment in collateral dependent loans totaling $657,000, down from a recorded investment in impaired loans totaling $668,000 at December 31, 2021. The decrease during the three months ended March 31, 2022 as compared to December 31, 2021 is primarily due to the paydown of three collateral dependent relationships. Overall, the Company’s market areas have seen continued strengthening in the residential real estate market in recent years while the commercial real estate market has remained steady. The allowance for credit losses related to collateral dependent loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the three months ended March 31, 2022 were $182,000 as compared to $36,000 in net charge-offs for the same period in 2021. Overall, the Bank has experienced minimal charge-offs during 2022. It is expected that charge-offs will be modest for the remainder of 2022; however, unanticipated changes in local economic conditions may negatively impact charge-offs in the future.

At March 31, 2022, our internally classified loans decreased $2,310,000, or 30.05%, to $5,376,000 from $7,686,000 at December 31, 2021 primarily due to the payoff of three internally classified loan relationships. Classified loan balances have remained relatively consistent due to the stable markets in which we operate and economic stimulus provided in response to the COVID-19 pandemic. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, FHLB advances, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security maturities. At March 31, 2022, the Company’s liquid assets totaled $952.5 million down from$985.9 million at December 31, 2021. Additionally, as of March 31, 2022, the Company had available approximately $130.8 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $456.5 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had an asset sensitive position (a positive gap) as of March 31, 2022. Asset sensitivity means that more of the Company’s assets are capable of re-pricing over certain time frames than its liabilities. The interest rates associated with these assets may not actually change over this period but are capable of changing. Asset sensitivity generally should lead to an expansion in net interest margin in a rising rate environment, but for that to occur the Bank will need to reprice its assets more quickly than it reprices rates it pays on deposits. Conversely, a declining rate environment and an asset sensitive balance sheet could have a short-term negative impact on net interest margin, as assets would likely re-price faster than liabilities. Management regularly monitors the deposit rates of the Company’s competitors. The Company’s net interest margin and earnings could be negatively impacted if short-term rates continue to rise and competitive pressures in the Company's market areas force the Company to hold loan yields steady or increase deposit rates faster than it is able to increase yields on loans. As discussed elsewhere herein, the Bank anticipates that its net interest margin is likely to expand during the remainder of 2022 because of the Company's current balance sheet position in a rising rate environment. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2022, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(5.93)%	(3.55)%	0.55%	1.57%	2.32%
EVE	(13.58)%	(5.70)%	(0.10)%	(0.84)%	(2.41)%

(1)	Currently, some short term interest rates are below the standard down rate scenarios (100, 200 bps). The asset liability model does not calculate negative interest rates and will floor any index at 0.

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand. At March 31, 2022, securities totaling approxim a tely $29,032,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2022 , loans totaling appr oximately $877,768,000 either will become du e or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at March 31, 2022 , certificates of deposit of $250,000 or greater totaling approxi mately $94,260,000 will beco me due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future.

Off Balance Sheet Arrangements

At March 31, 2022, we had unfunded loan commitments outstanding of $1,331,196,000 and outstanding standby letters of credit of $110,245,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2022, total stockholders’ equity was $379,898,000, or 9.25% of total assets, which compares with $413,717,000, or 10.37% of total assets, at December 31, 2021. The dollar decrease in stockholders’ equity during the three months ended March 31, 2022 is the result of the Company’s net income of $11,373,000, proceeds from the issuance of common stock related to exercise of stock options of $57,000, the net effect of a $44,531,000 unrealized loss on investment securities net of applicable income tax benefit of $15,755,000, cash dividends declared of $8,401,000 of which $6,511,000 was reinvested under the Company’s dividend reinvestment plan, $161,000 related to stock option compensation, and $1,011,000 related to the cumulative effect of change in accounting principle for the adoption of CECL.

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

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

There have been no material changes in reported market risks during the three months ended March 31, 2022.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 9, 2022	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: May 9, 2022	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer