Form 10-Q
period 2022-06-30
WILSON BANK HOLDING CO
filed 2022-08-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Common stock outstanding: 11,458,548 shares at August 9, 2022

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

	(Unaudited)	(Audited)
	June 30, 2022	December 31, 2021
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,772,240	$2,483,914
Less: Allowance for credit losses	(35,238)	(39,632)
Net loans	2,737,002	2,444,282
Securities available-for-sale, at market (amortized cost $1,025,584 and $906,135, respectively)	916,107	897,585
Loans held for sale	6,191	11,843
Interest bearing deposits	183,353	400,940
Restricted equity securities	5,089	5,089
Federal funds sold	25,404	27,055
Total earning assets	3,873,146	3,786,794
Cash and due from banks	27,011	25,423
Bank premises and equipment, net	62,054	62,846
Accrued interest receivable	9,540	7,641
Deferred income tax asset	40,004	12,792
Bank owned life insurance	47,275	46,206
Other assets	47,306	43,089
Goodwill	4,805	4,805
Total assets	$4,111,141	$3,989,596
Liabilities and Stockholders’ Equity
Deposits	$3,710,806	$3,555,071
Accrued interest payable and other liabilities	36,886	20,808
Total liabilities	3,747,692	3,575,879
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,358,524 and 11,201,504 shares, respectively	22,717	22,403
Additional paid-in capital	114,943	105,177
Retained earnings	306,615	292,452
Noncontrolling interest in consolidated subsidiary	39	—
Accumulated other comprehensive losses, net of taxes of $28,612 and $2,235 respectively	(80,865)	(6,315)
Total stockholders’ equity	363,449	413,717
Total liabilities and stockholders’ equity	$4,111,141	$3,989,596

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$32,304	$28,945	$61,908	$57,438
Interest and dividends on securities:
Taxable securities	3,943	2,103	7,174	3,795
Exempt from federal income taxes	355	253	679	576
Interest on loans held for sale	14	160	168	260
Interest on federal funds sold	59	5	66	5
Interest on balances held at depository institutions	396	79	541	187
Interest and dividends on restricted securities	26	25	60	51
Total interest income	37,097	31,570	70,596	62,312
Interest expense:
Interest on negotiable order of withdrawal accounts	457	472	922	908
Interest on money market and savings accounts	676	565	1,118	1,105
Interest on time deposits	1,090	1,994	2,311	4,143
Interest on Federal Home Loan Bank advances	—	—	—	133
Interest on finance leases	17	—	33	—
Total interest expense	2,240	3,031	4,384	6,289
Net interest income before provision for credit losses	34,857	28,539	66,212	56,023
Provision for credit losses	1,625	55	3,517	882
Net interest income after provision for credit losses	33,232	28,484	62,695	55,141
Non-interest income:
Service charges on deposit accounts	1,777	1,411	3,496	2,736
Brokerage income	1,690	1,681	3,429	3,079
Debit and credit card interchange income	3,734	3,353	6,611	5,882
Other fees and commissions	460	316	768	625
Income on BOLI and annuity contracts	382	218	717	631
Gain on sale of loans	511	2,048	2,725	5,654
Mortgage servicing income	23	—	23	—
Gain (loss) on sale of fixed assets	—	(23)	28	(23)
Loss on sale of other real estate	—	(11)	—	(11)
Gain on sale of other assets	—	—	8	1
Other income	2	—	(8)	—
Total non-interest income	8,579	8,993	17,797	18,574
Non-interest expense:
Salaries and employee benefits	14,514	14,022	28,910	27,322
Occupancy expenses, net	1,397	1,340	2,745	2,631
Advertising & public relations expense	688	607	1,347	1,094
Furniture and equipment expense	853	836	1,709	1,662
Data processing expense	1,868	1,523	3,625	2,910
ATM & interchange expense	1,251	1,214	2,443	2,304
Directors’ fees	148	127	301	284
Audit, legal & consulting expenses	191	172	418	361
Provision (benefit) for credit losses on unfunded commitments	(608)	137	217	137
Other operating expenses	3,025	3,050	5,749	5,769
Total non-interest expense	23,327	23,028	47,464	44,474
Earnings before income taxes	18,484	14,449	33,028	29,241
Income taxes	4,343	3,310	7,514	6,958
Net earnings	$14,141	$11,139	$25,514	$22,283
Net earnings attributable to noncontrolling interest	(2)	—	(2)	—
Net earnings attributable to Wilson Bank Holding Company	$14,139	$11,139	$25,512	$22,283
Weighted average number of common shares outstanding-basic	11,339,057	11,084,411	11,307,763	11,081,894
Weighted average number of common shares outstanding-diluted	11,370,255	11,114,894	11,339,264	11,111,708
Basic earnings per common share	$1.25	$1.00	$2.26	$2.01
Diluted earnings per common share	$1.24	$1.00	$2.25	$2.01
Dividends per common share	$0.35	$-	$1.10	$0.60

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

Three Months and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands)
Net earnings	$14,141	$11,139	$25,514	$22,283
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(40,641)	4,151	(100,927)	(7,681)
Tax effect	10,622	(1,085)	26,377	2,008
Other comprehensive earnings (losses):	(30,019)	3,066	(74,550)	(5,673)
Comprehensive earnings (losses)	$(15,878)	$14,205	$(49,036)	$16,610
Comprehensive earnings (losses) attributable to noncontrolling interest	(2)	—	(2)	—
Comprehensive earnings (losses) attributable to Wilson Bank Holding Company	$(15,880)	$14,205	$(49,038)	$16,610

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three months ended:
June 30, 2022
Balance at beginning of period	$22,615	111,694	296,435	—	(50,846)	379,898
Cash dividends declared, $.35 per share	—	—	(3,959)	—	—	(3,959)
Issuance of 48,172 shares of common stock pursuant to dividend reinvestment plan	96	3,006	—	—	—	3,102
Issuance of 2,607 shares of common stock pursuant to exercise of stock options, net	6	33	—	—	—	39
Share based compensation expense	—	210	—	—	—	210
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $10,622	—	—	—	—	(30,019)	(30,019)
Noncontrolling interest contribution	—	—	—	37	—	37
Net earnings for the quarter	—	—	14,139	2	—	14,141
Balance at end of period	$22,717	114,943	306,615	39	(80,865)	363,449

June 30, 2021
Balance at beginning of period	$22,168	98,150	262,483	—	(1,574)	381,227
Issuance of 1,000 shares of common stock pursuant to exercise of stock options, net	2	43	—	—	—	45
Share based compensation expense	—	128	—	—	—	128
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,085	—	—	—	—	3,066	3,066
Net earnings for the quarter	—	—	11,139	—	—	11,139
Balance at end of period	$22,170	98,321	273,622	—	1,492	395,605

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Six Months Ended:
June 30, 2022
Balance at beginning of period	$22,403	105,177	292,452	—	(6,315)	413,717
Cash dividends declared, $1.10 per share	—	—	(12,360)	—	—	(12,360)
Issuance of 151,105 shares of common stock pursuant to dividend reinvestment plan	302	9,311	—	—	—	9,613
Issuance of 5,915 shares of common stock pursuant to exercise of stock options, net	12	84	—	—	—	96
Share based compensation expense	—	371	—	—	—	371
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $26,377	—	—	—	—	(74,550)	(74,550)
Cumulative effect of change in accounting principle from the adoption of ASC 326	—	—	1,011	—	—	1,011
Noncontrolling interest contribution	—	—	—	37	—	37
Net earnings for the period	—	—	25,512	2	—	25,514
Balance at end of period	$22,717	114,943	306,615	39	(80,865)	363,449

June 30, 2021
Balance at beginning of period	$21,987	93,034	257,935	—	7,165	380,121
Cash dividends declared, $.60 per share	—	—	(6,596)	—	—	(6,596)
Issuance of 83,442 shares of common stock pursuant to dividend reinvestment plan	167	4,735	—	—	—	4,902
Issuance of 8,151 shares of common stock pursuant to exercise of stock options, net	16	305	—	—	—	321
Share based compensation expense	—	247	—	—	—	247
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $2,008	—	—	—	—	(5,673)	(5,673)
Net earnings for the quarter	—	—	22,283	—	—	22,283
Balance at end of period	$22,170	98,321	273,622	—	1,492	395,605

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$25,514	$22,283
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for credit losses	3,517	882
Deferred income taxes benefit	(1,193)	(735)
Depreciation and amortization of premises and equipment	2,237	2,107
Loss (gain) on disposal of premises and equipment	(28)	23
Net amortization of securities	2,321	2,684
Gains on mortgage loans sold, net	(2,725)	(5,654)
Share-based compensation expense	844	704
Loss on other real estate	—	11
Gain on sale of repossessed assets	(8)	(1)
Increase in value of life insurance and annuity contracts	(717)	(452)
Mortgage loans originated for resale	(79,099)	(128,810)
Proceeds from sale of mortgage loans	87,476	136,696
Right of use asset amortization	193	194
Change in
Accrued interest receivable	(1,899)	(341)
Other assets	585	(19)
Accrued interest payable	(294)	(984)
Other liabilities	3,158	3,264
TOTAL ADJUSTMENTS	14,368	9,569
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,882	31,852
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(172,814)	(255,398)
Maturities, prepayments and calls	51,044	73,608
Net increase in loans	(291,041)	(76,097)
Purchase of buildings, leasehold improvements, and equipment	(1,400)	(1,660)
Proceeds from sale of premises and equipment	28	—
Proceeds from sale of other assets	—	69
Proceeds from sale of other real estate	—	149
Purchase of life insurance and annuity contracts	(709)	—
NET CASH USED IN INVESTING ACTIVITIES	(414,892)	(259,329)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	178,776	270,819
Net change in deposits - time	(23,041)	(950)
Net change in Federal Home Loan Bank Advances	—	(3,638)
Change in escrow balances	4,252	(2,913)
Repayment of finance lease obligation	(13)	—
Net increase in noncontrolling interest contributions	37	—
Issuance of common stock related to exercise of stock options	96	321
Issuance of common stock pursuant to dividend reinvestment plan	9,613	4,902
Cash dividends paid on common stock	(12,360)	(6,596)
NET CASH PROVIDED BY FINANCING ACTIVITIES	157,360	261,945
NET CHANGE IN CASH AND CASH EQUIVALENTS	(217,650)	34,468
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	453,418	338,856
CASH AND CASH EQUIVALENTS - END OF PERIOD	$235,768	$373,324

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2022 and 2021

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$4,678	$6,797
Taxes	$9,326	$8,660
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of tax benefit of $26,377 and $2,008 for the six months ended June 30, 2022 and 2021, respectively	$(74,550)	$(5,673)
Non-cash transfers from loans to other real estate	$—	$182
Non-cash transfers from loans to other assets	$—	$68

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, Putnam, Smith, and Williamson Counties, Tennessee. On June 1, 2022, the Bank began operations with a newly-formed joint venture, Encompass Home Lending, LLC ("Encompass") of which the Bank owns 51% of the outstanding membership interests. Encompass offers residential mortgage banking services to customers of certain home builders in our markets.

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

These consolidated financial statements include the accounts of the Company, the Bank, and Encompass. Significant intercompany transactions and accounts are eliminated in consolidation.

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

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. As noted above, effective  January 1, 2022 the Company adopted ASU 2016-13, which resulted in a $7.6 million decrease to the allowance for credit losses and a $6.2 million increase to the reserve for unfunded commitments, resulting in a $1.0 million increase in retained earnings (net of taxes). See Note 2 – Loans and Allowance for Credit Losses for additional information.

ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” ASU 2022-01 was issued to expand the scope of assets eligible for portfolio layer method hedging to include all financial assets. The update also expands the current last-of-layer method that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. The last-of-layer method is renamed the portfolio layer method, because more than the last layer of a portfolio could be hedged.  The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022.  The adoption of ASU 2022-01 is not expected to have a significant impact on our financial statements.

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 was issued to respond to feedback received from post-implementation review of Topic 326. The amendments eliminate the troubled debt restructuring (TDR) recognition and measurement guidance and now require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosures and include new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. To improve consistency for vintage disclosures, the ASU requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20.  The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022.   The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

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

The following schedule details the loans of the Company at June 30, 2022 and December 31, 2021:

	(In Thousands)
	June 30, 2022	December 31, 2021

Residential 1-4 family real estate	$741,595	$689,579
Commercial and multi-family real estate	930,093	908,673
Construction, land development and farmland	793,775	612,659
Commercial, industrial and agricultural	119,186	118,155
1-4 family equity lines of credit	121,102	92,229
Consumer and other	79,795	74,643
Total loans before net deferred loan fees	2,785,546	2,495,938
Net deferred loan fees	(13,306)	(12,024)
Total loans	2,772,240	2,483,914
Less: Allowance for credit losses	(35,238)	(39,632)
Net loans	$2,737,002	$2,444,282

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

Commercial, industrial, and agricultural: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Also included in this category are PPP loans guaranteed by the SBA, which totaled $342,000 at  June 30, 2022 and $5.0 million at December 31, 2021. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Allowance for Loan Losses (allowance) - Prior to the Adoption of FASB ASC 326 on January 1, 2022, which introduced the CECL methodology for credit losses, the allowance for loan losses was composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 analysis was intended to quantify the inherent risks in the performing loan portfolio. The ASC 310-10-35 analysis included a loan-by-loan analysis of impaired loans, primarily consisting of loans reported as nonaccrual or troubled-debt restructurings.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2022  and allowance for loan losses for the six months ended June 30, 2021 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2022
Allowance for credit losses:
Beginning balance January 1,	$9,242	16,846	9,757	1,329	1,098	1,360	39,632
Impact of adopting ASC 326	(3,393)	(3,433)	(266)	219	(324)	(367)	(7,564)
Provision for credit losses on loans	432	196	2,199	(13)	142	561	3,517
Charge-offs	—	—	—	—	—	(593)	(593)
Recoveries	10	—	6	7	—	223	246
Ending balance	$6,291	13,609	11,696	1,542	916	1,184	35,238

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2021
Allowance for loan losses:
Beginning balance January 1,	$8,203	18,343	8,090	1,391	997	1,515	38,539
Provision	289	(760)	1,257	(98)	51	143	882
Charge-offs	—	—	(23)	(3)	—	(414)	(440)
Recoveries	48	—	29	4	—	252	333
Ending balance	$8,540	17,583	9,353	1,294	1,048	1,496	39,314

Transactions in the allowance for credit losses for the three months ended  June 30, 2022 and allowance for loan losses for the three months ended  June 30, 2021 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2022
Allowance for credit losses:
Beginning balance April 1,	$5,910	14,032	10,396	1,588	857	995	33,778
Provision for credit losses	379	(423)	1,297	(46)	59	359	1,625
Charge-offs	—	—	—	—	—	(306)	(306)
Recoveries	2	—	3	—	—	136	141
Ending balance	$6,291	13,609	11,696	1,542	916	1,184	35,238

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2021
Allowance for loan losses:
Beginning balance April 1,	$8,041	18,892	8,600	1,305	970	1,522	39,330
Provision	489	(1,309)	761	(15)	78	51	55
Charge-offs	—	—	(22)	—	—	(190)	(212)
Recoveries	10	—	14	4	—	113	141
Ending balance	$8,540	17,583	9,353	1,294	1,048	1,496	39,314

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

The following table presents the amortized cost basis of collateral dependent loans at June 30, 2022, which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
June 30, 2022
Residential 1-4 family real estate	$132	—	132
Commercial and multi-family real estate	518	—	518
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$650	—	650

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

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the six months ended June 30, 2021, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASC 326:

	June 30, 2021
	Average Recorded Investment	Interest Income Recognized
	In Thousands
With no related allowance recorded:
Residential 1-4 family real estate	$1,114	3
Commercial and multi-family real estate	207	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$1,321	3
With related allowance recorded:
Residential 1-4 family real estate	$1,216	31
Commercial and multi-family real estate	620	12
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$1,836	43
Total:
Residential 1-4 family real estate	$2,330	34
Commercial and multi-family real estate	827	12
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$3,157	46

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

The following tables present the Company’s nonaccrual loans and past due loans as of June 30, 2022 and December 31, 2021.

Loans on Nonaccrual Status

In Thousands
	June 30,	December 31,
	2022	2021
Residential 1-4 family real estate	$—	$—
Commercial and multi-family real estate	—	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
Total	$—	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
June 30, 2022
Residential 1-4 family real estate	$706	239	1,084	2,029	739,566	741,595	$1,084
Commercial and multi-family real estate	331	—	—	331	929,762	930,093	—
Construction, land development and farmland	357	25	—	382	793,393	793,775	—
Commercial, industrial and agricultural	149	—	9	158	119,028	119,186	9
1-4 family equity lines of credit	148	20	—	168	120,934	121,102	—
Consumer and other	254	67	209	530	79,265	79,795	209
Total	$1,945	351	1,302	3,598	2,781,948	2,785,546	$1,302
December 31, 2021
Residential 1-4 family real estate	$2,072	169	357	2,598	686,981	689,579	$357
Commercial and multi-family real estate	—	—	—	—	908,673	908,673	—
Construction, land development and farmland	1,154	215	—	1,369	611,290	612,659	—
Commercial, industrial and agricultural	59	81	—	140	118,015	118,155	—
1-4 family equity lines of credit	170	—	9	179	92,050	92,229	9
Consumer and other	287	99	23	409	74,234	74,643	23
Total	$3,742	564	389	4,695	2,491,243	2,495,938	$389

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

The following table summarizes the carrying balances of TDRs at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(In thousands)
Performing TDRs	$865	$876
Nonperforming TDRs	132	165
Total TDRS	$997	$1,041

The following table outlines the amount of each troubled debt restructuring, categorized by loan classification, made during the six months ended June 30, 2022 and the six months ended June 30, 2021 (in thousands, except for number of contracts):

	June 30, 2022			June 30, 2021
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family real estate	—	$—	$—	—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	—	$—	$—

As of June 30, 2022 and  June 30, 2021 the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring.

As of June 30, 2022 there were no consumer mortgage loans in the process of foreclosure. As of  December 31, 2021, the Company's recorded investment in consumer mortgage loans in the process of foreclosure totaled $262,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $5.7 million at June 30, 2022 and $7.7 million at December 31, 2021. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of June 30, 2022:

	In Thousands
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total
June 30, 2022
Residential 1-4 family real estate
Pass	$157,554	254,798	116,002	61,618	32,272	92,690	21,639	736,573
Special mention	—	—	918	—	149	2,071	349	3,487
Substandard	—	—	38	132	—	1,365	—	1,535
Total Residential 1-4 family real estate	$157,554	254,798	116,958	61,750	32,421	96,126	21,988	741,595
Commercial and multi-family real estate
Pass	$122,737	205,307	154,268	104,514	91,992	218,408	32,569	929,795
Special mention	—	—	166	—	—	41	—	207
Substandard	—	—	—	—	—	91	—	91
Total Commercial and multi-family real estate	$122,737	205,307	154,434	104,514	91,992	218,540	32,569	930,093
Construction, land development and farmland
Pass	$212,139	297,652	98,586	33,949	5,699	11,531	134,110	793,666
Special mention	—	—	—	—	—	87	—	87
Substandard	—	—	—	—	—	22	—	22
Total Construction, land development and farmland	$212,139	297,652	98,586	33,949	5,699	11,640	134,110	793,775
Commercial, industrial and agricultural
Pass	$13,311	14,750	29,527	21,584	6,540	5,467	27,899	119,078
Special mention	—	22	21	—	—	56	—	99
Substandard	8	—	—	—	—	1	—	9
Total Commercial, industrial and agricultural	$13,319	14,772	29,548	21,584	6,540	5,524	27,899	119,186
1-4 family equity lines of credit
Pass	$400	—	—	—	—	—	120,681	121,081
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—	10	10
Total 1-4 family equity lines of credit	$400	—	—	—	—	—	120,702	121,102
Consumer and other
Pass	$18,258	15,933	8,676	7,083	611	7,126	21,981	79,668
Special mention	—	55	36	6	—	—	—	97
Substandard	—	6	—	4	17	2	1	30
Total Consumer and other	$18,258	15,994	8,712	7,093	628	7,128	21,982	79,795

The table below presents loan balances classified within each risk rating category based on year of origination as of June 30, 2022:

	In Thousands
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
June 30, 2022
Pass	$524,399	788,440	407,059	228,748	137,114	335,222	358,879	2,779,861
Special mention	—	77	1,141	6	149	2,255	360	3,988
Substandard	8	6	38	136	17	1,481	11	1,697
Total	$524,407	788,523	408,238	228,890	137,280	338,958	359,250	2,785,546

The following table outlines the risk category of loans as of December 31, 2021:

	In Thousands

	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 Family Equity Lines of Credit	Consumer and Other	Total
Credit Risk Profile by Internally Assigned Grade
December 31, 2021
Pass	$682,527	908,409	612,537	118,058	92,208	74,513	2,488,252
Special mention	5,566	—	93	96	11	89	5,855
Substandard	1,486	264	29	1	10	41	1,831
Total	$689,579	908,673	612,659	118,155	92,229	74,643	2,495,938

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$26,963	—	797	26,166
U.S. Government-sponsored enterprises (GSEs)	180,271	—	22,191	158,080
Mortgage-backed securities	545,610	14	53,551	492,073
Asset-backed securities	43,245	111	1,381	41,975
Corporate bonds	2,500	—	49	2,451
Obligations of states and political subdivisions	226,995	—	31,633	195,362
	$1,025,584	125	109,602	916,107

	December 31, 2021
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,320	—	99	7,221
U.S. Government-sponsored enterprises (GSEs)	163,700	20	4,490	159,230
Mortgage-backed securities	465,588	2,726	6,537	461,777
Asset-backed securities	46,583	213	83	46,713
Corporate bonds	2,500	75	—	2,575
Obligations of states and political subdivisions	220,444	2,611	2,986	220,069
	$906,135	5,645	14,195	897,585

Included in mortgage-backed securities are collateralized mortgage obligations totaling $150,891,000 (fair value of $135,264,000) and $130,594,000 (fair value of $128,281,000) at June 30, 2022 and December 31, 2021, respectively.

Securities carried on the balance sheet of approximately $429,296,000 (approximate market value of $381,942,000) and $368,718,000 (approximate market value of $364,893,000) were pledged to secure public deposits and for other purposes as required by law at  June 30, 2022 and December 31, 2021, respectively.

The amortized cost and estimated market value of debt securities at June 30, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$174	$171
Due after one year through five years	93,071	88,774
Due after five years through ten years	271,121	240,103
Due after ten years	661,218	587,059
	$1,025,584	$916,107

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2022	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$26,166	$797	7	$—	$—	—	$26,166	$797
U.S. Government-sponsored enterprises (GSEs)	83,193	10,037	24	74,887	12,154	34	158,080	22,191
Mortgage-backed securities	405,151	41,392	197	83,341	12,159	49	488,492	53,551
Asset-backed securities	36,438	1,332	27	439	49	1	36,877	1,381
Corporate bonds	2,451	49	1	—	—	—	2,451	49
Obligations of states and political subdivisions	153,344	22,016	185	42,017	9,617	42	195,361	31,633
	$706,743	$75,623	441	$200,684	$33,979	126	$907,427	$109,602

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2021	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$7,221	$99	3	$—	$—	—	$7,221	$99
U.S. Government-sponsored enterprises (GSEs)	110,981	2,466	33	45,725	2,024	19	156,706	4,490
Mortgage-backed securities	317,211	4,644	96	54,692	1,893	33	371,903	6,537
Asset-backed securities	17,945	67	9	484	16	1	18,429	83
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	83,510	1,460	74	36,225	1,526	32	119,735	2,986
	$536,868	$8,736	215	$137,126	$5,459	85	$673,994	$14,195

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at June 30, 2022, and it is not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at June 30, 2022 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2022. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. The Company did not have any securities classified as held-to-maturity at  June 30, 2022 or December 31, 2021.

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

A summary of the Company's fair value hedge relationships as of  June 30, 2022 and  December 31, 2021 are as follows (in thousands):

June 30, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	7.93	0.65%	1 month LIBOR	$30,000	3,586

December 31, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	8.42	0.65%	1 month LIBOR	$30,000	1,192

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six Months Ended June 30,
Gain (loss) on fair value hedging relationship	2022	2021
Interest rate swap agreements - loans:
Hedged items	$(2,368)	(875)
Derivative designated as hedging instruments	2,394	885

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  June 30, 2022 and  December 31, 2021 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Loans	$26,349	28,717	(3,651)	(1,283)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At June 30, 2022 and December 31, 2021, the Company had approximately $16,393,000 and $20,340,000, respectively, of interest rate lock commitments and approximately $15,000,000 and $20,500,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $190,000 and $657,000 at June 30, 2022 and December 31, 2021, respectively, and a derivative liability of $22,000 and a derivative asset of $6,000 at June 30, 2022 and December 31, 2021, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	June 30, 2022	June 30, 2021
Interest rate contracts for customers	$(467)	(68)
Forward contracts related to mortgage loans held for sale and interest rate contracts	(28)	147

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of June 30, 2022 and December 31, 2021 (in thousands):

	In Thousands
	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$16,393	190	20,340	657
Forward contracts related to mortgage loans held-for-sale	15,000	(22)	20,500	6

Note 5. Mortgage Servicing Rights

During the first quarter of 2022, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of June 30, 2022 are as follows:

In Thousands
June 30,	2022
Mortgage loan portfolios serviced for:
FHLMC	$65,288

For the six months ended June 30, 2022, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

In Thousands
June 30,	2022
Balance at beginning of period	$—
Servicing rights retained from loans sold	1,277
Amortization	(264)
Valuation Allowance Provision	(90)
Balance at end of period	$923
Fair value, end of period	$923

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of June 30, 2022 were as follows:

June 30, 2022
Prepayment speed	6.95%
Weighted-average life (in years)	9.06
Weighted-average note rate	3.94%
Weighted-average discount rate	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of June 30, 2022, the Company had outstanding 6,242 options under the 2009 Stock Option Plan with a weighted average exercise price of $35.22.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2022, the Company had 195,476 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of June 30, 2022, the Company had outstanding 253,336 options with a weighted average exercise price of $55.41 and 186,240 cash-settled stock appreciation rights with a weighted average exercise price of $53.25 under the 2016 Equity Incentive Plan.

As of June 30, 2022, the Company had outstanding 259,578 stock options with a weighted average exercise price of $54.92 and 186,240 cash-settled stock appreciation rights each with a weighted average exercise price of $53.25.

The following table summarizes information about stock options and cash-settled SARs for the six months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	357,254	$50.18	284,591	$43.71
Granted	114,332	64.06	24,999	59.02
Exercised	(24,601)	41.55	(30,601)	40.17
Forfeited or expired	(1,167)	46.81	—	—
Outstanding at end of period	445,818	$54.22	278,989	$45.47
Options and SARs exercisable at June 30	173,425	$43.27	156,360	$42.11

As of  June 30, 2022, there was $5,217,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 4.15 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2022, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and Wilson Bank’s actual capital amounts and ratios as of  June 30, 2022 and  December 31, 2021 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2022
Total capital to risk weighted assets:
Consolidated	$478,805	13.4%	$284,963	8.0%	$356,203	10.0%
Wilson Bank	478,352	13.4	285,375	8.0	356,718	10.0
Tier 1 capital to risk weighted assets:
Consolidated	439,508	12.3	213,722	6.0	284,962	8.0
Wilson Bank	439,055	12.3	214,030	6.0	285,374	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	439,469	12.3	160,291	4.5	N/A	N/A
Wilson Bank	439,016	12.3	160,523	4.5	231,866	6.5
Tier 1 capital to average assets:
Consolidated	439,508	10.7	164,159	4.0	N/A	N/A
Wilson Bank	439,055	10.7	163,960	4.0	204,949	5.0

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2021
Total capital to risk weighted assets:
Consolidated	$455,813	13.9%	$261,404	8.0%	$326,755	10.0%
Wilson Bank	452,130	13.8	261,317	8.0	326,646	10.0
Tier 1 capital to risk weighted assets:
Consolidated	415,226	12.7	196,052	6.0	261,403	8.0
Wilson Bank	411,543	12.6	195,987	6.0	261,316	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	415,226	12.7	147,039	4.5	N/A	N/A
Wilson Bank	411,543	12.6	146,990	4.5	212,319	6.5
Tier 1 capital to average assets:
Consolidated	415,226	10.8	154,280	4.0	N/A	N/A
Wilson Bank	411,543	10.7	154,230	4.0	192,787	5.0

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

Mortgage servicing rights — The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.

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

The following tables present the financial instruments carried at fair value as of June 30, 2022 and December 31, 2021, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2022
Hedged Loans	$26,349	—	26,349	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	26,166	26,166	—	—
U.S. Government sponsored enterprises	158,080	—	158,080	—
Mortgage-backed securities	492,073	—	492,073	—
Asset-backed securities	41,975	—	41,975	—
Corporate bonds	2,451	—	2,451	—
State and municipal securities	195,362	—	195,362	—
Total investment securities available-for-sale	916,107	26,166	889,941	—
Mortgage loans held for sale	6,191	—	6,191	—
Derivatives	3,754	—	3,754	—
Mortgage servicing rights	923	—	923	—
Other investments	2,026	—	—	2,026
Total assets	$955,350	26,166	927,158	2,026

December 31, 2021
Hedged Loans	$28,717	—	28,717	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	7,221	7,221	—	—
U.S. Government sponsored enterprises	159,230	—	159,230	—
Mortgage-backed securities	461,777	—	461,777	—
Asset-backed securities	46,713	—	46,713	—
Corporate bonds	2,575	—	2,575	—
State and municipal securities	220,069	—	220,069	—
Total investment securities available-for-sale	897,585	7,221	890,364	—
Mortgage loans held for sale	11,843	—	11,843	—
Derivatives	1,855	—	1,855	—
Other investments	2,034	—	—	2,034
Total assets	$942,034	7,221	932,779	2,034

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2022
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	650	—	—	650
Total	$650	—	—	650
December 31, 2021
Other real estate owned	$—	—	—	—
Impaired loans, net (¹)	668	—	—	668
Total	$668	—	—	668

(1)	As of June 30, 2022 no valuation allowance was recorded on collateral dependent loans. As of December 31, 2021 no valuation allowance was recorded on impaired loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2022 and December 31, 2021:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2022, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2022 and 2021 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Six Months Ended June 30,
	2022		2021
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,034	—	$—	—
Total realized gains (losses) included in income	(8)	—	—	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,026	—	$—	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$(8)	—	$—	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2022 and December 31, 2021. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Financial assets:
Cash and cash equivalents	$235,768	235,768	235,768	—	—
Loans, net	2,737,002	2,707,378	—	—	2,707,378
Restricted equity securities	5,089	NA	NA	NA	NA
Financial liabilities:
Deposits	3,710,806	3,166,700	—	—	3,166,700

December 31, 2021
Financial assets:
Cash and cash equivalents	$453,418	453,418	453,418	—	—
Loans, net	2,444,282	2,439,539	—	—	2,439,539
Restricted equity securities	5,089	NA	NA	NA	NA
Financial liabilities:
Deposits	3,555,071	3,227,520	—	—	3,227,520

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2022, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2022.

The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 22.8% and 23.8%, respectively. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at June 30, 2022 and 2021 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the six months ended June 30, 2022, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$14,139	$11,139	$25,512	$22,283
Denominator – Weighted average number of common shares outstanding	11,339,057	11,084,411	11,307,763	11,081,894
Basic earnings per common share	$1.25	$1.00	$2.26	$2.01
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$14,139	$11,139	$25,512	$22,283
Denominator – Weighted average number of common shares outstanding	11,339,057	11,084,411	11,307,763	11,081,894
Dilutive effect of stock options	31,198	30,483	31,501	29,814
Weighted average diluted common shares outstanding	11,370,255	11,114,894	11,339,264	11,111,708
Diluted earnings per common share	$1.24	$1.00	$2.25	$2.01

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2022 is as follows:

Commitments to extend credit	$1,273,534,000
Standby letters of credit	$98,496,000

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the six months ended June 30, 2022 and 2021.

	(In Thousands)
	2022	2021
Beginning balance, January 1	$955	693
Impact of adopting ASC 326	6,195	—
Credit loss expense	217	137
Ending balance, June 30	$7,367	830

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2022 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after  June 30, 2022, through the date of the issued financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary, Wilson Bank (the "Bank") and Encompass Home Loan Lending, LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by the Bank and 49% owned by two home builders operating in the Bank's market areas. The results of Encompass, which commenced operations on June 1, 2022, are consolidated in the Company's financial statements included elsewhere in this Quarterly Report. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of rising rates on residential real estate mortgage loans, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of inflationary pressures on our customers and on their businesses (v) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in a rising rate environment in connection with the changes in the short-term rate environment, or that affect the yield curve, (vi) the ability to grow and retain low-cost core deposits, (vii) significant downturns in the business of one or more large customers, (viii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (ix) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (x) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xi) inadequate allowance for credit losses, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, (xiv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xv) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvi) loss of key personnel, (xvii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, (xviii) the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on the Company's and its customers' business, results of operations, asset quality and financial condition, (xix) further public acceptance of the vaccines that were developed against COVID-19 as well as the decisions of governmental agencies with respect to vaccines, including recommendations related to booster shots and requirements that seek to mandate that individuals receive or employers require that their employees receive the vaccine, and (xx) those vaccines' efficacy against the virus, including new variants. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a nearly $659 billion program designed to aid small and medium-sized businesses and sole proprietors through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. On December 21, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act ("Coronavirus Relief Act") was signed into law. The Coronavirus Relief Act earmarked an additional $284 billion for a new round of PPP loans. The Company funded $125.2 million of PPP loans to our small business and other eligible customers, only $342,000 of which remained outstanding as of June 30, 2022.

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

Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. As discussed in Note 1 - Summary of Significant Accounting Policies, our policies related to allowances for credit losses changed on January 1, 2022 in connection with the adoption of a new accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies and Note 2 - Loans and Allowance for Credit Losses in the notes to consolidated financial statements contained elsewhere in this Quarterly Report.

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

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management presently has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2022	2021	2022 - 2021 Percent Increase (Decrease)	2022	2021	2022 - 2021 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.25	$1.00	25.00%	$2.26	$2.01	12.44%
Pre-tax pre-provision basic earnings per share (1)	$1.72	$1.32	30.19%	$3.25	$2.73	19.05%
Diluted earnings per common share (GAAP)	$1.24	$1.00	24.00%	$2.25	$2.01	11.94%
Cash dividends per common share	$0.35	$—	—%	$1.10	$0.60	83.33%
Dividends declared per common share as a percentage of basic earnings per common share	28.00%	—%	—%	48.67%	29.85%	63.05%

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2022	2021	2022 - 2021 Percent Increase (Decrease)	2022	2021	2022 - 2021 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average stockholders' equity (GAAP)	15.60%	11.42%	36.60%	13.57%	11.62%	16.78%
Pre-tax pre-provision annualized return on average stockholders' equity (1)	21.52%	15.00%	43.47%	19.55%	15.78%	23.89%
Annualized return on average assets (GAAP)	1.38%	1.24%	11.29%	1.27%	1.28%	(0.78)%
Pre-tax pre-provision annualized return on average assets (1)	1.91%	1.63%	17.18%	1.83%	1.74%	5.17%
Efficiency ratio	53.70%	61.36%	(12.48)%	56.50%	59.62%	(5.23)%

(1) Excludes income tax expense, and for 2022 provision for credit losses and provision for credit losses on unfunded commitments. For 2021 excludes income tax expense and provision for loan losses.

	June 30, 2022	December 31, 2021	2022 - 2021 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	8.84%	10.37%	(14.75)%
Equity to asset ratio (Average equity divided by average total assets)	9.33%	10.86%	(14.09)%
Leverage capital ratio	10.71%	10.77%	(0.56)%
Non-performing asset ratio	0.03%	0.01%	200.00%
Book value per common share	$32.00	$36.93	(13.35)%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pre-tax pre-provision income:
Net income attributable to common stockholders (GAAP)	$14,139	$11,139	$25,512	$22,283
Add: provision for credit losses	1,625	55	3,517	882
Add: provision (benefit) for credit losses on unfunded commitments	(608)	137	217	137
Add: income tax expense	4,343	3,310	7,514	6,958
Pre-tax pre-provision income	$19,499	$14,641	$36,760	$30,260

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$19,499	$14,641	$36,760	$30,260
Weighted average shares	11,339,057	11,084,411	11,307,763	11,081,894

Basic earnings per common share (GAAP)	$1.25	$1.00	$2.26	$2.01
Provision for credit losses	$0.14	$—	$0.31	$0.08
Provision (benefit) for credit losses on unfunded commitments	$(0.05)	$0.01	$0.02	$0.01
Income tax expense	$0.38	$0.31	$0.66	$0.63
Pre-tax pre-provision basic earnings per common share	$1.72	$1.32	$3.25	$2.73

Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$19,499	$14,641	$36,760	$30,260
Average assets	4,103,813	3,611,318	4,061,438	3,508,354

Annualized return on average assets (GAAP)	1.38%	1.24%	1.27%	1.28%
Provision for credit losses	0.16%	0.01%	0.17%	0.05%
Provision (benefit) for credit losses on unfunded commitments	(0.06)%	0.02%	0.01%	0.01%
Income tax expense	0.43%	0.36%	0.38%	0.40%
Pre-tax pre-provision annualized return on average assets	1.91%	1.63%	1.83%	1.74%

Pre-tax pre-provision annualized return on average stockholders' equity:
Pre-tax pre-provision income	$19,499	$14,641	$36,760	$30,260
Average total stockholders' equity	363,457	391,386	379,082	386,803

Annualized return on average stockholders' equity (GAAP)	15.60%	11.42%	13.57%	11.62%
Provision for credit losses	1.79%	0.06%	1.87%	0.46%
Provision (benefit) for credit losses on unfunded commitments	(0.67)%	0.14%	0.12%	0.07%
Income tax expense	4.80%	3.38%	3.99%	3.63%
Pre-tax pre-provision annualized return on average stockholders' equity	21.52%	15.00%	19.55%	15.78%

Results of Operations

Net earnings of the Company increased $3,229,000, or 14.49%, to $25,512,000 for the six months ended June 30, 2022, from $22,283,000 in the first six months of 2021. Net earnings of the Company were $14,139,000 for the quarter ended June 30, 2022, an increase of $3,000,000, or 26.93%, from $11,139,000 for the three months ended June 30, 2021 and an increase of $2,766,000, or 24.32%, over the quarter ended March 31, 2022. The increase in net earnings during the three and six months ended June 30, 2022 as compared to the prior year comparable period was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense. The increase in net interest income for the three and six months ended June 30, 2022 compared to the comparable period in 2021 is due to an increase in average interest earning asset balances between the relevant periods and a decrease in cost of funds, partially offset by decreased yield on loans. The decrease in yield on loans was primarily due to decreased PPP loan fees during the three and six months ended June 30, 2022 from the comparable periods in 2021. In addition, in the first half of 2022 the rising rate environment had not yet positively impacted a significant portion of our variable rate loans with loan floors above the prime rate then in effect. The decrease in non-interest income for the three and six months ended June 30, 2022 compared to the comparable periods in 2021 primarily resulted from a decrease in the gain on sale of loans which resulted from a decrease in the volume of refinancing transactions for residential real estate loans due to rising mortgage interest rates. The increase in non-interest expense for the three and six months ended June 30, 2022 compared to the comparable periods in 2021 resulted from the Company's continued growth.

Return on average assets (ROA) and return on average stockholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings and dividing by the average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the six month periods ended June 30, 2022 and 2021 was 1.27% and 1.28%, respectively. The ROA for the three month periods ended June 30, 2022 and 2021 was 1.38% and 1.24%, respectively. The ROE for the six month periods ended June 30, 2022 and 2021 was 13.57% and 11.62%, respectively. The ROE for the three month periods ended June 30, 2022 and 2021 was 15.60% and 11.42%, respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and six-month periods ended June 30, 2022 and June 30, 2021 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022 versus June 30, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$2,696,959	4.88%	$32,304	$2,346,298	5.04%	$28,945	$8,879	$(5,520)	$3,359
Investment securities—taxable	831,412	1.90	3,943	597,870	1.41	2,103	973	867	1,840
Investment securities—tax exempt	73,957	1.93	355	79,480	1.28	253	(112)	214	102
Taxable equivalent adjustment (3)	—	0.51	94	—	0.34	67	(29)	56	27
Total tax-exempt investment securities	73,957	2.44	449	79,480	1.62	320	(141)	270	129
Total investment securities	905,369	1.95	4,392	677,350	1.43	2,423	832	1,137	1,969
Loans held for sale	8,800	0.64	14	20,855	3.08	160	(62)	(84)	(146)
Federal funds sold	27,326	0.87	59	60,607	0.03	5	(20)	74	54
Accounts with depository institutions	270,628	0.59	396	352,958	0.09	79	(129)	446	317
Restricted equity securities	5,089	2.05	26	5,089	1.97	25	—	1	1
Total earning assets	3,914,171	3.86	37,191	3,463,157	3.73	31,637	9,500	(3,946)	5,554	17.56%
Cash and due from banks	25,426			45,026
Allowance for credit losses	(33,712)			(39,317)
Bank premises and equipment	62,330			57,720
Other assets	135,598			84,732
Total assets	$4,103,813			$3,611,318

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022 versus June 30, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$1,098,889	0.17%	$457	$893,045	0.21%	$472	$412	$(427)	$(15)
Money market demand accounts	1,259,757	0.18	561	1,059,786	0.16	430	86	45	131
Time Deposits	563,440	0.78	1,090	610,940	1.31	1,994	(145)	(759)	(904)
Other savings	332,925	0.14	115	245,756	0.22	135	187	(207)	(20)
Total interest-bearing deposits	3,255,011	0.27	2,223	2,809,527	0.43	3,031	540	(1,348)	(808)
Finance leases	2,297	2.97	17	—	—	—	—	17	17
Total interest-bearing liabilities	3,257,308	0.28	2,240	2,809,527	0.43	3,031	540	(1,331)	(791)	(26.10%)
Non-interest bearing deposits	445,666			392,129
Other liabilities	37,382			18,276
Stockholders’ equity	363,457			391,386
Total liabilities and stockholders’ equity	$4,103,813			$3,611,318
Net interest income, on a tax equivalent basis			$34,951			$28,606	$8,960	$(2,615)	$6,345	22.18%
Net interest margin (4)		3.63%			3.37%
Net interest spread (5)		3.58%			3.30%

Notes:

(1) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(2) Loan fees of $3.6 million are included in interest income in 2022, inclusive of $17,000 in 2022 in SBA fees related to PPP loans. Loan fees of $3.8 million are included in interest income in 2021, inclusive of $1.1 million in  2021 in SBA fees related to PPP loans.

(3) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022 versus June 30, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$2,616,443	4.85%	$61,908	$2,332,183	5.06%	$57,438	$10,566	$(6,096)	$4,470
Investment securities—taxable	832,106	1.74	7,174	558,587	1.37	3,795	2,181	1,198	3,379
Investment securities—tax exempt	75,732	1.81	679	78,923	1.47	576	(64)	167	103
Taxable equivalent adjustment (3)	—	0.48	180	—	0.39	153	(17)	44	27
Total tax-exempt investment securities	75,732	2.29	859	78,923	1.86	729	(81)	211	130
Total investment securities	907,838	1.78	8,033	637,510	1.43	4,524	2,100	1,409	3,509
Loans held for sale	10,716	3.16	168	20,404	2.57	260	(225)	133	(92)
Federal funds sold	27,308	0.49	66	30,989	0.03	5	(2)	63	61
Accounts with depository institutions	318,357	0.34	541	340,474	0.11	187	(36)	390	354
Restricted equity securities	5,089	2.38	60	5,089	2.02	51	—	9	9
Total earning assets	3,885,751	3.73	70,776	3,366,649	3.81	62,465	12,403	(4,092)	8,311	13.31%
Cash and due from banks	24,442			39,945
Allowance for credit losses	(36,578)			(38,948)
Bank premises and equipment	62,577			57,855
Other assets	125,246			82,853
Total assets	$4,061,438			$3,508,354

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022 versus June 30, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$1,077,595	0.17%	$922	$859,494	0.21%	$908	$406	$(392)	$14
Money market demand accounts	1,239,491	0.15	903	1,034,255	0.17	852	284	(233)	51
Time Deposits	572,215	0.81	2,311	610,482	1.37	4,143	(246)	(1,586)	(1,832)
Other savings	321,130	0.13	215	231,579	0.22	253	179	(217)	(38)
Total interest-bearing deposits	3,210,431	0.27	4,351	2,735,810	0.45	6,156	623	(2,428)	(1,805)
Federal Home Loan Bank advances	—	—	—	1,730	15.50	133	(66)	(67)	(133)
Finance leases	1,562	4.26	33	—	—	—	—	33	33
Total interest-bearing liabilities	3,211,993	0.28	4,384	2,737,540	0.46	6,289	557	(2,462)	(1,905)	(30.29%)
Non-interest bearing deposits	436,224			364,349
Other liabilities	34,139			19,662
Stockholders’ equity	379,082			386,803
Total liabilities and stockholders’ equity	$4,061,438			$3,508,354
Net interest income, on a tax equivalent basis			$66,392			$56,176	$11,846	$(1,630)	$10,216	18.19%
Net interest margin (4)		3.50%			3.43%
Net interest spread (5)		3.45%			3.35%

Notes:

(1) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(2) Loan fees of $6.6 million are included in interest income in 2022, inclusive of $119,000 in 2022 in SBA fees related to PPP loans. Loan fees of $7.5 million are included in interest income in 2021, inclusive of $2.3 million in  2021 in SBA fees related to PPP loans.

(3) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,
	2022		2021
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	28,785	4.28%	25,188	4.31%
Origination and other fee income	3,502	0.52%	2,712	0.46%
PPP loan fee income	17	—%	1,045	0.18%
Loan tax credits	521	0.08%	531	0.09%
Total	$32,825	4.88%	$29,476	5.04%

	Six Months Ended June 30,
	2022		2021
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	55,357	4.26%	49,973	4.32%
Origination and other fee income	6,432	0.50%	5,180	0.45%
PPP loan fee income	119	0.01%	2,285	0.20%
Loan tax credits	1,042	0.08%	1,063	0.09%
Total	$62,950	4.85%	$58,501	5.06%

Net interest margin for the six months ended June 30, 2022 and 2021 was 3.50% and 3.43%, respectively, and 3.63% and 3.37% for the quarter ended June 30, 2022 and 2021, respectively. The increase in net interest margin for the three months ended June 30, 2022 was due to an increase in the yield earned on our earning assets, other than loans, and a decrease in rates paid on our interest-bearing liabilities, partially offset by a decrease in the yield earned on loans. The increase in net interest margin for the six months ended June 30, 2022  was due to an increase in the yield earned on our earning assets, with the exception of loans, and a decrease in rates paid on our interest-bearing liabilities. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased 150 basis points in the six months ended June 30, 2022, as the Federal Reserve sought to address high levels of inflation. The direction and speed with which short-term interest rates move has an impact on our net interest income. At present, we believe the Federal Reserve plans to continue to raise short-term rates as long as inflation remains elevated, as evidenced by the Federal Reserve's decision to raise short term rates an additional 75 basis points on July 27, 2022. If short term interest rates continue to increase and we continue to experience loan growth that outpaces our deposit growth, then our net interest income should increase during the remainder of 2022 and into 2023, though, as noted below, the rates we pay on our deposits may increase as well. The yield on loans decreased during the three and six months ended June 30, 2022 when compared to the comparable periods in 2021 due to a decrease in loan fees largely related to PPP loans. Loan fees related to PPP loans for the six months ended June 30, 2022 and 2021 accounted for 1 basis point versus 20 basis points, respectively, of our loan yields. Loan fees related to PPP loans for the quarter ended June 30, 2022 and 2021 accounted for no basis points versus 18 basis points, respectively, of our loan yields. In addition, in the first half of 2022 the rising rate environment had not yet positively impacted a significant portion of our variable rate loans with loan floors above the prime rate then in effect. We believe the effect of the loan floors will subside as rates continue to rise as expected and should contribute to an increase in yields and an expansion of our net interest margin in the second half of 2022. The yield on securities increased due to management's decision to utilize the Company's excess liquidity to purchase additional higher yielding securities. The net interest spread was 3.45% and 3.35% for the six months ended June 30, 2022 and June 30, 2021, respectively, and 3.58% and 3.30% for the quarter ended June 30, 2022 and 2021, respectively. The rate we pay on our deposits decreased in the three and six months ended June 30, 2022 when compared to the comparable period in 2021, as we decreased the rates we paid on several of our deposit products and higher paying time deposits repriced at lower rates throughout 2021.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and six months ended June 30, 2022 totaled $34,857,000 and $66,212,000, respectively compared to $28,539,000 and $56,023,000 for the same periods in 2021, an increase of $6,318,000 and  $10,189,000, between respective periods.

The increase in interest income for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021 was primarily attributable to an increase in interest and fees earned on loans as well as as increase in interest and dividends earned on securities. The increase in interest and fees earned on loans resulted from an overall increase in average loans, partially offset by the decreased yield discussed above. The increase in interest and dividends earned on securities resulted from an overall increase in the average balance of securities, due to management's decision to purchase additional securities to utilize excess liquidity, and increase in rates. The ratio of average earning assets to total average assets for the three and six months ended June 30, 2022 was 95.4% and 95.7%, respectively, compared to 95.9% and 96.0% for the same period in 2021.

The decrease in interest expense for the three and six months ended June 30, 2022 as compared to the prior year's comparable period was primarily due to a decrease in the rates of average interest bearing deposits, reflecting the low rate environment that we have experienced since the first quarter of 2020, as well as the Company decreasing rates on several of our deposit products. Although prime rate and other indices have increased during the six months ended June 30, 2022, our deposit betas were lower than our historical trends due to excess liquidity on our balance sheet and rates in our market areas repricing slower than anticipated. The decrease in rates was partially offset by an overall increase in the volume of average interest-bearing deposits. Should our liquidity decrease, including as a result of loan growth that outpaced deposit growth, the rates we pay on our deposits may increase at levels that exceed those levels we experienced in the first half of 2022.

Provision for Credit Losses and Allowance for Credit Losses

On January 1, 2022, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses for the six months ended June 30, 2022 was $3,517,000 calculated under the CECL methodology, compared to $882,000 incurred in the first six months of 2021 under the incurred loss methodology. The provision for credit losses for the three months ended June 30, 2022 was $1,625,000 calculated under the CECL methodology, compared to $55,000 recorded in the three months ended June 30, 2021 under the incurred loss methodology. The increase in provision expense for the three and six months ended June 30, 2022 from the comparable period in 2021 is primarily attributable to an increase in the volume of loans originated during the period. While the local and national economic outlooks have improved in 2022, we believe the challenges affecting supply chains globally and labor shortages stemming from the COVID-19 pandemic are still impacting our clients. In addition, persistent elevated inflation as well as the war in Ukraine remain challenges to the economy and are also negatively impacting our clients.

Upon and subsequent to adoption of CECL, for available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At January 1, 2022 and June 30, 2022, we determined that all available-for-sale securities that experienced a decline in fair value below the amortized cost basis were due to noncredit-related factors, principally the result of the rising interest rate environment we have been experiencing. Therefore, there was no provision for credit loss recognized during the six months ended June 30, 2022 with respect to our available-for-sale securities.

The Bank’s charge-off policy for collateral dependent loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans charged off for the first six months of 2022 totaled approximately $347,000 compared to approximately $107,000 in net loans charged off during the first six months of 2021. The volume of net loans charged off for the second quarter of June 30, 2022 totaled approximately $165,000 compared to approximately $71,000 in net charge offs during the second quarter of 2021.

Our allowance for credit losses at June 30, 2022 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. The allowance for credit losses (net of charge-offs and recoveries) was $35,238,000 at June 30, 2022, a decrease of $4,394,000 or 11.09%, from an allowance for loan losses of $39,632,000 at December 31, 2021 and a decrease of $4,076,000, or 10.37%, from an allowance for loan losses of $39,314,000 at June 30, 2021. The decrease in the allowance for credit losses is the result of the implementation of CECL on January 1, 2022, which resulted in a downward adjustment to the opening balance of the allowance for credit losses of $7.6 million; offset by increased provisioning during the six months ended June 30, 2022 largely due to an increase in loan growth. The allowance for credit losses was 1.27% of total loans outstanding at June 30, 2022, compared to an allowance for loan losses of 1.60% of total loans at December 31, 2021 and 1.64% at June 30, 2021. The internally classified loans as a percentage of the allowance for credit losses and allowance for loan losses, as applicable, were 16.1%, 19.4%, and 17.8% respectively, at June 30, 2022, December 31, 2021, and June 30, 2021.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at June 30, 2022 to be adequate, but if forecasted economic conditions deteriorate beyond management’s current expectations the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,777	$1,411	$366	25.94%	$3,496	$2,736	$760	27.78%
Brokerage income	1,690	1,681	9	0.54	3,429	3,079	350	11.37
Debit and credit card interchange income	3,734	3,353	381	11.36	6,611	5,882	729	12.39
Other fees and commissions	460	316	144	45.57	768	625	143	22.88
Income on BOLI and annuity contracts	382	218	164	75.23	717	631	86	13.63
Gain on sale of loans	511	2,048	(1,537)	(75.05)	2,725	5,654	(2,929)	(51.80)
Mortgage servicing income	23	—	23	100.00	23	—	23	100.00
Gain (loss) on sale of fixed assets	—	(23)	23	(100.00)	28	(23)	51	(221.74)
Loss on sale of other real estate	—	(11)	11	(100.00)	—	(11)	11	(100.00)
Gain on sale of other assets	—	—	—	—	8	1	7	700.00
Other income	2	—	2	100.00	(8)	—	(8)	(100.00)
Total non-interest income	$8,579	$8,993	$(414)	(4.60%)	$17,797	$18,574	$(777)	(4.18%)

The decrease in non-interest income for the three and six months ended June 30, 2022 when compared to the comparable periods in 2021 is attributable to a decrease in gain on sale of loans; partially offset by an increase in service charges on deposit accounts, an increase in debit and credit card interchange income, and an increase in brokerage income.

The decrease in gain on sale of loans for the six months ended June 30, 2022 was due to a decrease in the volume of refinancing transactions due to rising mortgage interest rates as a result of the Federal Reserve ending quantitative easing and increasing the Federal Funds rate. In addition, inflation has increased home prices which has contributed to a decrease in the volume of home purchases. The volume of mortgage loans originated for the six months ended June 30, 2022 was $79,099,000 compared to $128,810,000 for the six months ended June 30, 2021. The mortgage industry expects volume to continue to decrease throughout the remainder of 2022. In anticipation of the slowing of mortgage origination volume due to the rising rate environment, the Company began to retain servicing rights on some of the loans it originates during the first quarter of 2022. We expect Encompass to contribute additional income through gain on sale of loans and operating fees paid to the Bank which should increase as the volume of mortgages made by Encompass increases.

The increase in service charges on deposit accounts for the three and six months ended June 30, 2022 primarily was due to an increase in service charges earned on overdraft fees and fees for paper statements. The increase in service charges on overdraft fees resulted from an increase in consumer spending. The increase in fees for paper statements resulted from an account conversion that placed new qualifications on certain account types.

The increase in debit and credit card interchange income for the three and six months ended June 30, 2022 was due to an increase in the number and volume of debit card holders and transactions.

The increase in brokerage income for the three and six months ended June 30, 2022 was primarily due to an increase in the opening of new investment accounts during the last twelve months.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$14,514	$14,022	$492	3.51%	$28,910	$27,322	$1,588	5.81%
Occupancy expenses, net	1,397	1,340	57	4.25	2,745	2,631	114	4.33
Advertising & public relations expense	688	607	81	13.34	1,347	1,094	253	23.13
Furniture and equipment expense	853	836	17	2.03	1,709	1,662	47	2.83
Data processing expense	1,868	1,523	345	22.65	3,625	2,910	715	24.57
ATM & interchange expense	1,251	1,214	37	3.05	2,443	2,304	139	6.03
Directors’ fees	148	127	21	16.54	301	284	17	5.99
Audit, legal & consulting expenses	191	172	19	11.05	418	361	57	15.79
Provision (benefit) for credit losses on unfunded commitments	(608)	137	(745)	(543.80)	217	137	80	58.39
Other operating expenses	3,025	3,050	(25)	(0.82)	5,749	5,769	(20)	(0.35)
Total non-interest expense	$23,327	$23,028	$299	1.30%	$47,464	$44,474	$2,990	6.72%

The increase in non-interest expense for the three and six months ended June 30, 2022 when compared to the comparable periods in 2021 is primarily attributable to an increase in salaries and employee benefits, an increase in occupancy expense, an increase in data processing expense, an increase in advertising expense, and an increase in ATM & interchange expense, partially offset by a decrease in provision for credit losses on unfunded commitments for the three months ended June 30, 2022.

Salaries and employee benefits increased for the three and six months ended June 30, 2022 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations and branch count as well as an increase in incentives. The increase in occupancy expense is primarily attributable to an increase in lease expense due to an increase in leased branches, an increase in depreciation expense resulting from the opening of a new branch, and an increase in utilities due to an increase in cost of energy. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow and competition to retain and attract associates is becoming more intense.

Data processing expense increased for the three and six months ended June 30, 2022 primarily due to an increase in computer maintenance, computer license expense, and call center expense. The computer maintenance and license expenses included movement of in-house systems to cloud servers, additional investments in digital banking solutions, and an increase in information security expenses. The increase in call center expense resulted from an increase in call volume due to the call center extending their operating hours. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow and the focus on the acceleration of digital product offerings increases.

Advertising and public relations expense increased for the three and six months ended June 30, 2022 partially due to the opening of a new branch which included targeted marketing efforts to drive traffic and awareness for the new location, as well as additional targeted marketing efforts to help increase market share in our growth areas. We also saw an increase in expenses related to the return of in-person events, both bank hosted and those hosted by our community partners, as COVID-19 restrictions continued to loosen. In addition, we purchased several new marquee signs that we installed at local schools. The Company was also the sole sponsor for a Habitat for Humanity home build.

ATM and interchange expense increased for the three and six months ended June 30, 2022 primarily due to an increase in debit card interchange fee expense due to the volume of transactions, and an increase in economic activity.

Provision for credit losses on unfunded commitments decreased for the three months ended June 30, 2022 due primarily to decreased levels of unfunded commitments in our construction portfolio.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended June 30, 2022 and 2021 was 53.70% and 61.36%, respectively. Our efficiency ratio for the six months ended June 30, 2022 and 2021 was 56.50% and 59.62%, respectively. The decrease in the efficiency ratio for the three and six months ended June 30, 2022 was due to increased levels of interest income coupled with management's efforts to reduce other operating expenses.

Income Taxes

The Company’s income tax expense was $7,514,000 for the six months ended June 30, 2022, an increase of $556,000 over the comparable period in 2021. Income tax expense was $4,343,000 for the quarter ended June 30, 2022, an increase of $1,033,000 over the same period in 2021. The percentage of income tax expense to net income before taxes was 22.75% and 23.80% for the six months ended June 30, 2022 and June 30, 2021, respectively, and 23.50% and 22.91% for the quarters ended June 30, 2022 and 2021, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $121,545,000, or 3.05%, to $4,111,141,000 at June 30, 2022 from $3,989,596,000 at December 31, 2021. Total assets increased $3,536,000, or 0.09%, at June 30, 2022 from March 31, 2022. Loans, net of allowance for credit losses, totaled $2,737,002,000 at June 30, 2022, a 11.98% increase compared to $2,444,282,000 at December 31, 2021, and a 5.63% increase compared to $2,591,006,000 at March 31, 2022.  In 2021, management targeted owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus on growing our loan portfolio. In 2022, management is targeting owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus.

The following details the loans of the Company at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$741,595	26.62%	$689,579	27.63%	$52,016	7.54%
Commercial and multi-family real estate	930,093	33.39	908,673	36.41	21,420	2.36
Construction, land development and farmland	793,775	28.50	612,659	24.55	181,116	29.56
Commercial, industrial and agricultural	119,186	4.28	118,155	4.73	1,031	0.87
1-4 family equity lines of credit	121,102	4.35	92,229	3.69	28,873	31.31
Consumer and other	79,795	2.86	74,643	2.99	5,152	6.90
Total loans before net deferred loan fees	$2,785,546	100.00%	$2,495,938	100.00%	$289,608	11.60%

  Overall, the Bank's loan demand and related new loan production has continued to be strong. The net loan growth of 11.98% from December 31, 2021, reflects the strong production, partially offset by several large loan payoffs. The demand is supported by the continued rise in new borrowers moving into the Bank's primary market areas, the opening of new branches, and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank being able to grow its residential portfolio through marketing efforts directed at those building houses, and the developing investor sector of 1-4 family. The increase in construction, land development and farmland loans, commercial and multi-family real estate, and 1-4 family equity lines of credit is primarily attributable to the addition of several large loan relationships. Although the Company has continued to grow loans in 2022, the Company could experience a decline in demand for loans as interest rates continue to rise and the economy softens, including as a result of persistent high inflation.

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

Securities increased  $18,522,000, or 2.06%, to $916,107,000 at June 30, 2022 from $897,585,000 at December 31, 2021, and increased $27,587,000, or 3.10%, from March 31, 2022 primarily due to the purchase of new securities partially offset by an increase in interest rates that caused the fair market value of our securities portfolio to decline. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2022 was 1.90% with a weighted average life of 8.08 years, as compared to an average yield of 1.59% and a weighted average life of 8.17 years at December 31, 2021. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and equipment decreased$792,000, or 1.26%, from December 31, 2021 to June 30, 2022. The primary reason for the decrease was due to current year depreciation of $2,237,000. This was partially offset by an increase in leasehold improvements and an increase in furniture, fixtures and equipment from the opening of a new branch, the remodel of one branch, as well as an increase in equipment that was primarily attributable to the purchase of new debit card printers for several branches and security cameras, an increase in computer hardware and software, and the purchase of a company vehicle.

The increase in deposits in the first six months of 2022, which is described below, was outpaced by loan growth during the period, causing interest bearing deposits with other financial institutions to decrease. Interest bearing deposits with other financial institutions decreased to $183,353,000 at June 30, 2022 from $400,940,000 at December 31, 2021.

Total liabilities increased by 4.80% to $3,747,692,000 at June 30, 2022 compared to $3,575,879,000 at December 31, 2021. Total liabilities increased $19,985,000, or 0.54%, at June 30, 2022 from the quarter ended March 31, 2022. The increase in total liabilities since December 31, 2021 was composed of a $155,735,000, or 4.38%, increase in total deposits and a $16,078,000, or 77.27%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2021 was primarily attributable to the opening of new deposit accounts as well as refunds to customers from the filing of their tax returns. The increase in accrued interest and other liabilities since December 31, 2021 was primarily attributable to an increase in reserve for unfunded commitments due to the adoption of CECL on January 1, 2022, which resulted in an adjustment to the opening balance of the reserve for unfunded commitments of $6,195,000 and an increased provisioning of $217,000 during the six months ended June 30, 2022 due to growth in off-balance sheet commitments. This increase was also attributable to an increase in escrow payable, an increase in finance lease payable, and an increase in employee bonus payable, partially offset by a decrease in interest payable on CDs as customers have moved their funds to NOW and money market accounts as a result of the recent and anticipated interest rate increases. We expect to see a slight downward trend in deposits as inflation has caused consumers to spend more money and as consumers seek to move deposits from liquid funds to other higher earning investments.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at June 30, 2022 totaled $1,302,000, an increase from $389,000 at December 31, 2021. The increase in non-performing loans during the six months ended June 30, 2022 of $913,000 is due primarily to the addition of one residential 1-4 family real estate loan relationship and one large consumer loan relationship that were not 90 days past due at December 31, 2021, partially offset by one residential 1-4 family real estate loan relationship that is no longer 90 days past due. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans, non-performing TDRs and other real estate owned divided by our total assets outstanding. Our NPA ratio for the periods ended June 30, 2022 and December 31, 2021 was 0.03% and 0.01%, respectively.

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

At June 30, 2022 the Company had a recorded investment in collateral dependent loans totaling $650,000, down from a recorded investment in impaired loans totaling $668,000 at December 31, 2021. The decrease during the six months ended June 30, 2022 as compared to December 31, 2021 is primarily due to the paydown of three collateral dependent relationships. The allowance for credit losses related to collateral dependent loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the six months ended June 30, 2022 were $347,000 as compared to $107,000 in net charge-offs for the same period in 2021. Overall, the Bank has experienced minimal charge-offs during 2022. It is expected that charge-offs will be modest for the remainder of 2022; however, unanticipated changes in local economic conditions may negatively impact charge-offs in the future.

At June 30, 2022, our internally classified loans decreased $2,001,000, or 26.03%, to $5,685,000 from $7,686,000 at December 31, 2021 primarily due to the payoff of three internally classified loan relationships. Classified loan balances have remained relatively consistent due to the stable markets in which we operate and economic stimulus provided in response to the COVID-19 pandemic; however, if short-term rates continue to rise and economic conditions soften, our classified loan balances could increase. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

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

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, FHLB advances, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security maturities. At June 30, 2022, the Company’s liquid assets totaled $770.2 million down from $985.9 million at December 31, 2021. Additionally, as of June 30, 2022, the Company had available approximately $129.2 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $466.6 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had an asset sensitive position (a positive gap) as of June 30, 2022. Asset sensitivity means that more of the Company’s assets are capable of re-pricing over certain time frames than its liabilities. The interest rates associated with these assets may not actually change over this period but are capable of changing. Asset sensitivity generally should lead to an expansion in net interest margin in a rising rate environment, but for that to occur the Bank will need to reprice its assets more quickly than it reprices rates it pays on deposits. Conversely, a declining rate environment and an asset sensitive balance sheet could have a short-term negative impact on net interest margin, as assets would likely re-price faster than liabilities. Management regularly monitors the deposit rates of the Company’s competitors. The Company’s net interest margin and earnings could be negatively impacted if short-term rates continue to rise and competitive pressures in the Company's market areas force the Company to hold loan yields steady or increase deposit rates faster than it is able to increase yields on loans. As discussed elsewhere herein, the Bank anticipates that its net interest margin is likely to expand during the remainder of 2022 because of the Company's current balance sheet position and the rising rate environment we are currently experiencing and expect to continue in the near term. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2022, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-200 BP(1)	-100 BP(1)	+100 BP	+200 BP	+300 BP
Net interest income	(5.41)%	(2.60)%	(1.13)%	(1.77)%	(2.54)%
EVE	(15.38)%	(3.96)%	(1.11)%	(2.00)%	(3.52)%

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand. At June 30, 2022, securities totaling appro ximately $30,204,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2022 , loans totaling appr oximately $855,017,000 either will become du e or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at June 30, 2022 , certificates of deposit of $250,000 or greater totaling approxi mately $99,201,000 will beco me due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future.

Off Balance Sheet Arrangements

At June 30, 2022, we had unfunded loan commitments outstanding of $1,273,534,000 and outstanding standby letters of credit of $98,496,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2022, total stockholders’ equity was $363,449,000, or 8.84% of total assets, which compares with $413,717,000, or 10.37% of total assets, at December 31, 2021. The dollar decrease in stockholders’ equity during the six months ended June 30, 2022 is the result of the net effect of a $74,550,000 unrealized loss on investment securities net of applicable income tax benefit of $26,377,000, cash dividends declared of $12,360,000, net of $9,613,000 reinvested under the Company’s dividend reinvestment plan, $371,000 related to stock option compensation, and $1,011,000 related to the cumulative effect of change in accounting principle for the adoption of CECL, partially offset by the Company’s net income of $25,512,000 and proceeds from the issuance of common stock related to exercise of stock options of $96,000. Also included was $2,000 of net income related to minority interest and $37,000 in non-controlling contributions related to Encompass.

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

There have been no material changes in reported market risks during the six months ended June 30, 2022.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 9, 2022	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: August 9, 2022	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer