Form 10-Q
period 2022-09-30
WILSON BANK HOLDING CO
filed 2022-11-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Common stock outstanding: 11,461,087 shares at November 9, 2022

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

	(Unaudited)	(Audited)
	September 30, 2022	December 31, 2021
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$2,991,325	$2,483,914
Less: Allowance for credit losses	(37,580)	(39,632)
Net loans	2,953,745	2,444,282
Securities available-for-sale, at market (amortized cost $995,115 and $906,135, respectively)	839,152	897,585
Loans held for sale	3,555	11,843
Interest bearing deposits	78,713	400,940
Restricted equity securities	4,357	5,089
Federal funds sold	—	27,055
Total earning assets	3,879,522	3,786,794
Cash and due from banks	16,859	25,423
Bank premises and equipment, net	60,074	62,846
Accrued interest receivable	9,868	7,641
Deferred income tax asset	52,874	12,792
Bank owned life insurance	57,619	46,206
Other assets	48,765	43,089
Goodwill	4,805	4,805
Total assets	$4,130,386	$3,989,596
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$436,287	$433,500
Interest bearing	1,097,905	1,030,743
Savings and money market accounts	1,611,120	1,497,669
Time	600,344	593,159
Total Deposits	3,745,656	3,555,071
Accrued interest payable and other liabilities	42,167	20,808
Total liabilities	3,787,823	3,575,879
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,460,587 and 11,201,504 shares, respectively	22,921	22,403
Additional paid-in capital	121,526	105,177
Retained earnings	313,287	292,452
Noncontrolling interest in consolidated subsidiary	32	—
Accumulated other comprehensive losses, net of taxes of $40,760 and $2,235 respectively	(115,203)	(6,315)
Total stockholders’ equity	342,563	413,717
Total liabilities and stockholders’ equity	$4,130,386	$3,989,596

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$36,566	$30,773	$98,474	$88,211
Interest and dividends on securities:
Taxable securities	4,374	2,372	11,548	6,167
Exempt from federal income taxes	351	329	1,030	905
Interest on loans held for sale	64	80	232	340
Interest on federal funds sold	29	4	95	9
Interest on balances held at depository institutions	585	128	1,126	315
Interest and dividends on restricted securities	55	33	115	84
Total interest income	42,024	33,719	112,620	96,031
Interest expense:
Interest on negotiable order of withdrawal accounts	522	475	1,444	1,383
Interest on money market and savings accounts	1,942	482	3,060	1,587
Interest on time deposits	1,406	1,884	3,717	6,027
Interest on Federal Home Loan Bank advances	—	—	—	133
Interest on Federal funds purchased	7	—	7	—
Interest on finance leases	17	—	50	—
Total interest expense	3,894	2,841	8,278	9,130
Net interest income before provision for credit losses	38,130	30,878	104,342	86,901
Provision for credit losses	2,543	130	6,060	1,012
Net interest income after provision for credit losses	35,587	30,748	98,282	85,889
Non-interest income:
Service charges on deposit accounts	1,974	1,682	5,470	4,418
Brokerage income	1,919	1,586	5,348	4,665
Debit and credit card interchange income	3,259	3,012	9,870	8,894
Other fees and commissions	376	439	1,144	1,064
Income on BOLI and annuity contracts	357	315	1,074	946
Gain (loss) on sale of loans	(56)	2,275	2,669	7,929
Mortgage servicing income	40	—	63	—
Gain (loss) on sale of securities	(281)	28	(281)	28
Gain (loss) on sale of fixed assets	232	(6)	260	(29)
Loss on sale of other real estate	—	(4)	—	(15)
Gain on sale of other assets	—	1	8	2
Other income	47	20	39	20
Total non-interest income	7,867	9,348	25,664	27,922
Non-interest expense:
Salaries and employee benefits	14,443	13,456	43,353	40,778
Occupancy expenses, net	1,422	1,436	4,167	4,067
Advertising & public relations expense	886	736	2,233	1,830
Furniture and equipment expense	838	846	2,547	2,508
Data processing expense	1,908	1,509	5,533	4,419
ATM & interchange expense	1,363	1,218	3,806	3,522
Directors’ fees	146	179	447	463
Audit, legal & consulting expenses	217	323	635	684
Provision expense (benefit) for credit losses on unfunded commitments	(515)	84	(298)	221
Other operating expenses	3,040	2,904	8,789	8,673
Total non-interest expense	23,748	22,691	71,212	67,165
Earnings before income taxes	19,706	17,405	52,734	46,646
Income taxes	4,523	4,063	12,037	11,021
Net earnings	$15,183	$13,342	$40,697	$35,625
Net loss attributable to noncontrolling interest	7	—	5	—
Net earnings attributable to Wilson Bank Holding Company	$15,190	$13,342	$40,702	$35,625
Weighted average number of common shares outstanding-basic	11,429,027	11,165,313	11,348,628	11,110,006
Weighted average number of common shares outstanding-diluted	11,460,943	11,197,410	11,380,255	11,140,586
Basic earnings per common share	$1.33	$1.19	$3.59	$3.21
Diluted earnings per common share	$1.33	$1.19	$3.58	$3.20
Dividends per common share	$0.75	$0.75	$1.85	$1.35

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

Three Months and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands)
Net earnings	$15,183	$13,342	$40,697	$35,625
Other comprehensive earnings (losses):
Unrealized losses on available-for-sale securities	(46,767)	(3,840)	(147,694)	(11,521)
Reclassification adjustment for net losses (gains) included in net earnings	281	(28)	281	(28)
Tax effect	12,148	1,011	38,525	3,019
Other comprehensive earnings (losses):	(34,338)	(2,857)	(108,888)	(8,530)
Comprehensive earnings (losses)	$(19,155)	$10,485	$(68,191)	$27,095
Comprehensive (earnings) losses attributable to noncontrolling interest	7	—	5	—
Comprehensive earnings (losses) attributable to Wilson Bank Holding Company	$(19,148)	$10,485	$(68,186)	$27,095

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three months ended:
September 30, 2022
Balance at beginning of period	$22,717	114,943	306,615	39	(80,865)	363,449
Cash dividends declared, $.75 per share	—	—	(8,518)	—	—	(8,518)
Issuance of 99,224 shares of common stock pursuant to dividend reinvestment plan	199	6,305	—	—	—	6,504
Issuance of 2,839 shares of common stock pursuant to exercise of stock options, net	5	63	—	—	—	68
Share based compensation expense	—	215	—	—	—	215
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $12,148	—	—	—	—	(34,338)	(34,338)
Net earnings (loss) for the quarter	—	—	15,190	(7)	—	15,183
Balance at end of period	$22,921	121,526	313,287	32	(115,203)	342,563

September 30, 2021
Balance at beginning of period	$22,170	98,321	273,622	—	1,492	395,605
Cash dividends declared, $.75 per share	—	—	(8,314)	—	—	(8,314)
Issuance of 103,141 shares of common stock pursuant to dividend reinvestment plan	206	6,080	—	—	—	6,286
Issuance of 6,182 shares of common stock pursuant to exercise of stock options, net	13	239	—	—	—	252
Share based compensation expense	—	115	—	—	—	115
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $1,011	—	—	—	—	(2,857)	(2,857)
Net earnings for the quarter	—	—	13,342	—	—	13,342
Balance at end of period	$22,389	104,755	278,650	—	(1,365)	404,429

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Nine Months Ended:
September 30, 2022
Balance at beginning of period	$22,403	105,177	292,452	—	(6,315)	413,717
Cash dividends declared, $1.85 per share	—	—	(20,878)	—	—	(20,878)
Issuance of 250,329 shares of common stock pursuant to dividend reinvestment plan	501	15,616	—	—	—	16,117
Issuance of 8,754 shares of common stock pursuant to exercise of stock options, net	17	147	—	—	—	164
Share based compensation expense	—	586	—	—	—	586
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $38,525	—	—	—	—	(108,888)	(108,888)
Cumulative effect of change in accounting principle from the adoption of ASC 326	—	—	1,011	—	—	1,011
Noncontrolling interest contribution	—	—	—	37	—	37
Net earnings (loss) for the period	—	—	40,702	(5)	—	40,697
Balance at end of period	$22,921	121,526	313,287	32	(115,203)	342,563

September 30, 2021
Balance at beginning of period	$21,987	93,034	257,935	—	7,165	380,121
Cash dividends declared, $1.35 per share	—	—	(14,910)	—	—	(14,910)
Issuance of 186,583 shares of common stock pursuant to dividend reinvestment plan	373	10,815	—	—	—	11,188
Issuance of 14,333 shares of common stock pursuant to exercise of stock options, net	29	544	—	—	—	573
Share based compensation expense	—	362	—	—	—	362
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $3,019	—	—	—	—	(8,530)	(8,530)
Net earnings for the period	—	—	35,625	—	—	35,625
Balance at end of period	$22,389	104,755	278,650	—	(1,365)	404,429

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$40,697	$35,625
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for credit losses	6,060	1,012
Deferred income taxes benefit	(1,915)	(1,056)
Depreciation and amortization of premises and equipment	3,346	3,180
Loss (gain) on disposal of premises and equipment	(260)	29
Net amortization of securities	3,181	3,999
Net realized losses (gains) on sales of securities	281	(28)
Gains on mortgage loans sold, net	(2,669)	(7,929)
Share-based compensation expense	1,410	986
Loss on other real estate	—	15
Gain on sale of other assets	(8)	(2)
Increase in value of life insurance and annuity contracts	(1,074)	(766)
Mortgage loans originated for resale	(94,149)	(167,429)
Proceeds from sale of mortgage loans	105,106	184,296
Right of use asset amortization	293	1,299
Change in
Accrued interest receivable	(2,227)	(681)
Other assets	249	(4,598)
Accrued interest payable	94	(860)
Other liabilities	3,633	5,917
TOTAL ADJUSTMENTS	21,351	17,384
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,048	53,009
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(175,289)	(403,894)
Sales	12,073	39,652
Maturities, prepayments and calls	70,774	120,378
Redemptions (purchases) of restricted equity securities	732	—
Net increase in loans	(511,575)	(94,979)
Purchase of buildings, leasehold improvements, and equipment	(505)	(7,671)
Proceeds from sale of premises and equipment	260	—
Proceeds from sale of other assets	34	83
Proceeds from sale of other real estate	—	167
Purchase of life insurance and annuity contracts	(10,729)	(15,000)
Increase in other investments	—	(2,000)
NET CASH USED IN INVESTING ACTIVITIES	(614,225)	(363,264)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	183,400	421,953
Net change in deposits - time	7,185	(8,052)
Net change in Federal Home Loan Bank Advances	—	(3,638)
Change in escrow balances	8,326	(2,148)
Repayment of finance lease obligation	(20)	—
Noncontrolling interest contributions	37	—
Issuance of common stock related to exercise of stock options	164	573
Issuance of common stock pursuant to dividend reinvestment plan	16,117	11,188
Cash dividends paid on common stock	(20,878)	(14,910)
NET CASH PROVIDED BY FINANCING ACTIVITIES	194,331	404,966
NET CHANGE IN CASH AND CASH EQUIVALENTS	(357,846)	94,711
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	453,418	338,856
CASH AND CASH EQUIVALENTS - END OF PERIOD	$95,572	$433,567

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2022 and 2021

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$8,184	$9,259
Taxes	$15,346	$13,327
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of tax benefit of $38,525 and $3,019 for the nine months ended September 30, 2022 and 2021, respectively	$(108,888)	$(8,530)
Non-cash transfers from loans to other real estate	$—	$182
Non-cash transfers from loans to other assets	$—	$81

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

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In March 2020, the FASB issued this ASU and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company has discontinued originating LIBOR-based loans during 2022 and has begun negotiating loans primarily using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For the Company’s currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. The Company expects to complete all transitions by August 2023.

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

The following schedule details the loans of the Company at September 30, 2022 and December 31, 2021:

	(In Thousands)
	September 30, 2022	December 31, 2021

Residential 1-4 family real estate	$812,433	$689,579
Commercial and multi-family real estate	993,647	908,673
Construction, land development and farmland	853,326	612,659
Commercial, industrial and agricultural	124,115	118,155
1-4 family equity lines of credit	142,043	92,229
Consumer and other	79,720	74,643
Total loans before net deferred loan fees	3,005,284	2,495,938
Net deferred loan fees	(13,959)	(12,024)
Total loans	2,991,325	2,483,914
Less: Allowance for credit losses	(37,580)	(39,632)
Net loans	$2,953,745	$2,444,282

Risk characteristics relevant to each portfolio segment are as follows:

Construction, land development and farmland: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayments substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Commercial, industrial, and agricultural: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Also included in this category are PPP loans guaranteed by the SBA, which totaled $169,000 at  September 30, 2022 and $5.0 million at December 31, 2021. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2022  and allowance for loan losses for the nine months ended September 30, 2021 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2022
Allowance for credit losses:
Beginning balance January 1,	$9,242	16,846	9,757	1,329	1,098	1,360	39,632
Impact of adopting ASC 326	(3,393)	(3,433)	(266)	219	(324)	(367)	(7,564)
Provision for credit losses on loans	1,048	1,155	2,504	106	312	935	6,060
Charge-offs	(8)	—	—	(9)	—	(1,038)	(1,055)
Recoveries	106	—	17	27	—	357	507
Ending balance	$6,995	14,568	12,012	1,672	1,086	1,247	37,580

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2021
Allowance for loan losses:
Beginning balance January 1,	$8,203	18,343	8,090	1,391	997	1,515	38,539
Provision	620	(1,378)	1,741	(120)	53	96	1,012
Charge-offs	—	—	(23)	(3)	—	(690)	(716)
Recoveries	58	—	47	5	—	366	476
Ending balance	$8,881	16,965	9,855	1,273	1,050	1,287	39,311

Transactions in the allowance for credit losses for the three months ended  September 30, 2022 and allowance for loan losses for the three months ended  September 30, 2021 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2022
Allowance for credit losses:
Beginning balance July 1,	$6,291	13,609	11,696	1,542	916	1,184	35,238
Provision for credit losses	616	959	305	119	170	374	2,543
Charge-offs	(8)	—	—	(9)	—	(445)	(462)
Recoveries	96	—	11	20	—	134	261
Ending balance	$6,995	14,568	12,012	1,672	1,086	1,247	37,580

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2021
Allowance for loan losses:
Beginning balance July 1,	$8,540	17,583	9,353	1,294	1,048	1,496	39,314
Provision	331	(618)	484	(22)	2	(47)	130
Charge-offs	—	—	—	—	—	(276)	(276)
Recoveries	10	—	18	1	—	114	143
Ending balance	$8,881	16,965	9,855	1,273	1,050	1,287	39,311

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

The following table presents the amortized cost basis of collateral dependent loans at September 30, 2022, which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
September 30, 2022
Residential 1-4 family real estate	$131	—	131
Commercial and multi-family real estate	512	—	512
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$643	—	643

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

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the nine months ended September 30, 2021, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASC 326:

	September 30, 2021
	Average Recorded Investment	Interest Income Recognized
	In Thousands
With no related allowance recorded:
Residential 1-4 family real estate	$870	6
Commercial and multi-family real estate	248	11
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$1,118	17
With related allowance recorded:
Residential 1-4 family real estate	$912	—
Commercial and multi-family real estate	508	7
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$1,420	7
Total:
Residential 1-4 family real estate	$1,782	6
Commercial and multi-family real estate	756	18
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
	$2,538	24

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

The following tables present the Company’s nonaccrual loans and past due loans as of September 30, 2022 and December 31, 2021.

Loans on Nonaccrual Status

In Thousands
	September 30,	December 31,
	2022	2021
Residential 1-4 family real estate	$—	$—
Commercial and multi-family real estate	—	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
Total	$—	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 90 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 90 Days Past Due and Accruing
September 30, 2022
Residential 1-4 family real estate	$1,053	842	386	2,281	810,152	812,433	$386
Commercial and multi-family real estate	133	91	—	224	993,423	993,647	—
Construction, land development and farmland	—	48	—	48	853,278	853,326	—
Commercial, industrial and agricultural	76	74	—	150	123,965	124,115	—
1-4 family equity lines of credit	244	213	57	514	141,529	142,043	$57
Consumer and other	694	104	98	896	78,824	79,720	98
Total	$2,200	1,372	541	4,113	3,001,171	3,005,284	$541
December 31, 2021
Residential 1-4 family real estate	$2,072	169	357	2,598	686,981	689,579	$357
Commercial and multi-family real estate	—	—	—	—	908,673	908,673	—
Construction, land development and farmland	1,154	215	—	1,369	611,290	612,659	—
Commercial, industrial and agricultural	59	81	—	140	118,015	118,155	—
1-4 family equity lines of credit	170	—	9	179	92,050	92,229	9
Consumer and other	287	99	23	409	74,234	74,643	23
Total	$3,742	564	389	4,695	2,491,243	2,495,938	$389

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

The following table summarizes the carrying balances of TDRs at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(In thousands)
Performing TDRs	$846	$876
Nonperforming TDRs	114	165
Total TDRS	$960	$1,041

The following table outlines the amount of each troubled debt restructuring, categorized by loan classification, made during the nine months ended September 30, 2022 and the nine months ended September 30, 2021 (in thousands, except for number of contracts):

	September 30, 2022			September 30, 2021
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance	Number of Contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family real estate	—	$—	$—	—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	—	$—	$—	—	$—	$—

As of September 30, 2022 and  September 30, 2021 the Company had no loan relationships that had been previously classified as a TDR subsequently default within twelve months of restructuring.

As of September 30, 2022 there were no consumer mortgage loans in the process of foreclosure. As of  December 31, 2021, the Company's recorded investment in consumer mortgage loans in the process of foreclosure totaled $262,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $5.7 million at September 30, 2022 and $7.7 million at December 31, 2021. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of September 30, 2022:

	In Thousands
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total
September 30, 2022
Residential 1-4 family real estate
Pass	$234,604	259,368	111,245	63,610	30,948	86,292	21,489	807,556
Special mention	—	—	901	—	116	2,005	349	3,371
Substandard	—	—	37	131	—	1,338	—	1,506
Total Residential 1-4 family real estate	$234,604	259,368	112,183	63,741	31,064	89,635	21,838	812,433
Commercial and multi-family real estate
Pass	$198,521	228,852	163,568	109,657	75,934	187,572	29,249	993,353
Special mention	—	—	163	—	—	40	—	203
Substandard	—	—	—	—	—	91	—	91
Total Commercial and multi-family real estate	$198,521	228,852	163,731	109,657	75,934	187,703	29,249	993,647
Construction, land development and farmland
Pass	$300,954	279,972	88,983	10,153	5,551	10,074	157,560	853,247
Special mention	—	—	—	—	—	61	—	61
Substandard	—	—	—	—	—	18	—	18
Total Construction, land development and farmland	$300,954	279,972	88,983	10,153	5,551	10,153	157,560	853,326
Commercial, industrial and agricultural
Pass	$25,034	13,332	28,612	20,980	5,581	5,060	25,421	124,020
Special mention	—	21	19	—	—	55	—	95
Substandard	—	—	—	—	—	—	—	—
Total Commercial, industrial and agricultural	$25,034	13,353	28,631	20,980	5,581	5,115	25,421	124,115
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	141,915	141,915
Special mention	—	—	—	—	—	—	11	11
Substandard	—	—	—	—	—	—	117	117
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	142,043	142,043
Consumer and other
Pass	$23,251	13,365	7,409	6,404	486	6,932	21,672	79,519
Special mention	19	51	10	3	—	—	—	83
Substandard	74	14	14	1	14	1	—	118
Total Consumer and other	$23,344	13,430	7,433	6,408	500	6,933	21,672	79,720

The table below presents loan balances classified within each risk rating category based on year of origination as of September 30, 2022:

	In Thousands
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
September 30, 2022
Pass	$782,364	794,889	399,817	210,804	118,500	295,930	397,306	2,999,610
Special mention	19	72	1,093	3	116	2,161	360	3,824
Substandard	74	14	51	132	14	1,448	117	1,850
Total	$782,457	794,975	400,961	210,939	118,630	299,539	397,783	3,005,284

The following table outlines the risk category of loans as of December 31, 2021:

	In Thousands

	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 Family Equity Lines of Credit	Consumer and Other	Total
Credit Risk Profile by Internally Assigned Grade
December 31, 2021
Pass	$682,527	908,409	612,537	118,058	92,208	74,513	2,488,252
Special mention	5,566	—	93	96	11	89	5,855
Substandard	1,486	264	29	1	10	41	1,831
Total	$689,579	908,673	612,659	118,155	92,229	74,643	2,495,938

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$14,658	—	1,180	13,478
U.S. Government-sponsored enterprises (GSEs)	180,264	—	31,410	148,854
Mortgage-backed securities	531,472	5	78,069	453,408
Asset-backed securities	41,256	—	1,526	39,730
Corporate bonds	2,500	—	121	2,379
Obligations of states and political subdivisions	224,965	—	43,662	181,303
	$995,115	5	155,968	839,152

	December 31, 2021
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,320	—	99	7,221
U.S. Government-sponsored enterprises (GSEs)	163,700	20	4,490	159,230
Mortgage-backed securities	465,588	2,726	6,537	461,777
Asset-backed securities	46,583	213	83	46,713
Corporate bonds	2,500	75	—	2,575
Obligations of states and political subdivisions	220,444	2,611	2,986	220,069
	$906,135	5,645	14,195	897,585

Included in mortgage-backed securities are collateralized mortgage obligations totaling $147,779,000 (fair value of $126,143,000) and $130,594,000 (fair value of $128,281,000) at September 30, 2022 and December 31, 2021, respectively.

Securities carried on the balance sheet of approximately $417,122,000 (approximate market value of $352,371,000) and $368,718,000 (approximate market value of $364,893,000) were pledged to secure public deposits and for other purposes as required by law at  September 30, 2022 and December 31, 2021, respectively.

The amortized cost and estimated market value of debt securities at September 30, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$5,455	$5,277
Due after one year through five years	85,654	78,157
Due after five years through ten years	271,526	226,693
Due after ten years	632,480	529,025
	$995,115	$839,152

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2022	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$7,061	$252	2	$6,417	$928	3	$13,478	$1,180
U.S. Government-sponsored enterprises (GSEs)	27,129	4,477	9	121,725	26,933	49	148,854	31,410
Mortgage-backed securities	229,613	30,715	152	222,875	47,354	98	452,488	78,069
Asset-backed securities	34,357	1,346	25	5,373	180	4	39,730	1,526
Corporate bonds	2,379	121	1	—	—	—	2,379	121
Obligations of states and political subdivisions	102,539	20,465	133	78,764	23,197	94	181,303	43,662
	$403,078	$57,376	322	$435,154	$98,592	248	$838,232	$155,968

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2021	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$7,221	$99	3	$—	$—	—	$7,221	$99
U.S. Government-sponsored enterprises (GSEs)	110,981	2,466	33	45,725	2,024	19	156,706	4,490
Mortgage-backed securities	317,211	4,644	96	54,692	1,893	33	371,903	6,537
Asset-backed securities	17,945	67	9	484	16	1	18,429	83
Corporate bonds	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	83,510	1,460	74	36,225	1,526	32	119,735	2,986
	$536,868	$8,736	215	$137,126	$5,459	85	$673,994	$14,195

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at September 30, 2022, and it is not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at September 30, 2022 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2022. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. The Company did not have any securities classified as held-to-maturity at  September 30, 2022 or December 31, 2021.

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

A summary of the Company's fair value hedge relationships as of  September 30, 2022 and  December 31, 2021 are as follows (in thousands):

September 30, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	7.67	0.65%	1 month LIBOR	$30,000	4,826

December 31, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	8.42	0.65%	1 month LIBOR	$30,000	1,192

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
Gain (loss) on fair value hedging relationship	2022	2021
Interest rate swap agreements - loans:
Hedged items	$(3,616)	(986)
Derivative designated as hedging instruments	3,634	1,053

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  September 30, 2022 and  December 31, 2021 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Loans	$25,101	28,717	(4,899)	(1,283)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At September 30, 2022 and December 31, 2021, the Company had approximately $13,487,000 and $20,340,000, respectively, of interest rate lock commitments and approximately $12,250,000 and $20,500,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative liability of $147,000 and a derivative asset of $657,000 at September 30, 2022 and December 31, 2021, respectively, and a derivative asset of $320,000 and $6,000 at September 30, 2022 and December 31, 2021, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	September 30, 2022	September 30, 2021
Interest rate contracts for customers	$(804)	87
Forward contracts related to mortgage loans held for sale and interest rate contracts	314	247

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of September 30, 2022 and December 31, 2021 (in thousands):

	In Thousands
	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$13,487	(147)	20,340	657
Forward contracts related to mortgage loans held-for-sale	12,250	320	20,500	6

Note 5. Mortgage Servicing Rights

During the first quarter of 2022, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of September 30, 2022 are as follows:

In Thousands
September 30,	2022
Mortgage loan portfolios serviced for:
FHLMC	$80,675

For the nine months ended September 30, 2022, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

In Thousands
September 30,	2022
Balance at beginning of period	$—
Servicing rights retained from loans sold	1,320
Amortization	(304)
Valuation Allowance Provision	—
Balance at end of period	$1,016
Fair value, end of period	$1,194

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of September 30, 2022 were as follows:

September 30, 2022
Prepayment speed	6.91%
Weighted-average life (in years)	9.12
Weighted-average note rate	4.21%
Weighted-average discount rate	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of September 30, 2022, the Company had outstanding 5,987 options under the 2009 Stock Option Plan with a weighted average exercise price of $35.31.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of September 30, 2022, the Company had 195,476 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of September 30, 2022, the Company had outstanding 248,834 options with a weighted average exercise price of $55.67 and 181,090 cash-settled stock appreciation rights with a weighted average exercise price of $53.48 under the 2016 Equity Incentive Plan.

As of September 30, 2022, the Company had outstanding 254,821 stock options with a weighted average exercise price of $55.19 and 181,090 cash-settled stock appreciation rights each with a weighted average exercise price of $53.48.

The following table summarizes information about stock options and cash-settled SARs for the nine months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	357,254	$50.18	284,591	$43.71
Granted	114,332	64.06	24,999	59.02
Exercised	(34,508)	41.95	(38,883)	40.75
Forfeited or expired	(1,167)	46.81	(100)	31.31
Outstanding at end of period	435,911	$54.48	270,607	$45.55
Options and SARs exercisable at September 30	168,017	$43.67	164,544	$41.91

As of  September 30, 2022, there was $5,024,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.92 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2022, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and Wilson Bank’s actual capital amounts and ratios as of  September 30, 2022 and  December 31, 2021 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2022
Total capital to risk weighted assets:
Consolidated	$497,360	13.5%	$294,682	8.0%	$368,352	10.0%
Wilson Bank	494,996	13.4	294,680	8.0	368,350	10.0
Tier 1 capital to risk weighted assets:
Consolidated	452,928	12.3	221,011	6.0	294,681	8.0
Wilson Bank	450,564	12.2	221,011	6.0	294,681	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	452,928	12.3	165,758	4.5	N/A	N/A
Wilson Bank	450,564	12.2	165,758	4.5	239,429	6.5
Tier 1 capital to average assets:
Consolidated	452,928	11.0	165,284	4.0	N/A	N/A
Wilson Bank	450,564	10.9	165,229	4.0	206,537	5.0

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2021
Total capital to risk weighted assets:
Consolidated	$455,813	13.9%	$261,404	8.0%	$326,755	10.0%
Wilson Bank	452,130	13.8	261,317	8.0	326,646	10.0
Tier 1 capital to risk weighted assets:
Consolidated	415,226	12.7	196,052	6.0	261,403	8.0
Wilson Bank	411,543	12.6	195,987	6.0	261,316	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	415,226	12.7	147,039	4.5	N/A	N/A
Wilson Bank	411,543	12.6	146,990	4.5	212,319	6.5
Tier 1 capital to average assets:
Consolidated	415,226	10.8	154,280	4.0	N/A	N/A
Wilson Bank	411,543	10.7	154,230	4.0	192,787	5.0

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

Derivative Instruments — The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

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

The following tables present the financial instruments carried at fair value as of September 30, 2022 and December 31, 2021, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2022
Hedged Loans	$25,101	—	25,101	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	13,478	13,478	—	—
U.S. Government sponsored enterprises	148,854	—	148,854	—
Mortgage-backed securities	453,408	—	453,408	—
Asset-backed securities	39,730	—	39,730	—
Corporate bonds	2,379	—	2,379	—
State and municipal securities	181,303	—	181,303	—
Total investment securities available-for-sale	839,152	13,478	825,674	—
Mortgage loans held for sale	3,555	—	3,555	—
Derivative instruments	5,146	—	5,146	—
Other investments	2,073	—	—	2,073
Total assets	$875,027	13,478	859,476	2,073

Derivative instruments	$147	—	147	—
Total liabilities	$147	—	147	—

December 31, 2021
Hedged Loans	$28,717	—	28,717	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	7,221	7,221	—	—
U.S. Government sponsored enterprises	159,230	—	159,230	—
Mortgage-backed securities	461,777	—	461,777	—
Asset-backed securities	46,713	—	46,713	—
Corporate bonds	2,575	—	2,575	—
State and municipal securities	220,069	—	220,069	—
Total investment securities available-for-sale	897,585	7,221	890,364	—
Mortgage loans held for sale	11,843	—	11,843	—
Derivative instruments	1,855	—	1,855	—
Other investments	2,034	—	—	2,034
Total assets	$942,034	7,221	932,779	2,034

Derivative instruments	$—	—	—	—
Total liabilities	$—	—	—	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2022
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	643	—	—	643
Total	$643	—	—	643
December 31, 2021
Other real estate owned	$—	—	—	—
Impaired loans, net (¹)	668	—	—	668
Total	$668	—	—	668

(1)	As of September 30, 2022 no valuation allowance was recorded on collateral dependent loans. As of December 31, 2021 no valuation allowance was recorded on impaired loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2022 and December 31, 2021:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2022, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2022 and 2021 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended September 30,
	2022		2021
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, July 1	$2,026	—	$—	—
Total realized gains (losses) included in income	47	—	20	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	2,000	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,073	—	$2,020	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$47	—	$20	—

	For the Nine Months Ended September 30,
	2022		2021
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,034	—	$—	—
Total realized gains (losses) included in income	39	—	20	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	2,000	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,073	—	$2,020	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$39	—	$20	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2022 and December 31, 2021. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Financial assets:
Cash and cash equivalents	$95,572	95,572	95,572	—	—
Loans, net	2,928,644	2,862,636	—	—	2,862,636
Mortgage servicing rights	1,016	1,194	—	1,194	—
Financial liabilities:
Deposits	3,745,656	3,021,826	—	—	3,021,826

December 31, 2021
Financial assets:
Cash and cash equivalents	$453,418	453,418	453,418	—	—
Loans, net	2,444,282	2,439,539	—	—	2,439,539
Financial liabilities:
Deposits	3,555,071	3,227,520	—	—	3,227,520

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2022, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2022.

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 22.95% and 22.83%, respectively compared to  23.34% and 23.63% for the same periods in 2021. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2022 and 2021 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the nine months ended September 30, 2022, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$15,190	$13,342	$40,702	$35,625
Denominator – Weighted average number of common shares outstanding	11,429,027	11,165,313	11,348,628	11,110,006
Basic earnings per common share	$1.33	$1.19	$3.59	$3.21
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$15,190	$13,342	$40,702	$35,625
Denominator – Weighted average number of common shares outstanding	11,429,027	11,165,313	11,348,628	11,110,006
Dilutive effect of stock options	31,916	32,097	31,627	30,580
Weighted average diluted common shares outstanding	11,460,943	11,197,410	11,380,255	11,140,586
Diluted earnings per common share	$1.33	$1.19	$3.58	$3.20

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2022 is as follows:

Commitments to extend credit	$1,274,381,000
Standby letters of credit	$79,404,000

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the nine months ended September 30, 2022 and 2021.

	(In Thousands)
	2022	2021
Beginning balance, January 1	$955	693
Impact of adopting ASC 326	6,195	—
Credit loss expense (benefit)	(298)	221
Ending balance, September 30,	$6,852	914

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2022 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after  September 30, 2022, through the date of the issued financial statements.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of rising rates on residential real estate mortgage loans, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of inflationary pressures on our customers and on their businesses (v) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in a rising rate environment in connection with the changes in the short-term rate environment, or that affect the yield curve, (vi) the ability to grow and retain low-cost core deposits, (vii) significant downturns in the business of one or more large customers, (viii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (ix) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (x) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xi) inadequate allowance for credit losses, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, (xiv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xv) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvi) loss of key personnel, (xvii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, (xviii) the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on the Company's and its customers' business, results of operations, asset quality and financial condition, and (xix) the efficacy of vaccines against the COVID-19 virus, including new variants. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Impact of COVID-19

Information regarding the impact of the COVID-19 pandemic on our financial condition and results of operations as of and for the three and nine months ended September 30, 2022 and comparable prior year periods is noted throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

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

The non-GAAP measures in this Quarterly Report include “pre-tax pre-provision income,” “pre-tax pre-provision basic earnings per share,” “pre-tax pre-provision annualized return on average stockholders' equity,” and “pre-tax pre-provision annualized return on average assets.” A reconciliation of these measures to the comparable GAAP measures is included below.

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management presently has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2022	2021	2022 - 2021 Percent Increase (Decrease)	2022	2021	2022 - 2021 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.33	$1.19	11.76%	$3.59	$3.21	11.84%
Pre-tax pre-provision basic earnings per share (1)	$1.90	$1.58	20.55%	$5.15	$4.31	19.49%
Diluted earnings per common share (GAAP)	$1.33	$1.19	11.76%	$3.58	$3.20	11.88%
Cash dividends per common share	$0.75	$0.75	—%	$1.85	$1.35	37.04%
Dividends declared per common share as a percentage of basic earnings per common share	56.39%	63.03%	(10.53)%	51.53%	42.06%	22.53%

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2022	2021	2022 - 2021 Percent Increase (Decrease)	2022	2021	2022 - 2021 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average stockholders' equity (GAAP) (1)	16.67%	13.10%	27.25%	14.58%	12.13%	20.20%
Pre-tax pre-provision annualized return on average stockholders' equity (2)	23.86%	17.30%	37.92%	20.96%	16.31%	28.51%
Annualized return on average assets (GAAP) (3)	1.46%	1.42%	2.82%	1.33%	1.33%	—%
Pre-tax pre-provision annualized return on average assets (2)	2.09%	1.87%	11.76%	1.91%	1.79%	6.70%
Efficiency ratio (4)	51.63%	56.41%	(8.47)%	54.78%	58.49%	(6.34)%

(1) Annualized return on average stockholders' equity is the result of net income for the reported period on an annualized basis, divided by average stockholders' equity for the period.

(2) Excludes income tax expense, and for 2022 provision for credit losses and provision for credit losses on unfunded commitments. For 2021 excludes income tax expense, provision for loan losses, and provision for unfunded commitments.

(3) Annualized return on average assets is the result of net income for the reported period on an annualized basis, divided by average assets for the period.

(4) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	September 30, 2022	December 31, 2021	2022 - 2021 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	8.29%	10.37%	(20.06)%
Equity to asset ratio (Average equity divided by average total assets)	9.13%	10.86%	(15.93)%
Tier 1 capital to average assets	10.96%	10.77%	1.76%
Non-performing asset ratio	0.02%	0.01%	100.00%
Book value per common share	$29.89	$36.93	(19.06)%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pre-tax pre-provision income:
Net income attributable to common stockholders (GAAP)	$15,190	$13,342	$40,702	$35,625
Add: provision for credit losses	2,543	130	6,060	1,012
Add: provision expense (benefit) for credit losses on unfunded commitments	(515)	84	(298)	221
Add: income tax expense	4,523	4,063	12,037	11,021
Pre-tax pre-provision income	$21,741	$17,619	$58,501	$47,879

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$21,741	$17,619	$58,501	$47,879
Weighted average shares	11,429,027	11,165,313	11,348,628	11,110,006

Basic earnings per common share (GAAP)	$1.33	$1.19	$3.59	$3.21
Provision for credit losses	$0.22	$0.01	$0.53	$0.09
Provision expense (benefit) for credit losses on unfunded commitments	$(0.05)	$0.01	$(0.03)	$0.02
Income tax expense	$0.40	$0.37	$1.06	$0.99
Pre-tax pre-provision basic earnings per common share	$1.90	$1.58	$5.15	$4.31
			.
Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$21,741	$17,619	$58,501	$47,879
Average assets	4,135,538	3,732,561	4,086,409	3,583,758

Annualized return on average assets (GAAP)	1.46%	1.42%	1.33%	1.33%
Provision for credit losses	0.24%	0.01%	0.20%	0.04%
Provision expense (benefit) for credit losses on unfunded commitments	(0.05)%	0.01%	(0.01)%	0.01%
Income tax expense	0.44%	0.43%	0.39%	0.41%
Pre-tax pre-provision annualized return on average assets	2.09%	1.87%	1.91%	1.79%

Pre-tax pre-provision annualized return on average stockholders' equity:
Pre-tax pre-provision income	$21,741	$17,619	$58,501	$47,879
Average total stockholders' equity	361,549	404,134	373,238	392,580

Annualized return on average stockholders' equity (GAAP)	16.67%	13.10%	14.58%	12.13%
Provision for credit losses	2.79%	0.13%	2.17%	0.34%
Provision expense (benefit) for credit losses on unfunded commitments	(0.57)%	0.08%	(0.11)%	0.08%
Income tax expense	4.97%	3.99%	4.32%	3.76%
Pre-tax pre-provision annualized return on average stockholders' equity	23.86%	17.30%	20.96%	16.31%

Results of Operations

Net earnings of the Company increased $5,077,000, or 14.25%, to $40,702,000 for the nine months ended September 30, 2022, from $35,625,000 in the first nine months of 2021. Net earnings of the Company were $15,190,000 for the quarter ended September 30, 2022, an increase of $1,848,000, or 13.85%, from $13,342,000 for the three months ended September 30, 2021 and an increase of $1,051,000, or 7.43%, over the quarter ended June 30, 2022. The increase in net earnings during the three and nine months ended September 30, 2022 as compared to the prior year comparable period was primarily due to an increase in net interest income, partially offset by an increase in provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense. The increase in net interest income for the three months ended September 30, 2022 compared to the comparable period in 2021 is due to an increase in average interest earning asset balances between the relevant periods, partially offset by decreased yield on loans and an increase in cost of funds. The increase in net interest income for the nine months ended September 30, 2022 compared to the comparable period in 2021 is due to an increase in average interest earning asset balances between the relevant periods and a decrease in cost of funds, partially offset by decreased yield on loans. The decrease in yield on loans was primarily due to decreased PPP loan fees during the three and nine months ended September 30, 2022 from the comparable periods in 2021, though such decline was partially offset by rising interest rates. The increase in cost of funds for the three months ended September 30, 2022 when compared to the comparable period in 2021 occurred as we increased the rates we are paying on our deposit products as a result of competitive pressures in our markets and the impact of the rising rate environment. The decrease in non-interest income for the three and nine months ended September 30, 2022 compared to the comparable periods in 2021 primarily resulted from a decrease in the gain on sale of loans which resulted from a decrease in the volume of refinancing and purchase money transactions for residential real estate loans due to rising mortgage interest rates. The increase in non-interest expense for the three and nine months ended September 30, 2022 compared to the comparable periods in 2021 resulted from the Company's continued growth.

Return on average assets (ROA) and return on average stockholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings for the relevant period and dividing by the average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the nine month periods ended September 30, 2022 and 2021 was 1.33%. The ROA for the three month periods ended September 30, 2022 and 2021 was 1.46% and 1.42%, respectively. The ROE for the nine month periods ended September 30, 2022 and 2021 was 14.58% and 12.13%, respectively. The ROE for the three month periods ended September 30, 2022 and 2021 was 16.67% and 13.10%, respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and nine-month periods ended September 30, 2022 and September 30, 2021 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2022			September 30, 2021			September 30, 2022 versus September 30, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$2,889,178	5.10%	$36,566	$2,394,042	5.19%	$30,773	$9,242	$(3,449)	$5,793
Investment securities—taxable	834,871	2.08	4,374	686,671	1.37	2,372	590	1,412	2,002
Investment securities—tax exempt	72,159	1.93	351	80,146	1.63	329	(161)	183	22
Taxable equivalent adjustment (3)	—	0.51	93	—	0.43	87	(43)	49	6
Total tax-exempt investment securities	72,159	2.44	444	80,146	2.06	416	(204)	232	28
Total investment securities	907,030	2.11	4,818	766,817	1.44	2,788	386	1,644	2,030
Loans held for sale	4,177	6.08	64	13,293	2.39	80	(307)	291	(16)
Federal funds sold	5,971	1.93	29	35,227	0.05	4	(25)	50	25
Accounts with depository institutions	123,519	1.88	585	374,536	0.14	128	(624)	1,081	457
Restricted equity securities	4,548	4.80	55	5,089	2.57	33	(22)	44	22
Total earning assets	3,934,423	4.30	42,117	3,589,004	3.80	33,806	8,650	(339)	8,311	24.58%
Cash and due from banks	24,934			23,450
Allowance for credit losses	(35,166)			(39,316)
Bank premises and equipment	61,493			60,621
Other assets	149,854			98,802
Total assets	$4,135,538			$3,732,561

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2022			September 30, 2021			September 30, 2022 versus September 30, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$1,095,614	0.19%	$522	$935,771	0.20%	$475	$205	$(158)	$47
Money market demand accounts	1,272,022	0.51	1,643	1,103,871	0.13	364	63	1,216	1,279
Time Deposits	580,352	0.96	1,406	607,838	1.23	1,884	(82)	(396)	(478)
Other savings	346,317	0.34	299	266,825	0.18	118	43	138	181
Total interest-bearing deposits	3,294,305	0.47	3,870	2,914,305	0.39	2,841	229	800	1,029
Finance leases	2,291	2.94	17	—	—	—	—	17	17
Fed funds purchased	364	7.44	7	—	—	—	—	7	7
Total interest-bearing liabilities	3,296,960	0.47	3,894	2,914,305	0.39	2,841	229	824	1,053	37.06%
Non-interest bearing deposits	433,421			392,455
Other liabilities	43,608			21,667
Stockholders’ equity	361,549			404,134
Total liabilities and stockholders’ equity	$4,135,538			$3,732,561
Net interest income, on a tax equivalent basis			$38,223			$30,965	$8,421	$(1,163)	$7,258	23.44%
Net interest margin (4)		3.91%			3.48%
Net interest spread (5)		3.83%			3.41%

Notes:

(1) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(2) Loan fees of $3.9 million are included in interest income in 2022, inclusive of $10,000 in 2022 in SBA fees related to PPP loans. Loan fees of $4.8 million are included in interest income in 2021, inclusive of $926,000 in  2021 in SBA fees related to PPP loans.

(3) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2022			September 30, 2021			September 30, 2022 versus September 30, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$2,708,354	4.95%	$98,474	$2,352,977	5.10%	$88,211	$14,661	$(4,398)	$10,263
Investment securities—taxable	833,037	1.85	11,548	601,697	1.37	6,167	2,807	2,574	5,381
Investment securities—tax exempt	74,528	1.85	1,030	79,338	1.53	905	(86)	211	125
Taxable equivalent adjustment (3)	—	0.49	274	—	0.41	241	(23)	56	33
Total tax-exempt investment securities	74,528	2.34	1,304	79,338	1.94	1,146	(109)	267	158
Total investment securities	907,565	1.89	12,852	681,035	1.44	7,313	2,698	2,841	5,539
Loans held for sale	8,513	3.64	232	18,002	2.53	340	(278)	170	(108)
Federal funds sold	20,118	0.63	95	32,448	0.04	9	(8)	94	86
Accounts with depository institutions	252,697	0.60	1,126	351,906	0.12	315	(168)	979	811
Restricted equity securities	4,906	3.13	115	5,089	2.21	84	(5)	36	31
Total earning assets	3,902,153	3.93	112,894	3,441,457	3.80	96,272	16,900	(278)	16,622	17.27%
Cash and due from banks	24,608			34,384
Allowance for credit losses	(36,102)			(39,072)
Bank premises and equipment	62,212			58,782
Other assets	133,538			88,207
Total assets	$4,086,409			$3,583,758

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2022			September 30, 2021			September 30, 2022 versus September 30, 2021
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$1,083,667	0.18%	$1,444	$885,129	0.21%	$1,383	$365	$(304)	$61
Money market demand accounts	1,250,454	0.27	2,546	1,057,663	0.15	1,216	254	1,076	1,330
Time Deposits	574,958	0.86	3,717	609,602	1.32	6,027	(326)	(1,984)	(2,310)
Other savings	329,618	0.21	514	243,435	0.20	371	135	8	143
Total interest-bearing deposits	3,238,697	0.34	8,221	2,795,829	0.43	8,997	428	(1,204)	(776)
Federal Home Loan Bank advances	—	—	—	1,147	15.50	133	(66)	(67)	(133)
Finance leases	1,807	3.70	50	—	—	—	—	50	50
Fed funds purchased	126	1.06	7	—	—	—	—	7	7
Total interest-bearing liabilities	3,240,630	0.34	8,278	2,796,976	0.44	9,130	362	(1,214)	(852)	(9.33%)
Non-interest bearing deposits	435,279			373,817
Other liabilities	37,262			20,385
Stockholders’ equity	373,238			392,580
Total liabilities and stockholders’ equity	$4,086,409			$3,583,758
Net interest income, on a tax equivalent basis			$104,616			$87,142	$16,538	$936	$17,474	20.05%
Net interest margin (4)		3.64%			3.45%
Net interest spread (5)		3.59%			3.36%

Notes:

(1) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(2) Loan fees of $10.4 million are included in interest income in 2022, inclusive of $129,000 in 2022 in SBA fees related to PPP loans. Loan fees of $12.3 million are included in interest income in 2021, inclusive of $3.2 million in  2021 in SBA fees related to PPP loans.

(3) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,
	2022		2021
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	32,716	4.49%	25,977	4.31%
Origination and other fee income	3,840	0.53%	3,870	0.64%
PPP loan fee income	10	—%	926	0.15%
Loan tax credits	570	0.08%	529	0.09%
Total	$37,136	5.10%	$31,302	5.19%

	Nine Months Ended September 30,
	2022		2021
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	88,073	4.35%	75,950	4.32%
Origination and other fee income	10,272	0.51%	9,050	0.51%
PPP loan fee income	129	0.01%	3,211	0.18%
Loan tax credits	1,710	0.08%	1,588	0.09%
Total	$100,184	4.95%	$89,799	5.10%

Net interest margin for the nine months ended September 30, 2022 and 2021 was 3.64% and 3.45%, respectively, and 3.91% and 3.48% for the quarter ended September 30, 2022 and 2021, respectively. The increase in net interest margin for the nine months ended September 30, 2022  was due to an increase in the yield earned on our earning assets, with the exception of loans, and a decrease in rates paid on our interest-bearing liabilities. The increase in net interest margin for the three months ended September 30, 2022 was due to an increase in the yield earned on our earning assets, other than loans,  partially offset by an increase in rates paid on our interest bearing liabilities. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased 300 basis points in the nine months ended September 30, 2022, as the Federal Reserve sought to address high levels of inflation. The direction and speed with which short-term interest rates move has an impact on our net interest income. At present, we believe the Federal Reserve plans to raise short-term rates to 4.50% as long as inflation remains elevated. On November 2, 2022 the Federal Reserve Open Market Committee raised short-term interest rates by an additional 75 basis points to a target of 4.00%. If short term interest rates continue to increase and we continue to experience loan growth that outpaces our deposit growth, then our net interest income should increase during the remainder of 2022 and into 2023, though, as noted below, the rates we pay on our deposits may increase as well and such increases to the extent they outpace increases in our loan yields could cause compression to our net interest margin. Similarly, if loan growth slows as we believe is possible, increases in our rates we pay on deposits would similarly cause compression in our net interest margin. The yield on loans decreased during the three and nine months ended September 30, 2022 when compared to the comparable periods in 2021 due to a decrease in loan fees related to PPP loans. Loan fees related to PPP loans for the nine months ended September 30, 2022 and 2021 accounted for 1 basis point versus 18 basis points, respectively, of our loan yields. Loan fees related to PPP loans for the quarter ended September 30, 2022 and 2021 accounted for no basis points versus 15 basis points, respectively, of our loan yields. The yield on securities increased due to management's decision to utilize the Company's excess liquidity to purchase additional higher yielding securities. The net interest spread was 3.59% and 3.36% for the nine months ended September 30, 2022 and September 30, 2021, respectively, and 3.83% and 3.41% for the quarter ended September 30, 2022 and 2021, respectively. The rates we pay on our deposits decreased in the nine months ended September 30, 2022 when compared to the comparable period in 2021, as higher paying time deposits repriced at lower rates throughout 2021 and some of those deposits have yet to reprice again, though this decrease was partially offset by an increase in rates we paid on other deposits in 2022. The rate we pay on our deposits increased in the three months ended September 30, 2022 when compared to the comparable period in 2021, as we increased the rates we paid on several of our deposit products as a result of competitive pressures in our markets and increases in short-term rates. We expect deposit costs to continue to increase during the remainder of 2022 and into 2023 due to those same reasons and the expected repricing of a portion of those time deposits that repriced in 2021.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and nine months ended September 30, 2022 totaled $38,130,000 and $104,342,000, respectively compared to $30,878,000 and $86,901,000 for the same periods in 2021, an increase of $7,252,000 and $17,441,000 between respective periods.

The increase in interest income for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021 was primarily attributable to an increase in interest and fees earned on loans as well as as increase in interest and dividends earned on securities. The increase in interest and fees earned on loans resulted from an overall increase in average loans, partially offset by the decreased yield discussed above. The increase in interest and dividends earned on securities resulted from an overall increase in the average balance of securities, due to management's decision to purchase additional securities to utilize excess liquidity, and an increase in rates. The ratio of average earning assets to total average assets for the three and nine months ended September 30, 2022 was 95.1% and 95.5%, respectively, compared to 96.2% and 96.0% for the same periods in 2021.

The increase in interest expense for the three months ended September 30, 2022 as compared to the prior year's comparable period was primarily due to an increase in the rate and volume of average interest bearing deposits (other than time deposits), reflecting a rising interest rate environment and competitive pressures in our markets. The decrease in interest expense for the nine months ended September 30, 2022 as compared to the prior year's comparable period was primarily due to a decrease in the rates of average time deposit renewal rates, reflecting the low rate environment that we were experiencing prior to the first quarter of 2022. The decrease in rates was partially offset by an overall increase in the volume of average interest-bearing deposits. Should our liquidity decrease, including as a result of loan growth that outpaces deposit growth and continued interest rate increases by the Federal Reserve, the rates we pay on our deposits may increase at levels that exceed those levels we experienced in the first half of 2022. In addition, if interest rates remain elevated when those time deposits that were priced in 2021 mature in 2023, our interest expense will likely increase if such deposits are renewed.

Provision for Credit Losses and Allowance for Credit Losses

On January 1, 2022, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses for the nine months ended September 30, 2022 was $6,060,000 calculated under the CECL methodology, compared to $1,012,000 incurred in the first nine months of 2021 under the incurred loss methodology. The provision for credit losses for the three months ended September 30, 2022 was $2,543,000 calculated under the CECL methodology, compared to $130,000 recorded in the three months ended September 30, 2021 under the incurred loss methodology. The increase in provision expense for the three and nine months ended September 30, 2022 from the comparable periods in 2021 is primarily attributable to an increase in the volume of loans originated during the period.

Upon and subsequent to adoption of CECL, for available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At January 1, 2022 and September 30, 2022, we determined that available-for-sale securities that experienced a decline in fair value below the amortized cost basis were due to noncredit-related factors, principally the result of the rising interest rate environment we have been experiencing. Therefore, there was no provision for credit loss recognized during the three or nine months ended September 30, 2022 with respect to our available-for-sale securities.

The Bank’s charge-off policy for collateral dependent loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. The volume of net loans charged off for the first nine months of 2022 totaled approximately $548,000 compared to approximately $240,000 in net loans charged off during the first nine months of 2021. The volume of net loans charged off for the third quarter of September 30, 2022 totaled approximately $201,000 compared to approximately $133,000 in net charge offs during the third quarter of 2021. The increase in net loans charged off for the three and nine months ended September 30, 2022 was primarily attributable to an increase in overdrafts.

Our allowance for credit losses at September 30, 2022 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. The allowance for credit losses (net of charge-offs and recoveries) was $37,580,000 at September 30, 2022, a decrease of $2,052,000 or 5.18%, from an allowance for loan losses of $39,632,000 at December 31, 2021 and a decrease of $1,731,000, or 4.40%, from an allowance for loan losses of $39,311,000 at September 30, 2021. The decrease in the allowance for credit losses is the result of the implementation of CECL on January 1, 2022, which resulted in a downward adjustment to the opening balance of the allowance for credit losses of $7.6 million; offset by increased provisioning during the nine months ended September 30, 2022 largely due to an increase in loan growth. The allowance for credit losses was 1.26% of total loans outstanding at September 30, 2022, compared to an allowance for loan losses of 1.60% of total loans at December 31, 2021 and 1.63% at September 30, 2021. The internally classified loans as a percentage of the allowance for credit losses and allowance for loan losses, as applicable, were 15.1%, 19.4%, and 21.5% respectively, at September 30, 2022, December 31, 2021, and September 30, 2021.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at September 30, 2022 to be adequate, but if forecasted economic conditions deteriorate beyond management’s current expectations the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,974	$1,682	$292	17.36%	$5,470	$4,418	$1,052	23.81%
Brokerage income	1,919	1,586	333	21.00	5,348	4,665	683	14.64
Debit and credit card interchange income	3,259	3,012	247	8.20	9,870	8,894	976	10.97
Other fees and commissions	376	439	(63)	(14.35)	1,144	1,064	80	7.52
Income on BOLI and annuity contracts	357	315	42	13.33	1,074	946	128	13.53
Gain (loss) on sale of loans	(56)	2,275	(2,331)	(102.46)	2,669	7,929	(5,260)	(66.34)
Mortgage servicing income	40	—	40	100.00	63	—	63	100.00
Gain (loss) on sale of securities	(281)	28	(309)	(1,103.57)	(281)	28	(309)	(1,103.57)
Gain (loss) on sale of fixed assets	232	(6)	238	3,966.67	260	(29)	289	996.55
Loss on sale of other real estate	—	(4)	4	100.00	—	(15)	15	100.00
Gain on sale of other assets	—	1	(1)	(100.00)	8	2	6	300.00
Other income	47	20	27	135.00	39	20	19	95.00
Total non-interest income	$7,867	$9,348	$(1,481)	(15.84%)	$25,664	$27,922	$(2,258)	(8.09%)

The decrease in non-interest income for the three and nine months ended September 30, 2022 when compared to the comparable periods in 2021 is primarily attributable to a decrease in gain on sale of loans and sale of securities, partially offset by an increase in service charges on deposit accounts, an increase in debit and credit card interchange income, an increase in brokerage income, and gain on sale of fixed assets.

The loss on sale of loans for the three months ended September 30, 2022 resulted from the rise in interest rates in the mortgage market that negatively impacted the fair value of our interest rate lock commitments, loans held for sale as of the reporting date and loans that were sold during the three months ended September 30, 2022 offset in part by gains in our mortgage hedging activities. The decrease in gain on sale of loans for the nine months ended September 30, 2022 was due to the rising rate environment which contributed to weakened demand for purchase money mortgage loans and refinancing transactions that also negatively impacted the fair value of our the interest rate lock commitments, offset in part by mortgage hedging activities mentioned above. In addition, inflation has increased home prices which has contributed to a decrease in the volume of home purchases. The volume of mortgage loans originated for the nine months ended September 30, 2022 was $94,149,000 compared to $167,429,000 for the nine months ended September 30, 2021. The mortgage industry expects volume to continue to decrease throughout the remainder of 2022. In anticipation of the slowing of mortgage origination volume due to the rising rate environment, the Company began to retain servicing rights on some of the loans it originates during the first quarter of 2022. We expect Encompass to contribute additional income through gain on sale of loans and operating fees paid to the Bank which should increase as the volume of mortgages made by Encompass increases.

The loss on sale of securities was due to management's decision to sell these securities to provide additional liquidity. Management is evaluating the possibility of selling additional available-for-sale securities in the fourth quarter in an effort to restructure a portion of the securities portfolio into higher yielding securities in an effort to mitigate some of the pressure on the Company's net interest margin that would be experienced if rates continue to rise. Doing so would likely involve the sale of securities that are currently in a loss position which would trigger the Company recognizing those losses in the quarter where those securities are sold.

The increase in service charges on deposit accounts for the three and nine months ended September 30, 2022 primarily was due to an increase in service charges earned on overdraft fees and fees for paper statements. The increase in fees for paper statements resulted from an account conversion that placed new qualifications on certain account types.

The increase in debit and credit card interchange income for the three and nine months ended September 30, 2022 was due to an increase in the number and volume of debit and credit card holders and transactions as well as the introduction of a new type of business debit card.

The increase in brokerage income for the three and nine months ended September 30, 2022 was primarily due to an increase in the opening of new investment accounts during the last twelve months. In addition, the increase in interest rates has increased customers' interest in opportunities to capitalize on products and services provided.

The gain on sale of fixed assets was attributable to the sale of a lot which was originally purchased for a future branch location.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, ATM and interchange expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Increase (Decrease)	% Increase (Decrease)	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$14,443	$13,456	$987	7.34%	$43,353	$40,778	$2,575	6.31%
Occupancy expenses, net	1,422	1,436	(14)	(0.97)	4,167	4,067	100	2.46
Advertising & public relations expense	886	736	150	20.38	2,233	1,830	403	22.02
Furniture and equipment expense	838	846	(8)	(0.95)	2,547	2,508	39	1.56
Data processing expense	1,908	1,509	399	26.44	5,533	4,419	1,114	25.21
ATM & interchange expense	1,363	1,218	145	11.90	3,806	3,522	284	8.06
Directors’ fees	146	179	(33)	(18.44)	447	463	(16)	(3.46)
Audit, legal & consulting expenses	217	323	(106)	(32.82)	635	684	(49)	(7.16)
Provision expense (benefit) for credit losses on unfunded commitments	(515)	84	(599)	(713.10)	(298)	221	(519)	(234.84)
Other operating expenses	3,040	2,904	136	4.68	8,789	8,673	116	1.34
Total non-interest expense	$23,748	$22,691	$1,057	4.66%	$71,212	$67,165	$4,047	6.03%

The increase in non-interest expense for the three and nine months ended September 30, 2022 when compared to the comparable periods in 2021 is primarily attributable to an increase in salaries and employee benefits, an increase in data processing expense, an increase in advertising expense, and an increase in ATM & interchange expense for the nine months ended September 30, 2022, partially offset by a decrease in provision for credit losses on unfunded commitments.

Salaries and employee benefits increased for the three and nine months ended September 30, 2022 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations and branch count as well as an increase in incentives and temporary salaries, offset by a decrease in commission salaries. The increase in occupancy expense for the nine months ended September 30, 2022 is primarily attributable to an increase in lease expense due to an increase in leased branches, an increase in depreciation expense resulting from the opening of a new branch, and an increase in utilities due to an increase in cost of energy, offset by a decrease in building maintenance and repairs due to the elimination of COVID-19 related cleaning expenses as well as parking lot repairs that occurred in 2021. The Company anticipates that salaries and employee benefits expense and occupancy expense will continue to increase as the Company's operations and facilities continue to grow and competition to retain and attract associates is becoming more intense.

Data processing expense increased for the three and nine months ended September 30, 2022 primarily due to an increase in computer maintenance, computer license expense, and call center expense. The computer maintenance and license expenses included movement of in-house systems to cloud servers, additional investments in digital banking solutions, and an increase in information security expenses. The increase in call center expense resulted from an increase in call volume due to the call center extending their operating hours. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow and the focus by the Company on the acceleration of digital product offerings increases.

Advertising and public relations expense increased for the three and nine months ended September 30, 2022 partially due to the opening of a new branch which included targeted marketing efforts to drive traffic and awareness for the new location, as well as additional targeted marketing efforts to help increase market share in our growth areas. We also saw an increase in expenses related to the return of in-person events, both bank hosted and those hosted by our community partners, as COVID-19 restrictions continued to loosen. The Company was also the sole sponsor for a Habitat for Humanity home build.

ATM and interchange expense increased for the three and nine months ended September 30, 2022 primarily due to an increase in debit card interchange fee expense due to the volume of transactions, and an increase in economic activity.

Provision for credit losses on unfunded commitments decreased for the three and nine months ended September 30, 2022 due primarily to an adjustment to our economic qualitative factor in the construction segment in our CECL model and a decrease in non-cancellable unfunded commitments.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended September 30, 2022 and 2021 was 51.63% and 56.41%, respectively. Our efficiency ratio for the nine months ended September 30, 2022 and 2021 was 54.78% and 58.49%, respectively. The improvement in the efficiency ratio for the three and nine months ended September 30, 2022 was due to increased levels of interest income, partially offset by a decrease in the gain on sale of loans due to the rising rate environment.

Income Taxes

The Company’s income tax expense was $12,037,000 for the nine months ended September 30, 2022, an increase of $1,016,000 over the comparable period in 2021. Income tax expense was $4,523,000 for the quarter ended September 30, 2022, an increase of $460,000 over the same period in 2021. The percentage of income tax expense to net income before taxes was 22.83% and 23.63% for the nine months ended September 30, 2022 and 2021, respectively, and 22.95% and 23.34% for the quarters ended September 30, 2022 and 2021, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $140,790,000, or 3.53%, to $4,130,386,000 at September 30, 2022 from $3,989,596,000 at December 31, 2021. Total assets increased $19,245,000, or 0.47%, at September 30, 2022 from June 30, 2022. Loans, net of allowance for credit losses, totaled $2,953,745,000 at September 30, 2022, a 20.84% increase compared to $2,444,282,000 at December 31, 2021, and a 7.92% increase compared to $2,737,002,000 at June 30, 2022. In 2021, management targeted owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus on growing our loan portfolio. In 2022, management is targeting owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus.

The following details the loans of the Company at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$812,433	27.03%	$689,579	27.63%	$122,854	17.82%
Commercial and multi-family real estate	993,647	33.07	908,673	36.41	84,974	9.35
Construction, land development and farmland	853,326	28.39	612,659	24.55	240,667	39.28
Commercial, industrial and agricultural	124,115	4.13	118,155	4.73	5,960	5.04
1-4 family equity lines of credit	142,043	4.73	92,229	3.69	49,814	54.01
Consumer and other	79,720	2.65	74,643	2.99	5,077	6.80
Total loans before net deferred loan fees	$3,005,284	100.00%	$2,495,938	100.00%	$509,346	20.41%

  Overall, the Bank's loan demand and related new loan production has continued to be strong, though loan demand weakened in the third quarter of 2022 when compared to the second quarter of 2022. The net loan growth of 20.84% from December 31, 2021, reflects the strong production, partially offset by several large loan payoffs. The demand is supported by the continued population growth and corporate relocations in the Bank's primary market areas, the opening of new branches, and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank being able to grow its residential portfolio through marketing efforts directed at those building houses, and the developing investor sector of 1-4 family. The increase in construction, land development and farmland loans, commercial and multi-family real estate, and 1-4 family equity lines of credit is primarily attributable to the addition of several large loan relationships. Although the Company has continued to grow loans in 2022, the Company expects to experience a decline in demand for loans as interest rates continue to rise and the economy worsens, including as a result of persistent high inflation.

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

Securities decreased $58,433,000, or 6.51%, to $839,152,000 at September 30, 2022 from $897,585,000 at December 31, 2021, and decreased $76,955,000, or 8.40%, from June 30, 2022 primarily due to an increase in interest rates that caused the fair market value of our securities portfolio to decline, partially offset by the purchase of new securities. The average yield, excluding tax equivalent adjustment, of the securities portfolio at September 30, 2022 was 1.99% with a weighted average life of 8.17 years, as compared to an average yield of 1.59% and a weighted average life of 8.17 years at December 31, 2021. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and equipment decreased$2,772,000, or 4.41%, from December 31, 2021 to September 30, 2022. The primary reason for the decrease was due to current year depreciation of $3,346,000 and the sale of a property which was originally purchased for a new branch location. This was partially offset by an increase in leasehold improvements and an increase in furniture, fixtures and equipment from the opening of a new branch, the remodel of five branches, as well as an increase in equipment that was primarily attributable to the purchase of new debit card printers for several branches and security cameras, an increase in computer hardware and software, and the purchase of a company vehicle.

The increase in deposits in the first nine months of 2022, which is described below, was outpaced by loan growth during the period, causing interest bearing deposits with other financial institutions to decrease. Interest bearing deposits with other financial institutions decreased to $78,713,000 at September 30, 2022 from $400,940,000 at December 31, 2021.

Total liabilities increased by 5.93% to $3,787,823,000 at September 30, 2022 compared to $3,575,879,000 at December 31, 2021. Total liabilities increased $40,131,000, or 1.07%, at September 30, 2022 from the quarter ended June 30, 2022. The increase in total liabilities since December 31, 2021 was composed of a $190,585,000, or 5.36% increase in total deposits and a $21,359,000, or 102.65%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2021 was primarily attributable to growth in market share which resulted in the opening of new deposit accounts. The increase in accrued interest and other liabilities since December 31, 2021 was attributable to an increase in reserve for unfunded commitments due to the adoption of CECL on January 1, 2022, which resulted in an adjustment to the opening balance of the reserve for unfunded commitments of $6,195,000. This increase was also attributable to an increase in escrow payable, an increase in finance lease payable due to the opening of a branch in January 2022, and an increase in employee bonus payable, partially offset by a decrease in reserve for income taxes. We expect to see a slight downward trend in deposit balances as inflation has caused consumers to spend more money and as consumers seek to move deposits from liquid funds to other higher earning investments.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at September 30, 2022 totaled $541,000, an increase from $389,000 at December 31, 2021. The increase in non-performing loans during the nine months ended September 30, 2022 of $152,000 is due primarily to the addition of three residential 1-4 family real estate loan relationships, one 1-4 family equity line of credit relationship, and one consumer loan relationship that were not 90 days past due at December 31, 2021, partially offset by three residential 1-4 family real estate loan relationships that are no longer 90 days past due. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans, non-performing TDRs and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended September 30, 2022 and December 31, 2021 was 0.02% and 0.01%, respectively.

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

At September 30, 2022 the Company had a recorded investment in collateral dependent loans totaling $643,000, down from a recorded investment in impaired loans totaling $668,000 at December 31, 2021. The decrease during the nine months ended September 30, 2022 as compared to December 31, 2021 is primarily due to the paydown of three collateral dependent relationships. The allowance for credit losses related to collateral dependent loans was measured based upon the estimated fair value of related collateral.

Loans are charged-off in the month when the determination is made that the loan is uncollectible. Net charge-offs for the nine months ended September 30, 2022 were $548,000 as compared to $240,000 in net charge-offs for the same period in 2021. The increase in net charge-offs during the nine months ended September 30, 2022 as compared to the same time period in 2021 was primarily attributable to an increase in net charge-offs for overdraft accounts. Overall, the Bank has experienced minimal charge-offs during 2022. It is expected that charge-offs will be modest for the remainder of 2022; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

At September 30, 2022, our internally classified loans decreased $2,012,000, or 26.18%, to $5,674,000 from $7,686,000 at December 31, 2021 primarily due to the payoff of three internally classified loan relationships. Classified loan balances have remained relatively consistent due to the stable markets in which we operate; however, if short-term rates continue to rise and economic conditions worsen, our classified loan balances could increase. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement.

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

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, FHLB advances, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. At September 30, 2022, the Company’s liquid assets totaled $582.5 million down from $985.9 million at December 31, 2021, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position. If the Company was required to sell any of these securities while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Additionally, as of September 30, 2022, the Company had available approximately $123.8 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $482.4 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a neutral interest-rate risk position as of September 30, 2022. The Company’s net interest margin and earnings could be negatively impacted if short-term rates continue to rise and competitive pressures in the Company's market areas force the Company to increase deposit rates faster than it is able to increase yields on loans. As discussed elsewhere herein, the Bank anticipates that its net interest margin is likely to contract during the remainder of 2022 because of the Company's current balance sheet position and the rising rate environment we are currently experiencing and expect to continue in the near term. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2022, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(9.91)%	(5.73)%	(2.33)%	(1.17)%	(2.50)%	(4.03)%
EVE	(18.20)%	(8.18)%	(2.31)%	(0.97)%	(2.66)%	(4.83)%

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand. At September 30, 2022, securities totaling appro ximately $34,609,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2022 , loans totaling appr oximately $943,397,000 either will become du e or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at September 30, 2022 , certificates of deposit of $250,000 or greater totaling approxi mately $100,644,000 will beco me due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management anticipates that there will be no significant withdrawals from these accounts in the future.

Management believes that with present maturities, borrowing capacity with the Federal Home Loan Bank of Cincinnati and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future.

Off Balance Sheet Arrangements

At September 30, 2022, we had unfunded loan commitments outstanding of $1,274,381,000 and outstanding standby letters of credit of $79,404,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2022, total stockholders’ equity was $342,563,000, or 8.29% of total assets, which compares with $413,717,000, or 10.37% of total assets, at December 31, 2021. The dollar decrease in stockholders’ equity during the nine months ended September 30, 2022 is the result of the net effect of a $108,888,000 unrealized loss on investment securities (described elsewhere in this report) net of applicable income tax benefit of $38,525,000, cash dividends declared of $20,878,000, net of $16,117,000 reinvested under the Company’s dividend reinvestment plan, $586,000 related to stock option compensation, $1,011,000 related to the cumulative effect of change in accounting principle for the adoption of CECL, the Company’s net income of $40,702,000 and proceeds from the issuance of common stock related to exercise of stock options of $164,000. Also included was $5,000 of net loss related to minority interest and $37,000 in non-controlling contributions related to Encompass.

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

There have been no material changes in reported market risks during the nine months ended September 30, 2022.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 9, 2022	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: November 9, 2022	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer