Form 10-K
period 2022-12-31
WILSON BANK HOLDING CO
filed 2023-03-06
CIK 885275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $701,124,242.10. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $65.55 per share.

Shares of common stock, $2.00 par value per share, outstanding on March 6, 2023 were 11,571,627.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2022 are incorporated by reference into Items 1, 5, 7, 7A and 8.

Part III
Portions of the Registrant’s Proxy Statement to be filed relating to the Registrant’s Annual Meeting of Shareholders to be held on April 25, 2023 are incorporated by reference into Items 10, 11, 12, 13 and 14.

PART I
Item 1. Business.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” appearing elsewhere in this Form 10-K and other cautionary statements set forth elsewhere in this report.

General

Wilson Bank Holding Company (the “Company”) was incorporated on March 17, 1992 under the laws of the State of Tennessee. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Wilson Bank and Trust (the “Bank”) and act as a one-bank holding company. On November 17, 1992, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of an agreement and plan of share exchange. The Bank also holds an ownership interest in Encompass Home Loan Lending, LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by Wilson Bank and 49% owned by two home builders operating in Wilson Bank's market areas.

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on February 28, 2023, had the following full service banking offices located in the following counties:

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

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank.  Since its opening, the Bank has experienced a steady growth in deposits and loans, while expanding into other counties in and around middle Tennessee as a result of providing personal, service-oriented banking services to its targeted market.  For the year ended December 31, 2022, the Company reported net earnings of approximately $53.042 million and at December 31, 2022 it had total assets of approximately $4.286 billion.

Financial and Statistical Information

The Company’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2022 Annual Report, are incorporated herein by reference.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act and the regulations promulgated thereunder implemented far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital for institutions with greater than $15.0 billion in total assets are among the provisions that do not directly impact the Company or the Bank either because of exemptions for institutions below a certain asset size or because of the nature their operations.

Failure by the Company or the Bank to comply with the requirements of applicable state and federal banking regulations would negatively impact the Company’s results of operations and financial condition and could limit its growth or expansion activities. While the Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on it or the Bank, such changes could be materially adverse to the Company’s investors.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions that is a credit transaction must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover the cash dividends and only if the rate of earnings retention appears consistent with the company’s current and expected future capital needs, asset quality, and overall financial condition. As noted below, FRB regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if a bank holding company’s capital is below the level of regulatory minimums plus the applicable capital conservation buffer. FRB policy also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final capital rules implementing Basel III, among other things, included new minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets as of December 31, 2009, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of the allowance for credit losses.

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

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting the Company’s and the Bank’s determination of risk-weighted assets include, among other things:

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
•	assigning a 150% risk weight to the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status;
•	applying a 250% risk weight to any non-deducted mortgage servicing rights;
•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);
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

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. generally accepted accounting principles (“GAAP”). The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule following the adoption of CECL. If adopted, the cumulative amount of transition adjustments will become fixed at the start of the three-year period, and will be phased out of the regulatory capital calculations evenly over such period, with 75% recognized in year one, 50% recognized in year two, and 25% recognized in year three. The Company did not take advantage of this option.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020, however in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. In May 2022, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint proposal that seeks to, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking by modernizing assessment areas while maintaining a focus on branch-based areas, (iii) provide greater clarity, consistency and transparency in the application of the regulations, and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to its financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. In March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. On November 18, 2021, the federal banking agencies issued a joint final rule that requires a banking organization to notify their primary federal regulator within 36 hours of becoming aware that a significant “computer-security incident” has occurred. In general, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired – or are reasonably likely to materially disrupt, degrade or impair – (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. Compliance with the final rule was required by May 1, 2022. This new rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

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

Examination and enforcement by the state and federal banking agencies, including the CFPB, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and the powers and authority of the CFPB, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community. Federal banking regulators have significantly increased their focus on compliance by banks with existing regulations, including those that seek to prevent unfair and deceptive trade practices, under the Biden administration, including a focus on deposit and other service charges and fees banks charge customers who overdraw their accounts or have checks or other items presented when a customer’s account does not have sufficient funds to cover those checks or other items.

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

Human Capital

As of February 28, 2023, the Company and the Bank collectively employed 561 full-time equivalent employees. As an independent, community-based bank, the Bank strives to provide friendly, professional, personal service from a caring staff, while offering an extensive assortment of financial services to its customers. As such, the Bank’s employees are central to the successful execution of its business strategy.

The Bank strives to recruit, attract and retain employees and future leaders whose skills and experience advance the mission of the Bank. The Bank's Human Resources Department works closely with its Training Department, managers and mentors to ensure a positive start for new employees. With regard to talent development, the Bank works to identify future leaders within the Bank to develop the skills necessary for career growth. The Bank is committed to professional development for all of its employees through internal and external training programs, mentorships and dedicated leadership workshops. In 2022, an employee engagement survey was conducted with a response rate of 91%. The survey resulted in an employee engagement score of 83% and an employee satisfaction rate of 87%. Although these are considered strong scores by industry observers, the Bank continually works to improve its relations with its employee and those employees’ experiences. In 2022, the Bank's retention rate was 84%.

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

Serving the needs of all of the members of the Company’s communities also remains a vital part of the Bank’s and the Company’s mission. Besides continuing its annual donations, fundraising and sponsorships in 2022, the Bank’s departments and employees were able to support local nonprofit organizations of their choosing through the We Believe Together giving program – including hundreds of hands-on volunteer hours with the recipient organizations that could permit them. The Bank created the We Believe Together Program in 2017 as a way for employees to contribute work hours and earn matching contribution funds from the Bank for local charities. The Bank also actively participates in the School Bank Program which allows elementary students to become familiar with banking at a young age. The Company also sponsors popular community events in its market areas, including the annual Southern Home & Garden Expo and the Wilson County Fair.

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

Information about our Executive Officers

The following information regarding the Company’s executive officers is included in Part I of this report in lieu of being included in the Company’s definitive proxy materials to be filed in connection with the Company’s 2023 Annual Meeting of Shareholders (the “2023 Annual Meeting of Shareholders”).

John McDearman (53) – Mr. McDearman is President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President of the Bank and from January 2018 to January 1, 2020, he served as President of the Bank. Prior to joining the Bank in 1998, he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, Tennessee, a position he held from 1994 to 1998. Mr. McDearman also serves on the Boards of Directors of the Company and the Bank, including as the Chairman of the Bank’s Board of Directors.

John Foster (50) – Mr. Foster joined the Bank in January 1998. He has held positions in branch administration and consumer lending. From August 2017 to July 2018, Mr. Foster served as Senior Vice President/Head of Consumer Lending for the Bank, after having served as a Senior Vice President of the Bank from January 2013 to August 2017. From July 2018 to April 2019, he served as Executive Vice President/Small Business & Consumer Lending for the Bank. From April 2019 to January 1, 2020, he served as the Bank’s Executive Vice President/Chief Consumer/Commercial Banking Officer. Currently, he serves as President of the Bank, a position he has held since January 1, 2020.

Lisa Pominski (58) – Ms. Pominski is Executive Vice President and the Chief Financial Officer of the Bank and the Company, positions she has held since January 2017 and September 1997, respectively, and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions with the Bank including Asst. Cashier, Asst. Vice President and Senior Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, Tennessee.

Clark Oakley (53) – Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and from January 1, 2017 until December 31, 2017, he served as Executive Vice President and Chief Operating Officer of the Bank. Currently he serves as Executive Vice President and Chief Operating Officer of the Bank. Prior to joining the Bank, Mr. Oakley was most recently employed at Union Planters Bank in Alexandria, Tennessee. His primary duties include overseeing the operations of the Company and the Bank, including information technology and electronic banking.

Taylor Walker (38) – Mr. Walker has served as the Bank’s Chief Credit Officer since January 1, 2023. Prior to this he was employed by the Bank as Executive Vice President – Head of Commercial Lending since April 2022. Prior to that he served as Senior Vice President – Head of Commercial Lending from January 2021 through March 2022. From January 2017 through December 2022, Mr. Walker served as the Bank’s Senior Vice President and North Region President. Before that he was a Vice President and Business Development Manager from January 2016 through December 2016 and a Vice President and Office Manager from August 2012 through December 2015.

Available Information

The Company’s headquarters is located at 623 West Main Street, Lebanon, Tennessee where its phone number is (615) 444-2265. Its Internet website is http://www.wilsonbank.com. Please note that the Company’s website address is provided as an inactive textual reference only. The Company makes available free of charge on its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it files or furnishes such materials to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically referenced elsewhere in this report.

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

●	An inadequate allowance for credit losses would negatively impact the Company’s results of operations and financial condition.
●	The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools.
●	The Company could sustain losses if its asset quality declines.
●	Environmental liability associated with commercial lending could result in losses.
●	The Company depends on the accuracy and completeness of information about customers.
●	The Company may be subject to claims and litigation asserting lender liability.

Liquidity and Capital Risks

●	Liquidity risk could impair the Company’s ability to fund its operations and jeopardize its financial condition.
●	Excess levels of liquidity could negatively impact the Company’s earnings.
●	The ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Operational and Market Risks

●	Negative developments in the U.S. and local economies in the Company’s market areas may adversely impact the Company’s results in the future.
●	The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.
●	The Company's business may suffer if there are significant declines in the value of real estate.
●	The Company has sought to expand its franchise by developing new markets or expanding its operations in existing markets and may continue to do so in future years.
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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits and other borrowings. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy plays a significant role in the determination of interest rates, as is currently the case. Additionally, competition, including competitor pricing, and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits as does its liquidity position and then-current loan demand and its orientation toward loan growth. In addition, changes in the method of determining or the elimination of the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that the Company holds or issues or its variable pricing loans, which could further impact the Company’s interest rate spread.

Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets (as is currently the case with the Company’s investment securities portfolio) and its ability to realize gains from the sale of its assets, all of which could ultimately affect the Company’s results of operations and financial condition. A decline in the market value of the Company’s assets may limit the Company’s ability to borrow funds or otherwise create issues for the Company should its liquidity levels decline. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Company, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, which is the case with a portion of the Company’s investment securities portfolio at this time, the Company will incur losses. Following changes in the general level of interest rates, the Company’s ability to maintain a positive net interest spread and to increase its net interest margin is dependent on its ability to increase (in a rising rate environment) or maintain or minimize the decline in (in a falling rate environment) its loan offering rates, minimize increases on its deposit rates in a rising rate environment or promptly reduce the rates it pays on deposits in a falling rate environment, and maintain an acceptable level and mix of funding. Although at times the Company has implemented strategies it believes will reduce the potential effects of changes in interest rates on its net interest income, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net income, net interest income and net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. The Company cannot assure you that it can minimize its interest rate risk.

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

Short-term interest rates rose significantly in 2022 and are expected to continue to rise during at least the first half of 2023. In a rising rate environment the Bank’s ability to increase the rates it charges on loans faster than the rates it pays on deposits will be critical to maintaining or expanding the Company’s net interest margin. During the rising rate environment in 2022 (most notably in the fourth quarter of 2022), the rates the Bank paid on its deposits increased began to increase, which had an increasingly negative impact on the Company’s net interest margin over the year. The Company expects deposit costs to continue to increase during the first half of 2023. In addition, many of the Bank’s variable rate loans have loan floors that limit its ability to capture the full benefit of initial increases in short-term rates, though a significant portion of these floors have been exceeded at this point.

There exists at this time much uncertainty in the interest rate futures markets due to the currently high level of inflation present in the economy, the pace of the rate tightening cycle being led by the Federal Reserve Open Market Committee and what risks these present for a recession to occur in the near-term. While short-term interest rates are expected to continue to rise at least through the first half of 2023, the Company believes that these rates may begin to fall during the second half of 2023. Were that to happen, the Company’s ability to lower the rates it pays on deposits will be critical to the Company’s ability to maintain or slow any potential decline in its net interest margin, as the Company anticipates that loan pricing in a falling rate environment would be competitive and existing loans that the Company has made may be refinanced at lower interest rates, particularly in the case of fixed rate loans with no prepayment penalties.

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

At times, the Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of its interest rate exposure. This hedging strategy converts the fixed interest rates on certain of the Bank’s outstanding loans to LIBOR-based variable interest rates (though in 2023, such LIBOR-based variable interest rates will transition to SOFR-based variable rates). In the event that short-term interest rates do not change in the manner that the Company anticipates at the times it institutes its hedging strategies or at the pace that the Company anticipated, such transactions may materially and adversely affect its results of operations.

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

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in the Company’s portfolio, as was the case in 2022 with the rising rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes and global health pandemics, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

In addition, from time to time the Company may restructure portions of its investment securities portfolio as part of its asset liability management strategies or in response to liquidity needs, and it may incur losses, which may be material, in connection with any such restructuring. The Company currently has a significant amount of unrealized losses in its securities portfolio. These losses are largely the result of the rising interest rate environment the Company experienced in 2022 and are continuing to experience in 2023. If the Company were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, the Company would be required to recognize these losses and the recognition of those losses could materially and adversely affect the Company’s results of operations, capital and financial condition.

Credit and Lending Risks

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2022, approximately 93% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 36% were commercial and multi-family real estate loans, 34% were residential 1-4 family real estate loans and 1-4 family equity lines of credit, and 30% were construction, land development and farmland loans. In total these loans made up approximately 95% of the Company’s non-performing loans at December 31, 2022. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which the Company operates can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which the Company underwrites loans can fluctuate from year to year and impact collateral values and the ability of its borrowers to repay their loans.

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that the Company holds. Reduced demand for new residential mortgage loans, whether the result of higher mortgage interest rates, inflationary pressures on building costs or other factors, could also cause reduced demand for mortgage loans, which would reduce the Company’s net interest income and noninterest income levels. If economic and real estate market conditions deteriorate in the Company’s markets, the Company may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increased charge-offs from the disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small businesses.

At December 31, 2022, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. If the challenging economic conditions currently being experienced as a result of inflation and supply-chain disruption extends deep into 2023 or beyond and negatively impact real estate conditions in the Company’s markets more than has been the case thus far, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge-offs and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

A substantial focus of the Company’s marketing and business strategy is to serve small businesses in its market areas. As a result, a relatively high percentage of the Company’s loan portfolio consists of commercial loans primarily to small businesses. Small businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, or other operational challenges like those resulting from supply chain disruption, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligation to the Company. If general economic conditions negatively impact the markets in which the Company operates and small businesses are adversely affected or the Company’s borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact the Company’s results of operations and financial condition.

Changes in financial accounting and reporting standards, or the interpretation of those standards could affect the way the Company accounts for its operations and these changes could have a material adverse effect on the Company’s financial condition and results of operations.

The Financial Accounting Standards Board and the SEC may change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of the Company’s external financial statements from time to time. The impact of these changes or the application thereof on the Company’s financial condition and operations can be difficult to predict. For example, the Financial Accounting Standards Board adopted a new accounting standard that became effective for the Company on January 1, 2022. This standard, referred to as current expected credit loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial assets, including loans, and recognize the expected credit losses through provision for credit losses. CECL replaced the previous method of provisioning for credit losses that are probable, and although the Company decreased its allowance for credit losses in the first quarter of 2022 upon its full adoption of CECL, the adoption of CECL may result in more volatility in the level of the Company’s allowance for credit losses. In addition, the adoption of CECL has increased the types of data the Company needs to collect and review to determine the appropriate level of its allowance for credit losses. An increase, to the extent material, in the Company’s allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could have a material adverse effect on the Company’s capital levels, financial condition and results of operations. A reduction in the Company’s or the Bank’s capital levels could subject it to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities if it is unable to satisfactorily raise additional capital.

An inadequate allowance for credit losses would negatively impact the Company’s results of operations and financial condition.

The Company maintains an allowance for credit losses on loans, securities and off-balance sheet exposures. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. The Company’s management makes various assumptions and judgments about the expected losses in the Company’s loan portfolio, including the credit worthiness of the Company’s borrowers and the collateral securing the loans. Utilizing objective and subjective factors, the Company maintains an allowance for credit losses, established through a provision for credit losses charged to expense, to cover its estimate of the current expected credit losses in its loan and securities portfolios. In determining the size of this allowance, the Company utilizes estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, including unemployment statistics, industry and peer bank loan quality indications, and other pertinent factors and information. Actual losses are difficult to forecast, especially if those losses stem from factors beyond the Company’s historical experience or are otherwise inconsistent with its credit quality assessments. If the Company’s assumptions are inaccurate, its current allowance may not be sufficient to cover potential credit losses, and additional provisions may be necessary which would negatively impact its results of operations and financial condition.

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

An inability to maintain or raise funds in amounts necessary to meet the Company’s liquidity needs could have a substantial negative effect, individually or collectively, on the Company’s and the Bank’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, including its loan growth, or on terms attractive to it, could be impaired by factors that affect the Company specifically or the financial services industry in general. For example, factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it or the Bank, a reduction in any then-published credit rating, any damage to its reputation or any other decrease in depositor or investor confidence in the Company’s creditworthiness and business. The Company’s access to liquidity could also be impaired by factors that are not specific to it, such as a decrease in the money supply as a result of actions by the Federal Reserve, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage the Company’s liquidity effectively could affect its competitive position, increase its borrowing costs and the interest rates it pays on deposits, limit its access to the capital markets, require it to sell investment securities when they are in a loss position, cause its regulators to criticize its operations and have a material adverse effect on its financial condition or results of operations.

The Company’s ability to grow its loan portfolio is dependent on our ability to fund loan grow, which the Company primarily seeks to do through growth in deposits. Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include advances from the FHLB Cincinnati, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings and/or accessing the equity or debt capital markets. The competition for deposits the Company is currently experiencing may limit its ability to grow deposits, which may result in the Company seeking alternative sources of funding that are more expensive or limiting its loan growth, either of which could have a material adverse effect on its financial condition or results of operations.

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

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. At December 31, 2022, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically (as the Company has experienced since the onset of the COVID-19 pandemic) or as a result of acquisitions) at rates in excess of the rate at which the Bank’s capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce its capital ratios unless it continues to increase capital. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank and the Company to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities.

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

The Company’s financial performance is highly dependent on the business environment in the markets where it operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply-chain disruptions, labor shortages, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in certain industries in the markets in which the Company operates deteriorated rapidly in 2020 as a result of the COVID-19 pandemic. These challenges manifested themselves primarily within the restaurant, retail, commercial real estate, travel and entertainment industries and contributed to increased levels of provisions for loan losses. In addition, inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2022, and is currently expected to remain elevated in 2023. A worsening of business and economic conditions, or persistent inflationary pressures, and actions taken by the Federal Reserve in response thereto, or supply chain disruptions or labor shortages, generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

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

Although economic conditions have improved in most of the Company’s markets when compared to the first and second quarters of 2020, the Company and its customers began to experience an uncertain and volatile economic environment during 2022, and believes that it is possible the Company and its customers will continue to experience it in 2023, including as a result of issues of national security, health crises around the world, inflation, labor shortages and supply-chain disruptions. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, financial condition, and results of operations.

In addition, over the last several years, the federal government has shut down several times, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future, particularly in light of the evenly divided United States Congress. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in the Company’s markets, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Trousdale, Smith, Rutherford, Putnam, Davidson, Williamson and Sumner counties in Tennessee and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in these markets. The Company cannot assure investors that economic conditions in its markets will not remain challenged during 2023 or thereafter, and continued volatile economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, the Company cannot give any assurance that it will benefit from any market growth or return of more favorable economic conditions in its primary market areas if they do occur.

The Company’s business may suffer if there are significant declines in the value of real estate.

The market value of real estate can fluctuate significantly in a short period of time, including as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company’s loan portfolio were to decline materially, a significant part of the Company’s loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, the Company may not be able to realize the value of the security anticipated when it originated the loan, which in turn could have an adverse effect on the Company’s allowance and provision for credit losses and its financial condition, results of operations and liquidity.

Most of the Company’s foreclosed assets have historically been comprised of real estate properties. The Company carries these properties, if any, at their estimated fair values less estimated selling costs. While the Company believes the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the values of such assets will not further decline prior to sale or that the amount of proceeds realized upon disposition of foreclosed assets will approximate the carrying value of such assets. If the proceeds from any such dispositions are less than the carrying value of foreclosed assets, the Company will record a loss on the disposition of such assets, which in turn could have an adverse effect on the Company’s results of operations.

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

Results of Operations. There is no assurance that existing branches or future branches will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. If the Company is unable to grow its revenues in amounts necessary to support this higher expense base, its results of operations will be negatively impacted. Execution on a growth strategy could lead to increases in overhead expenses if the Company were to add new offices and staff. The Company’s historical results may not be indicative of future results or results that may be achieved if it were to increase the number and concentration of its branch offices in its existing or new markets.

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

The Company is dependent upon information technologies, computer systems and networks, including those the Company maintains and those maintained and provided to the Company by third parties, to conduct operations and is reliant on technology to help increase efficiency in its business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, the Company’s financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which it relies may fail to operate properly or become compromised, disabled or damaged, which could adversely affect the Company’s ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as the Company’s primary systems and the Company may experience data losses in the course of such recovery. The Company continuously updates the systems on which it relies to support its operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. The Company maintains a system of internal controls and security to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks; however, should an event, including a cyberattack (including a ransomware attack), occur that is not prevented or detected by the Company’s internal controls, causes an interruption, degradation or outage in service, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on the Company’s business and its reputation, which, in turn, could have a material adverse effect on its financial condition, results of operations and liquidity.

The Company’s operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Company provides its customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. The Company’s network, and the systems of parties with whom it contracts or on which it relies, as well as those of its customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as the Company continues to increase its mobile-payment and other Internet-based product offerings and expand its internal use of web-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated, and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber-attacks or security breaches at third parties with access to the Company’s data, such as vendors, may not be disclosed to the Company in a timely manner. Consistent with industry trends, the Company remains at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. The Company spends significant capital and other resources to protect against the threat of security breaches and computer viruses, and may be required to spend significant capital and other resources to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulatory systems and networks) and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent or promptly detect security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation, results of operations and ability to attract and retain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

The Company contracts with third-party vendors to provide software or services for many of its major systems, such as data processing, loan servicing and deposit processing system. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third-party systems, the Company could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions, including as a result of viruses or other attacks. If sustained or repeated, a system failure or service denial could result in a deterioration of the Company’s ability to process new and renewal loans, gather deposits and provide customer service, compromise its ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

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

As cyber threats continue to evolve, the Company will likely expend significant additional resources to continue to modify or enhance its protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over its information systems, its technology-driven products and services or its customers’ personal and transactional information could negatively affect its business and its reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on its financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with customers and third parties with whom it does business. A successful penetration or circumvention of system security could cause the Company negative consequences, including loss of customers and business opportunities, disruption to the Company’s operations and business, misappropriation or destruction of the Company’s confidential information and/or that of its customers, or damage to its customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact the Company’s financial condition, results of operations and liquidity.

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

The Company has implemented a risk management framework to identify and manage its risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, fraud, operational, capital, cybersecurity, compliance, strategic and reputational risks. The Company’s framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. However, there is no assurance that the Company’s risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to it. If the Company’s risk management framework is not effective, it could suffer unexpected losses and become subject to regulatory consequences, as a result of which its business, financial condition, results of operations or prospects could be materially adversely affected.

The Company’s selection of accounting policies and methods may affect its reported financial results.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report its financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, which may result in the Company reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; recognize an other-than-temporary impairment of securities; or significantly increase the Company’s accrued tax liability. Any of these could have a material adverse effect on the Company’s business, financial condition or results of operations. For a discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” contained in the 2022 Annual Report.

The Company currently invests in bank owned life insurance (“BOLI”) and may continue to do so in the future.

The Company had approximately $58.0 million in general, hybrid and separate account BOLI contracts at December 31, 2022. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if the Company needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. The Company is also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Company at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes the Company to liquidity, credit and interest rate risk, which could adversely affect the Company’s results of operations, financial condition and liquidity.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company has made significant investments in data processing, management information systems and internet banking accessibility, but additional investments may be required or necessary. The Company’s future success will depend in part upon its ability to create additional efficiencies in its operations through the use of technology. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company cannot make assurances that its technological improvements will increase its operational efficiency or that it will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

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

Federal bank regulators continue to closely scrutinize financial institutions, and additional restrictions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including in the case of service charges banks impose on customers related to overdrafts and instances in which customers’ accounts do not have sufficient funds to cover items that are presented. These actions could include the issuance of additional formal or informal enforcement or supervisory actions and the imposition of monetary penalties, and whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth, increase its operating expenses, lower the Company’s non-interest income or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations and financial condition. Failure to comply with any formal or informal regulatory actions or restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation (or interpretation of existing legislation) in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, business policies, capital strategies, compensation or operating plans.

Additionally, the Company is subject to laws regarding its handling, disclosure and processing of personal and confidential information of certain parties, such as its employees, customers, suppliers, counterparties and other third parties. The GLB Act requires the Company to periodically disclose its privacy policies and practices relating to sharing such information and enables retail customers to opt out of the Company’s ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Company is subject to laws that require it to implement a comprehensive information security program that includes administrative, technical and physical safeguards to protect the security and confidentiality of customer records and information. Additionally, other legislative and regulatory activity continue to lend uncertainty to privacy compliance requirements that impact the Company’s business. The Company also expects that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The potential effects of pending legislation are far-reaching and may require the Company to modify its data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Failure to meet regulatory capital standards could have a material adverse effect on the Company’s business, including damaging the confidence of customers in the Company, and adversely impacting its reputation and competitive position and retention of key personnel. Any of these developments could limit the Company’s access to:

●	brokered deposits;
●	the FRB discount window;
●	advances from the FHLB Cincinnati;
●	capital markets transactions; and
●	development of new financial services

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If the Bank falls below guidelines for being deemed “adequately capitalized” the FDIC or FRB could impose restrictions on the Company’s activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to the Company and the Bank are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and the Company’s and the Bank’s regulators. In September 2022, the Federal bank regulatory agencies publicly confirmed their joint commitment to implementing Basel IV in the United States, but did not provide any details or expected timing of such rules. The Company cannot predict the final form, timing or the effects of these regulations on its business, but among the possible effects are requirements that the Company slow its rate of growth or obtain additional capital which could reduce the Company’s earnings or dilute its existing shareholders.

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

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space. The Bank owns a building at 217 Donelson Pike, Donelson, Tennessee which occupies approximately 8,000 square feet of space and a building at 320 South Jefferson Avenue, Cookeville, Tennessee, which occupies approximately 6,300 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its space in the Wal-Mart Supercenter, its West End office in Nashville, its Cool Springs office in Franklin, its Greenlea office in Gallatin, and its loan production office in Chattanooga. The Bank also leases space at five locations within Wilson County, DeKalb County, Davidson County and Smith County where it maintains and operates automatic teller machines.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” in the Company’s 2022Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial information included with the Company’s 2022Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in the financial information included with the Company’s 2022Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in the financial information included with the Company’s 2022 Annual Report and are incorporated herein by reference.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained in the financial information included with the Company’s 2022 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy materials filed in connection with the 2023 Annual Meeting of Shareholders.  The information required by this item with respect to executive officers is set forth in Part I of this report under the caption “Information about our Executive Officers.”

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

The information required by this item with respect to the Company’s audit committee and any “audit committee financial expert” is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Description of the Board and Committees of the Board” in the Company’s definitive proxy materials to be filed in connection with the 2023 Annual Meeting of Shareholders.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Delinquent Section 16(a) Reports” in the Company’s definitive proxy materials to be filed in connection with the 2023 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the information under the principal heading entitled “Executive Compensation,” including but not limited to the subheading entitled “Personnel Committee Report on Executive Compensation,” and the principal heading entitled “Director Compensation,” including but not limited to the subheading entitled “Personnel Committee Interlocks and Insider Participation,” in the Company’s definitive proxy materials to be filed in connection with the 2023 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Company’s definitive proxy materials to be filed in connection with the 2023 Annual Meeting of Shareholders.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2022:

	Number of securities to be issued	Weighted average exercise price of	Number of securities remaining available for future
	upon exercise of outstanding options,	outstanding options, warrants and	issuance under equity compensation plans (excluding
Plan Category	warrants and rights	rights	securities reflected in first column)
Equity compensation plans approved by shareholders	243,838	55.74	245,731
Equity compensation plans not approved by shareholders	—	—	—
Total	243,838	55.74	245,731

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy materials to be filed in connection with the 2023 Annual Meeting of Shareholders.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item 1 Election of Directors - Director Independence” in the Company’s definitive proxy materials to be filed in connection with the 2023 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company’s definitive proxy materials to be filed in connection with the 2023 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)    Financial Statements. See Item 8.

(a)(2)    Financial Statement Schedules. Not Applicable.

(a)(3)    Exhibits. See Index to Exhibits.

Item 16. Form 10-K Summary

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

10.74	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.75	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.76	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.77	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Gary Whitaker (incorporated herein by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.78	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman (incorporated herein by reference to Exhibit 10.79 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.79	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated herein by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.80	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.81	Third Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated as of November 29, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2021).*

10.82	Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated February 28, 2022, by and between Wilson Bank and Trust and Gary Whitaker.*

10.83	Independent Contractor Agreement by and between Wilson Bank & Trust and Gary Whitaker, dated as of November 21, 2022 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on November 23, 2022).*

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2022 incorporated by reference into items 1, 5, 7, 7A and 8.+

21.1	Subsidiaries of the Company.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Management compensatory plan or contract

+    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ John C. McDearman, III
John C. McDearman, III
Title:	President and Chief Executive Officer
Date:	March 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. McDearman, III John C. McDearman, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2023

/s/ Lisa Pominski Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2023

/s/ Jack W. Bell Jack W. Bell	Director	March 6, 2023

/s/ James F. Comer James F. Comer	Director	March 6, 2023

/s/ William P. Jordan William P. Jordan	Director	March 6, 2023

/s/ James Anthony Patton James Anthony Patton	Director	March 6, 2023

/s/ J. Randall Clemons J Randall Clemons	Director	March 6, 2023

/s/ Michael G. Maynard Michael G. Maynard	Director	March 6, 2023

/s/ Clinton M. Swain Clinton M. Swain	Director	March 6, 2023

/s/ H. Elmer Richerson H. Elmer Richerson	Director	March 6, 2023

/s/ Deborah Varallo Deborah Varallo	Director	March 6, 2023