Form 10-Q
period 2023-03-31
WILSON BANK HOLDING CO
filed 2023-05-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Common stock outstanding: 11,571,984 shares at May 9, 2023

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

	(Unaudited)	(Audited)
	March 31, 2023	December 31, 2022
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$3,268,584	$3,153,609
Less: Allowance for credit losses	(41,446)	(39,813)
Net loans	3,227,138	3,113,796
Securities available-for-sale, at market (amortized cost $961,551 and $972,315, respectively)	834,077	822,812
Loans held for sale	4,184	3,355
Interest bearing deposits	124,867	78,948
Restricted equity securities	3,461	4,357
Federal funds sold	28,064	308
Total earning assets	4,221,791	4,023,576
Cash and due from banks	23,379	25,533
Bank premises and equipment, net	61,769	62,031
Accrued interest receivable	11,930	11,397
Deferred income tax asset	45,604	51,323
Bank owned life insurance	58,400	58,007
Other assets	49,080	48,978
Goodwill	4,805	4,805
Total assets	$4,476,758	$4,285,650
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$406,315	$414,905
Interest bearing	1,031,625	1,070,628
Savings and money market accounts	1,544,964	1,640,312
Time	1,066,439	766,860
Total Deposits	4,049,343	3,892,705
Accrued interest payable and other liabilities	38,575	32,493
Total liabilities	4,087,918	3,925,198
Stockholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,571,554 and 11,472,181 shares, respectively	23,143	22,944
Additional paid-in capital	128,965	122,298
Retained earnings	330,861	325,625
Noncontrolling interest in consolidated subsidiary	30	15
Accumulated other comprehensive losses, net of taxes of $33,315 and $39,073 respectively	(94,159)	(110,430)
Total stockholders’ equity	388,840	360,452
Total liabilities and stockholders’ equity	$4,476,758	$4,285,650

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$43,284	$29,604
Interest and dividends on securities:
Taxable securities	4,485	3,231
Exempt from federal income taxes	390	324
Interest on loans held for sale	71	154
Interest on federal funds sold	42	7
Interest on balances held at depository institutions	586	145
Interest and dividends on restricted securities	71	34
Total interest income	48,929	33,499
Interest expense:
Interest on negotiable order of withdrawal accounts	1,260	465
Interest on money market and savings accounts	5,213	442
Interest on time deposits	6,987	1,221
Interest on Federal Home Loan Bank advances	2	—
Interest on Federal funds purchased	21	—
Interest on finance leases	16	16
Total interest expense	13,499	2,144
Net interest income before provision for credit losses	35,430	31,355
Provision for credit losses - loans	1,962	1,892
Provision for credit losses - off-balance sheet exposures	(1,278)	825
Net interest income after provision for credit losses	34,746	28,638
Non-interest income:
Service charges on deposit accounts	1,868	1,719
Brokerage income	1,652	1,739
Debit and credit card interchange income, net	1,972	1,794
Other fees and commissions	337	308
Income on BOLI and annuity contracts	442	335
Gain on sale of loans	730	2,214
Mortgage servicing income	3	—
Gain (loss) on sale of fixed assets	(42)	28
Gain (loss) on sale of other assets	(1)	8
Other income (loss)	42	(10)
Total non-interest income	7,003	8,135
Non-interest expense:
Salaries and employee benefits	15,017	14,396
Occupancy expenses, net	1,414	1,348
Advertising & public relations expense	768	659
Furniture and equipment expense	830	856
Data processing expense	2,212	1,757
Directors’ fees	144	153
Audit, legal & consulting expenses	267	227
Other operating expenses	3,170	2,833
Total non-interest expense	23,822	22,229
Earnings before income taxes	17,927	14,544
Income taxes	4,071	3,171
Net earnings	$13,856	$11,373
Net earnings attributable to noncontrolling interest	(15)	—
Net earnings attributable to Wilson Bank Holding Company	$13,841	$11,373
Weighted average number of common shares outstanding-basic	11,543,497	11,276,121
Weighted average number of common shares outstanding-diluted	11,573,260	11,308,006
Basic earnings per common share	$1.20	$1.01
Diluted earnings per common share	$1.20	$1.01
Dividends per common share	$0.75	$0.75

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Net earnings	$13,856	$11,373
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	22,029	(60,286)
Tax effect	(5,758)	15,755
Other comprehensive earnings (losses):	16,271	(44,531)
Comprehensive earnings (losses)	$30,127	$(33,158)
Comprehensive (earnings) losses attributable to noncontrolling interest	(15)	—
Comprehensive earnings (losses) attributable to Wilson Bank Holding Company	$30,112	$(33,158)

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three months ended:
March 31, 2023
Balance at beginning of period	$22,944	122,298	325,625	15	(110,430)	360,452
Cash dividends declared, $.75 per share	—	—	(8,605)	—	—	(8,605)
Issuance of 96,762 shares of common stock pursuant to dividend reinvestment plan	194	6,372	—	—	—	6,566
Issuance of 2,600 shares of common stock pursuant to exercise of stock options, net	5	68	—	—	—	73
Share based compensation expense	—	227	—	—	—	227
Net change in fair value of available-for-sale securities during the period, net of taxes of $5,758	—	—	—	—	16,271	16,271
Net earnings (loss) for the quarter	—	—	13,841	15	—	13,856
Balance at end of period	$23,143	128,965	330,861	30	(94,159)	388,840

March 31, 2022
Balance at beginning of period	$22,403	105,177	292,452	—	(6,315)	413,717
Cash dividends declared, $.75 per share	—	—	(8,401)	—	—	(8,401)
Issuance of 102,933 shares of common stock pursuant to dividend reinvestment plan	206	6,305	—	—	—	6,511
Issuance of 3,308 shares of common stock pursuant to exercise of stock options, net	6	51	—	—	—	57
Share based compensation expense	—	161	—	—	—	161
Net change in fair value of available-for-sale securities during the period, net of taxes of $15,755	—	—	—	—	(44,531)	(44,531)
Cumulative effect of change in accounting principle from the adoption of ASC 326	—	—	1,011	—	—	1,011
Net earnings for the quarter	—	—	11,373	—	—	11,373
Balance at end of period	$22,615	111,694	296,435	—	(50,846)	379,898

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$13,856	$11,373
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for credit losses	684	2,717
Deferred income tax benefit	(39)	(80)
Depreciation and amortization of premises and equipment	1,117	1,113
Loss (gain) on disposal of premises and equipment	42	(28)
Net amortization of securities	716	1,323
Gains on mortgage loans sold, net	(730)	(2,214)
Share-based compensation expense	220	385
Loss (gain) on sale of other assets	1	(8)
Increase in value of life insurance and annuity contracts	(442)	(335)
Mortgage loans originated for resale	(20,826)	(53,117)
Proceeds from sale of mortgage loans	20,727	55,899
Right of use asset amortization	109	95
Change in
Accrued interest receivable	(533)	(1,255)
Other assets	(984)	(1,013)
Accrued interest payable	3,411	(409)
Other liabilities	5,305	4,362
TOTAL ADJUSTMENTS	8,778	7,435
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,634	18,808
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(4,314)	(84,967)
Maturities, prepayments and calls	14,362	32,423
Redemptions (purchases) of restricted equity securities	896	—
Net increase in loans	(114,769)	(142,636)
Purchase of buildings, leasehold improvements, and equipment	(874)	(810)
Proceeds from sale of premises and equipment	—	28
Purchase of life insurance and annuity contracts	—	(95)
Redemption of annuity contracts	262	—
NET CASH USED IN INVESTING ACTIVITIES	(104,437)	(196,057)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	(142,941)	155,830
Net change in deposits - time	299,579	(20,436)
Change in escrow balances	(1,340)	2,936
Repayment of finance lease obligation	(8)	(6)
Issuance of common stock related to exercise of stock options	73	57
Issuance of common stock pursuant to dividend reinvestment plan	6,566	6,511
Cash dividends paid on common stock	(8,605)	(8,401)
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,324	136,491
NET CHANGE IN CASH AND CASH EQUIVALENTS	71,521	(40,758)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	104,789	453,418
CASH AND CASH EQUIVALENTS - END OF PERIOD	$176,310	$412,660

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2023 and 2022

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$10,088	$2,553
Taxes	$1,320	$1,167
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of tax (expense)/benefit of ($5,758) and $15,755 for the three months ended March 31, 2023 and 2022, respectively	$16,271	$(44,531)
Non-cash transfers from loans to other real estate	$—	$—
Non-cash transfers from loans to other assets	$—	$—

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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

These consolidated financial statements include the accounts of the Company, the Bank, and Encompass. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, the valuation of other real estate (if any), and the fair value of financial instruments. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Changes, Reclassifications and Restatements – Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, on  January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as subsequently updated for certain clarifications, targeted relief and codification improvements. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaces the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASC 326 includes certain changes to the accounting for available-for-sale securities including the requirement to present credit losses as an allowance rather than as a direct write-down for available-for-sale securities management does not intend to sell or believes that it is more likely than not they will be required to sell before recovery of its amortized cost basis.

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

Newly Issued Not Yet Effective Standards

Information about certain recently issued accounting standards updates is presented below. Also refer to Note 1 - Accounting Standards Updates in our 2022 Form 10-K for additional information related to previously issued accounting standards updates.

Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, in June 2022, the FASB issued this pronouncement which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-03 prospectively once adopted. The Company is assessing ASU 2022-03 and its impact on its accounting and disclosures.

Recently Adopted Accounting Standards

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

Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has begun negotiating loans using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For the Company’s currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. The Company expects to complete all loan transitions by August 2023.

ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” ASU 2022-01 was issued to expand the scope of assets eligible for portfolio layer method hedging to include all financial assets. The update also expands the current last-of-layer method that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. The last-of-layer method is renamed the portfolio layer method, because more than the last layer of a portfolio could be hedged.  The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022.  The adoption of ASU 2022-01 did not have a significant impact on our financial statements.

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 was issued to respond to feedback received from post-implementation review of Topic 326. The amendments eliminate the troubled debt restructuring (TDR) recognition and measurement guidance and now require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosures and include new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. To improve consistency for vintage disclosures, the ASU requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20.  The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after  December 15, 2022.   The adoption of ASU 2022-02 did not have a significant impact on our financial statements.

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

The following schedule details the loans of the Company at March 31, 2023 and December 31, 2022:

	(In Thousands)
	March 31, 2023	December 31, 2022

Residential 1-4 family real estate	$875,547	$854,970
Commercial and multi-family real estate	1,101,151	1,064,297
Construction, land development and farmland	932,107	879,528
Commercial, industrial and agricultural	125,115	124,603
1-4 family equity lines of credit	156,236	151,032
Consumer and other	92,225	93,332
Total loans before net deferred loan fees	3,282,381	3,167,762
Net deferred loan fees	(13,797)	(14,153)
Total loans	3,268,584	3,153,609
Less: Allowance for credit losses	(41,446)	(39,813)
Net loans	$3,227,138	$3,113,796

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

Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied commercial real estate loans. Non-owner occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or affiliate of the party, who owns the property.

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

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $500,000 which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, the Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected. Loans greater than $100,000 for which terms have been modified either through principal forgiveness, payment delay, term extension, or interest rate reduction are evaluated using these same individual evaluation methods.

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

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments and curtailment. The contractual term excludes expected extensions, renewals and modifications.

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

Transactions in the allowance for credit losses for the three months ended  March 31, 2023 and  March 31, 2022 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2023
Allowance for credit losses - loans:
Beginning balance January 1,	$7,310	15,299	13,305	1,437	1,170	1,292	39,813
Provision for credit losses	647	387	488	118	54	268	1,962
Charge-offs	—	—	—	—	—	(448)	(448)
Recoveries	—	—	4	—	—	115	119
Ending balance	$7,957	15,686	13,797	1,555	1,224	1,227	41,446

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2022
Allowance for credit losses - loans:
Beginning balance January 1,	$9,242	16,846	9,757	1,329	1,098	1,360	39,632
Impact of adopting ASC 326	(3,393)	(3,433)	(266)	219	(324)	(367)	(7,564)
Provision	53	619	902	33	83	202	1,892
Charge-offs	—	—	—	—	—	(287)	(287)
Recoveries	8	—	3	7	—	87	105
Ending balance	$5,910	14,032	10,396	1,588	857	995	33,778

The following table presents the amortized cost basis of collateral dependent loans at March 31, 2023 and  December 31, 2022 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
March 31, 2023
Residential 1-4 family real estate	$1,077	—	1,077
Commercial and multi-family real estate	2,953	—	2,953
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	102	102
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	4,030	102	4,132

	In Thousands
	Real Estate	Other	Total
December 31, 2022
Residential 1-4 family real estate	$130	—	130
Commercial and multi-family real estate	508	—	508
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$638	—	638

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

The following tables present the Company’s nonaccrual loans and past due loans as of March 31, 2023 and December 31, 2022.

Loans on Nonaccrual Status

In Thousands
	March 31,	December 31,
	2023	2022
Residential 1-4 family real estate	$—	$—
Commercial and multi-family real estate	—	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
Total	$—	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 89 Days Past Due and Accruing
March 31, 2023
Residential 1-4 family real estate	$4,049	113	198	4,360	871,187	875,547	$198
Commercial and multi-family real estate	455	—	50	505	1,100,646	1,101,151	50
Construction, land development and farmland	1,412	—	350	1,762	930,345	932,107	350
Commercial, industrial and agricultural	188	—	—	188	124,927	125,115	—
1-4 family equity lines of credit	210	—	—	210	156,026	156,236	—
Consumer and other	427	119	465	1,011	91,214	92,225	465
Total	$6,741	232	1,063	8,036	3,274,345	3,282,381	$1,063
December 31, 2022
Residential 1-4 family real estate	$2,046	1,080	426	3,552	851,418	854,970	$426
Commercial and multi-family real estate	397	1,626	400	2,423	1,061,874	1,064,297	400
Construction, land development and farmland	591	—	—	591	878,937	879,528	—
Commercial, industrial and agricultural	49	62	—	111	124,492	124,603	—
1-4 family equity lines of credit	74	77	—	151	150,881	151,032	—
Consumer and other	403	184	43	630	92,702	93,332	43
Total	$3,560	3,029	869	7,458	3,160,304	3,167,762	$869

Occasionally, the Company modifies loans to borrowers in financial distress by providing, principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay and/or an interest rate reduction.

The following table presents the amortized cost basis of loans at  March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Residential 1-4 family real estate	$—	$947	$—	$—	$—	$—	0.11%
Commercial and multi-family real estate	—	2,453	—	—	—	—	0.22%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	102	—	—	—	0.08%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,400	$102	$—	$—	$—	0.11%

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified within the last 12 months:

In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
March 31, 2023
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023 (dollars in thousands):

	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension

Residential 1-4 family real estate	$—	—%	—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	37
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
Total	$—	—%	37

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

In Thousands
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the allowance for credit losses is adjusted by the same amount.

As of March 31, 2023 there were no consumer mortgage loans in the process of foreclosure. As of  December 31, 2022, the Company's recorded investment in consumer mortgage loans in the process of foreclosure totaled $11,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $5.9 million at March 31, 2023 and $6.4 million at December 31, 2022. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of March 31, 2023:

	In Thousands
							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
March 31, 2023
Residential 1-4 family real estate
Pass	$44,488	289,370	255,567	102,467	60,721	105,372	12,567	870,552
Special mention	—	243	—	881	62	2,022	349	3,557
Substandard	—	—	—	—	130	1,308	—	1,438
Total Residential 1-4 family real estate	$44,488	289,613	255,567	103,348	60,913	108,702	12,916	875,547
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$24,805	278,229	250,048	188,005	101,438	231,162	27,180	1,100,867
Special mention	—	—	—	160	—	37	—	197
Substandard	—	—	—	—	—	87	—	87
Total Commercial and multi-family real estate	$24,805	278,229	250,048	188,165	101,438	231,286	27,180	1,101,151
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$57,368	376,451	246,028	46,923	9,199	14,018	182,052	932,039
Special mention	—	—	—	—	—	58	—	58
Substandard	—	—	—	—	—	10	—	10
Total Construction, land development and farmland	$57,368	376,451	246,028	46,923	9,199	14,086	182,052	932,107
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$11,801	36,672	9,936	14,589	18,536	8,830	24,608	124,972
Special mention	102	7	18	16	—	—	—	143
Substandard	—	—	—	—	—	—	—	—
Total Commercial, industrial and agricultural	$11,903	36,679	9,954	14,605	18,536	8,830	24,608	125,115
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	156,036	156,036
Special mention	—	—	—	—	—	—	86	86
Substandard	—	—	—	—	—	—	114	114
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	156,236	156,236
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$7,065	24,041	9,354	16,987	5,645	6,930	21,967	91,989
Special mention	—	22	90	16	—	—	—	128
Substandard	—	78	13	13	—	4	—	108
Total Consumer and other	$7,065	24,141	9,457	17,016	5,645	6,934	21,967	92,225
Consumer and other:
Current-period gross charge-offs	$—	69	29	4	—	—	346	448

The table below presents loan balances classified within each risk rating category based on year of origination as of March 31, 2023:

	In Thousands
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
March 31, 2023
Pass	$145,527	1,004,763	770,933	368,971	195,539	366,312	424,410	3,276,455
Special mention	102	272	108	1,073	62	2,117	435	4,169
Substandard	—	78	13	13	130	1,409	114	1,757
Total	$145,629	1,005,113	771,054	370,057	195,731	369,838	424,959	3,282,381

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of December 31, 2022:

	In Thousands
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total
December 31, 2022
Residential 1-4 family real estate:
Pass	$290,315	262,690	106,107	61,984	29,526	81,229	17,751	849,602
Special mention	245	300	885	62	115	1,955	349	3,911
Substandard	—	—	—	131	—	1,326	—	1,457
Total Residential 1-4 family real estate	$290,560	262,990	106,992	62,177	29,641	84,510	18,100	854,970
Commercial and multi-family real estate:
Pass	$271,403	246,265	161,326	107,908	74,494	166,267	36,342	1,064,005
Special mention	—	—	162	—	—	40	—	202
Substandard	—	—	—	—	—	90	—	90
Total Commercial and multi-family real estate	$271,403	246,265	161,488	107,908	74,494	166,397	36,342	1,064,297
Construction, land development and farmland:
Pass	$364,681	237,051	90,341	9,648	5,212	9,445	163,076	879,454
Special mention	—	—	—	—	—	60	—	60
Substandard	—	—	—	—	—	14	—	14
Total Construction, land development and farmland	$364,681	237,051	90,341	9,648	5,212	9,519	163,076	879,528
Commercial, industrial and agricultural:
Pass	$39,222	10,812	15,743	20,441	5,062	4,641	28,567	124,488
Special mention	7	44	17	—	—	47	—	115
Substandard	—	—	—	—	—	—	—	—
Total Commercial, industrial and agricultural	$39,229	10,856	15,760	20,441	5,062	4,688	28,567	124,603
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	150,849	150,849
Special mention	—	—	—	—	—	—	67	67
Substandard	—	—	—	—	—	—	116	116
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	151,032	151,032
Consumer and other:
Pass	$28,487	11,163	18,075	5,995	345	6,757	22,166	92,988
Special mention	74	130	20	2	—	—	—	226
Substandard	74	19	13	—	11	1	—	118
Total Consumer and other	$28,635	11,312	18,108	5,997	356	6,758	22,166	93,332

The table below presents loan balances classified within each risk rating category based on year of origination as of December 31, 2022:

	In Thousands
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2022
Pass	$994,108	767,981	391,592	205,976	114,639	268,339	418,751	3,161,386
Special mention	326	474	1,084	64	115	2,102	416	4,581
Substandard	74	19	13	131	11	1,431	116	1,795
Total	$994,508	768,474	392,689	206,171	114,765	271,872	419,283	3,167,762

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,362	—	712	6,650
U.S. Government-sponsored enterprises (GSEs)	177,255	—	25,854	151,401
Mortgage-backed securities	508,650	96	66,248	442,498
Asset-backed securities	45,875	21	2,145	43,751
Corporate bonds	2,500	—	99	2,401
Obligations of states and political subdivisions	219,909	106	32,639	187,376
	$961,551	223	127,697	834,077

	December 31, 2022
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,353	—	856	6,497
U.S. Government-sponsored enterprises (GSEs)	177,261	—	32,049	145,212
Mortgage-backed securities	518,727	1	74,290	444,438
Asset-backed securities	47,538	—	2,288	45,250
Corporate bonds	2,500	—	97	2,403
Obligations of states and political subdivisions	218,936	—	39,924	179,012
	$972,315	1	149,504	822,812

As of  March 31, 2023, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $146,099,000 (fair value of $126,215,000) and $148,460,000 (fair value of $126,190,000) at March 31, 2023 and December 31, 2022, respectively.

Securities carried on the balance sheet of approximately $495,544,000 (approximate market value of $429,996,000) and $477,051,000 (approximate market value of $405,403,000) were pledged to secure public deposits and for other purposes as required by law at  March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost and estimated market value of debt securities at March 31, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$5,000	$4,904
Due after one year through five years	88,512	80,251
Due after five years through ten years	272,922	234,745
Due after ten years	595,117	514,177
	$961,551	$834,077

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2023	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$6,650	$712	3	$6,650	$712
U.S. Government-sponsored enterprises (GSEs)	8,984	400	3	142,416	25,454	55	151,400	25,854
Mortgage-backed securities	27,881	1,262	17	401,945	64,986	220	429,826	66,248
Asset-backed securities	17,182	889	8	24,092	1,256	21	41,274	2,145
Corporate bonds	—	—	—	2,401	99	1	2,401	99
Obligations of states and political subdivisions	458	3	1	179,085	32,636	202	179,543	32,639
	$54,505	$2,554	29	$756,589	$125,143	502	$811,094	$127,697

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2022	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$6,497	$856	—	6,497	$856
U.S. Government-sponsored enterprises (GSEs)	9,747	872	4	135,465	31,177	54	145,212	32,049
Mortgage-backed securities	148,441	14,601	113	295,431	59,689	136	443,872	74,290
Asset-backed securities	35,276	1607	21	9,974	681	11	45,250	2,288
Corporate bonds	2,403	97	1	—	—	—	2,403	97
Obligations of states and political subdivisions	58,567	6,056	76	120,445	33,868	128	179,012	39,924
	$254,434	$23,233	215	$567,812	$126,271	332	$822,246	$149,504

The applicable date for determining when securities are in an unrealized loss position is  March 31, 2023 and  December 31, 2022. As such, it is possible that a security had a market value less than its amortized cost on other days during the three months ended March 31, 2023 and the twelve-month period ended  December 31, 2022, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at  March 31, 2023 and  December 31, 2022, the Company had unrealized losses of $127.7 million and $149.5 million on $811.1 million and $822.2 million, respectively, of securities. As described in note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at  March 31, 2023, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at  March 31, 2023 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at  March 31, 2023. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At  March 31, 2023, approximately 99% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is largely attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired (OTTI) at  March 31, 2023.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $10.9 million which had unrealized losses of approximately $1.6 million at  March 31, 2023. These non-agency mortgage-backed securities were rated AAA at March 31, 2023. The Company monitors to ensure it has adequate credit support and as of  March 31, 2023, the Company believes there is no OTTI and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Obligations of States and Political Subdivisions

Unrealized losses on municipal bonds have not been recognized into income because the issuers bonds are of high credit quality (rated A or higher), management does not intend to sell the securities and it is not more likely that not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $43.8 million which had unrealized losses of approximately $2.1 million at  March 31, 2023. The Company monitors these securities to ensure it has adequate credit support and as of  March 31, 2023, the Company believes there is no OTTI and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Corporate Bonds

The Company's lone corporate debt security with a fair value of $2.4 million which had an unrealized loss of approximately $0.1 million at  March 31, 2023. The Company monitors this security to ensure it has adequate credit support and as of March 31, 2023, the Company believes there is no OTTI and does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before their anticipated recovery. The issuer continues to make timely principal and interest payments on the bonds.

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

During the second quarter of 2020, the Company entered into one swap transaction with a notional amount of $30,000,000 pursuant to which the Company pays the counter-party a fixed interest rate and receives a floating rate equal to 1 month LIBOR. Beginning September 1, 2023, the Company expects to begin receiving a daily compounded SOFR rate plus a spread adjustment in lieu of 1 month LIBOR as part of the LIBOR transition event. The derivative transaction is designated as a fair value hedge.

A summary of the Company's fair value hedge relationships as of  March 31, 2023 and  December 31, 2022 are as follows (in thousands):

March 31, 2023
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	7.18	0.65%	1 month LIBOR	$30,000	3,987

December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	7.42	0.65%	1 month LIBOR	$30,000	4,520

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
Gain (loss) on fair value hedging relationship	2023	2022
Interest rate swap agreements - loans:
Hedged items	$535	(1,584)
Derivative designated as hedging instruments	(533)	1,606

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  March 31, 2023 and  December 31, 2022 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Loans	$25,987	25,452	(4,013)	(4,548)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At March 31, 2023 and December 31, 2022, the Company had approximately $10,978,000 and $6,923,000, respectively, of interest rate lock commitments and approximately $11,000,000 and $6,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $270,000 and $123,000 at March 31, 2023 and December 31, 2022, respectively, and a derivative liability of $43,000 and a derivative asset of  $62,000 at March 31, 2023 and December 31, 2022, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	March 31, 2023	March 31, 2022
Interest rate contracts for customers	$147	(153)
Forward contracts related to mortgage loans held for sale and interest rate contracts	(105)	567

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of March 31, 2023 and December 31, 2022 (in thousands):

	In Thousands
	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$10,978	270	6,923	123
Forward contracts related to mortgage loans held-for-sale	11,000	(43)	6,250	62

Note 5. Mortgage Servicing Rights

During the first quarter of 2022, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of March 31, 2023 and December 31, 2022 are as follows:

	In Thousands
	March 31, 2023	December 31, 2022
Mortgage loan portfolios serviced for:
FHLMC	$94,873	$85,742

For the three months ended March 31, 2023 and 2022, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	March 31, 2023	March 31, 2022
Balance at beginning of period	$1,065	—
Servicing rights retained from loans sold	116	617
Amortization	(34)	(12)
Valuation Allowance Provision	—	—
Balance at end of period	$1,147	605
Fair value, end of period	$1,335	697

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Prepayment speed	7.92%	7.18%
Weighted-average life (in years)	8.61	8.98
Weighted-average note rate	4.55%	4.34%
Weighted-average discount rate	9.00%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of March 31, 2023, the Company had outstanding 4,398 options under the 2009 Stock Option Plan with a weighted average exercise price of $35.24.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2023, the Company had 197,310 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of March 31, 2023, the Company had outstanding 232,495 options with a weighted average exercise price of $56.25 and 165,215 cash-settled stock appreciation rights with a weighted average exercise price of $54.42 under the 2016 Equity Incentive Plan.

As of March 31, 2023, the Company had outstanding 236,793 stock options with a weighted average exercise price of $55.87 and 165,215 cash-settled stock appreciation rights each with a weighted average exercise price of $54.42.

The following table summarizes information about stock options and cash-settled SARs for the three months ended March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	414,778	$55.13	357,254	$50.18
Granted	—	—	27,166	63.25
Exercised	(7,503)	44.20	(11,324)	41.17
Forfeited or expired	(5,167)	60.35	(300)	51.25
Outstanding at end of period	402,108	$55.26	372,796	$51.41
Options and SARs exercisable at March 31	186,714	$48.30	171,270	$42.39

As of  March 31, 2023, there was $4,129,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.49 years.

A summary of restricted share awards activity is as follows:

	Restricted Share Awards
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	1,075	$64.03
Granted	1,107	67.85
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	2,182	$65.97

The shares vest over various time periods. As of March 31, 2023, there was $111,000 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be charged over a weighted-average period of 2.29 years for the restricted share awards.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2023, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and Wilson Bank’s actual capital amounts and ratios as of  March 31, 2023 and  December 31, 2022 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2023
Total capital to risk weighted assets:
Consolidated	$524,496	13.7%	$306,344	8.0%	$382,930	10.0%
Wilson Bank	523,664	13.7	306,344	8.0	382,930	10.0
Tier 1 capital to risk weighted assets:
Consolidated	478,193	12.5	229,759	6.0	306,345	8.0
Wilson Bank	477,361	12.5	229,758	6.0	306,344	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	478,163	12.5	172,318	4.5	N/A	N/A
Wilson Bank	477,331	12.5	172,319	4.5	248,905	6.5
Tier 1 capital to average assets:
Consolidated	478,193	10.7	178,694	4.0	N/A	N/A
Wilson Bank	477,361	10.7	178,621	4.0	223,277	5.0

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2022
Total capital to risk weighted assets:
Consolidated	$512,025	13.5%	$303,440	8.0%	$379,300	10.0%
Wilson Bank	509,169	13.4	303,334	8.0	379,168	10.0
Tier 1 capital to risk weighted assets:
Consolidated	466,076	12.3	227,580	6.0	303,440	8.0
Wilson Bank	463,220	12.2	227,500	6.0	303,333	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	466,061	12.3	170,685	4.5	N/A	N/A
Wilson Bank	463,205	12.2	170,625	4.5	246,458	6.5
Tier 1 capital to average assets:
Consolidated	466,076	11.2	166,712	4.0	N/A	N/A
Wilson Bank	463,220	11.1	166,648	4.0	208,310	5.0

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

The following tables present the financial instruments carried at fair value as of March 31, 2023 and December 31, 2022, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2023
Hedged Loans	$25,987	—	25,987	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	6,650	6,650	—	—
U.S. Government sponsored enterprises	151,401	—	151,401	—
Mortgage-backed securities	442,498	—	442,498	—
Asset-backed securities	43,751	—	43,751	—
Corporate bonds	2,401	—	2,401	—
State and municipal securities	187,376	—	187,376	—
Total investment securities available-for-sale	834,077	6,650	827,427	—
Mortgage loans held for sale	4,184	—	4,184	—
Derivative instruments	4,257	—	4,257	—
Other investments	2,007	—	—	2,007
Total assets	$870,512	6,650	861,855	2,007

Derivative instruments	$43	—	43	—
Total liabilities	$43	—	43	—

December 31, 2022
Hedged Loans	$25,452	—	25,452	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	6,497	6,497	—	—
U.S. Government sponsored enterprises	145,212	—	145,212	—
Mortgage-backed securities	444,438	—	444,438	—
Asset-backed securities	45,250	—	45,250	—
Corporate bonds	2,403	—	2,403	—
State and municipal securities	179,012	—	179,012	—
Total investment securities available-for-sale	822,812	6,497	816,315	—
Mortgage loans held for sale	3,355	—	3,355	—
Derivative instruments	4,705	—	4,705	—
Other investments	1,965	—	—	1,965
Total assets	$858,289	6,497	849,827	1,965

Derivative instruments	$—	—	—	—
Total liabilities	$—	—	—	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2023
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	4,115	—	—	4,115
Total	$4,115	—	—	4,115
December 31, 2022
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	638	—	—	638
Total	$638	—	—	638

(1)	As of March 31, 2023 a reserve of $17 was recorded on collateral dependent loans. As of December 31, 2022 no reserve was recorded on collateral dependent loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2023 and December 31, 2022:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2023 and 2022 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2023		2022
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$1,965	—	$2,034	—
Total realized gains (losses) included in income	42	—	(10)	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$2,007	—	$2,024	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$42	—	$(10)	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2023 and December 31, 2022. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2023 and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Financial assets:
Cash and cash equivalents	$176,310	176,310	176,310	—	—
Loans, net	3,201,151	3,032,301	—	—	3,032,301
Mortgage servicing rights	1,147	1,335	—	1,335	—
Financial liabilities:
Deposits	4,049,343	3,467,969	—	—	3,467,969

December 31, 2022
Financial assets:
Cash and cash equivalents	$104,789	104,789	104,789	—	—
Loans, net	3,088,344	2,992,161	—	—	2,992,161
Mortgage servicing rights	1,065	1,252		1,252
Financial liabilities:
Deposits	3,892,705	3,210,581	—	—	3,210,581

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2023, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2023.

The Company's effective tax rate for the three months ended March 31, 2023 was 22.71% compared to 21.80% for the same period in 2022. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at  March 31, 2023 and 2022 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the three months ended March 31, 2023, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2019 through 2022 and the IRS for the years ended December 31, 2020 through 2022.

Note 10. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$13,841	$11,373
Denominator – Weighted average number of common shares outstanding	11,543,497	11,276,121
Basic earnings per common share	$1.20	$1.01
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$13,841	$11,373
Denominator – Weighted average number of common shares outstanding	11,543,497	11,276,121
Dilutive effect of stock options	29,763	31,885
Weighted average diluted common shares outstanding	11,573,260	11,308,006
Diluted earnings per common share	$1.20	$1.01

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2023 is as follows:

Commitments to extend credit	$1,166,887,000
Standby letters of credit	$111,479,000

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended March 31, 2023 and 2022.

	(In Thousands)
	2023	2022
Beginning balance, January 1	$6,136	955
Impact of adopting ASC 326	—	6,195
Credit loss expense (benefit)	(1,278)	825
Ending balance, March 31,	$4,858	7,975

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2023 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after  March 31, 2023, through the date of the issued financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary, Wilson Bank (the "Bank") and Encompass Home Loan Lending, LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by the Bank and 49% owned by two home builders operating in the Bank's market areas. The results of Encompass, which commenced operations on June 1, 2022, are consolidated in the Company's financial statements included elsewhere in this Quarterly Report. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of rising rates on residential real estate mortgage loans, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of inflationary pressures on our customers and on their businesses, (v) the sale of investment securities in a loss position before the value of the securities recovers, including as a result of asset liability management strategies or in response to liquidity needs, (vi) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in a rising rate environment in connection with the changes in the short-term rate environment, or that affect the yield curve, (vii) the ability to grow and retain low-cost core deposits and retain large uninsured deposits, including during times when the Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector, (viii) significant downturns in the business of one or more large customers, (ix) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (x) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (xi) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xii) inadequate allowance for credit losses, (xiii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiv) results of regulatory examinations, (xv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xvi) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvii) loss of key personnel, and (xviii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Impact of COVID-19

Information regarding the impact of the COVID-19 pandemic on our financial condition and results of operations as of and for the three months ended March 31, 2023 and the comparable prior year period is noted throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

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

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management presently has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended March 31,
	2023	2022	2023 - 2022 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.20	$1.01	18.81%
Pre-tax pre-provision basic earnings per share (1)	$1.61	$1.53	5.24%
Diluted earnings per common share (GAAP)	$1.20	$1.01	18.81%
Cash dividends per common share	$0.75	$0.75	—%
Dividends declared per common share as a percentage of basic earnings per common share	62.50%	74.26%	(15.83)%

(1) Excludes income tax expense, provision for credit losses-loans and provision for credit losses on off-balance sheet exposures.

	As of or For the Three Months Ended March 31,
	2023	2022	2023 - 2022 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average stockholders' equity (GAAP) (1)	14.65%	11.70%	25.21%
Pre-tax pre-provision annualized return on average stockholders' equity (2)	19.69%	17.75%	10.93%
Annualized return on average assets (GAAP) (3)	1.30%	1.15%	13.04%
Pre-tax pre-provision annualized return on average assets (2)	1.74%	1.74%	—%
Efficiency ratio (GAAP) (4)	56.14%	56.29%	(0.27)%

(1) Annualized return on average stockholders' equity is the result of net income for the reported period on an annualized basis, divided by average stockholders' equity for the period.

(2) Excludes income tax expense, provision for credit losses-loans and provision for credit losses on off-balance sheet exposures.

(3) Annualized return on average assets is the result of net income for the reported period on an annualized basis, divided by average assets for the period.

(4) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	March 31, 2023	December 31, 2022	2023 - 2022 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	8.69%	8.41%	3.33%
Equity to asset ratio (Average equity divided by average total assets)	8.84%	8.99%	(1.67)%
Tier 1 capital to average assets	10.70%	11.18%	(4.29)%
Non-performing asset ratio	0.02%	0.02%	—%
Book value per common share	$33.60	$31.42	6.94%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended
	March 31, 2023	March 31, 2022
Pre-tax pre-provision income:
Net income attributable to common stockholders (GAAP)	$13,841	$11,373
Add: provision for credit losses	1,962	1,892
Add: provision expense (benefit) for credit losses on unfunded commitments	(1,278)	825
Add: income tax expense	4,071	3,171
Pre-tax pre-provision income	$18,596	$17,261

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$18,596	$17,261
Weighted average shares	11,543,497	11,276,121

Basic earnings per common share (GAAP)	$1.20	$1.01
Provision for credit losses	$0.17	$0.17
Provision expense (benefit) for credit losses on unfunded commitments	$(0.11)	$0.07
Income tax expense	$0.35	$0.28
Pre-tax pre-provision basic earnings per common share	$1.61	$1.53

Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$18,596	$17,261
Average assets	4,333,731	4,018,591

Annualized return on average assets (GAAP)	1.30%	1.15%
Provision for credit losses	0.18%	0.19%
Provision expense (benefit) for credit losses on unfunded commitments	(0.12)%	0.08%
Income tax expense	0.38%	0.32%
Pre-tax pre-provision annualized return on average assets	1.74%	1.74%

Pre-tax pre-provision annualized return on average stockholders' equity:
Pre-tax pre-provision income	$18,596	$17,261
Average total stockholders' equity	383,045	394,376

Annualized return on average stockholders' equity (GAAP)	14.65%	11.70%
Provision for credit losses	2.08%	1.95%
Provision expense (benefit) for credit losses on unfunded commitments	(1.35)%	0.85%
Income tax expense	4.31%	3.25%
Pre-tax pre-provision annualized return on average stockholders' equity	19.69%	17.75%

Results of Operations

Net earnings of the Company increased $2,468,000, or 21.70%, to $13,841,000 for the three months ended March 31, 2023, from $11,373,000 in the first three months of 2022. The increase in net earnings during the three months ended March 31, 2023 as compared to the prior year comparable period was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income, and an increase in non-interest expense. The increase in net interest income for the three months ended March 31, 2023 compared to the comparable period in 2022 is due to an increase in average interest earning asset balances and an increase in the yield earned on interest earning assets, partially offset by an increase in cost of funds. The increase in the yield earned on interest earning assets is primarily due to the increase in rates experienced since the 1st quarter 2022 as the Federal Reserve increased the fed funds rate by 475 basis points. The increase in cost of funds for the three months ended March 31, 2023 when compared to the comparable period in 2022 occurred as we increased the rates we are paying on our deposit products as a result of competitive pressures in our markets and the impact of the rising rate environment. The decrease in non-interest income for the three months ended March 31, 2023 compared to the comparable periods in 2022 primarily resulted from a decrease in the gain on sale of loans which resulted from a decrease in the volume of refinancing and purchase money transactions for residential real estate loans due to higher mortgage interest rates. The increase in non-interest expense for the three months ended March 31, 2023 compared to the comparable periods in 2022 resulted from the Company's continued growth.

Return on average assets (ROA) and return on average stockholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings for the relevant period and dividing by the average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the three month periods ended March 31, 2023 and 2022 was 1.30% and 1.15%, respectively. The ROE for the three month periods ended March 31, 2023 and 2022 was 14.65% and 11.70%, respectively.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three month periods ended March 31, 2023 and March 31, 2022 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2023			March 31, 2022			March 31, 2023 versus March 31, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,206,593	5.56%	$43,284	$2,535,031	4.82%	$29,604	$8,645	$5,035	$13,680
Investment securities—taxable	763,968	2.38	4,485	832,808	1.57	3,231	(1,692)	2,946	1,254
Investment securities—tax exempt	67,965	2.33	390	77,525	1.69	324	(227)	293	66
Taxable equivalent adjustment (3)	—	0.62	104	—	0.45	86	(61)	79	18
Total tax-exempt investment securities	67,965	2.95	494	77,525	2.14	410	(288)	372	84
Total investment securities	831,933	2.43	4,979	910,333	1.62	3,641	(1,980)	3,318	1,338
Loans held for sale	3,523	8.17	71	12,655	4.94	154	(473)	390	(83)
Federal funds sold	3,579	4.76	42	27,290	0.10	7	(48)	83	35
Accounts with depository institutions	71,575	3.32	586	366,849	0.16	145	(892)	1,333	441
Restricted equity securities	3,835	7.51	71	5,089	2.71	34	(55)	92	37
Total earning assets	4,121,038	4.89	49,033	3,857,247	3.58	33,585	5,197	10,251	15,448	46.00%
Cash and due from banks	25,293			23,214
Allowance for credit losses	(39,649)			(39,476)
Bank premises and equipment	61,917			62,828
Other assets	165,132			114,778
Total assets	$4,333,731			$4,018,591

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2023			March 31, 2022			March 31, 2023 versus March 31, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$1,029,312	0.50%	$1,260	$1,056,065	0.18%	$465	$(83)	$878	$795
Money market demand accounts	1,213,698	1.45	4,344	1,219,000	0.11	342	(11)	4,013	4,002
Time Deposits	945,595	3.00	6,987	581,088	0.85	1,221	1,150	4,616	5,766
Other savings	332,515	1.06	869	309,205	0.13	100	8	761	769
Total interest-bearing deposits	3,521,120	1.55	13,460	3,165,358	0.27	2,128	1,064	10,268	11,332
Federal Home Loan Bank advances	256	3.17	2	—	—	—	2	—	2
Finance leases	2,276	2.85	16	818	7.93	16	62	(62)	—
Fed funds purchased	2,038	4.18	21	—	—	—	21	—	21
Total interest-bearing liabilities	3,525,690	1.55	13,499	3,166,176	0.27	2,144	1,149	10,206	11,355	529.62%
Non-interest bearing deposits	402,861			426,676
Other liabilities	22,135			31,363
Stockholders’ equity	383,045			394,376
Total liabilities and stockholders’ equity	$4,333,731			$4,018,591
Net interest income, on a tax equivalent basis			$35,534			$31,441	$4,048	$45	$4,093	13.02%
Net interest margin (4)		3.56%			3.36%
Net interest spread (5)		3.34%			3.31%

Notes:

(1) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(2) Loan fees of $2.8 million are included in interest income for the period ended March 31, 2023. Loan fees of $3.0 million are included in interest income for the period ended March 31, 2022, inclusive of $102,000 in  2022 in SBA fees related to PPP loans.

(3) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023		2022
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	40,532	5.13%	26,572	4.25%
Origination and other fee income	2,752	0.35%	2,930	0.47%
PPP loan fee income	—	—%	102	0.02%
Loan tax credits	670	0.08%	500	0.08%
Total	$43,954	5.56%	$30,104	4.82%

Net interest margin for the three months ended March 31, 2023 and 2022 was 3.56% and 3.36%, respectively. The increase in net interest margin for the three months ended March 31, 2023  compared to the three months ended March 31, 2022 was due to an increase in the yield earned on our earning assets and an increase in earning assets partially offset by an increase in cost of funds and an increase in deposit balances, including brokered deposits. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased 475 basis points from March 31, 2022 through the end of the 1st quarter of 2023 as the Federal Reserve sought to address high levels of inflation. The direction and speed with which short-term interest rates move has an impact on our net interest income. The Bank anticipates that its net interest margin is likely to contract throughout 2023 because of the rising short-term interest rates and the impact of competitive pressures in our market, which pressure the Bank's deposit pricing and contribute to a compression in our margin. The increase in brokered deposits, which can carry higher rates than core deposits, that we experienced in the first quarter of 2023, is also likely to negatively impact our net interest margin. The yield on loans increased during the three months ended March 31, 2023 when compared to the comparable period in 2022 due to the higher rates charged on new loans and the repricing of a portion of the Bank's variable rate loan portfolio. The net interest spread was 3.34% and 3.31% for the three months ended March 31, 2023 and March 31, 2022, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended March 31, 2023 totaled $35,430,000 compared to $31,355,000 for the same period in 2022, an increase of $4,075,000.

The increase in interest income for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 was primarily attributable to an increase in interest and fees earned on loans as well as as increase in interest and dividends earned on securities. The increase in interest and fees earned on loans resulted from an overall increase in average loans and an increase in rates as mentioned above. The ratio of average earning assets to total average assets for the three months ended March 31, 2023 was 95.1% compared to 96.0% for the same period in 2022.

Interest expense increased in the three months ended March 31, 2023 when compared to the comparable period in 2022, as competitive pressures required the Bank to raise rates paid on deposits as well as the Bank's customers shifting deposits from non-interest bearing accounts to interest bearing accounts.  We expect deposit costs to continue to increase during the remainder of 2023 due to those same factors and the expected repricing of a portion of the Bank's time deposits that are currently below the current market rates.

Provision for Credit Losses

On January 1, 2022, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation is adequate to provide coverage for all expected credit losses. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a detailed discussion regarding ACL methodology.

The provision for credit losses-loans was $1,962,000 and $1,892,000 for the periods ended March 31, 2023 and 2022, respectively. The provision for credit losses on off-balance sheet exposures was ($1,278,000) and $825,000 for the three-month period ended March 31, 2023 and 2022, respectively.

Although loan growth tapered from $141,545,000 for the period ended March 31, 2022 to $114,619,000 during the period ended March 31, 2023, our provision for credit losses – loans increased $70,000 when comparing the two periods. We increased our historical modeled loss rates and reduced our qualitative adjustments during the first quarter 2023 due to changes in our macroeconomic forecasts, which are discussed below under "Allowance for Credit Losses". The increase in our modeled historical loss rate slightly outpaced the reduction in our qualitative adjustments, which resulted in a provision for credit losses - loans comparable to our provision for credit losses – loans for the three months ended March 31, 2022, despite a decrease in the overall volume of loans originated during the period. The downward adjustment of our qualitative factor relating to changes in international, national, regional, and local conditions was due to the March 31, 2023 macroeconomic forecast capturing the potential for a recession, that was not captured in our previous forecasts. The decrease in the provision for credit losses-off-balance sheet credit exposures for the three months ended March 31, 2023 was the result of a decrease in our off-balance sheet commitments and an increase in our unconditionally cancellable commitments.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries at March 31, 2023 and 2022:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

March 31, 2023
Residential 1-4 family real estate	$647	$—	$860,301	—%
Commercial and multi-family real estate	387	—	1,076,520	—
Construction, land development and farmland	488	4	900,627	—
Commercial, industrial and agricultural	118	—	124,144	—
1-4 family equity lines of credit	54	—	152,754	—
Consumer and other	268	(333)	92,247	(0.36)
Total	$1,962	$(329)	$3,206,593	(0.01)%
March 31, 2022
Residential 1-4 family real estate	$53	$8	$687,794	—%
Commercial and multi-family real estate	619	—	920,859	—
Construction, land development and farmland	902	3	637,619	—
Commercial, industrial and agricultural	33	7	116,623	0.01
1-4 family equity lines of credit	83	—	96,586	—
Consumer and other	202	(200)	75,550	(0.26)
Total	$1,892	$(182)	$2,535,031	(0.01)%

Following our adoption of CECL, the provision for credit losses-loans charged to operating expense requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Other factors which, in management’s judgment, deserve current recognition in estimating expected credit losses include growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans, adverse situations that may affect our borrowers' ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect our borrowers' ability to pay.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,868	$1,719	$149	8.67%
Brokerage income	1,652	1,739	(87)	(5.00)
Debit and credit card interchange income	1,972	1,794	178	9.92
Other fees and commissions	337	308	29	9.42
Income on BOLI and annuity contracts	442	335	107	31.94
Gain on sale of loans	730	2,214	(1,484)	(67.03)
Mortgage servicing income	3	—	3	100.00
Gain (loss) on sale of fixed assets	(42)	28	(70)	(250.00)
Gain (loss) on sale of other assets	(1)	8	(9)	(112.50)
Other income (expense)	42	(10)	52	520.00
Total non-interest income	$7,003	$8,135	$(1,132)	(13.92%)

The decrease in non-interest income for the three months ended March 31, 2023 when compared to the comparable periods in 2022 is primarily attributable to a decrease in gain on sale of loans and a loss on the sale of fixed assets, partially offset by an increase in service charges on deposit accounts, an increase in debit and credit card interchange income, and an increase in income on BOLI and annuity contracts.

The decrease in gain on sale of loans for the three months ended March 31, 2023 was due to the higher interest rate environment which contributed to weakened demand for purchase money mortgage loans and refinancing transactions. The volume of mortgage loans originated for the three months ended March 31, 2023 was $20,826,000 compared to $53,117,000 for the three months ended March 31, 2022. The mortgage industry expects volume to remain lower during 2023. In anticipation of the slowing of mortgage origination volume due to the higher rate environment, the Company began to retain servicing rights on some of the loans it originates during the first quarter of 2022. We expect Encompass to contribute additional income through gain on sale of loans and operating fees paid to the Bank which should increase as the volume of mortgages made by Encompass increases.

The loss on sale of fixed assets in the first quarter of 2023 was attributable to the sale of a company vehicle.

The increase in service charges on deposit accounts for the three months ended March 31, 2023 primarily was due to an increase in non-sufficient funds charges.

The increase in debit and credit card interchange income for the three months ended March 31, 2023 was due to an increase in the number and volume of debit and credit card holders and transactions.

The increase in income on BOLI and annuity contracts was attributable to the purchase of an additional policy.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$15,017	$14,396	$621	4.31%
Occupancy expenses, net	1,414	1,348	66	4.90
Advertising & public relations expense	768	659	109	16.54
Furniture and equipment expense	830	856	(26)	(3.04)
Data processing expense	2,212	1,757	455	25.90
Directors’ fees	144	153	(9)	(5.88)
Audit, legal & consulting expenses	267	227	40	17.62
Other operating expenses	3,170	2,833	337	11.90
Total non-interest expense	$23,822	$22,229	$1,593	7.17%

The increase in non-interest expense for the three months ended March 31, 2023 when compared to the comparable periods in 2022 is primarily attributable to increases in salaries and employee benefits, data processing expense, advertising expense, and other operating expenses.

Salaries and employee benefits increased for the three months ended March 31, 2023 compared to the comparable period in 2022 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations and branch count as well as an increase in recruiting costs

The increase in occupancy expense for the three months ended March 31, 2023 compared to the comparable period in 2022 is primarily attributable to ongoing branch maintenance and repairs.

Data processing expense increased for the three months ended March 31, 2023 compared to the comparable period in 2022 primarily due to an increase in computer maintenance, computer license expense, and call center expense. The computer maintenance and license expenses included movement of in-house systems to cloud servers, additional investments in digital banking solutions, and an increase in information security expenses. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow and the Company places additional emphasis on the acceleration of digital product offerings.

Advertising and public relations expense increased for the three months ended March 31, 2023 due to an increase in customer acquisition costs as well as an overall increase in the cost of marketing materials.

The increase in other operating expenses is primarily due to an increase in FDIC assessment costs due to the Bank's growth in 2022, as well as the purchase of new products for customers and the conversion of several account types. The Bank expects our FDIC assessment cost to increase during the remainder of 2023 due to the recent bank failures.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended March 31, 2023 and 2022 was 56.14% and 56.29%, respectively. The improvement in the efficiency ratio in the first three months of 2023 is due to the increase in net interest income offsetting the impact of the higher non-interest expense.

Income Taxes

The Company’s income tax expense was $4,071,000 for the three months ended March 31, 2023, an increase of $900,000 over the comparable period in 2022. The percentage of income tax expense to net income before taxes was 22.71% and 21.80% for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $191,108,000, or 4.46%, to $4,476,758,000 at March 31, 2023 from $4,285,650,000 at December 31, 2022. Loans, net of allowance for credit losses, totaled $3,227,138,000 at March 31, 2023, a 3.64% increase compared to $3,113,796,000 at December 31, 2022. In 2022, management targeted owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus. In 2023, management is targeting these same areas as areas of focus. Total liabilities increased by 4.15% to $4,087,918,000 at March 31, 2023 compared to $3,925,198,000 at December 31, 2022.

Loans

The following details the loans of the Company at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$875,547	26.67%	$854,970	26.99%	$20,577	2.41%
Commercial and multi-family real estate	1,101,151	33.55	1,064,297	33.60	36,854	3.46
Construction, land development and farmland	932,107	28.40	879,528	27.76	52,579	5.98
Commercial, industrial and agricultural	125,115	3.81	124,603	3.93	512	0.41
1-4 family equity lines of credit	156,236	4.76	151,032	4.77	5,204	3.45
Consumer and other	92,225	2.81	93,332	2.95	(1,107)	(1.19)
Total loans before net deferred loan fees	$3,282,381	100.00%	$3,167,762	100.00%	$114,619	3.62%

  Overall, the Bank's loan demand and related new loan production has continued to be strong, though loan demand slightly slowed in the second half of 2022. The net loan growth of 3.64% from December 31, 2022 reflects the continued emphasis of management on growing the loan portfolio. Contributing to the Company's loan growth in the first quarter were the continued population growth and corporate relocations in the Bank's primary market areas, the opening of new branches, and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in construction, land development and farmland loans, commercial and multi-family real estate, and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. Although the Company has continued to grow loans through March 2023, the Company expects to experience a decline in demand for loans as interest rates continue to rise, particularly if the economy worsens including as a result of persistent high inflation and the recessionary environment some are predicting for 2023.

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

Allowance for Credit Losses

On January 1, 2022, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The provision for credit losses for loans represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected credit losses on loans.

The allowance for credit losses for loans represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses for loans is based on the loan's amortized cost basis, excluding accrued interest receivables, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through quarterly discounted cash flow modeling of the loan portfolio which considers lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.

Our allowance for credit losses at  March 31, 2023  reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. Provision for credit losses in  2023  resulted in an increase of the allowance for credit losses (net of charge-offs and recoveries) to  $41,446,000  at  March 31, 2023  from  $39,813,000  at  December 31, 2022 . The allowance for credit losses was  1.27% of total loans outstanding at  March 31, 2023  compared to  1.26% at  December 31, 2022 . The internally classified loans as a percentage of the allowance for credit losses were  14.3% and  16.0% respectively, at  March 31, 2023 and December 31, 2022 .

The following schedule provides an allocation of the allowance for credit losses on loans by portfolio segment for the Company as of  March 31, 2023  and   December 31, 2022 :

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2023
Residential 1-4 family real estate	$7,957	26.7%	$875,547	0.91%
Commercial and multi-family real estate	15,686	33.5	1,101,151	1.42
Construction, land development and farmland	13,797	28.4	932,107	1.48
Commercial, industrial and agricultural	1,555	3.8	125,115	1.24
1-4 family equity lines of credit	1,224	4.8	156,236	0.78
Consumer and other	1,227	2.8	92,225	1.33
Total	$41,446	100.0%	3,282,381	1.26
Net deferred loan fees			(13,797)
			$3,268,584	1.27%
December 31, 2022
Residential 1-4 family real estate	$7,310	27.0%	$854,970	0.86%
Commercial and multi-family real estate	15,299	33.6	1,064,297	1.44
Construction, land development and farmland	13,305	27.8	879,528	1.51
Commercial, industrial and agricultural	1,437	3.9	124,603	1.15
1-4 family equity lines of credit	1,170	4.8	151,032	0.77
Consumer and other	1,292	2.9	93,332	1.38
Total	$39,813	100.0%	3,167,762	1.26
Net deferred loan fees			(14,153)
			$3,153,609	1.26%

The allowance for credit losses is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible. The allowance for credit losses as a percentage of total loans outstanding at March 31, 2023 , net of deferred fees, increased from the year ended  December 31, 2022 . This increase was due to an increase in provision expense due to loan growth.

We measure expected credit losses over the life of each loan utilizing two models. For residential 1-4 family, commercial and multi-family real estate, construction and land development, commercial and industrial, 1-4 family equity lines of credit, municipal, and certain other loan types, we use discounted cash flow models which measure probability of default and loss given default. For farmland, agricultural, credit cards, auto, and other consumer loans we use the remaining life method to estimate credit losses. The measurement of expected credit losses for loan segments utilizing discounted cash flow is impacted by certain macroeconomic variables. Models are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.

In estimating expected credit losses as of March 31, 2023 , we utilized the Moody’s Analytics March 2023 Next-Cycle Recession Scenario (the “March NC-R Scenario”) to forecast the macroeconomic variables used in our models. The March NC-R Scenario was based on the review of a variety of surveys of forecasts of the U.S. economy. The March NC-R Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rates in the range of approximately (1.13)% to 2.19% during the next 12 months and (1.51)% to 1.86% in the following 12 months; (ii) a U.S. unemployment rate in the range of approximately 3.68% to 5.58% during the next 12 months and 5.00% to 5.99% in the following 12 months; and (iii) a Home Price Index annualized quarterly growth rates in the range of approximately (5.93)% to 0.46% during the next 12 months and (7.51)% to (3.73)% in the following 12 months. As a result of these changes in the macroeconomic factors, we increased our historical modeled loss rate during the first quarter of 2023.

We adjust model results using qualitative factor ("Q-factor") adjustments. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of major risk to improvement and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. We increased our historical modeled loss rates during the first quarter 2023 due to changes in our macroeconomic forecasts, which are discussed above, and reduced our qualitative adjustments. The downward adjustment of our qualitative factor relating to changes in international, national, regional, and local conditions was due to the March 31, 2023 macroeconomic forecast capturing the potential for a recession, that was not captured in our previous forecasts.

Wilson Bank’s charge-off policy for collateral dependent loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs increased to  $329,000  for the three months ended March 31, 2023 , compared to net charge-offs of $182,000  for the same period in 2022 . The ratio of net charge-offs to average total outstanding loans was 0.01% for the  three months ended March 31, 2023 and 2022 . Overall, the Bank experienced minimal charge-offs during three months ended March 31, 2023 . It is expected that charge-offs will be modest for 2023; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased  $1,278,000  from  December 31, 2022  to $4,858,000  at  March 31, 2023 as a result of a decrease in our off-balance sheet commitments and an increase in our unconditionally cancellable commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at March 31, 2023 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $11,265,000, or 1.37%, to $834,077,000 at March 31, 2023 from $822,812,000 at December 31, 2022, primarily due to an increase of the fair value of our securities caused by an improvement in the underlying market conditions. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2023 was 2.15% with a weighted average life of 8.58 years, as compared to an average yield of 2.15% and a weighted average life of 8.25 years at December 31, 2022. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment decreased$262,000, or 0.42%, from December 31, 2022 to March 31, 2023. The primary reason for the decrease was due to current year depreciation of $1,117,000, offset by the purchase of equipment and furniture and fixtures for two branches as well as an increase in computer software.

Deposits and Other Liabilities

The increase in deposits in the first three months of 2023, which is described below, outpaced loan growth during the period, causing interest bearing deposits with other financial institutions to increase. Interest bearing deposits with other financial institutions increased to $124,867,000 at March 31, 2023 from $78,948,000 at December 31, 2022. Included in deposits at March 31, 2023 were $74,272,000 in brokered deposits, compared to $35,024,000 at December 31, 2022. The increase in brokered deposits from December 31, 2022 to March 31, 2023 was the result of management's decision to increase liquidity to fund anticipated loan growth during the remainder of 2023.

The average balance and weighted average interest rate paid for deposit types for the quarters ended March 31, 2023, December 31, 2022 and March 31, 2022 are detailed in the following schedule:

	March 31, 2023		December 31, 2022		March 31, 2022
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$402,861	—%	$431,935	—%	$426,676	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	1,029,312	0.50	1,081,111	0.40	1,056,065	0.18
Money market demand accounts	1,213,698	1.45	1,252,302	1.06	1,219,000	0.11
Time deposits	945,595	3.00	679,526	1.62	581,088	0.85
Other savings	332,515	1.06	342,818	0.70	309,205	0.13
Total interest-bearing deposits	3,521,120	1.55%	3,355,757	0.93%	3,165,358	0.27%
Total deposits	$3,923,981	1.39%	$3,787,692	0.82%	$3,592,034	0.24%

At March 31, 2023 and December 31, 2022, we estimate that we had approximately $1.2 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit.

Principal maturities of certificates of deposit and individual retirement accounts at March 31, 2023 are as follows:

In Thousands
Maturity
2023	$483,594
2024	420,505
2025	120,657
2026	14,833
2027	22,869
Thereafter	3,981
$1,066,439

The increase in other liabilities since December 31, 2022 was composed of a $156,638,000, or 4.02% increase in total deposits and a $6,082,000, or 18.72%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2022 was primarily attributable to growth in market share which resulted in the opening of new deposit accounts, a targeted effort to increase customer time deposits and the increase in brokered deposits mentioned above. The increase in accrued interest and other liabilities since December 31, 2022 was attributable to an increase in reserve for taxes and an increase in employee bonus payable.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at March 31, 2023 totaled $1,063,000, an increase from $869,000 at December 31, 2022. The increase in non-performing loans during the three months ended March 31, 2023 of $194,000 is due primarily to the addition of one construction loan relationship and the addition of overdrafts that were not 90 days past due at December 31, 2022, partially offset by two residential 1-4 family real estate loan relationships that are no longer 90 days past due. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended March 31, 2023 and December 31, 2022was 0.02% and 0.02%, respectively.

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

At March 31, 2023 the Company had a recorded investment in collateral dependent loans totaling $4,115,000 an increase from a recorded investment in collateral dependent loans totaling $638,000 at December 31, 2022. The increase during the three months ended March 31, 2023 as compared to December 31, 2022 is primarily due to the addition of one 1-4 family real estate relationship and the addition of two commercial real estate relationships. As of  March 31, 2023 and December 31, 2022, no valuation allowance was recorded on collateral dependent loans. The allowance for credit losses related to collateral dependent loans was measured based upon the estimated fair value of related collateral.

At March 31, 2023, our internally classified loans decreased $450,000, or 7.06%, to $5,926,000 from $6,376,000 at December 31, 2022. Classified loan balances have remained relatively consistent due to the stable markets in which we operate; however, if short-term rates continue to rise and economic conditions worsen, our classified loan balances could increase. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement.

Liquidity and Asset Management

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is the ability to maintain sufficient cash levels necessary to fund operations, meet the requirements of depositors and borrowers, and fund attractive investment opportunities. Higher levels of liquidity, like those we built up in response to the COVID-19 pandemic and the uncertain economic environment in the first quarter of 2023, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expense involved in extending liability maturities.

Liquid assets include cash, due from banks, interest bearing deposits in other financial institutions and unpledged investment securities that will mature within one year. The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, FHLB advances, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. At March 31, 2023, the Company’s liquid assets totaled $579.8 million an increase from $522.7 million at December 31, 2022, though a portion of these liquid assets include $811.1 million of available-for-sale securities that are in an unrealized loss position totaling $127.7 million at March 31, 2023. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of March 31, 2023, the Company had available approximately $127.4 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $552.2 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a neutral interest-rate risk position as of March 31, 2023. The Company’s net interest margin and earnings could be negatively impacted if short-term rates continue to rise and competitive pressures in the Company's market areas force the Company to increase deposit rates faster than it is able to increase yields on loans. As discussed elsewhere herein, the Bank anticipates that its net interest margin is likely to contract during the remainder of 2023 because of such competitive pressures and the rising rate environment we are currently experiencing and expect to continue in the near term and costs of increased brokered deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2023, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(7.57)%	(3.79)%	(1.79)%	(1.68)%	(3.23)%	(4.87)%
EVE	(15.59)%	(5.58)%	(1.19)%	(2.27)%	(4.86)%	(8.12)%

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

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At March 31, 2023 , securities totaling approximately $41,211,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2023, loans totaling appro ximately $1,030,646,000 either will become due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at March 31, 2023, certificates of deposit of $250,000 or greater totaling approximately $297,203,000 will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

Management believes that with present maturities, borrowing capacity with the Federal Home Loan Bank of Cincinnati and the efforts of management in its asset/liability management program, the Company should be able to meet its liquidity needs in the near term future.

Off Balance Sheet Arrangements

At March 31, 2023, we had unfunded loan commitments outstanding of $1,166,887,000 and outstanding standby letters of credit of $111,479,000, compared to $1,217,963,000 and $118,064,000, respectively, at December 31, 2022. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2023, total stockholders’ equity was $388,840,000, or 8.69% of total assets, which compares with $360,452,000, or 8.41% of total assets, at December 31, 2022. The dollar increase in stockholders’ equity during the three months ended March 31, 2023 is the result of the net effect of a $16,271,000 unrealized gain on investment securities (described elsewhere in this report) net of applicable income tax expense of $5,758,000, cash dividends declared of $8,605,000, net of $6,566,000 reinvested under the Company’s dividend reinvestment plan, $227,000 related to stock option compensation, the Company’s net earnings of $13,841,000 and proceeds from the issuance of common stock related to exercise of stock options of $73,000. Also included was $15,000 of net earnings related to non-controlling interest.

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

There have been no material changes in reported market risks during the three months ended March 31, 2023.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 9, 2023	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: May 9, 2023	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer