Form 10-Q
period 2023-06-30
WILSON BANK HOLDING CO
filed 2023-08-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Common stock outstanding: 11,671,419 shares at August 9, 2023

EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

	(Unaudited)	(Audited)
	June 30, 2023	December 31, 2022
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$3,416,299	$3,153,609
Less: Allowance for credit losses	(43,363)	(39,813)
Net loans	3,372,936	3,113,796
Securities available-for-sale, at market (amortized cost $936,998 and $972,315, respectively)	799,841	822,812
Loans held for sale	5,389	3,355
Interest bearing deposits	144,896	78,948
Restricted equity securities	3,461	4,357
Federal funds sold	17,036	308
Total earning assets	4,343,559	4,023,576
Cash and due from banks	25,737	25,533
Bank premises and equipment, net	61,938	62,031
Accrued interest receivable	11,146	11,397
Deferred income tax asset	48,560	51,323
Bank owned life insurance	58,802	58,007
Other assets	45,540	48,978
Goodwill	4,805	4,805
Total assets	$4,600,087	$4,285,650
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$414,086	$414,905
Interest bearing	987,231	1,070,628
Savings and money market accounts	1,415,586	1,640,312
Time	1,346,015	766,860
Total deposits	4,162,918	3,892,705
Accrued interest payable and other liabilities	42,482	32,493
Total liabilities	4,205,400	3,925,198
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,579,696 and 11,473,256 shares, respectively	23,159	22,946
Additional paid-in capital	129,526	122,296
Retained earnings	343,250	325,625
Noncontrolling interest in consolidated subsidiary	63	15
Accumulated other comprehensive losses, net of taxes of $35,846 and $39,073 respectively	(101,311)	(110,430)
Total shareholders’ equity	394,687	360,452
Total liabilities and shareholders’ equity	$4,600,087	$4,285,650

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$47,998	$32,304	$91,282	$61,908
Interest and dividends on securities:
Taxable securities	4,394	3,943	8,879	7,174
Exempt from federal income taxes	393	355	783	679
Interest on loans held for sale	39	14	110	168
Interest on federal funds sold	163	59	205	66
Interest on balances held at depository institutions	925	396	1,512	541
Interest and dividends on restricted securities	75	26	146	60
Total interest income	53,987	37,097	102,917	70,596
Interest expense:
Interest on negotiable order of withdrawal accounts	1,389	457	2,649	922
Interest on money market and savings accounts	6,685	676	11,898	1,118
Interest on time deposits	11,837	1,090	18,824	2,311
Interest on Federal Home Loan Bank advances	—	—	2	—
Interest on Federal funds purchased	1	—	23	—
Interest on finance leases	22	17	38	33
Total interest expense	19,934	2,240	33,434	4,384
Net interest income before provision for credit losses	34,053	34,857	69,483	66,212
Provision for credit losses - loans	2,078	1,625	4,040	3,517
Provision for credit losses - off-balance sheet exposures	(1,020)	(608)	(2,298)	217
Net interest income after provision for credit losses	32,995	33,840	67,741	62,478
Non-interest income:
Service charges on deposit accounts	1,911	1,777	3,779	3,496
Brokerage income	1,572	1,690	3,224	3,429
Debit and credit card interchange income, net	2,486	2,573	4,458	4,367
Other fees and commissions	356	460	693	768
Income on BOLI and annuity contracts	504	382	946	717
Gain on sale of loans	636	511	1,366	2,725
Mortgage servicing income, net	1	(27)	4	(27)
Gain (loss) on sale of fixed assets	(6)	—	(48)	28
Gain on sale of securities	3	—	3	—
Gain (loss) on sale of other assets	—	—	(1)	8
Other income (loss)	40	2	82	(8)
Total non-interest income	7,503	7,368	14,506	15,503
Non-interest expense:
Salaries and employee benefits	15,129	14,514	30,146	28,910
Occupancy expenses, net	1,529	1,397	2,943	2,745
Advertising & public relations expense	929	688	1,697	1,347
Furniture and equipment expense	818	853	1,648	1,709
Data processing expense	2,192	1,868	4,404	3,625
Directors’ fees	175	148	319	301
Audit, legal & consulting expenses	246	191	513	418
Other operating expenses	3,441	3,065	6,611	5,898
Total non-interest expense	24,459	22,724	48,281	44,953
Earnings before income taxes	16,039	18,484	33,966	33,028
Income taxes	3,617	4,343	7,688	7,514
Net earnings	$12,422	$14,141	$26,278	$25,514
Net earnings attributable to noncontrolling interest	(33)	(2)	(48)	(2)
Net earnings attributable to Wilson Bank Holding Company	$12,389	$14,139	$26,230	$25,512
Weighted average number of common shares outstanding-basic	11,576,716	11,339,057	11,560,199	11,307,763
Weighted average number of common shares outstanding-diluted	11,606,946	11,370,255	11,590,173	11,339,264
Basic earnings per common share	$1.07	$1.25	$2.27	$2.26
Diluted earnings per common share	$1.07	$1.24	$2.26	$2.25
Dividends per common share	$-	$0.35	$0.75	$1.10

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

Three Months and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands)
Net earnings	$12,422	$14,141	$26,278	$25,514
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(9,680)	(40,641)	12,349	(100,927)
Reclassification adjustment for net gains included in net earnings	(3)	—	(3)	—
Tax effect	2,531	10,622	(3,227)	26,377
Other comprehensive earnings (losses):	(7,152)	(30,019)	9,119	(74,550)
Comprehensive earnings (losses)	$5,270	$(15,878)	$35,397	$(49,036)
Comprehensive earnings attributable to noncontrolling interest	(33)	(2)	(48)	(2)
Comprehensive earnings (losses) attributable to Wilson Bank Holding Company	$5,237	$(15,880)	$35,349	$(49,038)

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

Three Months and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three months ended:
June 30, 2023
Balance at beginning of period	$23,145	128,963	330,861	30	(94,159)	388,840
Issuance of 7,067 shares of common stock pursuant to exercise of stock options, net	14	317	—	—	—	331
Share based compensation expense	—	246	—	—	—	246
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $2,531	—	—	—	—	(7,152)	(7,152)
Net earnings (loss) for the quarter	—	—	12,389	33	—	12,422
Balance at end of period	$23,159	129,526	343,250	63	(101,311)	394,687

June 30, 2022
Balance at beginning of period	$22,615	111,694	296,435	—	(50,846)	379,898
Cash dividends declared, $.35 per share	—	—	(3,959)	—	—	(3,959)
Issuance of 48,172 shares of common stock pursuant to dividend reinvestment plan	96	3,006	—	—	—	3,102
Issuance of 2,607 shares of common stock pursuant to exercise of stock options, net	6	33	—	—	—	39
Share based compensation expense	—	210	—	—	—	210
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $10,622	—	—	—	—	(30,019)	(30,019)
Noncontrolling interest contribution	—	—	—	37	—	37
Net earnings for the quarter	—	—	14,139	2	—	14,141
Balance at end of period	$22,717	114,943	306,615	39	(80,865)	363,449

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Six Months Ended:
June 30, 2023
Balance at beginning of period	$22,946	122,296	325,625	15	(110,430)	360,452
Cash dividends declared, $.75 per share	—	—	(8,605)	—	—	(8,605)
Issuance of 96,773 shares of common stock pursuant to dividend reinvestment plan	194	6,372	—	—	—	6,566
Issuance of 9,667 shares of common stock pursuant to exercise of stock options, net	19	385	—	—	—	404
Share based compensation expense	—	473	—	—	—	473
Net change in fair value of available-for-sale securities during the period, net of taxes of $3,227	—	—	—	—	9,119	9,119
Net earnings (loss) for the quarter	—	—	26,230	48	—	26,278
Balance at end of period	$23,159	129,526	343,250	63	(101,311)	394,687

June 30, 2022
Balance at beginning of period	$22,403	105,177	292,452	—	(6,315)	413,717
Cash dividends declared, $1.10 per share	—	—	(12,360)	—	—	(12,360)
Issuance of 151,105 shares of common stock pursuant to dividend reinvestment plan	302	9,311	—	—	—	9,613
Issuance of 5,915 shares of common stock pursuant to exercise of stock options, net	12	84	—	—	—	96
Share based compensation expense	—	371	—	—	—	371
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $26,377	—	—	—	—	(74,550)	(74,550)
Cumulative effect of change in accounting principle from the adoption of ASC 326	—	—	1,011	—	—	1,011
Noncontrolling interest contribution	—	—	—	37	—	37
Net earnings for the quarter	—	—	25,512	2	—	25,514
Balance at end of period	$22,717	114,943	306,615	39	(80,865)	363,449

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$26,278	$25,514
Adjustments to reconcile consolidated net income to net cash provided (used) by operating activities
Provision for credit losses	1,742	3,734
Deferred income tax benefit	(464)	(1,193)
Depreciation and amortization of premises and equipment	2,197	2,237
Loss (gain) on disposal of premises and equipment	48	(28)
Net amortization of securities	1,426	2,321
Net realized gain on sale of securities	(3)	—
Gains on mortgage loans sold, net	(1,366)	(2,725)
Share-based compensation expense	719	844
Loss (gain) on sale of other assets	1	(8)
Increase in value of life insurance and annuity contracts	(946)	(717)
Mortgage loans originated for resale	(44,834)	(79,099)
Proceeds from sale of mortgage loans	44,166	87,476
Right of use asset amortization	220	193
Change in
Accrued interest receivable	251	(1,899)
Other assets	2,792	585
Accrued interest payable	9,712	(294)
Other liabilities	3,541	2,941
TOTAL ADJUSTMENTS	19,202	14,368
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,480	39,882
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(4,314)	(172,814)
Sales	11,498	—
Maturities, prepayments and calls	26,710	51,044
Redemptions (purchases) of restricted equity securities	896	—
Net increase in loans	(263,009)	(291,041)
Purchase of buildings, leasehold improvements, and equipment	(2,106)	(1,400)
Proceeds from sale of premises and equipment	—	28
Purchase of life insurance and annuity contracts	—	(709)
Redemption of annuity contracts	358	—
NET CASH USED IN INVESTING ACTIVITIES	(229,967)	(414,892)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	(308,942)	178,776
Net change in deposits - time	579,155	(23,041)
Change in escrow balances	(1,196)	4,252
Repayment of finance lease obligation	(15)	(13)
Net increase in noncontrolling interest contributions	—	37
Issuance of common stock related to exercise of stock options	404	96
Issuance of common stock pursuant to dividend reinvestment plan	6,566	9,613
Cash dividends paid on common stock	(8,605)	(12,360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	267,367	157,360
NET CHANGE IN CASH AND CASH EQUIVALENTS	82,880	(217,650)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	104,789	453,418
CASH AND CASH EQUIVALENTS - END OF PERIOD	$187,669	$235,768

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2023 and 2022

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$23,722	$4,678
Taxes	$8,120	$9,326
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of tax (expense)/benefit of ($3,227) and $26,377 for the six months ended June 30, 2023 and 2022, respectively	$9,119	$(74,550)
Non-cash transfers from loans to other real estate	$—	$—
Non-cash transfers from loans to other assets	$—	$—

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, Putnam, Smith, Hamilton, and Williamson Counties, Tennessee. On June 1, 2022, the Bank began operations with a newly-formed joint venture, Encompass Home Lending LLC ("Encompass") of which the Bank owns 51% of the outstanding membership interests. Encompass offers residential mortgage banking services to customers of certain home builders in our markets as well as other mortgage customers.

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

Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, in June 2022, the FASB issued this pronouncement which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-03 prospectively once adopted. The Company is assessing ASU 2022-03 and its impact on its accounting and disclosures.

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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has begun negotiating loans using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For the Company’s currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. The Company expects to complete all loan transitions by August 2023.

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

The following schedule details the loans of the Company at June 30, 2023 and December 31, 2022:

	(In Thousands)
	June 30, 2023	December 31, 2022

Residential 1-4 family real estate	$900,198	$854,970
Commercial and multi-family real estate	1,158,864	1,064,297
Construction, land development and farmland	967,611	879,528
Commercial, industrial and agricultural	126,690	124,603
1-4 family equity lines of credit	180,540	151,032
Consumer and other	96,003	93,332
Total loans before net deferred loan fees	3,429,906	3,167,762
Net deferred loan fees	(13,607)	(14,153)
Total loans	3,416,299	3,153,609
Less: Allowance for credit losses	(43,363)	(39,813)
Net loans	$3,372,936	$3,113,796

Risk characteristics relevant to each portfolio segment are as follows:

Construction, land development and farmland: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans generally rely on estimates of project costs and the anticipated value of the completed project, while the Company strives to ensure the accuracy of these estimates, it is possible for these estimates to be inaccurate. Construction loans often involve the disbursement of substantial funds with repayments substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Transactions in the allowance for credit losses for the six months ended  June 30, 2023 and  June 30, 2022 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2023
Allowance for credit losses - loans:
Beginning balance January 1,	$7,310	15,299	13,305	1,437	1,170	1,292	39,813
Provision for credit losses	911	1,245	877	130	252	625	4,040
Charge-offs	—	—	—	—	—	(732)	(732)
Recoveries	10	—	7	—	—	225	242
Ending balance	$8,231	16,544	14,189	1,567	1,422	1,410	43,363

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2022
Allowance for credit losses - loans:
Beginning balance January 1,	$9,242	16,846	9,757	1,329	1,098	1,360	39,632
Impact of adopting ASC 326	(3,393)	(3,433)	(266)	219	(324)	(367)	(7,564)
Provision	432	196	2,199	(13)	142	561	3,517
Charge-offs	—	—	—	—	—	(593)	(593)
Recoveries	10	—	6	7	—	223	246
Ending balance	$6,291	13,609	11,696	1,542	916	1,184	35,238

Transactions in the allowance for credit losses for the three months ended  June 30, 2023 and  June 30, 2022 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2023
Allowance for credit losses - loans:
Beginning balance April 1,	$7,957	15,686	13,797	1,555	1,224	1,227	41,446
Provision for credit losses	264	858	389	12	198	357	2,078
Charge-offs	—	—	—	—	—	(284)	(284)
Recoveries	10	—	3	—	—	110	123
Ending balance	$8,231	16,544	14,189	1,567	1,422	1,410	43,363

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2022
Allowance for credit losses - loans:
Beginning balance April 1,	$5,910	14,032	10,396	1,588	857	995	33,778
Provision	379	(423)	1,297	(46)	59	359	1,625
Charge-offs	—	—	—	—	—	(306)	(306)
Recoveries	2	—	3	—	—	136	141
Ending balance	$6,291	13,609	11,696	1,542	916	1,184	35,238

The following table presents the amortized cost basis of collateral dependent loans at June 30, 2023 and  December 31, 2022 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
June 30, 2023
Residential 1-4 family real estate	$1,956	—	1,956
Commercial and multi-family real estate	2,931	—	2,931
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	4,887	—	4,887

	In Thousands
	Real Estate	Other	Total
December 31, 2022
Residential 1-4 family real estate	$130	—	130
Commercial and multi-family real estate	508	—	508
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$638	—	638

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

The following tables present the Company’s nonaccrual loans and past due loans as of June 30, 2023 and December 31, 2022.

Loans on Nonaccrual Status

In Thousands
	June 30,	December 31,
	2023	2022
Residential 1-4 family real estate	$—	$—
Commercial and multi-family real estate	—	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
Total	$—	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 89 Days Past Due and Accruing
June 30, 2023
Residential 1-4 family real estate	$841	238	136	1,215	898,983	900,198	$136
Commercial and multi-family real estate	480	—	—	480	1,158,384	1,158,864	—
Construction, land development and farmland	387	—	—	387	967,224	967,611	—
Commercial, industrial and agricultural	16	12	7	35	126,655	126,690	7
1-4 family equity lines of credit	221	153	—	374	180,166	180,540	—
Consumer and other	319	646	41	1,006	94,997	96,003	41
Total	$2,264	1,049	184	3,497	3,426,409	3,429,906	$184
December 31, 2022
Residential 1-4 family real estate	$2,046	1,080	426	3,552	851,418	854,970	$426
Commercial and multi-family real estate	397	1,626	400	2,423	1,061,874	1,064,297	400
Construction, land development and farmland	591	—	—	591	878,937	879,528	—
Commercial, industrial and agricultural	49	62	—	111	124,492	124,603	—
1-4 family equity lines of credit	74	77	—	151	150,881	151,032	—
Consumer and other	403	184	43	630	92,702	93,332	43
Total	$3,560	3,029	869	7,458	3,160,304	3,167,762	$869

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, we adopted ASU 2022-02 which eliminated the accounting guidance for TDRs and requires disclosures for certain loan modifications when a borrower is experiencing financial difficulty.

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

The following table presents the amortized cost basis of loans at  June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Residential 1-4 family real estate	$—	$947	$—	$—	$—	$—	0.11%
Commercial and multi-family real estate	—	2,436	—	—	—	—	0.21%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	97	—	—	—	0.08%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,383	$97	$—	$—	$—	0.10%

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
June 30, 2023
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

As evidenced above, no such loans that have been modified within the last 12 months were thirty days or more past due.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023 (dollars in thousands):

Six Months Ended June 30, 2023	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension

Residential 1-4 family real estate	$—	—%	—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	37
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
Total	$—	—%	37

Three Months Ended June 30, 2023	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension

Residential 1-4 family real estate	$—	—%	—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
Total	$—	—%	—

There were no loan modifications with financial effect during the three months ended June 30, 2023.

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

In Thousands
Six Months Ended June 30, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

In Thousands
Three Months Ended June 30, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

There were no payment defaults on modified loans during the three and six months ended June 30, 2023.

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the allowance for credit losses is adjusted by the same amount.

TDR Disclosures Prior to Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02 the restructuring of a loan was considered a TDR if both (i) the borrower was experiencing financial difficulties and (ii) the creditor had granted a concession. Concessions may have included interest rate reductions or below market interest rates, principal forgiveness, extension of terms and other actions intended to minimize potential losses.

The Company did not modify any loan that was considered a TDR during the three and six months ended June 30, 2022.

As of June 30, 2023 there were no consumer mortgage loans in the process of foreclosure. As of  December 31, 2022, the Company's recorded investment in consumer mortgage loans in the process of foreclosure totaled $11,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $4.7 million at June 30, 2023 and $6.4 million at December 31, 2022. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of June 30, 2023:

	In Thousands
							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
June 30, 2023
Residential 1-4 family real estate
Pass	$85,818	289,151	252,693	98,878	59,129	99,673	11,154	896,496
Special mention	—	241	—	881	62	1,482	—	2,666
Substandard	—	—	—	—	130	906	—	1,036
Total Residential 1-4 family real estate	$85,818	289,392	252,693	99,759	59,321	102,061	11,154	900,198
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$38,243	283,452	295,110	184,535	96,211	224,059	36,975	1,158,585
Special mention	—	—	—	158	—	36	—	194
Substandard	—	—	—	—	—	85	—	85
Total Commercial and multi-family real estate	$38,243	283,452	295,110	184,693	96,211	224,180	36,975	1,158,864
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$128,715	379,396	204,918	31,324	8,567	13,380	201,256	967,556
Special mention	—	—	—	—	—	55	—	55
Substandard	—	—	—	—	—	—	—	—
Total Construction, land development and farmland	$128,715	379,396	204,918	31,324	8,567	13,435	201,256	967,611
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$15,899	35,873	8,892	13,710	17,895	8,363	25,942	126,574
Special mention	97	—	—	—	—	—	—	97
Substandard	—	7	—	—	—	—	12	19
Total Commercial, industrial and agricultural	$15,996	35,880	8,892	13,710	17,895	8,363	25,954	126,690
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	180,314	180,314
Special mention	—	—	—	—	—	—	86	86
Substandard	—	—	—	—	—	—	140	140
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	180,540	180,540
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$16,368	20,716	7,815	15,853	5,329	6,805	22,842	95,728
Special mention	—	66	83	12	—	—	—	161
Substandard	—	90	9	12	—	3	—	114
Total Consumer and other	$16,368	20,872	7,907	15,877	5,329	6,808	22,842	96,003
Consumer and other:
Current-period gross charge-offs	$1	105	41	4	—	1	580	732

The table below presents loan balances classified within each risk rating category based on year of origination as of June 30, 2023:

	In Thousands
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
June 30, 2023
Pass	$285,043	1,008,588	769,428	344,300	187,131	352,280	478,483	3,425,253
Special mention	97	307	83	1,051	62	1,573	86	3,259
Substandard	—	97	9	12	130	994	152	1,394
Total	$285,140	1,008,992	769,520	345,363	187,323	354,847	478,721	3,429,906

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

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,370	—	830	6,540
U.S. Government-sponsored enterprises (GSEs)	177,249	—	27,891	149,358
Mortgage-backed securities	485,679	2	71,139	414,542
Asset-backed securities	45,048	30	2,192	42,886
Corporate bonds	2,500	—	119	2,381
Obligations of states and political subdivisions	219,152	—	35,018	184,134
	$936,998	32	137,189	799,841

	December 31, 2022
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,353	—	856	6,497
U.S. Government-sponsored enterprises (GSEs)	177,261	—	32,049	145,212
Mortgage-backed securities	518,727	1	74,290	444,438
Asset-backed securities	47,538	—	2,288	45,250
Corporate bonds	2,500	—	97	2,403
Obligations of states and political subdivisions	218,936	—	39,924	179,012
	$972,315	1	149,504	822,812

As of  June 30, 2023, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $139,838,000 (fair value of $118,049,000) and $148,460,000 (fair value of $126,190,000) at June 30, 2023 and December 31, 2022, respectively.

Securities carried on the balance sheet of approximately $502,138,000 (approximate market value of $429,123,000) and $477,051,000 (approximate market value of $405,403,000) were pledged to secure public deposits and for other purposes as required by law at  June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at June 30, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$5,023	$4,985
Due after one year through five years	99,690	88,969
Due after five years through ten years	267,253	226,090
Due after ten years	565,032	479,797
	$936,998	$799,841

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2023	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$6,540	$830	3	$6,540	$830
U.S. Government-sponsored enterprises (GSEs)	—	—	—	149,358	27,891	58	149,358	27,891
Mortgage-backed securities	604	12	5	413,424	71,127	233	414,028	71,139
Asset-backed securities	13,653	757	6	24,238	1,435	22	37,891	2,192
Corporate bonds	—	—	—	2,381	119	1	2,381	119
Obligations of states and political subdivisions	8,054	131	4	176,080	34,887	202	184,134	35,018
	$22,311	$900	15	$772,021	$136,289	519	$794,332	$137,189

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2022	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$6,497	$856	—	6,497	$856
U.S. Government-sponsored enterprises (GSEs)	9,747	872	4	135,465	31,177	54	145,212	32,049
Mortgage-backed securities	148,441	14,601	113	295,431	59,689	136	443,872	74,290
Asset-backed securities	35,276	1607	21	9,974	681	11	45,250	2,288
Corporate bonds	2,403	97	1	—	—	—	2,403	97
Obligations of states and political subdivisions	58,567	6,056	76	120,445	33,868	128	179,012	39,924
	$254,434	$23,233	215	$567,812	$126,271	332	$822,246	$149,504

The applicable date for determining when securities are in an unrealized loss position is  June 30, 2023 and  December 31, 2022. As such, it is possible that a security had a market value less than its amortized cost on other days during the six months ended June 30, 2023 and the twelve-month period ended  December 31, 2022, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at  June 30, 2023 and  December 31, 2022, the Company had unrealized losses of $137.2 million and $149.5 million on $794.3 million and $822.2 million, respectively, of securities. As described in note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at  June 30, 2023, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at  June 30, 2023 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at  June 30, 2023. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At  June 30, 2023, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is largely attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired (OTTI) at  June 30, 2023.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $9.5 million which had unrealized losses of approximately $1.6 million at  June 30, 2023. These non-agency mortgage-backed securities were rated AAA at June 30, 2023. The Company monitors to ensure it has adequate credit support and as of  June 30, 2023, the Company believes there is no OTTI and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Obligations of States and Political Subdivisions

Unrealized losses on municipal bonds have not been recognized into income because the issuers' bonds are of high credit quality (rated A or higher), management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $42.9 million which had unrealized losses of approximately $2.2 million at  June 30, 2023. The Company monitors these securities to ensure it has adequate credit support and as of  June 30, 2023, the Company believes there is no OTTI and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Corporate Bonds

The Company's lone corporate debt security with a fair value of $2.4 million had an unrealized loss of approximately $0.1 million at  June 30, 2023. The Company monitors this security to ensure it has adequate credit support and as of June 30, 2023, the Company believes there is no OTTI and does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery. The issuer continues to make timely principal and interest payments on the bond.

Note 4. Derivatives

Derivatives Designated as Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate loans. The hedging strategy on loans converts the fixed interest rates to variable interest rates tied to the applicable reference rate. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the maturity dates of the hedged loans.

During the second quarter of 2020, the Company entered into one swap transaction with a notional amount of $30,000,000 pursuant to which the Company pays the counter-party a fixed interest rate and receives a floating rate, which to date has equaled 1 month LIBOR. Beginning September 1, 2023, the Company expects to begin receiving a daily compounded SOFR rate plus a spread adjustment in lieu of 1 month LIBOR as part of the LIBOR transition event. The derivative transaction is designated as a fair value hedge.

A summary of the Company's fair value hedge relationships as of  June 30, 2023 and  December 31, 2022 are as follows (in thousands):

June 30, 2023
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	6.93	0.65%	1 month LIBOR	$30,000	4,458

December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	7.42	0.65%	1 month LIBOR	$30,000	4,520

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
Gain (loss) on fair value hedging relationship	2023	2022
Interest rate swap agreements - loans:
Hedged items	$172	(2,368)
Derivative designated as hedging instruments	(62)	2,394

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at  June 30, 2023 and  December 31, 2022 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Loans	$25,624	25,452	(4,376)	(4,548)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At June 30, 2023 and December 31, 2022, the Company had approximately $7,252,000 and $6,923,000, respectively, of interest rate lock commitments and approximately $7,000,000 and $6,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $157,000 and $123,000 at June 30, 2023 and December 31, 2022, respectively, and a derivative asset of $28,000 and $62,000 at June 30, 2023 and December 31, 2022, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	June 30, 2023	June 30, 2022
Interest rate contracts for customers	$34	(467)
Forward contracts related to mortgage loans held for sale and interest rate contracts	(34)	(28)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of June 30, 2023 and December 31, 2022 (in thousands):

	In Thousands
	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$7,252	157	6,923	123
Forward contracts related to mortgage loans held-for-sale	7,000	28	6,250	62

Note 5. Mortgage Servicing Rights

During the first quarter of 2022, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of June 30, 2023 and December 31, 2022 are as follows:

	In Thousands
	June 30, 2023	December 31, 2022
Mortgage loan portfolios serviced for:
FHLMC	$100,774	$85,742

For the six months ended June 30, 2023 and 2022, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	June 30, 2023	June 30, 2022
Balance at beginning of period	$1,065	—
Servicing rights retained from loans sold	214	1,277
Amortization	(91)	(264)
Valuation Allowance Provision	—	(90)
Balance at end of period	$1,188	923
Fair value, end of period	$1,526	923

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Prepayment speed	7.12%	7.18%
Weighted-average life (in years)	9.06	8.98
Weighted-average note rate	4.70%	4.34%
Weighted-average discount rate	9.00%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of June 30, 2023, the Company had outstanding 4,198 options under the 2009 Stock Option Plan with a weighted average exercise price of $35.32.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2023, the Company had 175,295 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of June 30, 2023, the Company had outstanding 228,458 options with a weighted average exercise price of $56.67 and 163,415 cash-settled stock appreciation rights with a weighted average exercise price of $54.46 under the 2016 Equity Incentive Plan.

Stock Options

As of June 30, 2023, the Company had outstanding 232,656 stock options with a weighted average exercise price of $56.29 and 163,415 cash-settled stock appreciation rights with a weighted average exercise price of $54.46.

The following table summarizes information about stock options and cash-settled SARs activity for the six months ended June 30, 2023 and 2022:

	June 30, 2023		June 30, 2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	414,778	$55.13	357,254	$50.18
Granted	5,000	69.00	114,332	64.06
Exercised	(18,540)	48.83	(24,601)	41.55
Forfeited or expired	(5,167)	60.35	(1,167)	46.81
Outstanding at end of period	396,071	$55.53	445,818	$54.22
Options and SARs exercisable at June 30	190,510	$48.50	173,425	$43.27

As of  June 30, 2023, there was $3,991,000 of total unrecognized cost related to non-vested stock options and SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.34 years.

Time-based Vesting Restricted Shares and Restricted Share Units

A summary of restricted share awards and restricted share unit awards activity for the six months ended June 30, 2023 is as follows:

	Restricted Share Awards		Restricted Share Units
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	1,075	$64.03	—	$—
Granted	—	—	14,833	69.00
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2023	1,075	$64.03	14,833	$69.00

The restricted shares and restricted share units vest over various time periods. As of June 30, 2023, there was $37,000 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 1.61 years. As of June 30, 2023, there was $890,000 of unrecognized compensation cost related to non-vested restricted share units, all of which were granted to employees of the Bank during the second quarter of 2023. The cost is expected to be expensed over a weighted-average period of 4.88 years.

Performance-Based Vesting Restricted Stock Units ("PSUs")

The Company awards performance-based restricted stock units to officers and employees of the Bank. Under the terms of the awards, the number of units that will be earned and thereafter settled in shares of common stock will be based on the employee's performance against certain performance metrics over a fixed three-year performance period. Compensation expense for PSUs is estimated each period based on the fair value of the Company's common stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.

The following tables detail the PSU's outstanding at June 30, 2023.

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	1,107	67.85
Vested	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2023	1,107	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	1,107

As of June 30, 2023, there was $59,000 of total unrecognized cost related to non-vested performance based restricted share units. The cost is expected to be expensed over a weighted-average period of 2.51 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2023, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and Wilson Bank’s actual capital amounts and ratios as of  June 30, 2023 and  December 31, 2022 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2023
Total capital to risk weighted assets:
Consolidated	$538,392	13.9%	$310,487	8.0%	$388,109	10.0%
Wilson Bank	534,956	13.8	310,376	8.0	387,970	10.0
Tier 1 capital to risk weighted assets:
Consolidated	491,192	12.7	232,864	6.0	310,486	8.0
Wilson Bank	487,756	12.6	232,780	6.0	310,374	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	491,129	12.7	174,648	4.5	N/A	N/A
Wilson Bank	487,693	12.6	174,586	4.5	252,180	6.5
Tier 1 capital to average assets:
Consolidated	491,192	10.7	184,444	4.0	N/A	N/A
Wilson Bank	487,756	10.6	184,379	4.0	230,474	5.0

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2022
Total capital to risk weighted assets:
Consolidated	$512,025	13.5%	$303,440	8.0%	$379,300	10.0%
Wilson Bank	509,169	13.4	303,334	8.0	379,168	10.0
Tier 1 capital to risk weighted assets:
Consolidated	466,076	12.3	227,580	6.0	303,440	8.0
Wilson Bank	463,220	12.2	227,500	6.0	303,333	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	466,061	12.3	170,685	4.5	N/A	N/A
Wilson Bank	463,205	12.2	170,625	4.5	246,458	6.5
Tier 1 capital to average assets:
Consolidated	466,076	11.2	166,712	4.0	N/A	N/A
Wilson Bank	463,220	11.1	166,648	4.0	208,310	5.0

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

The following tables present the financial instruments carried at fair value as of June 30, 2023 and December 31, 2022, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2023
Hedged Loans	$25,624	—	25,624	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	6,540	6,540	—	—
U.S. Government sponsored enterprises	149,358	—	149,358	—
Mortgage-backed securities	414,542	—	414,542	—
Asset-backed securities	42,886	—	42,886	—
Corporate bonds	2,381	—	2,381	—
State and municipal securities	184,134	—	184,134	—
Total investment securities available-for-sale	799,841	6,540	793,301	—
Mortgage loans held for sale	5,389	—	5,389	—
Derivative instruments	4,643	—	4,643	—
Other investments	2,047	—	—	2,047
Total assets	$837,544	6,540	828,957	2,047

Derivative instruments	$—	—	—	—
Total liabilities	$—	—	—	—

December 31, 2022
Hedged Loans	$25,452	—	25,452	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	6,497	6,497	—	—
U.S. Government sponsored enterprises	145,212	—	145,212	—
Mortgage-backed securities	444,438	—	444,438	—
Asset-backed securities	45,250	—	45,250	—
Corporate bonds	2,403	—	2,403	—
State and municipal securities	179,012	—	179,012	—
Total investment securities available-for-sale	822,812	6,497	816,315	—
Mortgage loans held for sale	3,355	—	3,355	—
Derivative instruments	4,705	—	4,705	—
Other investments	1,965	—	—	1,965
Total assets	$858,289	6,497	849,827	1,965

Derivative instruments	$—	—	—	—
Total liabilities	$—	—	—	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2023
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	4,887	—	—	4,887
Total	$4,887	—	—	4,887
December 31, 2022
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	638	—	—	638
Total	$638	—	—	638

(1)	As of June 30, 2023 and December 31, 2022 no reserve was recorded on collateral dependent loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2023 and December 31, 2022:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2023 and 2022 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended June 30,
	2023		2022
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, April 1	$2,007	—	$2,024	—
Total realized gains (losses) included in income	40	—	2	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,047	—	$2,026	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$40	—	$2	—

	For the Six Months Ended June 30,
	2023		2022
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$1,965	—	$2,034	—
Total realized gains (losses) included in income	82	—	(8)	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,047	—	$2,026	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$82	—	$(8)	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2023 and December 31, 2022. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2023 and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Financial assets:
Cash and cash equivalents	$187,669	187,669	187,669	—	—
Loans, net	3,347,312	3,202,440	—	—	3,202,440
Mortgage servicing rights	1,188	1,526	—	1,526	—
Financial liabilities:
Deposits	4,162,918	3,629,530	—	—	3,629,530

December 31, 2022
Financial assets:
Cash and cash equivalents	$104,789	104,789	104,789	—	—
Loans, net	3,088,344	2,992,161	—	—	2,992,161
Mortgage servicing rights	1,065	1,252		1,252
Financial liabilities:
Deposits	3,892,705	3,210,581	—	—	3,210,581

(1)

Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2023, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2023.

The Company's effective tax rate for the three and six months ended June 30, 2023 was 22.55%  and 22.63% compared to 23.50% and 22.75% for the same periods in 2022. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at  June 30, 2023 and 2022 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the six months ended June 30, 2023, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$12,389	$14,139	$26,230	$25,512
Denominator – Weighted average number of common shares outstanding	11,576,716	11,339,057	11,560,199	11,307,763
Basic earnings per common share	$1.07	$1.25	$2.27	$2.26
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$12,389	$14,139	$26,230	$25,512
Denominator – Weighted average number of common shares outstanding	11,576,716	11,339,057	11,560,199	11,307,763
Dilutive effect of stock options, RSUs and PSUs	30,230	31,198	29,974	31,501
Weighted average diluted common shares outstanding	11,606,946	11,370,255	11,590,173	11,339,264
Diluted earnings per common share	$1.07	$1.24	$2.26	$2.25

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2023 is as follows:

Commitments to extend credit	$1,138,729,000
Standby letters of credit	$109,848,000

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the six months ended June 30, 2023 and 2022.

	(In Thousands)
	2023	2022
Beginning balance, January 1	$6,136	955
Impact of adopting ASC 326	—	6,195
Credit loss expense (benefit)	(2,298)	217
Ending balance, June 30,	$3,838	7,367

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended June 30, 2023 and 2022.

	(In Thousands)
	2023	2022
Beginning balance, April 1	$4,858	7,975
Impact of adopting ASC 326	—	—
Credit loss expense (benefit)	(1,020)	(608)
Ending balance, June 30,	$3,838	7,367

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2023 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after  June 30, 2023, through the date of the issued financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its bank subsidiary, Wilson Bank & Trust (the "Bank") and Encompass Home Lending LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by the Bank and 49% owned by two home builders operating in the Bank's market areas. The results of Encompass, which commenced operations on June 1, 2022, are consolidated in the Company's financial statements included elsewhere in this Quarterly Report. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

Recent Developments

Difficult Market Conditions are Adversely Affecting the Banking Industry

Concerns of a potential recession remain as the Federal Reserve continued to increase interest rates in the second quarter of 2023 in an effort to ease inflation. The Federal Reserve raised interest rates by an aggregate of 500 basis points in 2022 and through July 2023 (including a 25 basis point increase on July 26, 2023), to a range between 5.25% and 5.50%, the highest level in over 20 years. The Federal Reserve reiterated that inflation remained elevated and that they are remaining highly attentive to inflation risks, suggesting that future rate hikes could be possible. Future actions that may be taken by the Federal Reserve may continue to impact key macroeconomic variables.

The rise in short term interest rates during 2022 that has continued in 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the bank liquidity issues that led to the failures of multiple financial institutions beginning in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations, though the situation appears to have stabilized somewhat due in part to actions taken by federal regulators in attempts to restore confidence in the markets. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program (“BTFP”) which provides an additional source of liquidity against high quality securities, in an effort to minimize the need for banks to quickly sell securities at a loss in times of stress. The BTFP offers advances for a term of up to one year to eligible borrowers that pledge U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. The rate for term advances will be the one-year overnight index swap rate plus 10 basis points; the rate will be fixed for the term of the advance on the day the advance is made. Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty.

To date, these recent market events and activities have not materially and adversely impacted our financial condition, operations, customer base, liquidity, capital position or risk profile, though they have had some impact, particularly on our cost of funds which has contributed to compression in our net interest margin.

We have an investment portfolio that we believe consists of high-quality securities. As of June 30, 2023, the fair value of our available-for-sale debt securities was $799,841,000, or approximately 17.39% of total assets. We monitor our tangible common equity, which includes the impact of unrealized losses on available-for-sale securities, to total assets on an ongoing basis. As of June 30, 2023, our ratio of tangible common equity to total assets was significantly higher than the regulatory minimum of 2%. We also stress our tangible common equity in various interest rate scenarios.

Our liquidity position remained strong, with the following financial balances as of June 30, 2023, compared to December 31, 2022:

•	Total cash and cash equivalents of approximately $187,669,000, compared to $104,789,000.
•	Total liquidity ratio of approximately 12.13%, compared to 12.21%.
•	Unpledged, liquid securities were approximately $370,507,000, compared to $417,684,000.
•	Available borrowing capacity from Federal Home Loan Bank of Cincinnati (“FHLB”) secured lines of credit was approximately $559.5 million, compared to $526.5 million. There were no outstanding borrowings at FHLB at June 30, 2023.
•	Available borrowing capacity from the six unsecured credit lines from correspondent banks totaled $125,236,000 and $126,208,000 at June 30, 2023 and December 31, 2022, respectively. There were no outstanding borrowings on these lines at June 30, 2023 or December 31, 2022.
•	Did not participate in BTFP in the second quarter of 2023.

We continue to monitor macroeconomic variables related to increasing interest rates, inflation, the concerns of an economic downturn, and its effects on our business, customers, employees, communities and markets. The following challenges could have an impact on our business, consolidated financial condition or near- or longer-term consolidated results of operations:

•	Slower loan growth and declining deposits;
•	Difficulty retaining and attracting deposit relationships;
•	Credit quality deterioration of our loan portfolio resulting in additional provision for credit losses and impairment charges;
•	Margin pressure as we increase deposit rates in response to rate increases by the FOMC and our competitors and the mix of our deposits continues to shift into more interest-bearing accounts;
•	Increases in other comprehensive loss from the unrealized losses on available-for-sale debt securities; and
•	Liquidity stresses and increased costs to maintain sufficient levels of high-quality liquid assets and access to borrowing lines.

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

The non-GAAP measures in this Quarterly Report include “pre-tax pre-provision income,” “pre-tax pre-provision basic earnings per share,” “pre-tax pre-provision annualized return on average shareholders' equity,” and “pre-tax pre-provision annualized return on average assets.” A reconciliation of these measures to the comparable GAAP measures is included below.

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management presently has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2023	2022	2023 - 2022 Percent Increase (Decrease)	2023	2022	2023 - 2022 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.07	$1.25	(14.40)%	$2.27	$2.26	0.44%
Pre-tax pre-provision basic earnings per share (1)	$1.47	$1.72	(14.53)%	$3.08	$3.25	(5.23)%
Diluted earnings per common share (GAAP)	$1.07	$1.24	(13.71)%	$2.26	$2.25	0.44%
Cash dividends per common share	$—	$0.35	(100.00)%	$0.75	$1.10	(31.82)%
Dividends declared per common share as a percentage of basic earnings per common share	—%	28.00%	(100.00)%	33.04%	48.67%	(32.12)%

(1) Excludes income tax expense, provision for credit losses-loans and provision for credit losses on off-balance sheet exposures.

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2023	2022	2023 - 2022 Percent Increase (Decrease)	2023	2022	2023 - 2022 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (GAAP) (1)	12.65%	15.60%	(18.91)%	13.63%	13.57%	0.44%
Pre-tax pre-provision annualized return on average shareholders' equity (2)	17.42%	21.52%	(19.05)%	18.53%	19.55%	(5.22)%
Annualized return on average assets (GAAP) (3)	1.11%	1.38%	(19.57)%	1.20%	1.27%	(5.51)%
Pre-tax pre-provision annualized return on average assets (2)	1.53%	1.91%	(19.90)%	1.63%	1.83%	(10.93)%
Efficiency ratio (GAAP) (4)	58.86%	53.82%	9.36%	57.48%	55.01%	4.49%

(1) Annualized return on average shareholders' equity is the result of net income for the reported period on an annualized basis, divided by average shareholders' equity for the period.

(2) Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.

(3) Annualized return on average assets is the result of net income for the reported period on an annualized basis, divided by average assets for the period.

(4) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	June 30, 2023	December 31, 2022	2023 - 2022 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	8.58%	8.41%	2.02%
Equity to asset ratio (Average equity divided by average total assets)	8.80%	8.99%	(2.11)%
Tier 1 capital to average assets	10.65%	11.18%	(4.74)%
Non-performing asset ratio	—%	0.02%	(100.00)%
Book value per common share	$34.08	$31.42	8.47%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pre-tax pre-provision income:
Net income attributable to common shareholders (GAAP)	$12,389	$14,139	$26,230	$25,512
Add: provision for credit losses - loans	2,078	1,625	4,040	3,517
Add: provision expense (benefit) for credit losses on off-balance sheet exposures	(1,020)	(608)	(2,298)	217
Add: provision for credit losses - available-for-sale securities	—	—	—	—
Add: income tax expense	3,617	4,343	7,688	7,514
Pre-tax pre-provision income	$17,064	$19,499	$35,660	$36,760

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$17,064	$19,499	$35,660	$36,760
Weighted average shares	11,576,716	11,339,057	11,560,199	11,307,763

Basic earnings per common share (GAAP)	$1.07	$1.25	$2.27	$2.26
Provision for credit losses - loans	$0.18	$0.14	$0.35	$0.31
Provision expense (benefit) for credit losses on off-balance sheet exposures	$(0.09)	$(0.05)	$(0.20)	$0.02
Provision for credit losses - available-for-sale securities	$—	$—	$—	$—
Income tax expense	$0.31	$0.38	$0.66	$0.66
Pre-tax pre-provision basic earnings per common share	$1.47	$1.72	$3.08	$3.25

Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$17,064	$19,499	$35,660	$36,760
Average assets	4,482,699	4,103,813	4,408,627	4,061,438

Annualized return on average assets (GAAP)	1.11%	1.38%	1.20%	1.27%
Provision for credit losses - loans	0.19%	0.16%	0.18%	0.17%
Provision expense (benefit) for credit losses on off-balance sheet exposures	(0.09)%	(0.06)%	(0.11)%	0.01%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	0.32%	0.43%	0.36%	0.38%
Pre-tax pre-provision annualized return on average assets	1.53%	1.91%	1.63%	1.83%

Pre-tax pre-provision annualized return on average shareholders' equity:
Pre-tax pre-provision income	$17,064	$19,499	$35,660	$36,760
Average total shareholders' equity	392,913	363,457	387,979	379,082

Annualized return on average shareholders' equity (GAAP)	12.65%	15.60%	13.63%	13.57%
Provision for credit losses - loans	2.12%	1.79%	2.10%	1.87%
Provision expense (benefit) for credit losses on off-balance sheet exposures	(1.04)%	(0.67)%	(1.19)%	0.12%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	3.69%	4.80%	3.99%	3.99%
Pre-tax pre-provision annualized return on average shareholders' equity	17.42%	21.52%	18.53%	19.55%

Results of Operations

Net earnings of the Company increased $718,000, or 2.81%, to $26,230,000 for the six months ended June 30, 2023, from $25,512,000 in the first six months of 2022. The increase in net earnings during the six months ended June 30, 2023 as compared to the prior year comparable period was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income, and an increase in non-interest expense. The increase in net interest income for the six months ended June 30, 2023 compared to the comparable period in 2022 is due to an increase in average interest earning asset balances and an increase in the yield earned on interest earning assets, partially offset by an increase in cost of funds.

Net earnings of the Company were $12,389,000 for the three months ended June 30, 2023, a decrease of $1,750,000 or 12.38%, from $14,139,000 for the three months ended June 30, 2022.  The decrease in net earnings during the three months ended June 30, 2023 as compared to the prior year comparable period was primarily due to a decrease in net interest income and an increase in non-interest expense offset, in part, by an increase in non-interest income. The decrease in net interest income for the three months ended June 30, 2023 is due to an increase in cost of funds, partially offset by an increase in average interest earning asset balances and an increase in yield earned on interest earning assets. The increase in cost of funds for the three and six months ended June 30, 2023 when compared to the comparable period in 2022 occurred as we increased the rates we are paying on our deposit products as a result of competitive pressures in our markets, the impact of the higher interest rate environment and the impact of the higher rates we are paying on increased levels of brokered deposits. The decrease in non-interest income for the six months ended June 30, 2023 compared to the comparable period in 2022 primarily resulted from a decrease in the gain on sale of loans which resulted from a decrease in the volume of refinancing and purchase money transactions for residential real estate loans due to higher mortgage interest rates. The increase in non-interest expense for the three and six months ended June 30, 2023 compared to the comparable periods in 2022 resulted from the Company's continued growth.

Return on average assets (ROA) and return on average shareholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings for the relevant period and dividing that amount by the average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the three month periods ended June 30, 2023 and 2022 was 1.11% and 1.38%, respectively. The ROA for the six month periods ended June 30, 2023 and 2022 was 1.20% and 1.27%, respectively. The ROE for the six month periods ended June 30, 2023 and 2022 was 13.63% and 13.57%, respectively. The ROE for the three month periods ended June 30, 2023 and 2022 was 12.65% and 15.60%.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and six month periods ended June 30, 2023 and June 30, 2022 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2023			June 30, 2022			June 30, 2023 versus June 30, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,343,514	5.84%	$47,998	$2,696,959	4.88%	$32,304	$8,640	$7,054	$15,694
Investment securities—taxable	747,018	2.36	4,394	831,412	1.90	3,943	(2,123)	2,574	451
Investment securities—tax exempt	68,049	2.32	393	73,957	1.93	355	(153)	191	38
Taxable equivalent adjustment (3)	—	0.61	104	—	0.51	94	(40)	50	10
Total tax-exempt investment securities	68,049	2.93	497	73,957	2.44	449	(193)	241	48
Total investment securities	815,067	2.41	4,891	905,369	1.95	4,392	(2,316)	2,815	499
Loans held for sale	5,352	2.91	39	8,800	0.64	14	(37)	62	25
Federal funds sold	13,017	5.04	163	27,326	0.87	59	(213)	317	104
Accounts with depository institutions	92,238	4.02	925	270,883	0.59	396	(1,830)	2,360	530
Restricted equity securities	3,461	8.73	75	5,089	2.05	26	(56)	105	49
Total earning assets	4,272,649	5.14	54,091	3,914,426	3.86	37,191	4,188	12,713	16,901	45.44%
Cash and due from banks	25,117			25,171
Allowance for credit losses	(41,391)			(33,712)
Bank premises and equipment	62,139			62,330
Other assets	164,185			135,598
Total assets	$4,482,699			$4,103,813

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2023			June 30, 2022			June 30, 2023 versus June 30, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$978,195	0.57%	$1,389	$1,098,889	0.17%	$457	$(344)	$1,276	$932
Money market demand accounts	1,129,635	1.96	5,534	1,259,757	0.18	561	(409)	5,382	4,973
Time deposits	1,224,671	3.88	11,837	563,440	0.78	1,090	2,440	8,307	10,747
Other savings	323,185	1.43	1,151	332,925	0.14	115	(23)	1,059	1,036
Total interest-bearing deposits	3,655,686	2.18	19,911	3,255,011	0.27	2,223	1,664	16,024	17,688
Finance leases	2,269	3.84	22	2,297	2.97	17	(2)	7	5
Fed funds purchased	56	3.58	1	—	—	—	1	—	1
Total interest-bearing liabilities	3,658,011	2.19	19,934	3,257,308	0.28	2,240	1,663	16,031	17,694	789.91%
Non-interest bearing deposits	397,080			445,666
Other liabilities	34,695			37,382
Shareholders’ equity	392,913			363,457
Total liabilities and shareholders’ equity	$4,482,699			$4,103,813
Net interest income, on a tax equivalent basis			$34,157			$34,951	$2,525	$(3,318)	$(793)	(2.27)%
Net interest margin (4)		3.27%			3.63%
Net interest spread (5)		2.95%			3.58%

Notes:

(1) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(2) Loan fees of $3.2 million are included in interest income for the period ended June 30, 2023. Loan fees of $3.5 million are included in interest income for the period ended June 30, 2022, inclusive of $17,000 in  2022 in SBA fees related to Paycheck Protection Program (PPP) loans.

(3) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2023			June 30, 2022			June 30, 2023 versus June 30, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,275,432	5.70%	$91,282	$2,616,443	4.85%	$61,908	$17,327	$12,047	$29,374
Investment securities—taxable	755,446	2.37	8,879	832,106	1.74	7,174	(1,782)	3,487	1,705
Investment securities—tax exempt	68,007	2.32	783	75,732	1.81	679	(178)	282	104
Taxable equivalent adjustment (3)	—	0.62	208	—	0.48	180	(48)	76	28
Total tax-exempt investment securities	68,007	2.94	991	75,732	2.29	859	(226)	358	132
Total investment securities	823,453	2.42	9,870	907,838	1.78	8,033	(2,008)	3,845	1,837
Loans held for sale	4,442	4.99	110	10,716	3.16	168	(226)	168	(58)
Federal funds sold	8,324	4.97	205	27,308	0.49	66	(163)	302	139
Accounts with depository institutions	81,964	3.72	1,512	318,601	0.34	541	(1,439)	2,410	971
Restricted equity securities	3,647	8.07	146	5,089	2.38	60	(52)	138	86
Total earning assets	4,197,262	5.02	103,125	3,885,995	3.73	70,776	13,439	18,910	32,349	45.71%
Cash and due from banks	25,205			24,198
Allowance for credit losses	(40,525)			(36,578)
Bank premises and equipment	62,029			62,577
Other assets	164,656			125,246
Total assets	$4,408,627			$4,061,438

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2023			June 30, 2022			June 30, 2023 versus June 30, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$1,003,613	0.53%	$2,649	$1,077,595	0.17%	$922	$(193)	$1,920	$1,727
Money market demand accounts	1,171,434	1.70	9,878	1,239,491	0.15	903	(153)	9,128	8,975
Time deposits	1,085,904	3.50	18,824	572,215	0.81	2,311	3,538	12,975	16,513
Other savings	327,824	1.24	2,020	321,130	0.13	215	5	1,800	1,805
Total interest-bearing deposits	3,588,775	1.88	33,371	3,210,431	0.27	4,351	3,197	25,823	29,020
Federal Home Loan Bank advances	127	3.18	2	—	—	—	2	—	2
Finance leases	2,273	3.37	38	1,562	4.26	33	22	(17)	5
Fed funds purchased	1,042	4.45	23	—	—	—	23	—	23
Total interest-bearing liabilities	3,592,217	1.88	33,434	3,211,993	0.28	4,384	3,244	25,806	29,050	662.64%
Non-interest bearing deposits	399,955			436,224
Other liabilities	28,476			34,139
Shareholders’ equity	387,979			379,082
Total liabilities and shareholders’ equity	$4,408,627			$4,061,438
Net interest income, on a tax equivalent basis			$69,691			$66,392	$10,195	$(6,896)	$3,299	4.97%
Net interest margin (4)		3.41%			3.50%
Net interest spread (5)		3.14%			3.45%

Notes:

(1) Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.

(2) Loan fees of $5.9 million are included in interest income for the period ended June 30, 2023. Loan fees of $6.4 million are included in interest income for the period ended June 30, 2022, inclusive of $119,000 in 2022 in SBA fees related to PPP loans.

(3) The tax equivalent adjustment has been computed using a 21% Federal tax rate.

(4) Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.

(5) Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,
	2023		2022
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	44,828	5.38%	28,785	4.28%
Origination and other fee income	3,169	0.38%	3,502	0.52%
PPP loan fee income	—	—%	17	—%
Loan tax credits	662	0.08%	521	0.08%
Total	$48,659	5.84%	$32,825	4.88%

	Six Months Ended June 30,
	2023		2022
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	85,361	5.26%	55,357	4.26%
Origination and other fee income	5,921	0.36%	6,432	0.50%
PPP loan fee income	—	—%	119	0.01%
Loan tax credits	1,323	0.08%	1,042	0.08%
Total	$92,605	5.70%	$62,950	4.85%

Net interest margin for the six months ended June 30, 2023 and 2022 was 3.41% and 3.50%, respectively. Net interest margin for the three months ended June 30, 2023 was 3.27% and 3.63%, respectively. The decrease in net interest margin for the three and  six months ended June 30, 2023  compared to the three and six months ended June 30, 2022 was primarily due to an increase in the cost of funds, partially offset by an increase in the yield earned on earning assets. As discussed above, the increase in cost of funds was due to the Bank raising the rates paid on deposits due to competitive pressures, depositors transferring funds from lower rate earning or non-interest bearing accounts to higher rate earning accounts to take advantage of the higher rates and increased balances of brokered deposits. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased 525 basis points from the first quarter of 2022 through July 31, 2023 as the Federal Reserve sought to address high levels of inflation. The direction and speed with which short-term interest rates move has an impact on our net interest income. We anticipate that our net interest margin is likely to contract throughout the remainder of 2023 because of the higher short-term interest rates and the impact of competitive pressures in our market, which pressure the Bank's deposit pricing and contribute to a compression in our margin. The increase in brokered deposits, which can carry higher rates than core deposits, that we experienced in the first half of 2023, is also likely to negatively impact our net interest margin. The yield on loans increased during the three and  six months ended June 30, 2023 when compared to the comparable periods in 2022 due to the higher rates charged on new loans and the repricing of a portion of the Bank's variable rate loan portfolio. The net interest spread was 3.14% and 3.45% for the six months ended June 30, 2023 and June 30, 2022, respectively. The net interest spread was 2.95% and 3.58% for the three months ended June 30, 2023 and June 30, 2022, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended June 30, 2023 totaled $34,053,000 compared to $34,857,000 for the same period in 2022, a decrease of $804,000, while the net interest income for the six months ended June 30, 2023 totaled $69,483,000, an increase of $3,271,000 compared to the same period in 2022.

The increase in net interest income for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 was primarily attributable to an increase in interest and fees earned on loans as well as an increase in interest and dividends earned on securities. The increase in interest and fees earned on loans resulted from an overall increase in average loans and an increase in rates as mentioned above. The slight decrease in net interest income for the three months ended June 30, 2023 compared to the comparable period in 2022 was primarily due to an increase in interest expense resulting from the increase in the cost of funds discussed above, offset in part by an increase in interest and fees on loans as well as an increase in interest and dividends earned on securities.

The ratio of average earning assets to total average assets for the three and six months ended June 30, 2023 was 95.3% and 95.2% compared to 95.4% and 95.7% for the same periods in 2022.

Interest expense increased in the three and six months ended June 30, 2023 when compared to the comparable periods in 2022, as discussed above, competitive pressures in the rising short-term interest rate environment required the Bank to raise rates paid on deposits as well as the Bank's customers shifting deposits from transaction and money market accounts to time deposit accounts and the Bank utilizing increased levels of brokered deposits. We expect deposit costs to continue to increase during the remainder of 2023 due to those same factors and the expected repricing of a portion of the Bank's time deposits that are currently below the current market rates.

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

The provision for credit losses-loans was $4,040,000 and $3,517,000 for the six months ended June 30, 2023 and 2022, respectively. The provision for credit losses-loans was $2,078,000 and $1,625,000 for the three months ended June 30, 2023 and 2022, respectively. The benefit for credit losses on off-balance sheet exposures was $2,298,000 compared to a provision of  $217,000 for the six month period ended June 30, 2023 and 2022, respectively. The benefit for credit losses on off-balance sheet exposures was $1,020,000 and $608,000 for the three month period ended June 30, 2023 and 2022, respectively.

Although loan growth tapered from $288,326,000 for the six months ended June 30, 2022 to $262,690,000 during the six months ended June 30, 2023, our provision for credit losses for loans increased $523,000 when comparing the two periods. Loan growth increased slightly from $147,456,000 for the three months ended June 30, 2022 to $147,715,000 during the three months ended June 30, 2023 while our provision for credit losses for loans increased $453,000 when comparing these same periods. The increase in provision was due to the macroeconomic forecast in our CECL model reflecting the potential for a recession. The decrease in the provision for credit losses-off-balance sheet credit exposures for the three and six months ended June 30, 2023 was the result of a decrease in our off-balance sheet commitments and an increase in our unconditionally cancellable commitments.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries at June 30, 2023 and 2022:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

June 30, 2023
Residential 1-4 family real estate	$911	$10	$871,358	—%
Commercial and multi-family real estate	1,245	—	1,103,695	—
Construction, land development and farmland	877	7	917,018	—
Commercial, industrial and agricultural	130	—	124,755	—
1-4 family equity lines of credit	252	—	164,610	—
Consumer and other	625	(507)	93,996	(0.54)
Total	$4,040	$(490)	$3,275,432	(0.01)%
June 30, 2022
Residential 1-4 family real estate	$432	$10	709,002	—%
Commercial and multi-family real estate	196	—	910,923	—
Construction, land development and farmland	2,199	6	696,746	—
Commercial, industrial and agricultural	(13)	7	117,579	0.01
1-4 family equity lines of credit	142	—	105,684	—
Consumer and other	561	(370)	76,508	(0.48)
Total	$3,517	$(347)	$2,616,443	(0.01)%

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

There was no provision for credit losses on available-for-sale securities for the three and six months ended June 30, 2023 and 2022, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,911	$1,777	$134	7.54%	$3,779	$3,496	$283	8.09%
Brokerage income	1,572	1,690	(118)	(6.98)	3,224	3,429	(205)	(5.98)
Debit and credit card interchange income	2,486	2,573	(87)	(3.38)	4,458	4,367	91	2.08
Other fees and commissions	356	460	(104)	(22.61)	693	768	(75)	(9.77)
Income on BOLI and annuity contracts	504	382	122	31.94	946	717	229	31.94
Gain on sale of loans	636	511	125	24.46	1,366	2,725	(1,359)	(49.87)
Mortgage servicing income, net	1	(27)	28	103.70	4	(27)	31	114.81
Gain (loss) on sale of fixed assets	(6)	—	(6)	(100.00)	(48)	28	(76)	(271.43)
Gain on sale of securities	3	—	3	100.00	3	—	3	100.00
Gain (loss) on sale of other assets	—	—	—	—	(1)	8	(9)	(112.50)
Other income (loss)	40	2	38	1,900.00	82	(8)	90	1,125.00
Total non-interest income	$7,503	$7,368	$135	1.83%	$14,506	$15,503	$(997)	(6.43%)

The increase in noninterest income for the three months ended June 30, 2023 when compared to the comparable period in 2022 is primarily attributable to an increase in gain on sale of loans, an increase in service charges on deposit accounts, and an increase in income on BOLI and annuity contracts, partially offset by a decrease in brokerage income and other fees and commissions. The decrease in noninterest income for the six months ended June 30, 2023 is primarily attributable to a decrease in gain on sale of loans and brokerage income, partially offset by an increase in service charges on deposit accounts and income on BOLI and annuity contracts.

The decrease in gain on sale of loans for the six months ended June 30, 2023 was due to the higher interest rate environment which contributed to weakened demand for purchase money mortgage loans and refinancing transactions. The volume of mortgage loans originated for the six months ended June 30, 2023 was $44,834,000 compared to $79,099,000 for the six months ended June 30, 2022. The mortgage industry expects volume to remain lower throughout the remainder of 2023. In anticipation of the slowing of mortgage origination volume due to the higher rate environment, the Company began to retain servicing rights on some of the loans it originates during the first quarter of 2022. We expect Encompass to contribute additional income through gain on sale of loans and operating fees paid to the Bank which should increase as the volume of mortgages made by Encompass increases.

The increase in gain on sale of loans for the three months ended June 30, 2023 was due to the volatility of interest rates experienced in the second quarter of 2022. The rise in interest rates in the second quarter of 2022 in the mortgage market negatively impacted the fair value of our interest rate lock commitments

The decrease in brokerage income for the three and six months ended June 30, 2023 is primarily due to overall market declines within the last 18 months and the severe increase in interest rates causing investors to turn to more conservative investment choices, such as CDs and money markets.

The decrease in other fees and commissions is due to a decrease in property evaluation fees and ATM transaction fees.

The loss on sale of fixed assets in the first half of 2023 was attributable to the sale of a company vehicle.

The increase in service charges on deposit accounts for the three and six months ended June 30, 2023 primarily was due to an increase in non-sufficient funds charges.

The increase in income on BOLI and annuity contracts for the three and six months was attributable to the purchase of an additional policy in the second half of 2022.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$15,129	$14,514	$615	4.24%	$30,146	$28,910	$1,236	4.28%
Occupancy expenses, net	1,529	1,397	132	9.45	2,943	2,745	198	7.21
Advertising & public relations expense	929	688	241	35.03	1,697	1,347	350	25.98
Furniture and equipment expense	818	853	(35)	(4.10)	1,648	1,709	(61)	(3.57)
Data processing expense	2,192	1,868	324	17.34	4,404	3,625	779	21.49
Directors’ fees	175	148	27	18.24	319	301	18	5.98
Audit, legal & consulting expenses	246	191	55	28.80	513	418	95	22.73
Other operating expenses	3,441	3,065	376	12.27	6,611	5,898	713	12.09
Total non-interest expense	$24,459	$22,724	$1,735	7.64%	$48,281	$44,953	$3,328	7.40%

The increase in non-interest expense for the three and six months ended June 30, 2023 when compared to the comparable periods in 2022 is primarily attributable to increases in salaries and employee benefits, data processing expense, advertising expense, occupancy expense, and other operating expenses. Rising costs due to inflationary pressures have placed upward pressure on nearly all of our non-interest expenses categories.

Salaries and employee benefits increased for the three and six months ended June 30, 2023 compared to the comparable periods in 2022 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations and branch count as well as an increase in recruiting costs.

The increase in occupancy expense for the three and six months ended June 30, 2023 compared to the comparable periods in 2022 is primarily attributable to ongoing branch maintenance and repairs.

Data processing expense increased for the three and six months ended June 30, 2023 compared to the comparable periods in 2022 primarily due to an increase in computer maintenance, computer license expense, and call center expense. The computer maintenance and license expenses included movement of in-house systems to cloud servers, additional investments in digital banking solutions, and an increase in information security expenses. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow and the Company places additional emphasis on the acceleration of digital product offerings.

Advertising and public relations expense increased for the three and six months ended June 30, 2023 due to an increase in customer acquisition costs, marketing expenses associated with the opening of two new branches, as well as an overall increase in the cost of marketing materials.

The increase in other operating expenses is primarily due to an increase in FDIC assessment costs due to the Bank's growth in 2022, as well as the purchase of new products for customers and the conversion of several account types.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended June 30, 2023 and 2022 was 58.86% and 53.82%, respectively. The efficiency ratio for the six months ended June 30, 2023 and 2022 was 57.48% and 55.01%, respectively. The increase in the efficiency ratio in the first half 2023 is due to the increase in non-interest expense as discussed above outpacing the growth in net interest income and non-interest income.

Income Taxes

The Company’s income tax expense was $7,688,000 for the six months ended June 30, 2023, an increase of $174,000 over the comparable period in 2022. The percentage of income tax expense to net income before taxes was 22.63% and 22.75% for the six months ended June 30, 2023 and 2022, respectively. The Company's income tax expense was $3,617,000 for the three months ended June 30, 2023, a decrease of $726,000 over the comparable period in 2022. The percentage of income tax expense to net income before taxes was 22.55% and 23.50% for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $314,437,000, or 7.34%, to $4,600,087,000 at June 30, 2023 from $4,285,650,000 at December 31, 2022. Loans, net of allowance for credit losses, totaled $3,372,936,000 at June 30, 2023, a 8.32% increase compared to $3,113,796,000 at December 31, 2022. In 2023, management is targeting owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus. Total liabilities increased by 7.14% to $4,205,400,000 at June 30, 2023 compared to $3,925,198,000 at December 31, 2022.

Loans

The following details the loans of the Company at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$900,198	26.25%	$854,970	26.99%	$45,228	5.29%
Commercial and multi-family real estate	1,158,864	33.79	1,064,297	33.60	94,567	8.89
Construction, land development and farmland	967,611	28.21	879,528	27.76	88,083	10.01
Commercial, industrial and agricultural	126,690	3.69	124,603	3.93	2,087	1.67
1-4 family equity lines of credit	180,540	5.26	151,032	4.77	29,508	19.54
Consumer and other	96,003	2.80	93,332	2.95	2,671	2.86
Total loans before net deferred loan fees	$3,429,906	100.00%	$3,167,762	100.00%	$262,144	8.28%

  Overall, the Bank's loan demand and related new loan production has continued to be steady, though loan demand slightly slowed in the first half of 2023. The net loan growth of 8.32% from December 31, 2022 reflects the continued emphasis of management on growing the loan portfolio. Contributing to the Company's loan growth in the first half of the year were the continued population growth and corporate relocations in the Bank's primary market areas, the opening of new branches, and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in construction, land development and farmland loans, commercial and multi-family real estate, and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. Although the Company has continued to grow loans through June 2023, the Company expects to experience a decline in demand for loans as interest rates continue to rise, particularly if the economy worsens including as a result of persistent elevated levels of inflation and the recessionary environment some are predicting for 2023.

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

Our allowance for credit losses at  June 30, 2023  reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. Provision for credit losses in  2023  resulted in an increase of the allowance for credit losses (net of charge-offs and recoveries) to  $43,363,000  at  June 30, 2023  from  $39,813,000  at  December 31, 2022 . The allowance for credit losses was  1.27% of total loans outstanding at  June 30, 2023  compared to  1.26% at  December 31, 2022 . The internally classified loans as a percentage of the allowance for credit losses were  10.7% and  16.0% respectively, at  June 30, 2023 and December 31, 2022 .

The following schedule provides an allocation of the allowance for credit losses on loans by portfolio segment for the Company as of  June 30, 2023  and   December 31, 2022 :

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2023
Residential 1-4 family real estate	$8,231	26.2%	$900,198	0.91%
Commercial and multi-family real estate	16,544	33.8	1,158,864	1.43
Construction, land development and farmland	14,189	28.2	967,611	1.47
Commercial, industrial and agricultural	1,567	3.7	126,690	1.24
1-4 family equity lines of credit	1,422	5.3	180,540	0.79
Consumer and other	1,410	2.8	96,003	1.47
Total	$43,363	100.0%	3,429,906	1.26
Net deferred loan fees			(13,607)
			$3,416,299	1.27%
December 31, 2022
Residential 1-4 family real estate	$7,310	27.0%	$854,970	0.86%
Commercial and multi-family real estate	15,299	33.6	1,064,297	1.44
Construction, land development and farmland	13,305	27.8	879,528	1.51
Commercial, industrial and agricultural	1,437	3.9	124,603	1.15
1-4 family equity lines of credit	1,170	4.8	151,032	0.77
Consumer and other	1,292	2.9	93,332	1.38
Total	$39,813	100.0%	3,167,762	1.26
Net deferred loan fees			(14,153)
			$3,153,609	1.26%

The allowance for credit losses is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible. The allowance for credit losses as a percentage of total loans outstanding at June 30, 2023 , net of deferred fees, increased slightly from the year ended  December 31, 2022 . This increase was due to an increase in provision expense due to loan growth.

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

In estimating expected credit losses as of June 30, 2023 , we utilized the Moody’s Analytics June 2023 Next-Cycle Recession Scenario (the “June N-CR Scenario”) to forecast the macroeconomic variables used in our models. The June N-CR Scenario was based on the review of a variety of surveys of forecasts of the U.S. economy. The June N-CR Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rates in the range of approximately (1.36)% to 1.35% during the next 12 months and (1.60)% to 2.04% in the following 12 months; (ii) a U.S. unemployment rate in the range of approximately 3.78% to 5.64% during the next 12 months and 5.32% to 6.03% in the following 12 months; and (iii) a Home Price Index annualized quarterly growth rates in the range of approximately (6.34)% to (.29)% during the next 12 months and (7.21)% to (2.64)% in the following 12 months. As a result of changes in our macroeconomic forecasts from those forecasted at December 31, 2022, we increased our historical modeled loss rate during the three and six months ended June 30, 2023.

We adjust model results using qualitative factor ("Q-factor") adjustments. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of major risk to improvement and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. We increased our historical modeled loss rates during the first half 2023 due to changes in our macroeconomic forecasts, which are discussed above, and reduced our qualitative adjustment relating to changes in international, national, regional, and local conditions over that same period due to the macroeconomic forecast capturing the potential for a recession, that was not captured in our previous forecasts.

Wilson Bank’s charge-off policy for collateral dependent loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs increased to  $490,000  for the six months ended June 30, 2023 , compared to net charge-offs of $347,000  for the same period in 2022 . The ratio of net charge-offs to average total outstanding loans was 0.01% for the six months ended June 30, 2023 and June 30, 2022 . Net charge-offs for the three months ended June 30, 2023 was $161,000, a decrease of $4,000 from $165,000 for the three months ended June 30, 2022. Overall, the Bank experienced minimal charge-offs during the  six months ended June 30, 2023  and it is expected that charge-offs will be modest for the remainder of 2023; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased  $2,298,000  from  December 31, 2022  to $3,838,000  at  June 30, 2023 as a result of a decrease in our off-balance sheet commitments and an increase in our unconditionally cancellable commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at June 30, 2023 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities decreased $22,971,000, or 2.79%, to $799,841,000 at June 30, 2023 from $822,812,000 at December 31, 2022, primarily due to the sale in the second quarter of 2023 of $11,500,000 in securities to increase our liquidity, partially offset by an increase of the fair value of our securities caused by an improvement in the underlying market conditions. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2023 was 2.14% with a weighted average life of 8.17 years, as compared to an average yield of 2.15% and a weighted average life of 8.25 years at December 31, 2022. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment decreased$93,000, or 0.15%, from December 31, 2022 to June 30, 2023. The primary reason for the decrease was due to current year depreciation of $2,197,000, offset by the purchase of equipment and furniture and fixtures for two branches as well as an increase in computer software.

Deposits and Other Liabilities

The increase in deposits in the first six months of 2023, which is described below, outpaced loan growth during the period, causing interest bearing deposits with other financial institutions to increase. Interest bearing deposits with other financial institutions increased to $144,896,000 at June 30, 2023 from $78,948,000 at December 31, 2022. Included in deposits at June 30, 2023 were $49,313,000 in brokered deposits, compared to $35,024,000 at December 31, 2022. The increase in brokered deposits from December 31, 2022 to June 30, 2023 was the result of management's decision to increase liquidity to fund anticipated loan growth during the remainder of 2023.

The average balance and weighted average interest rate paid for deposit types for the quarters ended June 30, 2023, December 31, 2022 and June 30, 2022 are detailed in the following schedule:

	June 30, 2023		December 31, 2022		June 30, 2022
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$397,080	—%	$431,935	—%	$445,666	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	978,195	0.57	1,081,111	0.40	1,098,889	0.17
Money market demand accounts	1,129,635	1.96	1,252,302	1.06	1,259,757	0.18
Time deposits	1,224,671	3.88	679,526	1.62	563,440	0.78
Other savings	323,185	1.43	342,818	0.70	332,925	0.14
Total interest-bearing deposits	3,655,686	2.18%	3,355,757	0.93%	3,255,011	0.27%
Total deposits	$4,052,766	1.97%	$3,787,692	0.82%	$3,700,677	0.24%

At June 30, 2023 and December 31, 2022, we estimate that we had approximately $1.1 billion and $1.2 billion, respectively, in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 27% of our total deposits exceeded the FDIC deposit insurance limits at June 30, 2023. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $42,752,000, or 1.03% of total deposits at June 30, 2023, compared to $4,730,000, or 0.12% of total deposits at December 31, 2022.

Principal maturities of certificates of deposit and individual retirement accounts at June 30, 2023 are as follows:

In Thousands
Maturity
2023	$436,738
2024	729,795
2025	124,132
2026	21,900
2027	21,491
Thereafter	11,959
$1,346,015

The increase in total liabilities since December 31, 2022 was composed of a $270,213,000, or 6.94%, increase in total deposits and a $9,989,000, or 30.74%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2022 was primarily attributable to growth in market share which resulted in the opening of new deposit accounts, a targeted effort to increase customer time deposits and the increase in brokered deposits mentioned above. The increase in accrued interest and other liabilities since December 31, 2022 was partially attributable to an increase in interest payable on CDs as customers moved from lower earning and non-interest earning accounts to take advantage of the higher rates. This increase was also attributable to an increase in employee bonus payable, partially offset by a decrease in escrow payable and a decrease in reserve for off-balance sheet commitments.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at June 30, 2023 totaled $184,000, a decrease from $869,000 at December 31, 2022. The decrease in non-performing loans during the six months ended June 30, 2023 of $685,000 is due primarily to one residential 1-4 family real estate loan and one commercial real estate loan that are no longer 90 days past due. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended June 30, 2023 and December 31, 2022was 0.00% and 0.02%, respectively.

Other loans may be classified as collateral dependent when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate and it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Such loans generally have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status. Collateral dependent loans are measured at the fair value of the collateral less estimated selling costs. If the fair value of the collateral dependent loan less estimated selling costs is less than the recorded investment in the loan, the Company shall recognize impairment by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the collateral dependent loan with a corresponding charge or credit to the provision for credit losses.

At June 30, 2023 the Company had a recorded investment in collateral dependent loans totaling $4,887,000, an increase from a recorded investment in collateral dependent loans totaling $638,000 at December 31, 2022. The increase during the six months ended June 30, 2023 as compared to December 31, 2022 is primarily due to the addition of two 1-4 family real estate relationships and the addition of two commercial real estate relationships. As of  June 30, 2023 and December 31, 2022, no valuation allowance was recorded on collateral dependent loans. The allowance for credit losses related to collateral dependent loans was measured based upon the estimated fair value of related collateral.

At June 30, 2023 as a result of payoffs and upgrades to certain loans to a pass rating, our internally classified loans decreased $1,723,000, or 27.02%, to $4,653,000 from $6,376,000 at December 31, 2022. Classified loan balances have remained relatively consistent due to the stable markets in which we operate; however, if short-term rates continue to rise and economic conditions worsen, our classified loan balances could increase. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 12.13% at June 30, 2023 and 12.21% at December 31, 2022.

The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, FHLB advances, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At June 30, 2023, the Company’s liquid assets totaled $558.0 million, an increase from $522.7 million at December 31, 2022, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at June 30, 2023. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of June 30, 2023, the Company had available approximately $125.2 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $559.5 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At June 30, 2023 , securities totaling approximately $40,984,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2023 , loans totaling approximately $1.1 billion either will become due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at June 30, 2023 , certificates of deposit of $250,000 or greater totaling approximately $418 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

Management believes that with present maturities, borrowing capacity with the Federal Home Loan Bank of Cincinnati and the efforts of management in its asset/liability management program, the Company should be able to meet its liquidity needs in the near term future.

Asset Liability Management

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a neutral interest-rate risk position as of June 30, 2023. The Company’s net interest margin and earnings could be negatively impacted if short-term rates continue to rise and competitive pressures in the Company's market areas force the Company to increase deposit rates faster than it is able to increase yields on loans. As discussed elsewhere herein, the Bank anticipates that its net interest margin is likely to contract during the remainder of 2023 because of such competitive pressures, the rising rate environment we are currently experiencing and expected to continue in the near term and costs of increased brokered deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2023, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(9.53)%	(4.95)%	(2.35)%	(1.55)%	(2.97)%	(4.50)%
EVE	(14.59)%	(5.04)%	(0.69)%	(2.52)%	(5.50)%	(9.06)%

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

In addition to the ALCO, the Audit Committee as well as the Chief Risk Officer are all responsible for the “risk management framework” of the Company. The ALCO meets monthly and the Audit Committee meets quarterly, with the authority to convene additional meetings, as circumstances require.

Off Balance Sheet Arrangements

At June 30, 2023, we had unfunded loan commitments outstanding of $1,138,729,000 and outstanding standby letters of credit of $109,848,000, compared to $1,217,963,000 and $118,064,000, respectively, at December 31, 2022. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2023, total shareholders’ equity was $394,687,000, or 8.58% of total assets, which compares with $360,452,000, or 8.41% of total assets, at December 31, 2022. The dollar increase in shareholders’ equity during the six months ended June 30, 2023 is the result of the net effect of a $9,119,000 unrealized gain on investment securities (described elsewhere in this report) net of applicable income tax expense of $3,227,000, $473,000 related to stock option compensation, the Company’s net earnings of $26,230,000 and proceeds from the issuance of common stock related to exercise of stock options of $404,000. Also included was $48,000 of net earnings related to non-controlling interest. The increase in shareholders' equity was partially offset by cash dividends declared of $8,605,000, net of $6,566,000 reinvested under the Company’s dividend reinvestment plan.

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

There have been no material changes in reported market risks during the six months ended June 30, 2023.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable.

(c) None

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) None

(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

During the quarter ended June 30, 2023, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 9, 2023	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer

DATE: August 9, 2023	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer