Form 10-Q/A
period 2023-06-30
WILSON BANK HOLDING CO
filed 2023-08-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Common stock outstanding: 11,671,419 shares at August 9, 2023

Explanatory Note

Wilson Bank Holding Company, a Tennessee corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023, for the sole purpose of including revised Exhibits 31.1, 31.2, 32.1 and 32.2, which replace the previously filed versions of those exhibits, solely to correct an inadvertent omission of the signature date on each of those exhibits as filed with the Original Form 10-Q.

Other than the correction of this inadvertent omission of the dates on each of Exhibits 31.1, 31.2, 32.1 and 32.2, no other changes have been made to the Original Form 10-Q, and this Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Original Form 10-Q, nor does this Amendment No. 1 modify or update in any way disclosures made in the Original Form 10-Q.

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