Form 10-Q
period 2023-09-30
WILSON BANK HOLDING CO
filed 2023-11-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 11,676,638 shares at November 8, 2023

Part I:	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

	Consolidated Balance Sheets — September 30, 2023 and December 31, 2022.	3

	Consolidated Statements of Earnings — For the three and nine months ended September 30, 2023 and 2022.	4

	Consolidated Statements of Comprehensive Earnings — For the three and nine months ended September 30, 2023 and 2022.	5

	Consolidated Statements of Changes in Stockholders' Equity — For the three and nine months ended September 30, 2023 and 2022.	6

	Consolidated Statements of Cash Flows — For the nine months ended September 30, 2023 and 2022.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	58

	Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.	58

Part II:	OTHER INFORMATION	59

Item 1.	Legal Proceedings.	59

Item 1A.	Risk Factors.	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	59

Item 3.	Defaults Upon Senior Securities.	59

Item 4.	Mine Safety Disclosures.	59

Item 5.	Other Information.	59

Item 6.	Exhibits.	60

Signatures		61

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE
EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

	(Unaudited)	(Audited)
	September 30, 2023	December 31, 2022
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$3,533,596	$3,153,609
Less: Allowance for credit losses	(44,701)	(39,813)
Net loans	3,488,895	3,113,796
Securities available-for-sale, at market (amortized cost $918,905 and $972,315, respectively)	755,779	822,812
Loans held for sale	5,530	3,355
Interest bearing deposits	98,941	78,948
Restricted equity securities	3,461	4,357
Federal funds sold	7,000	308
Total earning assets	4,359,606	4,023,576
Cash and due from banks	26,099	25,533
Bank premises and equipment, net	61,807	62,031
Accrued interest receivable	13,514	11,397
Deferred income tax asset	55,551	51,323
Bank owned life insurance	59,220	58,007
Other assets	44,538	48,978
Goodwill	4,805	4,805
Total assets	$4,625,140	$4,285,650
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$390,455	$414,905
Interest bearing	961,145	1,070,628
Savings and money market accounts	1,373,215	1,640,312
Time	1,461,383	766,860
Total deposits	4,186,198	3,892,705
Accrued interest payable and other liabilities	53,844	32,493
Total liabilities	4,240,042	3,925,198
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,676,263 and 11,473,256 shares, respectively	23,352	22,946
Additional paid-in capital	136,145	122,296
Retained earnings	346,038	325,625
Noncontrolling interest in consolidated subsidiary	56	15
Accumulated other comprehensive losses, net of taxes of $42,633 and $39,073 respectively	(120,493)	(110,430)
Total shareholders’ equity	385,098	360,452
Total liabilities and shareholders’ equity	$4,625,140	$4,285,650

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$52,063	$36,566	$143,345	$98,474
Interest and dividends on securities:
Taxable securities	4,300	4,374	13,179	11,548
Exempt from federal income taxes	395	351	1,178	1,030
Interest on loans held for sale	79	64	189	232
Interest on federal funds sold	124	29	329	95
Interest on balances held at depository institutions	819	585	2,331	1,126
Interest and dividends on restricted securities	77	55	223	115
Total interest income	57,857	42,024	160,774	112,620
Interest expense:
Interest on negotiable order of withdrawal accounts	1,580	522	4,229	1,444
Interest on money market and savings accounts	7,470	1,942	19,368	3,060
Interest on time deposits	14,629	1,406	33,453	3,717
Interest on Federal Home Loan Bank advances	—	—	2	—
Interest on Federal funds purchased	1	7	24	7
Interest on finance leases	17	17	55	50
Total interest expense	23,697	3,894	57,131	8,278
Net interest income before provision for credit losses	34,160	38,130	103,643	104,342
Provision for credit losses - loans	1,641	2,543	5,681	6,060
Provision for credit losses - off-balance sheet exposures	(677)	(515)	(2,975)	(298)
Net interest income after provision for credit losses	33,196	36,102	100,937	98,580
Non-interest income:
Service charges on deposit accounts	2,065	1,974	5,844	5,470
Brokerage income	1,738	1,919	4,962	5,348
Debit and credit card interchange income, net	2,018	2,046	6,476	6,413
Other fees and commissions	382	376	1,075	1,144
Income on BOLI and annuity contracts	426	357	1,372	1,074
Gain (loss) on sale of loans	628	(56)	1,994	2,669
Mortgage servicing income, net	3	8	7	(19)
Gain (loss) on sale of fixed assets	(7)	232	(55)	260
Gain (loss) on sale of securities	—	(281)	3	(281)
Gain (loss) on sale of other assets	(6)	—	(7)	8
Other income (loss)	(42)	47	40	39
Total non-interest income	7,205	6,622	21,711	22,125
Non-interest expense:
Salaries and employee benefits	15,328	14,443	45,474	43,353
Occupancy expenses, net	1,532	1,422	4,475	4,167
Advertising & public relations expense	910	886	2,607	2,233
Furniture and equipment expense	795	838	2,443	2,547
Data processing expense	2,304	1,908	6,708	5,533
Directors’ fees	174	146	493	447
Audit, legal & consulting expenses	413	217	926	635
Other operating expenses	4,200	3,158	10,811	9,056
Total non-interest expense	25,656	23,018	73,937	67,971
Earnings before income taxes	14,745	19,706	48,711	52,734
Income taxes	3,266	4,523	10,954	12,037
Net earnings	$11,479	$15,183	$37,757	$40,697
Net loss (earnings) attributable to noncontrolling interest	7	7	(41)	5
Net earnings attributable to Wilson Bank Holding Company	$11,486	$15,190	$37,716	$40,702
Weighted average number of common shares outstanding-basic	11,645,953	11,429,027	11,589,098	11,348,628
Weighted average number of common shares outstanding-diluted	11,676,176	11,460,943	11,618,841	11,380,255
Basic earnings per common share	$0.99	$1.33	$3.25	$3.59
Diluted earnings per common share	$0.98	$1.33	$3.25	$3.58
Dividends per common share	$0.75	$0.75	$1.50	$1.85

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands)
Net earnings	$11,479	$15,183	$37,757	$40,697
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(25,969)	(46,767)	(13,620)	(147,694)
Reclassification adjustment for net (gains) losses included in net earnings	—	281	(3)	281
Tax effect	6,787	12,148	3,560	38,525
Other comprehensive earnings (losses):	(19,182)	(34,338)	(10,063)	(108,888)
Comprehensive earnings (losses)	$(7,703)	$(19,155)	$27,694	$(68,191)
Comprehensive losses (earnings) attributable to noncontrolling interest	7	7	(41)	5
Comprehensive earnings (losses) attributable to Wilson Bank Holding Company	$(7,696)	$(19,148)	$27,653	$(68,186)

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three months ended:
September 30, 2023
Balance at beginning of period	$23,159	129,526	343,250	63	(101,311)	394,687
Cash dividends declared, $.75 per share	—	—	(8,698)	—	—	(8,698)
Issuance of 91,623 shares of common stock pursuant to dividend reinvestment plan	183	6,229	—	—	—	6,412
Issuance of 4,944 shares of common stock pursuant to exercise of stock options, net	10	136	—	—	—	331
Share based compensation expense	—	254	—	—	—	254
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $6,787	—	—	—	—	(19,182)	(19,182)
Net earnings (loss) for the quarter	—	—	11,486	(7)	—	11,479
Balance at end of period	$23,352	136,145	346,038	56	(120,493)	385,098

September 30, 2022
Balance at beginning of period	$22,717	114,943	306,615	39	(80,865)	363,449
Cash dividends declared, $.75 per share	—	—	(8,518)	—	—	(8,518)
Issuance of 99,224 shares of common stock pursuant to dividend reinvestment plan	199	6,305	—	—	—	6,504
Issuance of 2,839 shares of common stock pursuant to exercise of stock options, net	5	63	—	—	—	68
Share based compensation expense	—	215	—	—	—	215
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $12,148	—	—	—	—	(34,338)	(34,338)
Net earnings (loss) for the quarter	—	—	15,190	(7)	—	15,183
Balance at end of period	$22,921	121,526	313,287	32	(115,203)	342,563

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Nine Months Ended:
September 30, 2023
Balance at beginning of period	$22,946	122,296	325,625	15	(110,430)	360,452
Cash dividends declared, $1.50 per share	—	—	(17,303)	—	—	(17,303)
Issuance of 188,396 shares of common stock pursuant to dividend reinvestment plan	377	12,601	—	—	—	12,978
Issuance of 14,611 shares of common stock pursuant to exercise of stock options, net	29	521	—	—	—	550
Share based compensation expense	—	727	—	—	—	727
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $3,560	—	—	—	—	(10,063)	(10,063)
Net earnings for the period	—	—	37,716	41	—	37,757
Balance at end of period	$23,352	136,145	346,038	56	(120,493)	385,098

September 30, 2022
Balance at beginning of period	$22,403	105,177	292,452	—	(6,315)	413,717
Cash dividends declared, $1.85 per share	—	—	(20,878)	—	—	(20,878)
Issuance of 250,329 shares of common stock pursuant to dividend reinvestment plan	501	15,616	—	—	—	16,117
Issuance of 8,754 shares of common stock pursuant to exercise of stock options, net	17	147	—	—	—	164
Share based compensation expense	—	586	—	—	—	586
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $38,525	—	—	—	—	(108,888)	(108,888)
Cumulative effect of change in accounting principle from the adoption of ASC 326	—	—	1,011	—	—	1,011
Noncontrolling interest contribution	—	—	—	37	—	37
Net earnings (loss) for the period	—	—	40,702	(5)	—	40,697
Balance at end of period	$22,921	121,526	313,287	32	(115,203)	342,563

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

nine months ended September 30, 2023 and 2022

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$37,757	$40,697
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for credit losses	2,706	5,762
Deferred income tax benefit	(668)	(1,915)
Depreciation and amortization of premises and equipment	3,263	3,346
Loss (gain) on disposal of premises and equipment	55	(260)
Net amortization of securities	2,164	3,181
Net realized loss (gain) on sale of securities	(3)	281
Gains on mortgage loans sold, net	(1,994)	(2,669)
Share-based compensation expense	1,222	1,410
Loss (gain) on sale of other assets	7	(8)
Increase in value of life insurance and annuity contracts	(1,372)	(1,074)
Mortgage loans originated for resale	(65,269)	(94,149)
Proceeds from sale of mortgage loans	65,088	105,106
Right of use asset amortization	334	293
Change in
Accrued interest receivable	(2,117)	(2,227)
Other assets	3,818	249
Accrued interest payable	17,324	94
Other liabilities	4,954	3,931
TOTAL ADJUSTMENTS	29,512	21,351
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,269	62,048
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(4,314)	(175,289)
Sales	11,500	12,073
Maturities, prepayments and calls	44,063	70,774
Redemptions of restricted equity securities	896	732
Net increase in loans	(380,872)	(511,575)
Purchase of buildings, leasehold improvements, and equipment	(3,025)	(505)
Proceeds from sale of premises and equipment	—	260
Proceeds from sale of other assets	43	34
Purchase of life insurance and annuity contracts	—	(10,729)
Redemption of annuity contracts	420	—
NET CASH USED IN INVESTING ACTIVITIES	(331,289)	(614,225)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	(401,030)	183,400
Net change in deposits - time	694,523	7,185
Change in escrow balances	1,576	8,326
Repayment of finance lease obligation	(23)	(20)
Net increase in noncontrolling interest contributions	—	37
Issuance of common stock related to exercise of stock options	550	164
Issuance of common stock pursuant to dividend reinvestment plan	12,978	16,117
Cash dividends paid on common stock	(17,303)	(20,878)
NET CASH PROVIDED BY FINANCING ACTIVITIES	291,271	194,331
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,251	(357,846)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	104,789	453,418
CASH AND CASH EQUIVALENTS - END OF PERIOD	$132,040	$95,572

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

nine months ended September 30, 2023 and 2022

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$39,807	$8,184
Taxes	$13,211	$15,346
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of tax benefit of $3,560 and $38,525 for the nine months ended September 30, 2023 and 2022, respectively	$(10,063)	$(108,888)
Non-cash transfers from loans to other real estate	$—	$—
Non-cash transfers from loans to other assets	$50	$—

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, Putnam, Smith, Hamilton, and Williamson Counties, Tennessee. On June 1, 2022, the Bank began operations with a newly-formed joint venture, Encompass Home Lending LLC ("Encompass") of which the Bank owns 51% of the outstanding membership interests. Encompass offers residential mortgage banking services to customers of certain home builders in the Bank's markets as well as other mortgage customers.

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

Accounting Standards Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, in June 2022, the FASB issued this pronouncement which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-03 prospectively once adopted. The Company is assessing ASU 2022-03 and its potential impact on its accounting and disclosures.

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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved the majority of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index as of September 30, 2023. For the Company’s currently outstanding LIBOR-based loans, the timing and manner in which each customer's interest rate transitions to a replacement index will vary on a case-by-case basis and should occur at the next repricing date for these loans.

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

The following schedule details the loans of the Company at September 30, 2023 and December 31, 2022:

	(In Thousands)
	September 30, 2023	December 31, 2022
Residential 1-4 family real estate	$936,759	$854,970
Commercial and multi-family real estate	1,192,948	1,064,297
Construction, land development and farmland	1,001,200	879,528
Commercial, industrial and agricultural	126,262	124,603
1-4 family equity lines of credit	187,702	151,032
Consumer and other	102,020	93,332
Total loans before net deferred loan fees	3,546,891	3,167,762
Net deferred loan fees	(13,295)	(14,153)
Total loans	3,533,596	3,153,609
Less: Allowance for credit losses	(44,701)	(39,813)
Net loans	$3,488,895	$3,113,796

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

Allowance For Credit Losses ("ACL") - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default model with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment. Management leverages economic projections from reputable and independent third parties to inform and provide its reasonable and supportable economic forecasts. The Company’s model reverts to a straight line basis for purposes of estimating cash flows beyond a period deemed reasonable and supportable. The Company forecasts probability of default and loss given default based on economic forecast scenarios over an eight quarter time period before reverting to a straight line basis for a four quarter time period. The duration of the forecast horizon, the period over which forecasts revert to a straight line basis, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL. Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows expected to be collected. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2023 and September 30, 2022 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2023
Allowance for credit losses - loans:
Beginning balance January 1,	$7,310	15,299	13,305	1,437	1,170	1,292	39,813
Provision for credit losses	1,187	1,769	1,400	119	312	894	5,681
Charge-offs	—	—	—	—	—	(1,162)	(1,162)
Recoveries	19	—	17	1	—	332	369
Ending balance	$8,516	17,068	14,722	1,557	1,482	1,356	44,701

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2022
Allowance for credit losses - loans:
Beginning balance January 1,	$9,242	16,846	9,757	1,329	1,098	1,360	39,632
Impact of adopting ASC 326	(3,393)	(3,433)	(266)	219	(324)	(367)	(7,564)
Provision	1,048	1,155	2,504	106	312	935	6,060
Charge-offs	(8)	—	—	(9)	—	(1,038)	(1,055)
Recoveries	106	—	17	27	—	357	507
Ending balance	$6,995	14,568	12,012	1,672	1,086	1,247	37,580

Transactions in the allowance for credit losses for the three months ended September 30, 2023 and 2022 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2023
Allowance for credit losses - loans:
Beginning balance July 1,	$8,231	16,544	14,189	1,567	1,422	1,410	43,363
Provision for credit losses	276	524	523	(11)	60	269	1,641
Charge-offs	—	—	—	—	—	(430)	(430)
Recoveries	9	—	10	1	—	107	127
Ending balance	$8,516	17,068	14,722	1,557	1,482	1,356	44,701

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2022
Allowance for credit losses - loans:
Beginning balance July 1,	$6,291	13,609	11,696	1,542	916	1,184	35,238
Provision	616	959	305	119	170	374	2,543
Charge-offs	(8)	—	—	(9)	—	(445)	(462)
Recoveries	96	—	11	20	—	134	261
Ending balance	$6,995	14,568	12,012	1,672	1,086	1,247	37,580

The following table presents the amortized cost basis of collateral dependent loans at September 30, 2023 and December 31, 2022 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
September 30, 2023
Residential 1-4 family real estate	$1,954	—	1,954
Commercial and multi-family real estate	2,912	—	2,912
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	4,866	—	4,866

	In Thousands
	Real Estate	Other	Total
December 31, 2022
Residential 1-4 family real estate	$130	—	130
Commercial and multi-family real estate	508	—	508
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$638	—	638

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

The following tables present the Company’s nonaccrual loans and past due loans as of September 30, 2023 and December 31, 2022.

Loans on Nonaccrual Status

In Thousands
	September 30,	December 31,
	2023	2022
Residential 1-4 family real estate	$—	$—
Commercial and multi-family real estate	—	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
Total	$—	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 89 Days Past Due and Accruing
September 30, 2023
Residential 1-4 family real estate	$2,790	121	326	3,237	933,522	936,759	$326
Commercial and multi-family real estate	—	—	—	—	1,192,948	1,192,948	—
Construction, land development and farmland	716	2,972	—	3,688	997,512	1,001,200	—
Commercial, industrial and agricultural	—	13	37	50	126,212	126,262	37
1-4 family equity lines of credit	364	27	102	493	187,209	187,702	102
Consumer and other	341	136	371	848	101,172	102,020	371
Total	$4,211	3,269	836	8,316	3,538,575	3,546,891	$836
December 31, 2022
Residential 1-4 family real estate	$2,046	1,080	426	3,552	851,418	854,970	$426
Commercial and multi-family real estate	397	1,626	400	2,423	1,061,874	1,064,297	400
Construction, land development and farmland	591	—	—	591	878,937	879,528	—
Commercial, industrial and agricultural	49	62	—	111	124,492	124,603	—
1-4 family equity lines of credit	74	77	—	151	150,881	151,032	—
Consumer and other	403	184	43	630	92,702	93,332	43
Total	$3,560	3,029	869	7,458	3,160,304	3,167,762	$869

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

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Residential 1-4 family real estate	$—	$947	$—	$—	$—	$—	0.10%
Commercial and multi-family real estate	—	2,423	—	—	—	—	0.20%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	96	—	—	—	0.08%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,370	$96	$—	$—	$—	0.10%

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
September 30, 2023
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

As evidenced above, no such loans that have been modified within the last 12 months were thirty days or more past due at September 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023 (dollars in thousands):

Nine Months Ended September 30, 2023	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Residential 1-4 family real estate	$—	—%	—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	37
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
Total	$—	—%	37

Three Months Ended September 30, 2023	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Residential 1-4 family real estate	$—	—%	—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
Total	$—	—%	—

There were no loan modifications with financial effect during the three months ended September 30, 2023.

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

In Thousands
Nine Months Ended September 30, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

In Thousands
Three Months Ended September 30, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

There were no payment defaults during the three and nine months ended September 30, 2023 on loans that had been modified in the twelve months prior to September 30, 2023.

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

The Company did not modify any loan that was considered a TDR during the three and nine months ended September 30, 2022.

As of September 30, 2023 there was a total of $90,000 consumer mortgage loans in the process of foreclosure. As of December 31, 2022, the Company's recorded investment in consumer mortgage loans in the process of foreclosure totaled $11,000.

Potential problem loans, which include nonperforming loans, amounted to approximately $5.7 million at September 30, 2023 and $6.4 million at December 31, 2022. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of September 30, 2023:

	In Thousands
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
September 30, 2023
Residential 1-4 family real estate
Pass	$123,086	299,032	247,424	91,773	58,232	94,153	18,669	932,369
Special mention	76	690	—	879	138	1,582	—	3,365
Substandard	—	—	—	—	129	896	—	1,025
Total Residential 1-4 family real estate	$123,162	299,722	247,424	92,652	58,499	96,631	18,669	936,759
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$59,651	302,962	290,605	180,072	93,125	220,459	45,800	1,192,674
Special mention	—	—	—	157	—	34	—	191
Substandard	—	—	—	—	—	83	—	83
Total Commercial and multi-family real estate	$59,651	302,962	290,605	180,229	93,125	220,576	45,800	1,192,948
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$179,059	349,866	216,485	26,975	8,379	10,984	209,398	1,001,146
Special mention	—	—	—	—	—	54	—	54
Substandard	—	—	—	—	—	—	—	—
Total Construction, land development and farmland	$179,059	349,866	216,485	26,975	8,379	11,038	209,398	1,001,200
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$19,830	34,745	8,150	13,010	17,383	8,010	24,976	126,104
Special mention	96	—	13	—	—	—	12	121
Substandard	—	37	—	—	—	—	—	37
Total Commercial, industrial and agricultural	$19,926	34,782	8,163	13,010	17,383	8,010	24,988	126,262
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	187,160	187,160
Special mention	—	—	—	—	—	—	402	402
Substandard	—	—	—	—	—	—	140	140
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	187,702	187,702
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$25,998	17,704	6,390	15,334	4,990	6,511	24,780	101,707
Special mention	18	59	89	27	—	—	—	193
Substandard	7	98	1	12	—	2	—	120
Total Consumer and other	$26,023	17,861	6,480	15,373	4,990	6,513	24,780	102,020
Consumer and other:
Current-period gross charge-offs	$55	150	51	4	—	1	901	1,162

The table below presents loan balances classified within each risk rating category based on year of origination as of September 30, 2023:

	In Thousands
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
September 30, 2023
Pass	$407,624	1,004,309	769,054	327,164	182,109	340,117	510,783	3,541,160
Special mention	190	749	102	1,063	138	1,670	414	4,326
Substandard	7	135	1	12	129	981	140	1,405
Total	$407,821	1,005,193	769,157	328,239	182,376	342,768	511,337	3,546,891

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of December 31, 2022:

	In Thousands
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
December 31, 2022
Residential 1-4 family real estate:
Pass	$290,315	262,690	106,107	61,984	29,526	81,229	17,751	849,602
Special mention	245	300	885	62	115	1,955	349	3,911
Substandard	—	—	—	131	—	1,326	—	1,457
Total Residential 1-4 family real estate	$290,560	262,990	106,992	62,177	29,641	84,510	18,100	854,970
Commercial and multi-family real estate:
Pass	$271,403	246,265	161,326	107,908	74,494	166,267	36,342	1,064,005
Special mention	—	—	162	—	—	40	—	202
Substandard	—	—	—	—	—	90	—	90
Total Commercial and multi- family real estate	$271,403	246,265	161,488	107,908	74,494	166,397	36,342	1,064,297
Construction, land development and farmland:
Pass	$364,681	237,051	90,341	9,648	5,212	9,445	163,076	879,454
Special mention	—	—	—	—	—	60	—	60
Substandard	—	—	—	—	—	14	—	14
Total Construction, land development and farmland	$364,681	237,051	90,341	9,648	5,212	9,519	163,076	879,528
Commercial, industrial and agricultural:
Pass	$39,222	10,812	15,743	20,441	5,062	4,641	28,567	124,488
Special mention	7	44	17	—	—	47	—	115
Substandard	—	—	—	—	—	—	—	—
Total Commercial, industrial and agricultural	$39,229	10,856	15,760	20,441	5,062	4,688	28,567	124,603
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	150,849	150,849
Special mention	—	—	—	—	—	—	67	67
Substandard	—	—	—	—	—	—	116	116
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	151,032	151,032
Consumer and other:
Pass	$28,487	11,163	18,075	5,995	345	6,757	22,166	92,988
Special mention	74	130	20	2	—	—	—	226
Substandard	74	19	13	—	11	1	—	118
Total Consumer and other	$28,635	11,312	18,108	5,997	356	6,758	22,166	93,332

The table below presents loan balances classified within each risk rating category based on year of origination as of December 31, 2022:

	In Thousands
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
December 31, 2022
Pass	$994,108	767,981	391,592	205,976	114,639	268,339	418,751	3,161,386
Special mention	326	474	1,084	64	115	2,102	416	4,581
Substandard	74	19	13	131	11	1,431	116	1,795
Total	$994,508	768,474	392,689	206,171	114,765	271,872	419,283	3,167,762

Note 3. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management’s intent. Debt and equity securities at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,378	—	858	6,520
U.S. Government-sponsored enterprises (GSEs)	172,243	—	30,899	141,344
Mortgage-backed securities	475,596	1	85,917	389,680
Asset-backed securities	42,763	46	1,803	41,006
Corporate bonds	2,500	—	97	2,403
Obligations of states and political subdivisions	218,425	—	43,599	174,826
	$918,905	47	163,173	755,779

	December 31, 2022
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$7,353	—	856	6,497
U.S. Government-sponsored enterprises (GSEs)	177,261	—	32,049	145,212
Mortgage-backed securities	518,727	1	74,290	444,438
Asset-backed securities	47,538	—	2,288	45,250
Corporate bonds	2,500	—	97	2,403
Obligations of states and political subdivisions	218,936	—	39,924	179,012
	$972,315	1	149,504	822,812

As of September 30, 2023, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $138,420,000 (fair value of $113,130,000) and $148,460,000 (fair value of $126,190,000) at September 30, 2023 and December 31, 2022, respectively.

Securities carried on the balance sheet of approximately $485,873,000 (approximate market value of $399,882,000) and $477,051,000 (approximate market value of $405,403,000) were pledged to secure public deposits and for other purposes as required by law at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at September 30, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$318	$307
Due after one year through five years	115,247	101,585
Due after five years through ten years	254,596	209,175
Due after ten years	548,744	444,712
	$918,905	$755,779

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2023	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$6,520	$858	3	$6,520	$858
U.S. Government-sponsored enterprises (GSEs)	—	—	—	141,344	30,899	57	141,344	30,899
Mortgage-backed securities	501	10	4	388,797	85,907	233	389,298	85,917
Asset-backed securities	8,752	648	4	27,242	1,155	24	35,994	1,803
Corporate bonds	—	—	—	2,403	97	1	2,403	97
Obligations of states and political subdivisions	7,532	644	4	167,294	42,955	203	174,826	43,599
	$16,785	$1,302	12	$733,600	$161,871	521	$750,385	$163,173

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2022	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$6,497	$856	—	6,497	$856
U.S. Government-sponsored enterprises (GSEs)	9,747	872	4	135,465	31,177	54	145,212	32,049
Mortgage-backed securities	148,441	14,601	113	295,431	59,689	136	443,872	74,290
Asset-backed securities	35,276	1,607	21	9,974	681	11	45,250	2,288
Corporate bonds	2,403	97	1	—	—	—	2,403	97
Obligations of states and political subdivisions	58,567	6,056	76	120,445	33,868	128	179,012	39,924
	$254,434	$23,233	215	$567,812	$126,271	332	$822,246	$149,504

The applicable date for determining when securities are in an unrealized loss position is September 30, 2023 and December 31, 2022. As such, it is possible that a security had a market value less than its amortized cost on other days during the nine months ended September 30, 2023 and the twelve-month period ended December 31, 2022, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at September 30, 2023 and December 31, 2022, the Company had unrealized losses of $163.2 million and $149.5 million on $750.4 million and $822.2 million, respectively, of securities. As described in Note 1, Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at September 30, 2023, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at September 30, 2023 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2023. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At September 30, 2023, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is largely attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired (OTTI) at September 30, 2023.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $9.0 million which had unrealized losses of approximately $2.0 million at September 30, 2023. These non-agency mortgage-backed securities were rated AAA at September 30, 2023. The Company monitors to ensure it has adequate credit support and as of September 30, 2023, the Company believes there is no OTTI and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Obligations of States and Political Subdivisions

Unrealized losses on municipal bonds have not been recognized into income because the issuers' bonds are of high credit quality (rated A or higher) or the bonds have been refunded, management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $41.0 million which had unrealized losses of approximately $1.8 million at September 30, 2023. The Company monitors these securities to ensure it has adequate credit support and as of September 30, 2023, the Company believes there is no OTTI and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Corporate Bonds

The Company's lone corporate debt security with a fair value of $2.4 million had an unrealized loss of approximately $0.1 million at September 30, 2023. The Company monitors this security to ensure it has adequate credit support and as of September 30, 2023, the Company believes there is no OTTI and does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery. The issuer continues to make timely principal and interest payments on the bond.

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

During the second quarter of 2020, the Company entered into one swap transaction with a notional amount of $30,000,000 pursuant to which the Company pays the counter-party a fixed interest rate and receives a floating rate, which until August 31, 2023 equaled 1 month LIBOR. On September 1, 2023, the Company began receiving a daily compounded SOFR rate plus a spread adjustment in lieu of 1 month LIBOR as part of the LIBOR transition event. The derivative transaction is designated as a fair value hedge.

A summary of the Company's fair value hedge relationships as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

September 30, 2023	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	6.67	0.65%	1 month SOFR	$30,000	$4,809

December 31, 2022	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Interest rate swap agreements - loans	Other assets	7.42	0.65%	1 month LIBOR	$30,000	$4,520

The effects of fair value hedge relationships reported in interest income on loans on the consolidated statements of income for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

Gain (loss) on fair value hedging relationship	Nine Months Ended September 30,
	2023	2022
Interest rate swap agreements - loans:
Hedged items	$(42)	(3,616)
Derivative designated as hedging instruments	289	3,634

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2023 and December 31, 2022 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Loans	$25,410	25,452	(4,590)	(4,548)

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At September 30, 2023 and December 31, 2022, the Company had approximately $4,542,000 and $6,923,000, respectively, of interest rate lock commitments and approximately $4,250,000 and $6,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $107,000 and $123,000 at September 30, 2023 and December 31, 2022, respectively, and a derivative asset of $7,000 and $62,000 at September 30, 2023 and December 31, 2022, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	September 30, 2023	September 30, 2022
Interest rate contracts for customers	$(16)	(804)
Forward contracts related to mortgage loans held for sale and interest rate contracts	(55)	314

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of September 30, 2023 and December 31, 2022 (in thousands):

	In Thousands
	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$4,542	107	6,923	123
Forward contracts related to mortgage loans held-for-sale	4,250	7	6,250	62

Note 5. Mortgage Servicing Rights

During the first quarter of 2022, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of September 30, 2023 and December 31, 2022 are as follows:

	In Thousands
	September 30, 2023	December 31, 2022
Mortgage loan portfolios serviced for:
FHLMC	$99,571	$85,742

For the nine months ended September 30, 2023 and 2022, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	September 30, 2023	September 30, 2022
Balance at beginning of period	$1,065	—
Servicing rights retained from loans sold	236	1,320
Amortization	(167)	(304)
Valuation Allowance Provision	—	—
Balance at end of period	$1,134	1,016
Fair value, end of period	$1,527	1,194

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Prepayment speed	7.00%	7.18%
Weighted-average life (in years)	9.08	8.98
Weighted-average note rate	4.70%	4.34%
Weighted-average discount rate	9.00%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of September 30, 2023, the Company had outstanding 3,333 options under the 2009 Stock Option Plan with a weighted average exercise price of $35.52.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of September 30, 2023, the Company had 175,295 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of September 30, 2023, the Company had outstanding 221,991 options with a weighted average exercise price of $57.05, 161,195 cash-settled stock appreciation rights with a weighted average exercise price of $54.54 and 17,015 restricted share awards, restricted share unit awards, and performance share unit awards under the 2016 Equity Incentive Plan.

Stock Options and Stock Appreciation Rights

As of September 30, 2023, the Company had outstanding 225,324 stock options with a weighted average exercise price of $56.73 and 161,195 cash-settled stock appreciation rights with a weighted average exercise price of $54.54.

The following table summarizes information about stock options and cash-settled SARs activity for the nine months ended September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	414,778	$55.13	357,254	$50.18
Granted	5,000	69.00	114,332	64.06
Exercised	(28,092)	47.23	(34,508)	41.95
Forfeited or expired	(5,167)	60.35	(1,167)	46.81
Outstanding at end of period	386,519	$55.82	435,911	$54.48
Options and SARs exercisable at September 30	181,906	$48.72	168,017	$43.67

As of September 30, 2023, there was $3,805,000 of total unrecognized cost related to non-vested stock options and SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.11 years.

Time-based Vesting Restricted Shares and Restricted Share Units

A summary of restricted share awards and restricted share unit awards activity for the nine months ended September 30, 2023 is as follows:

	Restricted Share Awards		Restricted Share Units
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	1,075	$64.03	—	$—
Granted	—	—	14,833	69.00
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2023	1,075	$64.03	14,833	$69.00

The restricted shares and restricted share units vest over various time periods. As of September 30, 2023, there was $26,000 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 1.75 years. As of September 30, 2023, there was $859,000 of unrecognized compensation cost related to non-vested restricted share units, all of which were granted to employees of the Bank during the second quarter of 2023. The cost is expected to be expensed over a weighted-average period of 4.63 years.

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

The following tables detail the PSUs outstanding at September 30, 2023.

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	1,107	67.85
Vested	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2023	1,107	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	1,107

As of September 30, 2023, there was $54,000 of total unrecognized cost related to non-vested performance based restricted share units. The cost is expected to be expensed over a weighted-average period of 2.25 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2023, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2023 and December 31, 2022 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2023
Total capital to risk weighted assets:
Consolidated	$548,647	13.9%	$314,720	8.0%	$393,400	10.0%
Wilson Bank	547,689	13.9	314,603	8.0	393,254	10.0
Tier 1 capital to risk weighted assets:
Consolidated	500,785	12.7	236,039	6.0	314,719	8.0
Wilson Bank	499,827	12.7	235,953	6.0	314,604	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	500,729	12.7	177,029	4.5	N/A	N/A
Wilson Bank	499,771	12.7	176,964	4.5	255,615	6.5
Tier 1 capital to average assets:
Consolidated	500,785	10.6	188,408	4.0	N/A	N/A
Wilson Bank	499,827	10.6	188,342	4.0	235,428	5.0

	Actual		Minimum Capital Adequacy		For Classification Under Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2022
Total capital to risk weighted assets:
Consolidated	$512,025	13.5%	$303,440	8.0%	$379,300	10.0%
Wilson Bank	509,169	13.4	303,334	8.0	379,168	10.0
Tier 1 capital to risk weighted assets:
Consolidated	466,076	12.3	227,580	6.0	303,440	8.0
Wilson Bank	463,220	12.2	227,500	6.0	303,333	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	466,061	12.3	170,685	4.5	N/A	N/A
Wilson Bank	463,205	12.2	170,625	4.5	246,458	6.5
Tier 1 capital to average assets:
Consolidated	466,076	11.2	166,712	4.0	N/A	N/A
Wilson Bank	463,220	11.1	166,648	4.0	208,310	5.0

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

The following tables present the financial instruments carried at fair value as of September 30, 2023 and December 31, 2022, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2023
Hedged Loans	$25,410	—	25,410	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	6,520	6,520	—	—
U.S. Government sponsored enterprises	141,344	—	141,344	—
Mortgage-backed securities	389,680	—	389,680	—
Asset-backed securities	41,006	—	41,006	—
Corporate bonds	2,403	—	2,403	—
State and municipal securities	174,826	—	174,826	—
Total investment securities available-for-sale	755,779	6,520	749,259	—
Mortgage loans held for sale	5,530	—	5,530	—
Derivative instruments	4,923	—	4,923	—
Other investments	2,005	—	—	2,005
Total assets	$793,647	6,520	785,122	2,005

Derivative instruments	$—	—	—	—
Total liabilities	$—	—	—	—

December 31, 2022
Hedged Loans	$25,452	—	25,452	—
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	6,497	6,497	—	—
U.S. Government sponsored enterprises	145,212	—	145,212	—
Mortgage-backed securities	444,438	—	444,438	—
Asset-backed securities	45,250	—	45,250	—
Corporate bonds	2,403	—	2,403	—
State and municipal securities	179,012	—	179,012	—
Total investment securities available-for-sale	822,812	6,497	816,315	—
Mortgage loans held for sale	3,355	—	3,355	—
Derivative instruments	4,705	—	4,705	—
Other investments	1,965	—	—	1,965
Total assets	$858,289	6,497	849,827	1,965

Derivative instruments	$—	—	—	—
Total liabilities	$—	—	—	—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2023
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	4,866	—	—	4,866
Total	$4,866	—	—	4,866
December 31, 2022
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	638	—	—	638
Total	$638	—	—	638

(1)
As of September 30, 2023 and December 31, 2022 no reserve was recorded on collateral dependent loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2023 and December 31, 2022:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2023 and 2022 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended September 30,
	2023		2022
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, July 1	$2,047	—	$2,026	—
Total realized gains (losses) included in income	(42)	—	47	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,005	—	$2,073	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$(42)	—	$47	—

	For the Nine Months Ended September 30,
	2023		2022
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$1,965	—	$2,034	—
Total realized gains (losses) included in income	40	—	39	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,005	—	$2,073	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$40	—	$39	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2023 and December 31, 2022. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2023 and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Financial assets:
Cash and cash equivalents	$132,040	132,040	132,040	—	—
Loans, net	3,463,485	3,318,630	—	—	3,318,630
Mortgage servicing rights	1,134	1,527	—	1,527	—
Financial liabilities:
Deposits	4,186,198	3,623,219	—	—	3,623,219

December 31, 2022
Financial assets:
Cash and cash equivalents	$104,789	104,789	104,789	—	—
Loans, net	3,088,344	2,992,161	—	—	2,992,161
Mortgage servicing rights	1,065	1,252		1,252
Financial liabilities:
Deposits	3,892,705	3,210,581	—	—	3,210,581

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
Note 9. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2023, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2023.

The Company's effective tax rate for the three and nine months ended September 30, 2023 was 22.15% and 22.49% compared to 22.95% and 22.83% for the same periods in 2022. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2023 and 2022 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the nine months ended September 30, 2023, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2019 through 2022 and the IRS for the years ended December 31, 2020 through 2022.

Note 10. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options, restricted share units and performance share units.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$11,486	$15,190	$37,716	$40,702
Denominator – Weighted average number of common shares outstanding	11,645,953	11,429,027	11,589,098	11,348,628
Basic earnings per common share	$0.99	$1.33	$3.25	$3.59
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$11,486	$15,190	$37,716	$40,702
Denominator – Weighted average number of common shares outstanding	11,645,953	11,429,027	11,589,098	11,348,628
Dilutive effect of stock options, RSUs and PSUs	30,223	31,916	29,743	31,627
Weighted average diluted common shares outstanding	11,676,176	11,460,943	11,618,841	11,380,255
Diluted earnings per common share	$0.98	$1.33	$3.25	$3.58

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2023 is as follows:

Commitments to extend credit	$1,042,881,000
Standby letters of credit	$103,349,000

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the nine months ended September 30, 2023 and 2022.

	(In Thousands)
	2023	2022
Beginning balance, January 1	$6,136	955
Impact of adopting ASC 326	—	6,195
Credit loss expense (benefit)	(2,975)	(298)
Ending balance, September 30,	$3,161	6,852

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended September 30, 2023 and 2022.

	(In Thousands)
	2023	2022
Beginning balance, July 1	$3,838	7,367
Impact of adopting ASC 326	—	—
Credit loss expense (benefit)	(677)	(515)
Ending balance, September 30,	$3,161	6,852

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2023 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after September 30, 2023, through the date of the issued financial statements.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of persistent elevated rates on residential real estate mortgage loans, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of inflationary pressures on our customers and on their businesses, (v) the sale of investment securities in a loss position before the value of the securities recovers, including as a result of asset liability management strategies or in response to liquidity needs, (vi) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in a rising rate environment in connection with the changes in the short-term rate environment, or that affect the yield curve, (vii) the ability to grow and retain low-cost core deposits and retain large uninsured deposits, including during times when the Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector, (viii) significant downturns in the business of one or more large customers, (ix) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (x) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act, (xi) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xii) inadequate allowance for credit losses, (xiii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiv) results of regulatory examinations, (xv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches, (xvi) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvii) loss of key personnel, and (xviii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

Recent Developments

Difficult Market Conditions are Adversely Affecting the Banking Industry

Concerns of a potential recession remain as the Federal Reserve has continued to increase interest rates in 2023 in an effort to ease inflation. To date in 2023, the Federal Reserve has raised interest rates to a range between 5.25% and 5.50%, the highest level in over 20 years. The Federal Reserve once again reiterated in November 2023 that inflation remains elevated and that they are remaining highly attentive to inflation risks, suggesting that future rate hikes could be possible and that elevated rates may be in effect for a longer period of time than previously estimated. Future actions that may be taken by the Federal Reserve may continue to impact key macroeconomic variables.

The rise in short term interest rates during 2022 that has continued in 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the bank liquidity issues that led to the failures of multiple financial institutions in the first half of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations, though the situation appears to have stabilized somewhat due in part to actions taken by federal regulators in attempts to restore confidence in the markets.

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

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions. The following table represents the KPIs that management presently has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2023	2022	2023 - 2022 Percent Increase (Decrease)	2023	2022	2023 - 2022 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$0.99	$1.33	(25.84)%	$3.25	$3.59	(9.35)%
Pre-tax pre-provision basic earnings per share (1)	$1.35	$1.90	(28.95)%	$4.43	$5.15	(13.98)%
Diluted earnings per common share (GAAP)	$0.98	$1.33	(26.04)%	$3.25	$3.58	(9.33)%
Cash dividends per common share	$0.75	$0.75	—%	$1.50	$1.85	(18.92)%
Dividends declared per common share as a percentage of basic earnings per common share	76.04%	56.39%	34.85%	46.09%	51.53%	(10.56)%

(1)
Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2023	2022	2023 - 2022 Percent Increase (Decrease)	2023	2022	2023 - 2022 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (GAAP) (1)	11.65%	16.67%	(30.11)%	12.96%	14.58%	(11.11)%
Pre-tax pre-provision annualized return on average shareholders' equity (2)	15.94%	23.86%	(33.19)%	17.65%	20.96%	(15.79)%
Annualized return on average assets (GAAP) (3)	1.00%	1.46%	(31.51)%	1.13%	1.33%	(15.04)%
Pre-tax pre-provision annualized return on average assets (2)	1.36%	2.09%	(34.93)%	1.54%	1.91%	(19.37)%
Efficiency ratio (GAAP) (4)	62.02%	51.43%	20.59%	58.98%	53.75%	9.73%

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
(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	September 30, 2023	December 31, 2022	2023 - 2022 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	8.33%	8.41%	(0.95)%
Equity to asset ratio (Average equity divided by average total assets)	8.72%	8.99%	(3.00)%
Tier 1 capital to average assets	10.63%	11.18%	(4.92)%
Non-performing asset ratio	0.02%	0.02%	—%
Book value per common share	$32.98	$31.42	4.96%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pre-tax pre-provision income:
Net income attributable to common shareholders (GAAP)	$11,486	$15,190	$37,716	$40,702
Add: provision for credit losses - loans	1,641	2,543	5,681	6,060
Add: provision expense (benefit) for credit losses on off-balance sheet exposures	(677)	(515)	(2,975)	(298)
Add: provision for credit losses - available-for-sale securities	—	—	—	—
Add: income tax expense	3,266	4,523	10,954	12,037
Pre-tax pre-provision income	$15,716	$21,741	$51,376	$58,501

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$15,716	$21,741	$51,376	$58,501
Weighted average shares	11,645,953	11,429,027	11,589,098	11,348,628

Basic earnings per common share (GAAP)	$0.99	$1.33	$3.25	$3.59
Provision for credit losses - loans	$0.14	$0.22	$0.49	$0.53
Provision expense (benefit) for credit losses on off-balance sheet exposures	$(0.06)	$(0.05)	$(0.26)	$(0.03)
Provision for credit losses - available-for-sale securities	$—	$—	$—	$—
Income tax expense	$0.28	$0.40	$0.95	$1.06
Pre-tax pre-provision basic earnings per common share	$1.35	$1.90	$4.43	$5.15

Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$15,716	$21,741	$51,376	$58,501
Average assets	4,571,761	4,135,538	4,463,602	4,086,409

Annualized return on average assets (GAAP)	1.00%	1.46%	1.13%	1.33%
Provision for credit losses - loans	0.14%	0.24%	0.17%	0.20%
Provision expense (benefit) for credit losses on off-balance sheet exposures	(0.06)%	(0.05)%	(0.09)%	(0.01)%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	0.28%	0.44%	0.33%	0.39%
Pre-tax pre-provision annualized return on average assets	1.36%	2.09%	1.54%	1.91%

Pre-tax pre-provision annualized return on average shareholders' equity:
Pre-tax pre-provision income	$15,716	$21,741	$51,376	$58,501
Average total shareholders' equity	391,263	361,549	389,073	373,238

Annualized return on average shareholders' equity (GAAP)	11.65%	16.67%	12.96%	14.58%
Provision for credit losses - loans	1.66%	2.79%	1.95%	2.17%
Provision expense (benefit) for credit losses on off-balance sheet exposures	(0.69)%	(0.57)%	(1.02)%	(0.11)%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	3.32%	4.97%	3.76%	4.32%
Pre-tax pre-provision annualized return on average shareholders' equity	15.94%	23.86%	17.65%	20.96%

Results of Operations

Net earnings of the Company decreased $2,986,000, or 7.34%, to $37,716,000 for the nine months ended September 30, 2023, from $40,702,000 in the first nine months of 2022. Net earnings of the Company were $11,486,000 for the three months ended September

30, 2023, a decrease of $3,704,000 or 24.38%, from $15,190,000 for the three months ended September 30, 2022. The decrease in net earnings during the three and nine months ended September 30, 2023 as compared to the prior year comparable periods was primarily due to an increase in non-interest expense and a decrease in net interest income. The increase in non-interest expense is primarily due to an increase in salaries and benefits and an increase in FDIC assessment costs. The decrease in net interest income for the three and nine months ended September 30, 2023 compared to the comparable periods in 2022 is primarily due to an increase in cost of funds, partially offset by an increase in average interest earning asset balances and an increase in the yield earned on interest earning assets. The increase in cost of funds for the three and nine months ended September 30, 2023 when compared to the comparable periods in 2022 occurred as we increased the rates we are paying on our deposit products as a result of competitive pressures in our markets, the impact of the higher interest rate environment as depositors moved funds to higher rate earning accounts and the impact of the higher rates we are paying on increased levels of brokered deposits. In 2022, we were able to keep deposit costs down, despite the rise in short term interest rates, due to high levels of liquidity; however, in 2023, we have had to significantly increase the rates paid on deposits to maintain adequate liquidity given the competitive pressures in our markets.

Return on average assets (ROA) and return on average shareholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings for the relevant period and dividing that amount by the average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the three months ended September 30, 2023 and 2022 was 1.00% and 1.46%, respectively, and for the nine months ended September 30, 2023 and 2022 was 1.13% and 1.33%, respectively. The ROE for the three months ended September 30, 2023 and 2022 was 11.65% and 16.67%, respectively, and for the nine months ended September 30, 2023 and 2022 was 12.96% and 14.58%, respectively. The decrease in ROA and ROE is primarily attributable to an increase in non-interest expense and a decrease in net interest income.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and nine months ended September 30, 2023 and 2022 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023 versus September 30, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,470,019	6.03%	$52,063	$2,889,178	5.10%	$36,566	$8,129	$7,368	$15,497
Investment securities—taxable	721,506	2.36	4,300	834,871	2.08	4,374	(2,408)	2,334	(74)
Investment securities—tax exempt	66,586	2.35	395	72,159	1.93	351	(148)	192	44
Taxable equivalent adjustment (3)	—	0.63	105	—	0.51	93	(39)	51	12
Total tax-exempt investment securities	66,586	2.98	500	72,159	2.44	444	(187)	243	56
Total investment securities	788,092	2.42	4,800	907,030	2.11	4,818	(2,595)	2,577	(18)
Loans held for sale	6,194	5.06	79	4,177	6.08	64	75	(60)	15
Federal funds sold	9,015	5.46	124	5,971	1.93	29	21	74	95
Accounts with depository institutions	83,366	3.90	819	123,772	1.88	585	(1,109)	1,343	234
Restricted equity securities	3,461	8.83	77	4,548	4.80	55	(76)	98	22
Total earning assets	4,360,147	5.33	57,962	3,934,676	4.30	42,117	4,445	11,400	15,845	37.62%
Cash and due from banks	23,986			24,681
Allowance for credit losses	(43,263)			(35,166)
Bank premises and equipment	62,037			61,493
Other assets	168,854			149,854
Total assets	$4,571,761			$4,135,538

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023 versus September 30, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$962,195	0.65%	$1,580	$1,095,614	0.19%	$522	$(430)	$1,488	$1,058
Money market demand accounts	1,062,736	2.31	6,192	1,272,022	0.51	1,643	(1,844)	6,393	4,549
Time deposits	1,380,133	4.21	14,629	580,352	0.96	1,406	3,834	9,389	13,223
Other savings	317,958	1.59	1,278	346,317	0.34	299	(168)	1,147	979
Total interest-bearing deposits	3,723,022	2.52	23,679	3,294,305	0.47	3,870	1,392	18,417	19,809
Finance leases	2,263	2.98	17	2,291	2.94	17	(1)	1	—
Fed funds purchased	98	4.05	1	364	7.44	7	(4)	(2)	(6)
Total interest-bearing liabilities	3,725,383	2.52	23,697	3,296,960	0.47	3,894	1,387	18,416	19,803	508.55%
Non-interest bearing deposits	406,121			433,421
Other liabilities	48,994			43,608
Shareholders’ equity	391,263			361,549
Total liabilities and shareholders’ equity	$4,571,761			$4,135,538
Net interest income, on a tax equivalent basis			$34,265			$38,223	$3,058	$(7,016)	$(3,958)	(10.36)%
Net interest margin (4)		3.18%			3.91%
Net interest spread (5)		2.81%			3.83%

Notes:

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(2)
Loan fees of $2.9 million are included in interest income for the period ended September 30, 2023. Loan fees of $3.9 million are included in interest income for the period ended September 30, 2022, inclusive of $10,000 in 2022 in SBA fees related to Paycheck Protection Program (PPP) loans.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023 versus September 30, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,341,007	5.82%	$143,345	$2,708,354	4.95%	$98,474	$25,589	$19,282	$44,871
Investment securities—taxable	744,008	2.37	13,179	833,037	1.85	11,548	(1,930)	3,561	1,631
Investment securities—tax exempt	67,528	2.33	1,178	74,528	1.85	1,030	(151)	299	148
Taxable equivalent adjustment (3)	—	0.62	313	—	0.49	274	(41)	80	39
Total tax-exempt investment securities	67,528	2.95	1,491	74,528	2.34	1,304	(192)	379	187
Total investment securities	811,536	2.42	14,670	907,565	1.89	12,852	(2,122)	3,940	1,818
Loans held for sale	5,033	5.02	189	8,513	3.64	232	(144)	101	(43)
Federal funds sold	8,557	5.14	329	20,118	0.63	95	(118)	352	234
Accounts with depository institutions	82,437	3.78	2,331	252,944	0.60	1,126	(1,668)	2,873	1,205
Restricted equity securities	3,584	8.32	223	4,906	3.13	115	(56)	164	108
Total earning assets	4,252,154	5.13	161,087	3,902,400	3.93	112,894	21,481	26,712	48,193	42.69%
Cash and due from banks	24,794			24,361
Allowance for credit losses	(41,448)			(36,102)
Bank premises and equipment	62,032			62,212
Other assets	166,070			133,538
Total assets	$4,463,602			$4,086,409

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023 versus September 30, 2022
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$989,655	0.57%	$4,229	$1,083,667	0.18%	$1,444	$(216)	$3,001	$2,785
Money market demand accounts	1,134,803	1.89	16,070	1,250,454	0.27	2,546	(413)	13,937	13,524
Time deposits	1,185,058	3.77	33,453	574,958	0.86	3,717	7,126	22,610	29,736
Other savings	324,499	1.36	3,298	329,618	0.21	514	(14)	2,798	2,784
Total interest-bearing deposits	3,634,015	2.10	57,050	3,238,697	0.34	8,221	6,483	42,346	48,829
Federal Home Loan Bank advances	84	3.18	2	—	—	—	2	—	2
Finance leases	2,269	3.24	55	1,807	3.70	50	14	(9)	5
Fed funds purchased	724	4.43	24	126	1.06	7	23	(6)	17
Total interest-bearing liabilities	3,637,092	2.10	57,131	3,240,630	0.34	8,278	6,522	42,331	48,853	590.15%
Non-interest bearing deposits	402,033			435,279
Other liabilities	35,404			37,262
Shareholders’ equity	389,073			373,238
Total liabilities and shareholders’ equity	$4,463,602			$4,086,409
Net interest income, on a tax equivalent basis			$103,956			$104,616	$14,959	$(15,619)	$(660)	(0.63)%
Net interest margin (4)		3.33%			3.64%
Net interest spread (5)		3.03%			3.59%

Notes:

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(2)
Loan fees of $8.9 million are included in interest income for the period ended September 30, 2023. Loan fees of $10.4 million are included in interest income for the period ended September 30, 2022, inclusive of $129,000 in 2022 in SBA fees related to PPP loans.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,
	2023		2022
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	49,116	5.61%	32,716	4.49%
Origination and other fee income	2,947	0.34%	3,840	0.53%
PPP loan fee income	—	—%	10	—%
Loan tax credits	665	0.08%	570	0.08%
Total	$52,728	6.02%	$37,136	5.10%

	Nine Months Ended September 30,
	2023		2022
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	134,477	5.39%	88,073	4.35%
Origination and other fee income	8,868	0.35%	10,272	0.51%
PPP loan fee income	—	—%	129	0.01%
Loan tax credits	1,995	0.08%	1,710	0.08%
Total	$145,340	5.82%	$100,184	4.95%

Net interest margin for the nine months ended September 30, 2023 and 2022 was 3.33% and 3.64%, respectively. Net interest margin for the three months ended September 30, 2023 and 2022 was 3.18% and 3.91%, respectively. The decrease in net interest margin for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to an increase in the cost of funds, partially offset by an increase in average interest earning asset balances and an increase in the yield earned on such assets. As discussed above, the increase in cost of funds was due to the Bank raising the rates paid on deposits due to competitive pressures, depositors transferring funds from lower rate earning or non-interest bearing accounts to higher rate earning accounts to take advantage of the higher rates, and increased balances of brokered deposits. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased 525 basis points from the first quarter of 2022 through the third quarter of 2023 as the Federal Reserve sought to address high levels of inflation. The direction and speed with which short-term interest rates move has an impact on our net interest income. We anticipate that our net interest margin is likely to contract throughout the remainder of 2023 and possibly into 2024 because of the higher short-term interest rates and the impact of competitive pressures in our market, which pressure the Bank's deposit pricing and contribute to a compression in our margin. The increase in brokered deposits, which can carry higher rates than core deposits, that we experienced throughout 2023, is also likely to negatively impact our net interest margin. The yield on loans increased during the three and nine months ended September 30, 2023 when compared to the comparable periods in 2022 due to the higher rates charged on new loans and the repricing of a portion of the Bank's variable rate loan portfolio as well as an increase in average loan balances. The net interest spread was 3.03% and 3.59% for the nine months ended September 30, 2023 and 2022, respectively. The net interest spread was 2.81% and 3.83% for the three months ended September 30, 2023 and 2022, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended September 30, 2023 totaled $34,160,000 compared to $38,130,000 for the same period in 2022, a decrease of $3,970,000, while the net interest income for the nine months ended September 30, 2023 totaled $103,643,000, a decrease of $699,000 compared to the same period in 2022.

The decrease in net interest income for the three and nine months ended September 30, 2023 compared to the comparable period in 2022 was primarily due to an increase in interest expense resulting from the increase in the cost of funds, as discussed above, offset in part by the increase in interest and fees on loans, as discussed above, as well as an increase in interest and dividends earned on securities.

The ratio of average earning assets to total average assets for the three and nine months ended September 30, 2023 was 95.4% and 95.3% compared to 95.1% and 95.5% for the same periods in 2022.

Interest expense increased in the three and nine months ended September 30, 2023 when compared to the comparable periods in 2022, as discussed above, competitive pressures in the rising short-term interest rate environment required the Bank to raise rates paid on deposits as well as the Bank's customers shifting deposits from transaction and money market accounts to time deposit accounts and the Bank utilizing increased levels of brokered deposits. We expect deposit costs to continue to increase during the remainder of 2023 and possibly into 2024 due to those same factors and the expected repricing of a portion of the Bank's time deposits that are currently below the current market rates.

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

The provision for credit losses-loans was $5,681,000 and $6,060,000 for the nine months ended September 30, 2023 and 2022, respectively. The provision for credit losses-loans was $1,641,000 and $2,543,000 for the three months ended September 30, 2023 and 2022, respectively. The benefit for credit losses on off-balance sheet exposures was $2,975,000 compared to a benefit of $298,000 for the nine months ended September 30, 2023 and 2022, respectively. The benefit for credit losses on off-balance sheet exposures was $677,000 and $515,000 for the three months ended September 30, 2023 and 2022, respectively.

Our provision for credit losses-loans for the three and nine months ended September 30, 2023 decreased $902,000 and $379,000, respectively, compared to the three and nine months ended September 30, 2022. The decrease in provision for loan losses for loans was primarily due to a slow down in loan growth, partially offset by the macroeconomic forecast in our CECL model reflecting the potential for a recession.

As discussed below under Financial Condition-Loans, loan growth tapered for the three and nine months ended September 30, 2023 compared to the same periods for 2022. Loan growth for the three and nine months ended September 30, 2023 was $117,297,000 and $379,987,000, respectively, while loan growth for the three and nine months ended September 30, 2022 was $219,085,000 and $507,411,000, respectively.

The increase in the benefit for credit losses-off-balance sheet credit exposures for the three and nine months ended September 30, 2023 was the result of a decrease in our off-balance sheet commitments and an increase in our unconditionally cancellable commitments.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the nine months ended September 30, 2023 and 2022:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans
September 30, 2023
Residential 1-4 family real estate	$1,187	$19	$891,510	—%
Commercial and multi-family real estate	1,769	—	1,123,136	—
Construction, land development and farmland	1,400	17	935,793	—
Commercial, industrial and agricultural	119	1	124,823	—
1-4 family equity lines of credit	312	—	168,544	—
Consumer and other	894	(830)	97,201	(0.85)
Total	$5,681	$(793)	$3,341,007	(0.02)%
September 30, 2022
Residential 1-4 family real estate	$1,048	$98	739,468	0.01%
Commercial and multi-family real estate	1,155	—	936,548	—
Construction, land development and farmland	2,504	17	721,732	—
Commercial, industrial and agricultural	106	18	119,274	0.02
1-4 family equity lines of credit	312	—	115,336	—
Consumer and other	935	(681)	75,996	(0.90)
Total	$6,060	$(548)	$2,708,354	(0.02)%

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

There was no provision for credit losses on available-for-sale securities for the three and nine months ended September 30, 2023 and 2022, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,065	$1,974	$91	4.61%	$5,844	$5,470	$374	6.84%
Brokerage income	1,738	1,919	(181)	(9.43)	4,962	5,348	(386)	(7.22)
Debit and credit card interchange income, net	2,018	2,046	(28)	(1.37)	6,476	6,413	63	0.98
Other fees and commissions	382	376	6	1.60	1,075	1,144	(69)	(6.03)
Income on BOLI and annuity contracts	426	357	69	19.33	1,372	1,074	298	27.75
Gain (loss) on sale of loans	628	(56)	684	1,221.43	1,994	2,669	(675)	(25.29)
Mortgage servicing income, net	3	8	(5)	(62.50)	7	(19)	26	136.84
Gain (loss) on sale of fixed assets	(7)	232	(239)	(103.02)	(55)	260	(315)	(121.15)
Gain (loss) on sale of securities	—	(281)	281	100.00	3	(281)	284	101.07
Gain (loss) on sale of other assets	(6)	—	(6)	(100.00)	(7)	8	(15)	(187.50)
Other income (loss)	(42)	47	(89)	(189.36)	40	39	1	2.56
Total non-interest income	$7,205	$6,622	$583	8.80%	$21,711	$22,125	$(414)	(1.87%)

The increase in noninterest income for the three months ended September 30, 2023 when compared to the comparable period in 2022 is primarily attributable to an increase in gain on sale of loans, an increase in service charges on deposit accounts, and no loss on the sale of securities, partially offset by decreases in gain on sale of fixed assets and brokerage income. The decrease in noninterest income for the nine months ended September 30, 2023 is primarily attributable to a decrease in gain on sale of loans, a decrease in gain on sale of fixed assets and a decrease in brokerage income, partially offset by an increase in service charges on deposit accounts, increase in gain on sale of securities, and income on BOLI and annuity contracts.

The decrease in gain on sale of loans for the nine months ended September 30, 2023 was due to the higher interest rate environment which contributed to weakened demand for purchase money mortgage loans and refinancing transactions. The volume of mortgage loans originated for the nine months ended September 30, 2023 was $65,269,000 compared to $94,149,000 for the nine months ended September 30, 2022. The mortgage industry expects volume to remain lower throughout the remainder of 2023. In anticipation of the slowing of mortgage origination volume due to the higher rate environment, the Company began to retain servicing rights on some of the loans it originates during the first quarter of 2022.

The increase in gain on sale of loans for the three months ended September 30, 2023 was due to higher mortgage volume compared to the three months ended September 30, 2022. The volume of mortgage loans originated for the three months ended September 30, 2023 and 2022 was $20,435,000 and $15,050,000, respectively. The loss on sale of loans for the three months ended September 30, 2022 resulted from the rise in interest rates in the mortgage market that negatively impacted the fair value of our interest rate lock commitments.

The increase in gain (loss) on sale of securities for the three months ended September 30, 2023 is due to the Company selling securities that were in an unrealized loss position to provide additional liquidity and to restructure the securities portfolio into higher yielding securities in the third quarter of 2022.

The decrease in brokerage income for the three and nine months ended September 30, 2023 is primarily due to overall market declines and the rising interest rate environment causing investors to turn to investment choices perceived as less risky than the stock market, such as CDs and money markets.

The loss on sale of fixed assets in the first nine months of 2023 was attributable to the sale of a company vehicle. The gain on sale of fixed assets for the first nine months of 2022 was primarily attributable to the sale of a lot that was originally purchased for a future branch location.

The increase in service charges on deposit accounts for the three and nine months ended September 30, 2023 primarily was due to an increase in non-sufficient funds charges.

The increase in income on BOLI and annuity contracts for the three and nine months was attributable to the purchase of an additional policy in the second half of 2022.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, and other operating expenses. The following is a summary of our non-interest expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Increase (Decrease)	% Increase (Decrease)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$15,328	$14,443	$885	6.13%	$45,474	$43,353	$2,121	4.89%
Occupancy expenses, net	1,532	1,422	110	7.74	4,475	4,167	308	7.39
Advertising & public relations expense	910	886	24	2.71	2,607	2,233	374	16.75
Furniture and equipment expense	795	838	(43)	(5.13)	2,443	2,547	(104)	(4.08)
Data processing expense	2,304	1,908	396	20.75	6,708	5,533	1,175	21.24
Directors’ fees	174	146	28	19.18	493	447	46	10.29
Audit, legal & consulting expenses	413	217	196	90.32	926	635	291	45.83
Other operating expenses	4,200	3,158	1,042	33.00	10,811	9,056	1,755	19.38
Total non-interest expense	$25,656	$23,018	$2,638	11.46%	$73,937	$67,971	$5,966	8.78%

The increase in non-interest expense for the three and nine months ended September 30, 2023 when compared to the comparable periods in 2022 is primarily attributable to increases in salaries and employee benefits, data processing expense, advertising expense, occupancy expense, and other operating expenses. Rising costs due to inflationary pressures have placed upward pressure on nearly all of our non-interest expenses categories.

Salaries and employee benefits increased for the three and nine months ended September 30, 2023 compared to the comparable period in 2022 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations and branch count as well as an increase in recruiting costs.

The increase in occupancy expense for the three and nine months ended September 30, 2023 compared to the comparable periods in 2022 is primarily attributable to ongoing branch maintenance, repairs, and branch renovations.

Data processing expense increased for the three and nine months ended September 30, 2023 compared to the comparable periods in 2022 primarily due to an increase in computer maintenance, consumer and business online banking, and computer hardware/license expenses. The computer maintenance expenses increased as a result of, among other items, expenses associated with additional software applications and the number of open accounts. Enhanced business digital solutions, improved digital security for consumers, and an increase in number of customers using digital services accounted for other increases. The Company anticipates that data processing expenses will continue to increase as the Company’s operations grow and the demand for digital products and services from customers increases.

Advertising and public relations expense increased for the three and nine months ended September 30, 2023 due to an increase in customer acquisition costs, marketing expenses associated with the opening of two new branches, as well as an overall increase in the cost of marketing materials.

The increase in audit, legal, and consulting expenses is primarily due to consulting fees associated with the Company's engagement of additional consultants who are providing services in connection with the operation of the business.

The increase in other operating expenses is primarily due to an increase in FDIC assessment costs due to the Bank's growth in 2022.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. Our efficiency ratio for the three months ended September 30, 2023 and 2022 was 62.02% and 51.43%, respectively. The efficiency ratio for the nine months ended September 30, 2023 and 2022 was 58.98% and 53.75%, respectively. The increase in the efficiency ratio through the first nine months of 2023 is due to the increase in non-interest expense, as discussed above, outpacing the growth in net interest income and non-interest income.

Income Taxes

The Company’s income tax expense was $10,954,000 for the nine months ended September 30, 2023, a decrease of $1,083,000 over the comparable period in 2022. The percentage of income tax expense to net income before taxes was 22.49% and 22.83% for the nine months ended September 30, 2023 and 2022, respectively. The Company's income tax expense was $3,266,000 for the three months ended September 30, 2023, a decrease of $1,257,000 over the comparable period in 2022. The percentage of income tax expense to net income before taxes was 22.15% and 22.95% for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $339,490,000, or 7.92%, to $4,625,140,000 at September 30, 2023 from $4,285,650,000 at December 31, 2022. Loans, net of allowance for credit losses, totaled $3,488,895,000 at September 30, 2023, a 12.05% increase compared to $3,113,796,000 at December 31, 2022. In 2023, management is targeting owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus. Total liabilities increased by 8.02% to $4,240,042,000 at September 30, 2023 compared to $3,925,198,000 at December 31, 2022.

Loans

The following details the loans of the Company at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$936,759	26.41%	$854,970	26.99%	$81,789	9.57%
Commercial and multi-family real estate	1,192,948	33.63	1,064,297	33.60	128,651	12.09
Construction, land development and farmland	1,001,200	28.23	879,528	27.76	121,672	13.83
Commercial, industrial and agricultural	126,262	3.56	124,603	3.93	1,659	1.33
1-4 family equity lines of credit	187,702	5.29	151,032	4.77	36,670	24.28
Consumer and other	102,020	2.88	93,332	2.95	8,688	9.31
Total loans before net deferred loan fees	$3,546,891	100.00%	$3,167,762	100.00%	$379,129	11.97%

Overall, the Bank's loan demand and related new loan production has continued to be steady, though loan demand has slightly slowed so far in 2023. The net loan growth of 12.05% from December 31, 2022 reflects the continued emphasis of management on growing the loan portfolio. Contributing to the Company's loan growth through the third quarter of 2023 were the continued population growth and corporate relocations in the Bank's primary market areas, the opening of new branches, and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in construction, land development and farmland loans, commercial and multi-family real estate, and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. Although the Company has continued to grow loans through September 30, 2023, the Company expects to experience a decline in demand for loans as interest rates continue to rise, particularly if the economy worsens as a result of persistent elevated levels of inflation and the recessionary environment some are predicting for 2023 and 2024. Although the Bank has grown its loan portfolio through the first three quarters of 2023, and expects to continue to grow the portfolio, it is also moderating the extent of lending to ensure adequate liquidity.

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

Our allowance for credit losses for loans at September 30, 2023 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. Provision for credit losses for loans in 2023 resulted in an increase of the allowance for credit losses for loans (net of charge-offs and recoveries) to $44,701,000 at September 30, 2023 from $39,813,000 at December 31, 2022. The allowance for credit losses for loans was 1.27% of total loans outstanding at September 30, 2023 compared to 1.26% at December 31, 2022. The internally classified loans as a percentage of the allowance for credit losses for loans were 12.8% and 16.0% respectively, at September 30, 2023 and December 31, 2022.

The following schedule provides an allocation of the allowance for credit losses for loans by portfolio segment for the Company as of September 30, 2023 and December 31, 2022:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2023
Residential 1-4 family real estate	$8,516	26.4%	$936,759	0.91%
Commercial and multi-family real estate	17,068	33.6	1,192,948	1.43
Construction, land development and farmland	14,722	28.2	1,001,200	1.47
Commercial, industrial and agricultural	1,557	3.6	126,262	1.23
1-4 family equity lines of credit	1,482	5.3	187,702	0.79
Consumer and other	1,356	2.9	102,020	1.33
Total	$44,701	100.0%	3,546,891	1.26
Net deferred loan fees			(13,295)
			$3,533,596	1.27%
December 31, 2022
Residential 1-4 family real estate	$7,310	27.0%	$854,970	0.86%
Commercial and multi-family real estate	15,299	33.6	1,064,297	1.44
Construction, land development and farmland	13,305	27.8	879,528	1.51
Commercial, industrial and agricultural	1,437	3.9	124,603	1.15
1-4 family equity lines of credit	1,170	4.8	151,032	0.77
Consumer and other	1,292	2.9	93,332	1.38
Total	$39,813	100.0%	3,167,762	1.26
Net deferred loan fees			(14,153)
			$3,153,609	1.26%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible. The allowance for credit losses for loans as a percentage of total loans outstanding at September 30, 2023, net of deferred fees, increased slightly from the year ended December 31, 2022. The increase is primarily due to the increase in our historical modeled loss rates during the first nine months of 2023 due to changes in our macroeconomic forecasts, which are discussed above, together with reductions in our qualitative adjustment relating to changes in international, national, regional, and local conditions over that same period due to the macroeconomic forecast capturing the potential for a recession, that was not captured in our previous forecasts.

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

In estimating expected credit losses as of September 30, 2023, we utilized the Moody’s Analytics September 2023 Next-Cycle Recession Scenario (the “September N-CR Scenario”) to forecast the macroeconomic variables used in our models. The September N-CR Scenario was based on the review of a variety of surveys of forecasts of the U.S. economy. The September N-CR Scenario projections included, among other things, (i) U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rates in the range of approximately (1.56)% to 1.81% during the next 12 months and (1.29)% to 3.02% in the following 12 months; (ii) a U.S. unemployment rate in the range of approximately 4.08% to 6.03% during the next 12 months and 4.80% to 5.67% in the following 12 months; and (iii) a Home Price Index annualized quarterly growth rates in the range of approximately (5.16)% to 1.26% during the next 12 months and (5.63)% to (1.79)% in the following 12 months. As a result of changes in our macroeconomic forecasts from those forecasted at December 31, 2022, we increased our historical modeled loss rate during the three and nine months ended September 30, 2023.

We adjust model results using qualitative factor ("Q-factor") adjustments. Q-Factor adjustments are based upon management judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of major risk to improvement and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment. We increased our historical modeled loss rates during the first nine months of 2023 due to changes in our macroeconomic forecasts, which are discussed above, and reduced our qualitative adjustment relating to changes in international, national, regional, and local conditions over that same period due to the macroeconomic forecast capturing the potential for a recession, that was not captured in our previous forecasts.

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs increased to $793,000 for the nine months ended September 30, 2023, compared to net charge-offs of $548,000 for the same period in 2022. The ratio of net charge-offs to average total outstanding loans was 0.02% for the nine months ended September 30, 2023 and the nine months ended September 30, 2022. Net charge-offs for the three months ended September 30, 2023 was $303,000, an increase from $201,000 for the three months ended September 30, 2022. Overall, the Bank experienced minimal charge-offs during the nine months ended September 30, 2023 and it is expected that charge-offs will be modest for the remainder of 2023; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased $2,975,000 from December 31, 2022 to $3,161,000 at September 30, 2023 as a result of a decrease in our off-balance sheet commitments and an increase in our unconditionally cancellable commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at September 30, 2023 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities decreased $67,033,000, or 8.15%, to $755,779,000 at September 30, 2023 from $822,812,000 at December 31, 2022, primarily due to the sale in the second quarter of 2023 of $11,500,000 in securities to increase our liquidity, the maturity of a $5 million security, and a deterioration in the underlying market conditions which caused unrealized losses on our available-for-sale securities to increase by $13,669,000. The average yield, excluding tax equivalent adjustment, of the securities portfolio at September 30, 2023 was 2.14% with a weighted average life of 8.17 years, as compared to an average yield of 2.15% and a weighted average life of 8.25 years at December 31, 2022. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment decreased $224,000, or 0.36%, from December 31, 2022 to September 30, 2023. The primary reason for the decrease was due to current year depreciation of $3,194,000, offset by the purchase of equipment and furniture and fixtures, the remodeling of several branches, and an increase in computer software.

Deposits and Other Liabilities

Deposits increased by $293,493,000 in the first nine months of 2023. Included in deposits at September 30, 2023 were $79,423,000 in brokered deposits, compared to $35,024,000 at December 31, 2022. The increase in brokered deposits from December 31, 2022 to September 30, 2023 was the result of management's decision to increase liquidity to fund anticipated loan growth during the remainder of 2023.

The average balance and weighted average interest rate paid for deposit types for the quarters ended September 30, 2023, December 31, 2022 and September 30, 2022 are detailed in the following schedule:

	September 30, 2023		December 31, 2022		September 30, 2022
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$406,121	—%	$431,935	—%	$433,421	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	962,195	0.65	1,081,111	0.40	1,095,614	0.19
Money market demand accounts	1,062,736	2.31	1,252,302	1.06	1,272,022	0.51
Time deposits	1,380,133	4.21	679,526	1.62	580,352	0.96
Other savings	317,958	1.59	342,818	0.70	346,317	0.34
Total interest-bearing deposits	3,723,022	2.52%	3,355,757	0.93%	3,294,305	0.47%
Total deposits	$4,129,143	2.28%	$3,787,692	0.82%	$3,727,726	0.41%

At September 30, 2023 and December 31, 2022, we estimate that we had approximately $1.2 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 28% of our total deposits exceeded the FDIC deposit insurance limits at September 30, 2023. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $46,096,000, or 1.10% of total deposits, at September 30, 2023, compared to $4,730,000, or 0.12% of total deposits, at December 31, 2022.

Principal maturities of certificates of deposit and individual retirement accounts at September 30, 2023 are as follows:

In Thousands
Maturity
2023	$353,829
2024	912,277
2025	134,865
2026	28,588
2027	18,715
Thereafter	13,109
$1,461,383

The increase in total liabilities since December 31, 2022 was composed of a $293,493,000, or 7.54%, increase in total deposits and a $21,351,000, or 65.71%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2022 was primarily attributable to growth in market share which resulted in the opening of new deposit accounts, a targeted effort to increase customer time deposits and the increase in brokered deposits mentioned above. The increase in accrued interest and other liabilities since December 31, 2022 was partially attributable to an increase in interest payable on CDs as customers moved from lower earning and non-interest earning accounts to take advantage of the higher rates. This increase was also attributable to an increase in employee bonus payable, partially offset by a decrease in reserve for off-balance sheet commitments.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at September 30, 2023 totaled $836,000, a decrease of $33,000 from $869,000 at December 31, 2022. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended September 30, 2023 and December 31, 2022 was 0.02% and 0.02%, respectively.

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

At September 30, 2023 the Company had a recorded investment in collateral dependent loans totaling $4,866,000, an increase from a recorded investment in collateral dependent loans totaling $638,000 at December 31, 2022. The increase during the nine months ended September 30, 2023 as compared to December 31, 2022 is primarily due to the addition of two 1-4 family real estate relationships and the addition of two commercial real estate relationships. As of September 30, 2023 and December 31, 2022, no valuation allowance was recorded on collateral dependent loans. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral.

At September 30, 2023 as a result of payoffs and upgrades to certain loans to a pass rating, our internally classified loans decreased $645,000, or 10.12%, to $5,731,000 from $6,376,000 at December 31, 2022. Classified loan balances have remained relatively consistent due to the stable markets in which we operate; however, if short-term rates continue to rise or remain elevated for a significant period of time and economic conditions worsen, our classified loan balances could increase. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 10.54% at September 30, 2023 and 12.21% at December 31, 2022. The decline in our liquidity ratio is primarily attributable to a decrease in the amount of available-for-sale securities not pledged as collateral.

The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, FHLB advances, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At September 30, 2023, the Company’s liquid assets totaled $487.3 million, a decrease from $522.7 million at December 31, 2022, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at September 30, 2023. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of September 30, 2023, the Company had available approximately $127.2 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $519.3 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At September 30, 2023, securities totaling approximately $35,598,000 mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2023, loans totaling approximately $1.2 billion either will become due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at September 30, 2023, certificates of deposit of $250,000 or greater totaling approximately $467.2 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. These assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a neutral interest-rate risk position as of September 30, 2023,though the Company’s net interest margin and earnings could be negatively impacted if short-term rates continue to rise and competitive pressures in the Company's market areas force the Company to increase deposit rates faster than it is able to increase yields on loans. As discussed elsewhere herein, the Bank anticipates that its net interest margin is likely to contract during the remainder of 2023 because of such competitive pressures, the elevated rate environment we are currently experiencing that is expected to continue in the near term and costs of increased brokered deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2023, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(6.59)%	(3.34)%	(1.43)%	(2.71)%	(5.23)%	(7.88)%
EVE	(10.00)%	(3.03)%	0.18%	(3.18)%	(6.75)%	(10.74)%

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

Off Balance Sheet Arrangements

At September 30, 2023, we had unfunded loan commitments outstanding of $1,042,881,000 and outstanding standby letters of credit of $103,349,000, compared to $1,217,963,000 and $118,064,000, respectively, at December 31, 2022. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2023, total shareholders’ equity was $385,098,000, or 8.33% of total assets, which compares with $360,452,000, or 8.41% of total assets, at December 31, 2022. The dollar increase in shareholders’ equity during the nine months ended September 30, 2023 is the result of the net effect of $727,000 related to stock option compensation, restricted share awards, restricted share units, and performance share units, the Company’s net earnings of $37,716,000 and proceeds from the issuance of common stock related to exercise of stock options of $550,000. Also included was $41,000 of net earnings attributable to Encompass. The increase in shareholders' equity was partially offset by cash dividends declared of $17,303,000, net of $12,978,000 reinvested under the Company’s dividend reinvestment plan, and $10,063,000 of unrealized losses on investment securities (described elsewhere in this report), net of applicable income tax benefit of $3,560,000.

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

There have been no material changes in reported market risks during the nine months ended September 30, 2023.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
None

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 8, 2023	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 8, 2023	/s/ Lisa Pominski
Lisa Pominski
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)