Form 10-K
period 2023-12-31
WILSON BANK HOLDING CO
filed 2024-02-28
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

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

(Title of class)en

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $765,337,230.00. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $70.00 per share.

Shares of common stock, $2.00 par value per share, outstanding on February 28, 2024 were 11,776,963.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part II	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2023 are incorporated by reference into Items 1, 5, 7, 7A and 8.

Part III

Portions of the Registrant’s Proxy Statement to be filed relating to the Registrant’s Annual Meeting of Shareholders to be held on April 25, 2024 (the “2024 Annual Meeting of Shareholders”) are incorporated by reference into Items 10, 11, 12, 13 and 14.

PART I

Item 1. Business.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

General

Wilson Bank Holding Company (the “Company”) was incorporated on March 17, 1992 under the laws of the State of Tennessee. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Wilson Bank and Trust (the “Bank”) and act as a one-bank holding company. On November 17, 1992, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of an agreement and plan of share exchange. The Bank is the only direct subsidiary of the Company. The Bank also holds an ownership interest in Encompass Home Loan Lending, LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by Wilson Bank and 49% owned by two home builders operating in Wilson Bank's market areas.

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on February 23, 2024, had the following full service banking offices located in the following counties:

Tennessee County	Number of Full Service Banking Offices
Davidson	3
DeKalb	2
Putnam	1
Rutherford	5
Smith	2
Sumner	3
Trousdale	1
Williamson	2
Wilson	10
Total	29

The Company's management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, Putnam County and Williamson County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust, and through a relationship with a third-party investment advisory firm, discount brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would reasonably be expected to have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans, while expanding into other counties in and around middle Tennessee as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2023, the Company reported net earnings of approximately $48.938 million and at December 31, 2023 it had total assets of approximately $4.846 billion.

Financial and Statistical Information

The Company’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the selected portions of the Company’s 2023 Annual Report to Shareholders filed as Exhibit 13.1 hereto (the "2023 Annual Report"), are incorporated herein by reference.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act and the regulations promulgated thereunder implemented far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far- reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital for institutions with greater than $15.0 billion in total assets are among the provisions that do not directly impact the Company or the Bank either because of exemptions for institutions below a certain asset size or because of the nature of their operations.

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

Subject to various exceptions, the Federal Change in Bank Control Act, together with related regulations, require FRB approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•
The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or
•
No other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

Under the BHC Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities unless, prior to the enactment of the GLB Act, the FRB found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the FRB has found to be so closely related to banking as to be a proper incident to the business of banking include:

•
Factoring accounts receivable;
•
Acquiring or servicing loans;
•
Leasing personal property;
•
Conducting discount securities brokerage activities;
•
Performing selected data processing services;

•
Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
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

Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•
A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to or for the benefit of affiliates;
•
A bank’s investment in affiliates;
•
Assets a bank may purchase from affiliates, except for real and personal property exempted by the FRB;
•
The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;
•
Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and
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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. Among other requirements and limitations, these extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies like the Company may not be lower than the leverage and risk-based capital ratios for insured depository institutions like the Bank. The final capital rules implementing Basel III, among other things, included new minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets as of December 31, 2009, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of the allowance for credit losses.

The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a “capital conservation buffer” of 2.5% (consisting of CET1 capital) above the regulatory minimum capital ratios, and have resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting the Company’s and the Bank’s determination of risk-weighted assets include, among other things:

•
applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
•
assigning a 150% risk weight to the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status;
•
applying a 250% risk weight to any non-deducted mortgage servicing rights;
•
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);

•
providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction; and
•
eliminating the 50% cap on the risk weight for OTC derivatives.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV” or the “Basel III Endgame.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as seeking to make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal seeks to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would require banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. The comment period for these proposed changes ends in the first quarter of 2024 and though the proposal applies only to banks with total assets of $100 billion or more, it’s unclear at this time whether any of these more stringent requirements will be imposed on the Company or the Bank through the ongoing regulatory oversight process.

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

Pursuant to the CARES Act, lenders, like the Bank, were given the option to defer the implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”) until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or December 31, 2020, whichever came first. The Coronavirus Relief Act subsequently gave lenders the option to further defer the implementation of CECL until January 1, 2022. In addition, the Securities and Exchange Commission (“SEC”) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, the Bank elected to delay implementation of CECL until January 1, 2022.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. generally accepted accounting principles (“GAAP”). The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule following the adoption of CECL. If adopted, the cumulative amount of transition adjustments will become fixed at the start of the three-year period, and will be phased out of the regulatory capital calculations evenly over such period, with 75% recognized in year one, 50% recognized in year two, and 25% recognized in year three. The Company did not take advantage of this option and recognized the effects of its adoption of CECL in full upon its adoption of CECL on January 1, 2022.

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

The Bank’s loan operations are also subject to federal laws, rules and regulations applicable to credit transactions, such as the:

•
Federal Truth-In-Lending Act, governing disclosures of credit terms and costs to consumer borrowers giving consumers the right to cancel certain credit transactions, and defining requirements for servicing consumer loans secured by a dwelling;
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Service Members’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service;
•
Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws;
•
Electronic Funds Transfer Act, which regulates fees and other terms of electronic funds transactions;
•
Fair and Accurate Credit Transactions Act of 2003, which permanently extended the national credit reporting standards of the Fair Credit Reporting Act, and permits consumers, including the Bank’s customers, to opt out of information sharing among affiliated companies for marketing purposes and requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available; and
•
the Real Estate Settlement and Procedures Act of 1974, which affords consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined good faith estimate forms including clear summary information and improved disclosure of yield spread premiums.

The Bank’s deposit operations are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services;
•
the Truth in Savings Act, which requires depository institutions to disclose the terms of deposit accounts to consumers;
•
the Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and
•
the Check Clearing for the 21st Century Act (“Check 21”), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require, banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. The Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons. Failure to comply with these sanctions could have serious financial, legal and reputational consequences. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020, however in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. On October 24, 2023, the OCC, FRB and FDIC issued a final rule that the regulators believe will strengthen and modernize regulations implementing the CRA. The stated key objectives of the rule are to (1) strengthen the achievement of the core purpose of the CRA, (2) adapt to changes in the banking industry, including the expanded role of mobile and online banking, (3) provide greater clarity and consistency in the application of CRA regulations, (4) tailor performance standards to account for differences in bank size, business models and local conditions, (5) tailor data collection and reporting requirements and use existing data whenever possible, (6) promote transparency and public engagement, (7) confirm that CRA and fair lending responsibilities are mutually reinforcing and (8) promote a consistent regulatory approach that applies to banks regulated by all three agencies. This final rule becomes effective on April 1, 2024 though there is a multiyear phase-in period. Because of the Bank’s asset size it will be evaluated for compliance with the new rule under each of the rules four tests – the retail lending test, the retail services and products tests, a community development financing test and a community development services test. Among other things, the new rule expands those assessment areas where the Bank’s activities will be tested for compliance with the rules to include areas where the Bank may not have a physical presence but nonetheless engages in activity as a result of online banking activities. The Company is evaluating the impact of the changes within these new rules on its operations and the potential impact to its financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

The Bank is also subject to fair lending requirements and reporting obligations involving its home mortgage lending operations. Fair lending laws prohibit discrimination in the provision of banking services, and bank regulators have increasingly focused on the enforcement of these laws. Fair lending laws include the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968, which prohibit discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender and religion. The Bank may be liable, either through administrative enforcement or private civil actions, for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (“DOJ”) for investigation. Pursuant to a Memorandum of Understanding, the DOJ and the Consumer Financial Protection Bureau (“the CFPB”) have agreed to share information, coordinate investigations and generally commit to strengthen their coordination efforts. The Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified. State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. In July 2023, the SEC adopted rules that require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. The final rule applicable to the cybersecurity disclosure to be included in the Company’s (i) Current Reports on Form 8-K became effective on December 18, 2023 and (ii) Annual Report on Form 10-K became effective for any fiscal year ending on or after December 15, 2023. On November 18, 2021, the federal banking agencies issued a joint final rule that requires a banking organization to notify their primary federal regulator within 36 hours of becoming aware that a significant “computer-security incident” has occurred. In general, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired – or are reasonably likely to materially disrupt, degrade or impair – (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. Compliance with the final rule was required by May 1, 2022. This new rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

Federal statutes and regulations, including the GLB Act and the Right to Financial Privacy Act of 1978, limit the Company’s and the Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the GLB Act requires disclosure of the Company’s privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The GLB Act also requires the Company and the Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the GLB Act, financial institutions, including the Bank, will be required to comply with such state law. In addition to their obligations to safeguard customer information under GLB Act regulations, financial institutions, like the Bank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. This trend of state-level activity is expected to continue to expand, requiring continual monitoring of developments in the states in which the Company's customers are located and ongoing investments in the Company's information systems and compliance capabilities.

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

Examination and enforcement by the state and federal banking agencies, including the CFPB, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and the powers and authority of the CFPB, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community or other assessments areas. Federal banking regulators have significantly increased their focus on compliance by banks with existing regulations, including those that seek to prevent unfair and deceptive trade practices, under the Biden administration, including a focus on deposit and other service charges and fees banks charge customers who overdraw their accounts or have checks or other items presented when a customer’s account does not have sufficient funds to cover those checks or other items.

The Company’s securities are registered under the Exchange Act. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act. As a public company, the Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosure controls and procedures and internal control over financial reporting.

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

Competition

The banking business is highly competitive. The Company’s primary market areas consist of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner, Putnam and Williamson Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, private equity firms, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and non-bank lending companies. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can. Continued consolidation in the financial services industry has contributed to increases in the number of large competitors the Company faces in its markets. Some of the Company’s competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of its larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level and by being more responsive to customers than some of its larger competitors. The Company does not experience significant seasonal trends in its operations.

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

Human Capital

As of February 23, 2024, the Company and the Bank collectively employed 584 full-time equivalent employees. As an independent, community-based bank, the Bank strives to provide friendly, professional, personal service from a caring staff, while offering an extensive assortment of financial services to its customers. As such, the Bank’s employees are central to the successful execution of its business strategy.

The Bank strives to recruit, attract and retain employees and future leaders whose skills and experience advance the mission of the Bank. The Bank's Human Resources Department works closely with its Training Department, managers and mentors to ensure a positive start for new employees. With regard to talent development, the Bank works to identify future leaders within the Bank to develop the skills necessary for career growth. The Bank is committed to professional development for all of its employees through internal and external training programs, mentorships and dedicated leadership workshops. In 2023, an employee engagement survey was conducted with a response rate of 95%. The survey resulted in an employee engagement score of 84% and an employee satisfaction rate of 87%. Although these are considered strong scores by industry observers, the Bank continually works to improve its relations with its employee and those employees’ experiences. In 2023, the Bank's retention rate was 89%.

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

In addition to the substantial investments in employee professional development and safety, the Bank’s benefits and compensation programs are designed to ensure it recruits and retains top talent. The Bank offers employees a comprehensive health benefits package, provides a 401(k) match of $0.50 on the dollar on the first 8% of an employee's contributions to encourage retirement savings, and structures its bonus program for employees to create meaningful performance-based incentives. The Bank believes that these programs, combined with an intentional focus to create a positive, values-based culture will help to ensure that the Bank retains its status as a leading community bank in the markets that it serves.

Serving the needs of all of the members of the Company’s communities also remains a vital part of the Bank’s and the Company’s mission. Besides continuing its annual donations, fundraising and sponsorships in 2023, the Bank’s departments and employees were able to support local nonprofit organizations of their choosing through the We Believe Together giving program – including hundreds of hands-on volunteer hours with the recipient organizations that could permit them. The Bank created the We Believe Together Program in 2017 as a way for employees to contribute work hours and earn matching contribution funds from the Bank for local charities. The Bank also actively participates in the School Bank Program which allows elementary students to become familiar with banking at a young age. The Company also sponsors popular community events in its market areas, including the annual Southern Home & Garden Expo and the Wilson County Fair.

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

In addition, the Bank's operations center contains many environmentally friendly features, including solar panels, LED motion-activated lighting and an HVAC computer-controlled system.

Information about our Executive Officers

The following information regarding the Company’s executive officers is included in Part I of this report in lieu of being included in the Company’s definitive proxy materials to be filed in connection with the Company’s 2024 Annual Meeting of Shareholders.

John McDearman (54) – Mr. McDearman is President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President of the Bank and from January 2018 to January 1, 2020, he served as President of the Bank. Prior to joining the Bank in 1998, he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, Tennessee, a position he held from 1994 to 1998. Mr. McDearman also serves on the Boards of Directors of the Company and the Bank, including as the Chairman of the Bank’s Board of Directors.

John Foster (51) – Mr. Foster joined the Bank in January 1998. He has held positions in branch administration and consumer lending. From August 2017 to July 2018, Mr. Foster served as Senior Vice President/Head of Consumer Lending for the Bank, after having served as a Senior Vice President of the Bank from January 2013 to August 2017. From July 2018 to April 2019, he served as Executive Vice President/Small Business & Consumer Lending for the Bank. From April 2019 to January 1, 2020, he served as the Bank’s Executive Vice President/Chief Consumer/Commercial Banking Officer. Currently, he serves as President of the Bank, a position he has held since January 1, 2020.

Lisa Pominski (59) – Ms. Pominski is Executive Vice President and the Chief Financial Officer of the Bank and the Company, positions she has held since January 2017 and September 1997, respectively, and is the Company’s principal financial and accounting officer. Ms. Pominski has held several positions with the Bank including Asst. Cashier, Asst. Vice President and Senior Vice President since the Bank’s formation in May of 1987. Prior to 1987 Ms. Pominski was employed by People’s Bank, Lebanon, Tennessee.

Clark Oakley (54) – Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and since January 1, 2017, he has served as Executive Vice President and Chief Operating Officer of the Bank. Prior to joining the Bank, Mr. Oakley was most recently employed at Union Planters Bank in Alexandria, Tennessee. His primary duties include overseeing the operations of the Company and the Bank, including information technology and electronic banking.

Taylor Walker (39) – Mr. Walker has served as the Bank’s Chief Credit Officer since January 1, 2023. Prior to this he was employed by the Bank as Executive Vice President – Head of Commercial Lending since April 2022. Prior to that he served as Senior Vice President – Head of Commercial Lending from January 2021 through March 2022. From January 2017 through December 2022, Mr. Walker served as the Bank’s Senior Vice President and North Region President. Before that he was a Vice President and Business Development Manager from January 2016 through December 2016 and a Vice President and Office Manager from August 2012 through December 2015.

Available Information

The Company’s headquarters is located at 623 West Main Street, Lebanon, Tennessee where its phone number is (615) 444-2265. Its website is http://www.wilsonbank.com. Please note that the Company’s website address is provided as an inactive textual reference only. The Company makes available free of charge on its website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it files or furnishes such materials to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference herein unless such information is otherwise specifically incorporated by reference.

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
●
Non-compliance with the USA Patriot Act, the Bank Secrecy Act or other laws and regulations, like those issued by OFAC, could result in fines or sanctions against the Company or the Bank.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits and other borrowings. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy has played a significant role in the determination of interest rates and we expect this trend to continue during 2024. Additionally, competition, including competitor pricing, and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits as does its liquidity position and then-current loan demand and its orientation toward loan growth.

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

Short-term interest rates rose significantly in 2022 and continued to be at elevated levels throughout 2023. Short-term interest rates are expected to stabilize during the first half of 2024 at current elevated levels, and potentially start to decline in the second half of 2024. In an elevated rate environment the Bank’s ability to maintain or increase the rates it charges on loans while limiting any further increase in, or potentially reducing, the rates it pays on deposits will be critical to maintaining or expanding the Company’s net interest margin. Elevated levels of interest rates, like those experienced in 2022 and 2023, can have a negative impact on the Company's business by reducing the amount of money its clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, during the recent rising rate environment, the rates the Bank paid on its deposits increased, which had an increasingly negative impact on the Company’s net interest margin over the year. The Company expects deposit costs to continue to remain elevated during the first half of 2024 due to the expected persistence of heightened levels of short-term interest rates, increased levels of brokered deposits, the expected repricing of a portion of the Bank's time deposits that have been below the current market rates and competition in the Bank’s markets. In addition, many of the Bank’s variable rate loans have loan floors that limit the Bank’s ability to capture the full benefit of initial increases in short-term rates, though substantially all of these floors have been exceeded at this point.

While short-term interest rates are expected to stabilize through the first half of 2024, the Company believes that these rates may begin to fall during the second half of 2024. Were that to happen, the Company’s ability to lower the rates it pays on deposits will be critical to the Company’s ability to maintain or slow any potential decline in its net interest margin, as the Company anticipates that loan pricing in a falling rate environment would be competitive and existing loans that the Company has made may be refinanced at lower interest rates, particularly in the case of fixed rate loans with no prepayment penalties. The Company may also be limited in its ability to lower, in a timely manner, the rates it pays on its brokered deposits and other time deposits with stated maturities, the balances of which increased during 2023.

The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturities, repricing characteristics, and balances of the different types of its interest-earning assets and interest-bearing liabilities and by utilizing hedging strategies to reduce the impact of changes in rates. Interest-rate risk management techniques are not exact. From time to time the Company has repositioned a portion of its investment securities portfolio in an effort to better position its balance sheet for potential changes in short-term rates. The Company employs the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While the Company strives to ensure the accuracy of its modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

The Company’s hedging strategy may not be effective, including in the event that interest rates move in unanticipated manners.

At times, the Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of its interest rate exposure. During the second quarter of 2020, the Company entered into a hedge that converted the fixed interest rates on certain of the Bank’s outstanding loans to Secured Overnight Financing Rate (“SOFR”)-based variable interest rates (as a successor to LIBOR-based variable rates). The Company terminated this hedging transaction in 2023. In the event that short-term interest rates do not change in the manner that the Company anticipates at the times it institutes its hedging strategies or at the pace that the Company anticipated, including if interest rates were to increase further following the hedge termination in 2023, such transactions may materially and adversely affect its results of operations.

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

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in the Company’s portfolio, as was the case in 2022 and 2023 with the rising rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes and global health pandemics, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

In addition, from time to time the Company may restructure portions of its investment securities portfolio as part of its asset liability management strategies or in response to liquidity needs, and it may incur losses, which may be material, in connection with any such restructuring. The Company currently has a significant amount of unrealized losses in its securities portfolio. These losses are largely the result of the rising interest rate environment the Company experienced in 2022 and 2023, and the continued elevated interest rate environment the Company is experiencing so far in 2024. If the Company were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, the Company would be required to recognize these losses and the recognition of those losses could materially and adversely affect the Company’s results of operations, capital and financial condition.

Credit and Lending Risks

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2023, approximately 94% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 39% were commercial and multi-family real estate loans, 34% were residential 1-4 family real estate loans and 1-4 family equity lines of credit and 27% were construction and development and farmland loans. In total these loans made up approximately 91% of the Company’s non-performing loans at December 31, 2023. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which the Company operates can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which the Company underwrites loans can fluctuate from year to year and impact collateral values and the ability of its borrowers to repay their loans.

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that the Company holds. Reduced demand for new residential mortgage loans, whether the result of higher mortgage interest rates, inflationary pressures on building costs, depressed inventory levels or other factors, could also continue to cause reduced demand for mortgage loans, which would reduce the Company’s net interest income and noninterest income levels. If economic and real estate market conditions further deteriorate in the Company’s markets, the Company may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increased charge-offs from the disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.

The Company has significant credit exposure to borrowers that are homebuilders and land developers and the Company also targets small businesses.

At December 31, 2023, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. If the challenging economic conditions currently being experienced as a result of inflation and elevated short-term interest rates extend deep into 2024 or beyond, or worsen (including as a result of increased geopolitical tensions around the world), and negatively impact real estate conditions in the Company’s markets more than has been the case thus far, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge-offs and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

A substantial focus of the Company’s marketing and business strategy is to serve small businesses in its market areas. As a result, a relatively high percentage of the Company’s loan portfolio consists of commercial loans primarily to small businesses. Small businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, or other operational challenges like those resulting from supply chain disruption, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligation to the Company. If general economic conditions negatively impact the markets in which the Company operates and small businesses are adversely affected or the Company’s borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact the Company’s results of operations and financial condition

An inadequate allowance for credit losses would negatively impact the Company’s results of operations and financial condition.

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

In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company, or the Bank, might be required to remove these substances from the affected properties at the Company’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company and the Bank may not have adequate remedies against the prior owner or other responsible parties, or those persons may not have sufficient resources to compensate the Company for its damages, and the Company could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The objective of managing liquidity risk is to ensure that the Company’s cash flow requirements resulting from depositor, borrower and other creditor demands are met, as well as the Company’s operating cash needs, and that the Company’s cost of funding such requirements and needs is reasonable. The Company maintains an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally the Company relies on deposits, repayments of loans and cash flows from its investment securities as its primary sources of funds. The Company’s principal deposit sources include consumer, commercial and public funds customers in the Company’s markets. The Company has used these funds, together with wholesale deposit sources such as brokered deposits, federal funds purchased and other sources of short-term and long-term borrowings, including advances from the Federal Home Loan Bank of Cincinnati (“FHLB Cincinnati”), to make loans, acquire investment securities and other assets and to fund continuing operations.

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

The Company’s ability to grow its loan portfolio is dependent on its ability to fund loan grow, which the Company primarily seeks to do through growth in deposits. Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors, including a loss of confidence in the Company by its customers. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic and geopolitical conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include advances from the FHLB Cincinnati, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings, liquidating securities that the company owns in its investment securities portfolio and/or accessing the equity or debt capital markets. The Company increased its level of brokered deposits during 2023 to provide additional liquidity. These deposits can require the Company to pay higher rates of interest than the Company pays on deposits from its customers. The competition for deposits the Company is currently experiencing may limit its ability to grow deposits, which may result in the Company seeking alternative sources of funding, as it did in 2023, that are more expensive or limiting its loan growth, either of which could have a material adverse effect on its financial condition or results of operations.

The Company anticipates it will continue to rely primarily on deposits, loan repayments, interest-bearing deposits in other banks and cash flows from its investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above, like advances from the FHLB Cincinnati, which the Bank has accessed from time to time, will be used to augment the Company’s primary funding sources. If the Company is unable to access any of these secondary funding sources when needed, it might be required to convert illiquid assets, like its bank owned life insurance contracts, to cash, which could result in the payment of associated taxes and penalties, or be unable to meet its customers’ or creditors’ needs, which would adversely affect its financial condition, results of operations, and liquidity.

The Company’s and the Bank’s ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. At December 31, 2023, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which the Bank’s capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce its capital ratios unless it continues to increase capital. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank and the Company to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities, including through the opening of new branch locations.

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

The Company’s financial performance is highly dependent on the business environment in the markets where it operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply-chain disruptions, labor shortages, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2023, and, while inflation started to ease at the end of 2023, prices are currently expected to remain elevated for many goods and services in the near term. The Company and its customers experienced an uncertain and volatile economic environment during 2023, and economic growth and activity began to show signs of decline in the second half of 2023 due to issues of national security, inflation, and the pressure of sustained high levels of short-term interest rates. The Company believes that it is possible it and its customers will continue to experience an uneven or declining economic environment in 2024 for many of the same reasons. A worsening of business and economic conditions (including as a result of escalating geopolitical tensions around the world, including hostilities in the Middle East), or persistent inflationary pressures, and actions taken by the Federal Reserve in response thereto, or supply chain disruptions or labor shortages, generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

●
a decrease in deposit balances or the demand for loans and other products and services the Company offers;
●
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;
●
a decrease in the value of loans and other assets secured by real estate;
●
a decrease in net interest income from the Company’s lending and deposit gathering activities; and
●
an increase in competition resulting from financial services companies.

There can be no assurance that economic conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, financial condition, and results of operations.

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

The Company operates primarily in Wilson, DeKalb, Trousdale, Smith, Rutherford, Putnam, Davidson, Williamson and Sumner counties in Tennessee and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in these markets. The Company cannot assure investors that economic conditions in its markets will not remain challenged during 2024 or thereafter, and continued volatile economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

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

The market value of real estate can fluctuate significantly in a short period of time, including as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company’s loan portfolio were to decline materially, a significant part of the Company’s loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, the Company may not be able to realize the value of the security anticipated when it originated the loan, which in turn could have an adverse effect on the Company’s allowance and provision for credit losses and its financial condition, results of operations and liquidity..

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

Management of Growth. The Company may be unable to successfully:

•
maintain loan quality in the context of significant loan growth;
•
identify and expand into suitable markets;
•
obtain regulatory and other approvals;
•
identify and acquire suitable sites for new banking offices;
•
attract sufficient deposits and capital to fund anticipated loan growth;
•
avoid diversion or disruption of its existing operations or management as well as those of an acquired institution;
•
maintain adequate management personnel and systems to oversee and support such growth;
•
maintain adequate internal audit, loan review, risk management and compliance functions; and
•
implement additional policies, procedures and operating systems required to support and monitor the risk associated with such growth.

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

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches the Company establishes can be expected to negatively impact the Company’s earnings for some period of time until they reach certain economies of scale. The same is true for the Company’s efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. The Company’s expenses could be further increased if it encounters delays in opening any of its new branches, including as a result of supply-chain disruption and labor challenges like those affecting the construction industry over the last few years, or regulatory actions or delays. The Company may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, on a timely basis or at all, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated construction costs or other factors. Finally, any branch may not meet the Company’s long-term profitability expectations or otherwise be successful even after it has been established or acquired, as the case may be.

Regulatory and Economic Factors. The growth of the Bank may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect the Company’s growth and expansion. Such factors may cause the Company to alter its growth and expansion plans or slow or halt the growth and expansion process, which may prevent the Company from entering into or expanding in its targeted markets or allow competitors to gain or retain market share in the Company’s existing markets.

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

The Company is dependent upon information technologies, computer systems and networks, including those the Company maintains and those maintained and provided to the Company by third parties, to conduct operations and is reliant on technology to help increase efficiency in its business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, phishing schemes, social engineering, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, the Company’s financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which it relies may fail to operate properly or become compromised, disabled or damaged, which could adversely affect the Company’s ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as the Company’s primary systems and the Company may experience data losses in the course of such recovery. The Company continuously updates the systems on which it relies to support its operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. The Company maintains a system of internal controls and security to mitigate the risks of many of these occurrences and maintains insurance coverage for certain risks; however, should an event, including a cyberattack (including a ransomware attack), occur that is not prevented or detected by the Company’s internal controls, causes an interruption, degradation or outage in service, causes the Company to pay a ransom fee or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on the Company’s business and its reputation, which, in turn, could have a material adverse effect on its financial condition, results of operations and liquidity.

The Company’s operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Company provides its customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. The Company’s network, and the systems of parties with whom it contracts or on which it relies, as well as those of its customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, social engineering, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity (including wire fraud), security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions. The Company believes these types of efforts will continue to increase in frequency and in their level of sophistication. The Company has established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze risks associated with fraud, and continue to invest in systems, resources, and controls to detect and prevent it. There are inherent limitations, however, to the Company’s risk management strategies, systems, and controls as they may exist, or develop in the future. The Company may not appropriately anticipate, monitor, or identify these risks. If the Company’s risk management framework proves ineffective in connection with any fraudulent activity, it could suffer unexpected losses, it may have to expend resources detecting and correcting the failure in its systems, and it may be subject to potential claims from third parties and government agencies. The Company may also suffer reputational damage. Any of these consequences could adversely affect the Company’s business, financial condition, or results of operations.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as the Company continues to increase its mobile-payment and other Internet-based product offerings and expand its internal use of cloud-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated, and are extremely difficult to prevent. Generative artificial intelligence is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber-attacks or security breaches at third parties with access to the Company’s data, such as vendors, may not be disclosed to the Company in a timely manner. Consistent with industry trends, the Company remains at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. The Company spends significant capital and other resources to protect against the threat of security breaches and computer viruses, and may be required to spend significant capital and other resources to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulatory systems and networks) and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent or promptly detect security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation, results of operations and ability to attract and retain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

As cybersecurity threats continue to evolve, the Company will likely expend significant additional resources to continue to modify or enhance its protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over its information systems, its technology-driven products and services or its customers’ personal and transactional information could negatively affect the Company’s business and its reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on its financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with customers and third parties with whom it does business. A successful penetration or circumvention of system security could result in negative consequences for the Company, including loss of customers and business opportunities, disruption to the Company’s operations and business, misappropriation or destruction of the Company’s confidential information and/or that of its customers, or damage to its customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact the Company’s financial condition, results of operations and liquidity.

Competition from financial institutions and other financial service providers may adversely affect the Company’s profitability.

The banking business is highly competitive and the Company experiences competition in each of its markets from many other financial and non-financial institutions. The Company competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, mobile payment platforms, as well as other community banks and super-regional and national financial institutions that operate offices in the Company’s primary market areas and elsewhere. Many of the Company’s competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Company.

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

Some of the Company’s competitors, including credit unions, are not subject to certain regulatory constraints, such as the CRA, which requires the Company to, among other things, implement procedures to make and monitor loans throughout the communities it serves, and which is expected to become more expansive in 2024. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like the Bank, that offer federally insured deposits, which affords them the advantage of operating with greater flexibility and lower cost structures. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products.

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

The Company has implemented a risk management framework in an effort to identify and manage its risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which it is subject, including, among others, credit, market, liquidity, fraud, operational, capital, cybersecurity, compliance, strategic and reputational risks. The Company’s framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. However, there is no assurance that the Company’s risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to it. If the Company’s risk management framework is not effective, it could suffer unexpected losses and become subject to regulatory consequences, as a result of which its business, financial condition, results of operations or prospects could be materially adversely affected.

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

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; recognize an other-than-temporary impairment of securities; or significantly increase the Company’s accrued tax liability. Any of these could have a material adverse effect on the Company’s business, financial condition or results of operations. For a discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” contained in the 2023 Annual Report.

The Company currently invests in bank owned life insurance (“BOLI”) and may continue to do so in the future.

The Company had approximately $59.6 million in general, hybrid and separate account BOLI contracts at December 31, 2023. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if the Company needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. The Company is also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Company at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes the Company to liquidity, credit and interest rate risk, which could adversely affect the Company’s results of operations, financial condition and liquidity.

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

The Company is from time to time subject to certain litigation in the ordinary course of its business. The Company may also be subject to claims related to its loan servicing programs, particularly those involving servicing of commercial real estate loans, and the fees it charges deposit customers who overdraw their accounts or have insufficient funds in their accounts to cover items when items are presented for payment. These and other claims and legal actions, as well as supervisory and enforcement actions by the Company’s regulators, including those with oversight of its loan servicing programs, could involve large monetary claims, capital directives, agreements with federal regulators, cease and desist penalties and orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against the Company could have material adverse financial effects or cause significant reputational harm to the Company, which in turn could seriously harm its business prospects.

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

Federal bank regulators continue to closely scrutinize financial institutions, and additional restrictions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, laws and regulations regarding fair lending and investments in communities (including the recently adopted changes to the CRA rules), and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including in the case of service charges banks impose on customers related to overdrafts and instances in which customers’ accounts do not have sufficient funds to cover items that are presented. Regulatory scrutiny is also expected to remain high following the high profile bank failures in the first half of 2023. These actions and elevated scrutiny could include the issuance of additional formal or informal enforcement or supervisory actions and the imposition of monetary penalties, and whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth, increase its operating expenses, lower the Company’s non-interest income or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations and financial condition. Failure to comply with any formal or informal regulatory actions or restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry, like the turmoil in the banking industry that was experienced in the first half of 2023, and the impact of recently enacted or proposed legislation (or interpretation of existing legislation) in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans or by requiring it to hold move elevated levels of capital or deduct from its regulatory capital unrealized losses in its securities portfolio, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, business policies, capital strategies, compensation or operating plans.

Additionally, the Company is subject to laws regarding its handling, disclosure and processing of personal and confidential information of certain parties, such as its employees, customers, suppliers, counterparties and other third parties. The GLB Act requires the Company to periodically disclose its privacy policies and practices relating to sharing such information and enables retail customers to opt out of the Company’s ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition to their obligations to safeguard customer information under GLB Act regulations, financial institutions, like the Bank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. The Company is subject to laws that require it to implement a comprehensive information security program that includes administrative, technical and physical safeguards to protect the security and confidentiality of customer records and information. Additionally, other legislative and regulatory activity continue to lend uncertainty to privacy compliance requirements that impact the Company’s business. The Company also expects that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The potential effects of pending legislation are far-reaching and may require the Company to modify its data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

The TDFI and the FRB supervise and examine the Bank and the Company, respectively. Because the Bank’s deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:

●
explicit standards as to capital and financial condition;
●
limitations on the permissible types, amounts and extensions of credit and investments;
●
restrictions on permissible non-banking activities; and
●
restrictions on dividend payments.

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

The Company expects that the current Presidential administration will continue to implement a regulatory reform agenda that is significantly different than that of the prior administration. This reform agenda has included, and its likely to continue to include, an increased level of attention and focus on consumer protection, deposit fees, fair lending and investments in communities, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change or that operate in industries that would not be favored in a low-carbon economy and heightened scrutiny of BSA and AML requirements among other areas. The Company cannot predict the effects of these changes, including the recently adopted changes to the CRA rules, on its business and profitability. Because government regulation greatly affects the business and financial results of commercial banks and bank holding companies, the Company’s cost of compliance could adversely affect its ability to operate profitably.

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

Failure to meet regulatory capital standards could have a material adverse effect on the Company’s business, including damaging the confidence of customers in the Company, and adversely impacting its reputation and competitive position and retention of key personnel. Any of these developments could limit the Company’s access to:

●
brokered deposits;
●
the FRB discount window;
●
advances from the FHLB Cincinnati;
●
capital markets transactions; and
●
development of new financial services

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If the Bank falls below guidelines for being deemed “adequately capitalized” the FDIC or FRB could impose restrictions on the Company’s activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to the Company and the Bank are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and the Company’s and the Bank’s regulators. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal seeks to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would require banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. The comment period for these proposed changes ends in the first quarter of 2024 and though the proposal applies only to banks with total assets of $100 billion or more, certain of these more stringent requirements could be imposed on the Company or the Bank through the ongoing regulatory oversight process, which could adversely impact the Company's profitability or, if it fails to satisfy any such requirements, its financial condition and results of operations.

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

Non-compliance with the Patriot Act, the BSA or other laws and regulations, like those issued by OFAC, could result in fines or sanctions against the Company.

The BSA, as amended by the Patriot Act, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury’s Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures and maintain staffing levels that are sufficient for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these and other regulations aimed at combatting terrorism, money laundering and preventing transactions with "enemies" of the United States could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, as well as additional operating expenses to add staff and/or technological enhancements to the Company’s systems to better comply.

Risks Relating to the Company’s Securities

The Company’s common stock is thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.

The Company’s common stock is not traded through an organized exchange, but rather is traded in individually-arranged transactions between buyers and sellers. As a result, shares of the Company's common stock have less liquidity than shares traded through an organized exchange. Therefore, recent prices at which the stock has traded may not necessarily reflect the actual value of the Company’s common stock. A shareholder’s ability to sell the shares of Company common stock in a timely manner, or in desired amounts, may be substantially limited by the lack of a trading market for the common stock.

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

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the equity market forces like other common stock. As a result, if you acquire the Company’s stock, you could lose some or all of your investment

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Information Security and Risk Management Overview

The Company places a high priority and focus on securing the confidential information it receives and stores about its borrowers, depositors and other customers and employees as well as sensitive information regarding financial transactions and the Company's information systems. This priority and focus starts at the Company’s board of directors, which is ultimately responsible for risk oversight, establishing the Company’s risk appetite, understanding the Bank’s key risks and assuring the risk management strategy, processes and internal controls are appropriate to manage risk, in each case inclusive of cybersecurity risk. The Company’s board of directors approves an information security policy and program (the “Information Security Policy and Program”), which contains a statement of the Company’s risk appetite with respect to cybersecurity matters, on an annual basis. The Company’s risk appetite includes specific information security risk tolerance thresholds and limits established with the approval of the Company’s board of directors and executive management. Key risk indicators are monitored by the Risk Oversight Committee of the Company’s board of directors (the “Risk Oversight Committee”), which receives quarterly reports from the Company’s Chief Risk Officer, Information Security Officer and Enterprise Risk Management Committee regarding management’s efforts to protect the Company from cybersecurity threats and the general threat landscape facing companies with operational characteristics similar to the Company’s. The Risk Oversight Committee reports quarterly to the Company’s board of directors regarding the Company’s cybersecurity risk oversight processes as the board of directors seeks to ensure the Company is operating within its stated risk appetite.

The Company’s objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse the Company’s systems or information. A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, security assessments, tabletop exercises, and other exercises focused on evaluating effectiveness of the Company’s processes and programs. The Company also deploys technical safeguards that are designed to protect its information systems from cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to the Company’s business. The Company has also developed and periodically updates incident response plans that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely notification and escalation to the appropriate management committees and to the Risk Oversight Committee of the board and full board of directors as appropriate. These incident response plans are coordinated through the Information Security Officer (“ISO”) and other key members of management, including the Chief Risk Officer.

The Company’s board of directors delegates authority to the Risk Oversight Committee to assist the board in carrying out its duties of risk oversight, including with respect to cybersecurity risk. The Risk Oversight Committee provides primary oversight of the Company’s enterprise-wide risk posture and the processes established to identify, measure, and monitor the Company’s risk level, including in regards to cybersecurity risk. This oversight includes reviewing and approving the Company’s risk appetite, including with respect to cybersecurity risk, risk related policies, and reviewing quarterly reporting from management on monitoring of performance of the Company against its risk appetite, including in regards to cybersecurity risk. The Risk Oversight Committee is responsible for the oversight, implementation, and maintenance of the Information Security Policy and Program and has delegated to it specific responsibility for the implementation of the program and reviewing management reports in this area. Quarterly reports are provided to the Company’s board of directors that describe the overall status of the Information Security Policy and Program, including, but not limited to:

•
Decisions about risk management and control;
•
Results of testing, including regular external and internal penetration testing;
•
Security breaches or violations and management’s responses; and
•
Recommendations for changes to the Information Security Policy and Program.

The Company’s Enterprise Risk Management Committee, which is a management committee consisting of key employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Credit Officer, Chief Administrative Officer, Chief Information Officer, and Chief Risk Officer, oversees implementation and monitoring of the Information Security Policy and Program. Testing of the Information Security Policy and Program is accomplished through the use of a comprehensive Information Systems Audit that is performed, at a minimum, on an annual basis by third-party expert consulting firms, the results of which are reviewed with the Risk Oversight Committee and Audit Committee. The company also conducts an internal and external penetration test, at a minimum, on an annual basis by outside expert consulting firms. In addition, in accordance with the Information Security Policy and Program, the Company’s Enterprise Risk Management Committee assesses information security risks on at least an annual basis, or more often in response to changes in products or services that are offered, technological changes, changes in the threat landscape facing the Company, including as a result of cybersecurity incidents affecting financial institutions or their vendors generally or any change that may materially affect the Company’s risk environment.

The Company’s board of directors has appointed an Information Security Officer (the “ISO”), who has cybersecurity expertise primarily related to cybersecurity assurance, compliance, digital forensics, investigations, process design and collegiate instruction who holds various certifications in areas relevant to cybersecurity risk monitoring. The ISO, working together with the Company’s Chief Information Officer and Chief Risk Officer, handles the development and implementation of the Information Security Policy and Program and, together with the Company’s information technology staff and third-party vendors and other outside resources, the ISO monitors the Company’s information technology systems for threats and implements changes to those systems in an effort to protect the systems from attack. The ISO also coordinates the risk assessment process, facilitates annual employee training, and prepares an annual report to the Company’s board of directors that contains a summary of any cybersecurity incidents occurring during the report year, and an analysis of the results of the Information Systems Audit and the Company’s performance against the Information Security Policy and Program. The ISO reports directly to the Bank’s Chief Risk Officer, independent of the Company’s technology department, and the responsibilities of this role are in conjunction with security, fraud and other special projects concerning risk and operational issues identified. The Bank’s Chief Risk Officer reports directly to the Chief Executive Officer.

To date, no attempted cyber-attack or other attempted intrusion on the Company’s information technology networks has resulted in a material adverse impact on the operations or financial results of the Company or the Bank.

Information Security Training and Awareness

Information security awareness training is provided to all employees and bank business units no less often than annually and focuses on: new hire orientation, the Company’s overall information security program, roles and responsibilities of employees during an incident, how to report suspicious activity, and captures the Bank’s cybersecurity blog for consistent and relevant information.

Service Provider Arrangements

Management identifies, assesses, controls, monitors and reports on risks related to the Bank’s use of third parties per applicable laws, safe and sound business practices, and related supervisory guidance, particularly that of the Interagency Guidance on Third-Party Relationships: Risk Management.

It is the policy of the Company to ensure the internal controls and financial condition of a third-party vendor are carefully evaluated prior to the allowance of such support services to begin, and as an on-going condition of continuing support of such products or services. Vendors with access to customer information or direct access to the network are carefully reviewed to ensure that appropriate controls and mechanisms are in place to safeguard confidential information, and the Company’s contracts with such vendors include obligations on the part of the vendors to maintain the confidentiality of such information in compliance with applicable legal requirements.

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. The Bank's 67,000 square foot operations center is located at 105 North Castle Heights Avenue, Lebanon, Tennessee, which is adjacent to the 623 West Main Street office. In addition thereto, the Bank has twenty-nine branch locations located at the following locations: 1436 West Main Street, Lebanon, Tennessee; 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway in Hermitage, Tennessee; 3110 Memorial Blvd in Murfreesboro, Tennessee; 210 Commerce Drive in Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 2930 West End Avenue, Nashville, Tennessee; 710 NW Broad in Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street in Smithville, Tennessee; 306 Brush Creek Road in Alexandria, Tennessee; 1300 Main Street North in Carthage, Tennessee; 7 New Middleton Highway in Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 1630 Nashville Pike, Suite 100, Gallatin, Tennessee; 320 South Jefferson Avenue, Cookeville, Tennessee; 9200 Carothers Parkway, Suite 108, Franklin, Tennessee; and 5029 Harpeth Drive, Brentwood, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. The Highway 96 office in Murfreesboro opened in January 2017 and contains approximately 4,700 square feet of space. The South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. The West End office in Nashville opened in August 2017 and contains approximately 7,062 square feet of space. The Cool Springs office in Franklin opened in December 2018 and contains approximately 5,940 square feet of space. The Maryland Farms office in Brentwood opened in April 2023 and contains approximately 4,454 square feet of space. The Greenlea office in Gallatin opened in January 2022 and contains approximately 3,200 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space.

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space. The Bank owns a building at 217 Donelson Pike, Donelson, Tennessee which occupies approximately 8,000 square feet of space and a building at 320 South Jefferson Avenue, Cookeville, Tennessee, which occupies approximately 6,300 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its West End office in Nashville, its Cool Springs office in Franklin, its Greenlea office in Gallatin and its Chattanooga Lending Office in Chattanooga. The Bank also leases space at six locations within Wilson County, DeKalb County, Rutherford County, Davidson County and Smith County where it maintains and operates automatic teller machines.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities

Information required by this item is contained under the heading “Holding Company & Stock Information” in the Company’s 2023 Annual Report and is incorporated herein by reference.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial information included with the Company’s 2023 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in the financial information included with the Company’s 2023 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and the independent auditor’s report of Maggart & Associates, P.C. required by this item are contained in the financial information included with the Company’s 2023 Annual Report and are incorporated herein by reference.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is contained in the financial information included with the Company’s 2023 Annual Report and is incorporated herein by reference.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended December 31, 2023, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (d) of Regulation S-K

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy statement to be filed in connection with the 2024 Annual Meeting of Shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 (the “Proxy Statement”). The information required by this item with respect to executive officers is set forth in Part I of this report under the caption “Information about our Executive Officers.”

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Delinquent Section 16(a) Reports” in the Proxy Statement.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the information under the principal heading entitled “Executive Compensation,” including but not limited to the subheading entitled “Personnel Committee Report on Executive Compensation,” and the principal heading entitled “Director Compensation,” including but not limited to the subheading entitled “Personnel Committee Interlocks and Insider Participation,” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section entitled “Stock Ownership” in the Proxy Statement.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2023:

	Number of securities to be issued	Weighted average exercise price of	Number of securities remaining available for future
	upon exercise of outstanding options,	outstanding options, warrants and	issuance under equity compensation plans (excluding
Plan Category	warrants and rights	rights	securities reflected in first column)
Equity compensation plans approved by shareholders	214,974	57.08	228,633
Equity compensation plans not approved by shareholders	—	—	—
Total	214,974	57.08	228,633

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Information required by this item with respect to director independence is incorporated herein by reference to the section entitled “Item‑1 Election of Directors - Director Independence” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section entitled “Item-2 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

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

10.84	Supplemental Executive Retirement Plan Agreement dated November 26, 2018, by and between Wilson Bank and Trust and Taylor Walker.*+

10.85	Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated as of November 26, 2018 by and between Wilson Bank and Taylor Walker.*+

10.86	Executive Survivor Income Agreement, dated April 14, 2014, by and between Wilson Bank and Trust and Clark Oakley.*+

10.87	Executive Survivor Income Agreement, dated June 1, 2020, by and between Wilson Bank and Trust and Taylor Walker.*+

10.88	First Amendment to the Executive Survivor Income Agreement dated September 14, 2021, by and between Wilson Bank and Trust and Taylor Walker.*+

13.1	Selected Portions of the Wilson Bank Holding Company Annual Report to Shareholders for the year ended December 31, 2023 incorporated by reference into items 1, 5, 7, 7A and 8.+

21.1	Subsidiaries of the Company.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management compensatory plan or contract

+ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ John C. McDearman, III
John C. McDearman, III
Title:	President and Chief Executive Officer
Date:	February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. McDearman, III	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
John C. McDearman, III

/s/ Lisa Pominski	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
Lisa Pominski

/s/ Jack W. Bell		February 28, 2024
Jack W. Bell	Director

/s/ James F. Comer		February 28, 2024
James F. Comer	Director

/s/ William P. Jordan		February 28, 2024
William P. Jordan	Director

/s/ James Anthony Patton		February 28, 2024
James Anthony Patton	Director

/s/ J. Randall Clemons		February 28, 2024
J. Randall Clemons	Director

/s/ Michael G.Maynard		February 28, 2024
Michael G.Maynard	Director

/s/ Clinton M. Swain		February 28, 2024
Clinton M. Swain	Director

/s/ H. Elmer Richerson		February 28, 2024
H. Elmer Richerson	Director

/s/ Deborah Varallo		February 28, 2024
Deborah Varallo	Director