Form 10-Q
period 2024-03-31
WILSON BANK HOLDING CO
filed 2024-05-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 11,778,331 shares at May 9, 2024

Part I:	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

	Consolidated Balance Sheets — March 31, 2024 and December 31, 2023.	3

	Consolidated Statements of Earnings — For the three months ended March 31, 2024 and 2023.	4

	Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2024 and 2023.	5

	Consolidated Statements of Changes in Stockholders' Equity — For the three months ended March 31, 2024 and 2023.	6

	Consolidated Statements of Cash Flows — For the three months ended March 31, 2024 and 2023.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	54

	Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.	54

Part II:	OTHER INFORMATION	55

Item 1.	Legal Proceedings.	55

Item 1A.	Risk Factors.	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	55

Item 3.	Defaults Upon Senior Securities.	55

Item 4.	Mine Safety Disclosures.	55

Item 5.	Other Information.	55

Item 6.	Exhibits.	56

Signatures		57

EX-10.1 FORM OF RESTRICTED SHARE UNIT AWARD AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE
EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

	(Unaudited)	(Audited)
	March 31, 2024	December 31, 2023
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$3,617,057	$3,595,523
Less: Allowance for credit losses	(44,742)	(44,848)
Net loans	3,572,315	3,550,675
Securities available-for-sale, at market (amortized cost $982,687 and $930,439, respectively)	857,010	811,081
Loans held for sale	4,324	2,294
Interest bearing deposits	241,369	213,701
Restricted equity securities	3,436	3,436
Federal funds sold	10,192	10,159
Total earning assets	4,688,646	4,591,346
Cash and due from banks	22,066	28,775
Bank premises and equipment, net	61,924	62,398
Accrued interest receivable	16,621	15,197
Deferred income tax asset	47,248	45,473
Bank owned life insurance	60,070	59,645
Other assets	38,907	38,837
Goodwill	4,805	4,805
Total assets	$4,940,287	$4,846,476
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$380,694	$389,725
Interest bearing	937,874	934,709
Savings and money market accounts	1,540,531	1,476,995
Time	1,588,296	1,565,677
Total deposits	4,447,395	4,367,106
Accrued interest payable and other liabilities	57,373	49,965
Total liabilities	4,504,768	4,417,071
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,778,331 and 11,686,363 shares, respectively	23,557	23,373
Additional paid-in capital	143,460	136,866
Retained earnings	361,253	357,260
Noncontrolling interest in consolidated subsidiary	80	69
Accumulated other comprehensive losses, net of taxes of $32,846 and $31,195 respectively	(92,831)	(88,163)
Total shareholders’ equity	435,519	429,405
Total liabilities and shareholders’ equity	$4,940,287	$4,846,476

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

three months ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$56,417	$43,284
Interest and dividends on securities:
Taxable securities	5,088	4,485
Exempt from federal income taxes	431	390
Interest on loans held for sale	41	71
Interest on federal funds sold	140	42
Interest on balances held at depository institutions	2,743	586
Interest and dividends on restricted securities	82	71
Total interest income	64,942	48,929
Interest expense:
Interest on negotiable order of withdrawal accounts	1,803	1,260
Interest on money market and savings accounts	8,990	5,213
Interest on time deposits	18,572	6,987
Interest on Federal Home Loan Bank advances	—	2
Interest on Federal funds purchased	—	21
Interest on finance leases	16	16
Total interest expense	29,381	13,499
Net interest income before provision for credit losses	35,561	35,430
Provision for credit losses - loans	—	1,962
Provision for credit losses - off-balance sheet exposures	—	(1,278)
Net interest income after provision for credit losses	35,561	34,746
Non-interest income:
Service charges on deposit accounts	1,971	1,868
Brokerage income	1,861	1,652
Debit and credit card interchange income, net	1,908	1,972
Other fees and commissions	384	337
Income on BOLI and annuity contracts	471	442
Gain on sale of loans	788	730
Mortgage servicing income, net	2	3
Loss on sale of fixed assets	(201)	(42)
Loss on sale of other assets	(1)	(1)
Other income	35	42
Total non-interest income	7,218	7,003
Non-interest expense:
Salaries and employee benefits	16,545	15,017
Occupancy expenses, net	1,284	1,414
Advertising & public relations expense	749	768
Furniture and equipment expense	746	832
Data processing expense	2,352	2,133
Directors’ fees	178	144
FDIC insurance	907	427
Audit, legal & consulting expenses	376	346
Other operating expenses	2,976	2,741
Total non-interest expense	26,113	23,822
Earnings before income taxes	16,666	17,927
Income taxes	3,887	4,071
Net earnings	12,779	13,856
Net loss (earnings) attributable to noncontrolling interest	(11)	(15)
Net earnings attributable to Wilson Bank Holding Company	$12,768	$13,841
Weighted average number of common shares outstanding-basic	11,752,067	11,543,497
Weighted average number of common shares outstanding-diluted	11,781,684	11,573,260
Basic earnings per common share	$1.09	$1.20
Diluted earnings per common share	$1.08	$1.20
Dividends per common share	$0.75	$0.75

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

three months ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Net earnings	$12,779	$13,856
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(6,319)	22,029
Tax effect	1,651	(5,758)
Other comprehensive earnings (losses):	(4,668)	16,271
Comprehensive earnings	$8,111	$30,127
Comprehensive (earnings) losses attributable to noncontrolling interest	(11)	(15)
Comprehensive earnings attributable to Wilson Bank Holding Company	$8,100	$30,112

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

three months ended March 31, 2024 and 2023

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three months ended:
March 31, 2024
Balance at beginning of period	$23,373	136,866	357,260	69	(88,163)	429,405
Cash dividends declared, $.75 per share	—	—	(8,775)	—	—	(8,775)
Issuance of 89,580 shares of common stock pursuant to dividend reinvestment plan	179	6,226	—	—	—	6,405
Issuance of 2,019 shares of common stock pursuant to exercise of stock options, net	4	90	—	—	—	94
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Share based compensation expense	—	279	—	—	—	279
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $1,651	—	—	—	—	(4,668)	(4,668)
Net earnings for the quarter	—	—	12,768	11	—	12,779
Balance at end of period	$23,557	143,460	361,253	80	(92,831)	435,519

March 31, 2023
Balance at beginning of period	$22,944	122,298	325,625	15	(110,430)	360,452
Cash dividends declared, $.75 per share	—	—	(8,605)	—	—	(8,605)
Issuance of 96,762 shares of common stock pursuant to dividend reinvestment plan	194	6,372	—	—	—	6,566
Issuance of 2,600 shares of common stock pursuant to exercise of stock options, net	5	68	—	—	—	73
Share based compensation expense	—	227	—	—	—	227
Net change in fair value of available-for-sale securities during the period, net of taxes of $5,758	—	—	—	—	16,271	16,271
Net earnings for the quarter	—	—	13,841	15	—	13,856
Balance at end of period	$23,143	128,965	330,861	30	(94,159)	388,840

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

three months ended March 31, 2024 and 2023

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$12,779	$13,856
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	—	684
Deferred income tax benefit	(124)	(39)
Depreciation and amortization of premises and equipment	994	1,117
Loss on sale of fixed assets	201	42
Net amortization of securities	531	716
Gains on mortgage loans sold, net	(788)	(730)
Share-based compensation expense	185	220
Loss on sale of other assets	1	1
Increase in value of life insurance and annuity contracts	(471)	(442)
Mortgage loans originated for resale	(14,005)	(20,826)
Proceeds from sale of mortgage loans	12,763	20,727
Right of use asset amortization	99	109
Change in
Accrued interest receivable	(1,424)	(533)
Other assets	(806)	(984)
Accrued interest payable	533	3,411
Other liabilities	6,529	5,305
TOTAL ADJUSTMENTS	4,218	8,778
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,997	22,634
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(64,638)	(4,314)
Maturities, prepayments and calls	11,859	14,362
Redemptions of restricted equity securities	—	896
Net increase in loans	(21,298)	(114,769)
Purchase of buildings, leasehold improvements, and equipment	(698)	(874)
Proceeds from sale of other assets	25	—
Redemption of annuity contracts	292	262
NET CASH USED IN INVESTING ACTIVITIES	(74,458)	(104,437)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	57,670	(142,941)
Net change in deposits - time	22,619	299,579
Change in escrow balances	449	(1,340)
Repayment of finance lease obligation	(9)	(8)
Issuance of common stock related to exercise of stock options	94	73
Issuance of common stock pursuant to dividend reinvestment plan	6,405	6,566
Cash dividends paid on common stock	(8,775)	(8,605)
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,453	153,324
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,992	71,521
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	252,635	104,789
CASH AND CASH EQUIVALENTS - END OF PERIOD	$273,627	$176,310

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

three months ended March 31, 2024 and 2023

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$28,848	$10,088
Taxes	$1,441	$1,320
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of tax benefit of $1,651 and tax expense of ($5,758) for the three months ended March 31, 2024 and 2023, respectively	$(4,668)	$16,271
Non-cash transfers from loans to other assets	$39	$—

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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2024 (the "2023 Form 10-K").

These consolidated financial statements include the accounts of the Company, the Bank, and Encompass. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, the valuation of other real estate (if any), and the fair value of financial instruments. These financial statements should be read in conjunction with the 2023 Form 10-K. There have been no significant changes to the Company’s significant accounting policies as disclosed in the 2023 Form 10-K.

Newly Issued Not Yet Effective Accounting Standards

Information about certain recently issued accounting standards updates is presented below. Also refer to Note 1 - Accounting Standards Updates in our 2023 Form 10-K for additional information related to previously issued accounting standards updates.

Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, in October 2023, the Financial Accounting Standards Board ("FASB") issued this pronouncement which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Accounting Standards Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Accounting Standards Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its accounting and disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, in December 2023, the FASB issued this pronouncement which amends the guidance for income tax disclosures to include certain required disclosures related to tax rate reconciliations, including certain categories of expense requiring disclosure, income taxes paid, including disclosure of taxes paid disaggregated by nation, state, and foreign taxes, and other disclosures for disaggregation of income before income tax expense (or benefit) and income tax expense (or benefit) by domestic and foreign allocation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted. An entity should apply ASU 2023-09 on a prospective basis once adopted with retrospective application permitted. The Company is assessing ASU 2023-09 and its potential impact on its accounting and disclosures.

ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements, in March 2024, the FASB issued this pronouncement which contains amendments to the Codification that remove references to various Concepts Statements. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is assessing ASU 2024-02 and its potential impact on its accounting and disclosures.

Recently Adopted Accounting Standards

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index as of March 31, 2024.

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, in June 2022, the FASB issued this pronouncement which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of ASU 2022-03 did not have a significant impact on our financial statements.

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

The following schedule details the loans of the Company at March 31, 2024 and December 31, 2023:

	(In Thousands)
	March 31, 2024	December 31, 2023

Residential 1-4 family real estate	$969,700	$959,218
Commercial and multi-family real estate	1,344,853	1,313,284
Construction, land development and farmland	874,822	901,336
Commercial, industrial and agricultural	121,734	127,659
1-4 family equity lines of credit	214,814	202,731
Consumer and other	103,958	104,373
Total loans before net deferred loan fees	3,629,881	3,608,601
Net deferred loan fees	(12,824)	(13,078)
Total loans	3,617,057	3,595,523
Less: Allowance for credit losses	(44,742)	(44,848)
Net loans	$3,572,315	$3,550,675

Risk characteristics relevant to each portfolio segment are as follows:

Construction, land development and farmland: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans generally rely on estimates of project costs and the anticipated value of the completed project, while the Company strives to ensure the accuracy of these estimates, it is possible for these estimates to be inaccurate. Construction loans often involve the disbursement of substantial funds with repayments substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, the value of the completed project, general economic conditions and the availability of long-term financing.

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

Allowance For Credit Losses ("ACL") - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification ("ASC") Topic 326 ("ASC 326") Financial Instruments-Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default model with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment. Management leverages economic projections from reputable and independent third parties to inform and provide its reasonable and supportable economic forecasts. The Company’s model reverts to a straight line basis for purposes of estimating cash flows beyond a period deemed reasonable and supportable. The Company forecasts probability of default and loss given default based on economic forecast scenarios over an eight quarter time period before reverting to a straight line basis for a four quarter time period. The duration of the forecast horizon, the period over which forecasts revert to a straight line basis, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL. Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which a loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows expected to be collected. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible.

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

In assessing the adequacy of the allowance for credit losses, the Company considers the results of the Company's ongoing independent loan review process. The Company undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio. Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. The Company incorporates relevant loan review results in calculating the allowance for credit losses.

In accordance with Current Expected Credit Losses ("CECL"), losses are estimated over the remaining contractual terms of loans, adjusted for prepayments and curtailment. The contractual term excludes expected extensions, renewals and modifications.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2024 and March 31, 2023 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2024
Allowance for credit losses - loans:
Beginning balance January 1,	$8,765	17,422	14,027	1,533	1,809	1,292	44,848
Provision for credit losses	(122)	575	(674)	(53)	14	260	—
Charge-offs	—	—	—	(6)	—	(288)	(294)
Recoveries	18	—	3	5	—	162	188
Ending balance	$8,661	$17,997	$13,356	$1,479	$1,823	$1,426	44,742

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2023
Allowance for credit losses - loans:
Beginning balance January 1,	$7,310	15,299	13,305	1,437	1,170	1,292	39,813
Provision	647	387	488	118	54	268	1,962
Charge-offs	—	—	—	—	—	(448)	(448)
Recoveries	—	—	4	—	—	115	119
Ending balance	$7,957	15,686	13,797	1,555	1,224	1,227	41,446

The following table presents the amortized cost basis of collateral dependent loans at March 31, 2024 and December 31, 2023 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
March 31, 2024
Residential 1-4 family real estate	$857	—	857
Commercial and multi-family real estate	17,890	—	17,890
Construction, land development and farmland	21,599	—	21,599
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$40,346	—	40,346

	In Thousands
	Real Estate	Other	Total
December 31, 2023
Residential 1-4 family real estate	$1,949	—	1,949
Commercial and multi-family real estate	2,889	—	2,889
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$4,838	—	4,838

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

The following tables present the Company’s nonaccrual loans and past due loans as of March 31, 2024 and December 31, 2023.

Loans on Nonaccrual Status

In Thousands
	March 31,	December 31,
	2024	2023
Residential 1-4 family real estate	$—	$—
Commercial and multi-family real estate	—	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
Total	$—	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 89 Days Past Due and Accruing
March 31, 2024
Residential 1-4 family real estate	$2,115	325	—	2,440	967,260	969,700	$—
Commercial and multi-family real estate	29	—	—	29	1,344,824	1,344,853	—
Construction, land development and farmland	2,809	2,679	498	5,986	868,836	874,822	498
Commercial, industrial and agricultural	98	12	—	110	121,624	121,734	—
1-4 family equity lines of credit	395	40	315	750	214,064	214,814	315
Consumer and other	325	118	74	517	103,441	103,958	74
Total	$5,771	3,174	887	9,832	3,620,049	3,629,881	$887
December 31, 2023
Residential 1-4 family real estate	$1,544	552	1,178	3,274	955,944	959,218	$1,178
Commercial and multi-family real estate	5,846	—	—	5,846	1,307,438	1,313,284	—
Construction, land development and farmland	2,959	1	—	2,960	898,376	901,336	—
Commercial, industrial and agricultural	52	—	7	59	127,600	127,659	7
1-4 family equity lines of credit	571	209	106	886	201,845	202,731	106
Consumer and other	350	78	118	546	103,827	104,373	118
Total	$11,322	840	1,409	13,571	3,595,030	3,608,601	$1,409

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, we adopted ASU 2022-02 which eliminated the accounting guidance for troubled debt restructurings ("TDRs") and requires disclosures for certain loan modifications when a borrower is experiencing financial difficulty.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

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

The following tables present the amortized cost basis of loans at March 31, 2024 and March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 or three months ended March 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2024
Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	—%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$—	$—	$—	$—	—%

As evidenced above, no such loans have been modified during the three months ended March 31, 2024.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2023
Residential 1-4 family real estate	$—	$947	$—	$—	$—	$—	0.11%
Commercial and multi-family real estate	—	2,453	—	—	—	—	0.22%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	102	—	—	—	0.08%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,400	$102	$—	$—	$—	0.11%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified within the last twelve months as of March 31, 2024 and March 31, 2023:

In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
March 31, 2024
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

As evidenced above, no loans that were modified within the twelve months prior to March 31, 2024 or March 31, 2023 were thirty (30) days or more past due at March 31, 2024 or March 31, 2023, respectively.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023 (dollars in thousands):

Three months Ended March 31, 2024	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension

Residential 1-4 family real estate	$—	—%	—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
Total	$—	—%	—

There were no loan modifications with financial effect during the three months ended March 31, 2024.

Three Months Ended March 31, 2023	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension

Residential 1-4 family real estate	$—	—%	—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	37
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
Total	$—	—%	37

The following tables present the amortized cost basis of loans that had a payment default during the three months ended March 31, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

In Thousands
Three months Ended March 31, 2024	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

There were no payment defaults during the three months ended March 31, 2024 on loans as there were no such loans modified in the twelve months prior to March 31, 2024.

In Thousands
Three Months Ended March 31, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the allowance for credit losses is adjusted by the same amount.

There were no consumer mortgage loans in the process of foreclosure as of March 31, 2024 or December 31, 2023.

Potential problem loans, which include nonperforming loans, amounted to approximately $47.2 million at March 31, 2024 and $5.9 million at December 31, 2023. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of March 31, 2024:

	In Thousands

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
March 31, 2024
Residential 1-4 family real estate
Pass	$39,902	159,784	291,641	235,225	86,633	134,670	16,409	964,264
Special mention	—	76	951	—	871	2,325	—	4,223
Substandard	—	—	—	223	—	990	—	1,213
Total Residential 1-4 family real estate	$39,902	159,860	292,592	235,448	87,504	137,985	16,409	969,700
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$16,319	110,267	351,697	380,291	141,491	280,560	46,078	1,326,703
Special mention	—	—	—	—	153	17,919	—	18,072
Substandard	—	—	—	—	—	78	—	78
Total Commercial and multi-family real estate	$16,319	110,267	351,697	380,291	141,644	298,557	46,078	1,344,853
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$36,515	241,798	231,001	87,146	19,043	15,906	221,255	852,664
Special mention	—	—	20,210	—	1,899	49	—	22,158
Substandard	—	—	—	—	—	—	—	—
Total Construction, land development and farmland	$36,515	241,798	251,211	87,146	20,942	15,955	221,255	874,822
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$2,227	15,061	32,274	6,683	11,322	23,118	30,891	121,576
Special mention	94	14	—	22	16	—	12	158
Substandard	—	—	—	—	—	—	—	—
Total Commercial, industrial and agricultural	$2,321	15,075	32,274	6,705	11,338	23,118	30,903	121,734
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	6	—	—	—	—	6
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	213,799	213,799
Special mention	—	—	—	—	—	—	503	503
Substandard	—	—	—	—	—	—	512	512
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	214,814	214,814
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$7,003	24,252	12,814	4,406	13,975	10,759	30,421	103,630
Special mention	—	6	67	57	35	17	1	183
Substandard	—	32	89	14	10	—	—	145
Total Consumer and other	$7,003	24,290	12,970	4,477	14,020	10,776	30,422	103,958
Consumer and other:
Current-period gross charge-offs	$—	56	55	3	—	—	174	288

The table below presents loan balances classified within each risk rating category based on year of origination as of March 31, 2024:

	In Thousands
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
March 31, 2024
Pass	$101,966	551,162	919,427	713,751	272,464	465,013	558,853	3,582,636
Special mention	94	96	21,228	79	2,974	20,310	516	45,297
Substandard	—	32	89	237	10	1,068	512	1,948
Total	$102,060	551,290	940,744	714,067	275,448	486,391	559,881	3,629,881

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of December 31, 2023:

	In Thousands
							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023
Residential 1-4 family real estate:
Pass	$165,655	297,535	239,035	89,563	56,092	90,119	16,585	954,584
Special mention	76	859	225	876	137	1,558	—	3,731
Substandard	—	—	—	—	128	775	—	903
Total Residential 1-4 family real estate	$165,731	298,394	239,260	90,439	56,357	92,452	16,585	959,218
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate:
Pass	$103,050	321,767	378,418	143,178	91,640	217,645	57,320	1,313,018
Special mention	—	—	155	—	—	31	—	186
Substandard	—	—	—	—	—	80	—	80
Total Commercial and multi-family real estate	$103,050	321,767	378,573	143,178	91,640	217,756	57,320	1,313,284
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland:
Pass	$231,337	306,056	99,456	26,710	7,586	10,141	219,999	901,285
Special mention	—	—	—	—	—	51	—	51
Substandard	—	—	—	—	—	—	—	—
Total Construction, land development and farmland	$231,337	306,056	99,456	26,710	7,586	10,192	219,999	901,336
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural:
Pass	$16,811	34,507	7,460	12,272	17,066	7,593	31,832	127,541
Special mention	93	7	6	—	—	—	12	118
Substandard	—	—	—	—	—	—	—	—
Total Commercial, industrial and agricultural	$16,904	34,514	7,466	12,272	17,066	7,593	31,844	127,659
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	30	—	—	—	—	—	30
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	202,189	202,189
Special mention	—	—	—	—	—	—	404	404
Substandard	—	—	—	—	—	—	138	138
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	202,731	202,731
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other:
Pass	$27,998	15,511	5,331	14,497	4,728	6,381	29,638	104,084
Special mention	4	52	57	7	—	—	—	120
Substandard	51	106	—	11	—	1	—	169
Total Consumer and other	$28,053	15,669	5,388	14,515	4,728	6,382	29,638	104,373
Consumer and other:
Current-period gross charge-offs	$1,843	213	98	22	—	—	151	2,328

The table below presents loan balances classified within each risk rating category based on year of origination as of December 31, 2023:

	In Thousands
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023
Pass	$544,851	$975,376	$729,700	$286,220	$177,112	$331,879	$557,563	3,602,701
Special mention	173	918	443	883	137	1,640	416	4,610
Substandard	51	106	—	11	128	856	138	1,290
Total	$545,075	976,400	730,143	287,114	177,377	334,375	558,117	3,608,601

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,907	—	503	4,404
U.S. Government-sponsored enterprises (GSEs)	174,725	14	24,649	150,090
Mortgage-backed securities	531,118	163	67,892	463,389
Asset-backed securities	49,318	96	930	48,484
Corporate bonds	2,500	—	104	2,396
Obligations of states and political subdivisions	220,119	196	32,068	188,247
	$982,687	469	126,146	857,010

	December 31, 2023
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,901	—	472	4,429
U.S. Government-sponsored enterprises (GSEs)	167,738	—	23,570	144,168
Mortgage-backed securities	480,759	230	63,959	417,030
Asset-backed securities	51,183	193	1,403	49,973
Corporate bonds	2,500	—	77	2,423
Obligations of states and political subdivisions	223,358	397	30,697	193,058
	$930,439	820	120,178	811,081

As of March 31, 2024, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $157,839,000 (fair value of $136,275,000) and $145,179,000 (fair value of $124,005,000) at March 31, 2024 and December 31, 2023, respectively.

Securities carried on the balance sheet of approximately $524,227,000 (approximate market value of $446,060,000) and $500,046,000 (approximate market value of $429,705,000) were pledged to secure public deposits and for other purposes as required by law at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at March 31, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$492	$481
Due after one year through five years	108,578	97,386
Due after five years through ten years	286,206	249,676
Due after ten years	587,411	509,467
	$982,687	$857,010

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2024	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,404	$503	2	$4,404	$503
U.S. Government-sponsored enterprises (GSEs)	—	—	—	147,873	24,649	70	147,873	24,649
Mortgage-backed securities	50,119	363	15	378,462	67,529	219	428,581	67,892
Asset-backed securities	11,293	232	5	23,136	698	12	34,429	930
Corporate bonds	—	—	—	2,396	104	1	2,396	104
Obligations of states and political subdivisions	11,852	692	8	165,760	31,376	190	177,612	32,068
	$73,264	$1,287	28	$722,031	$124,859	494	$795,295	$126,146

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2023	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,429	$472	2	$4,429	$472
U.S. Government-sponsored enterprises (GSEs)	—	—	—	144,169	23,569	55	144,169	23,569
Mortgage-backed securities	8,889	63	7	390,557	63,897	221	399,446	63,960
Asset-backed securities	2,500	44	1	30,666	1,359	26	33,166	1,403
Corporate bonds	—	—	—	2,423	—	—	2,423	77
Obligations of states and political subdivisions	5,375	14	2	171,157	30,683	193	176,532	30,697
	$16,764	$121	10	$743,401	$120,057	498	$760,165	$120,178

The applicable date for determining when securities are in an unrealized loss position is March 31, 2024 and December 31, 2023. As such, it is possible that a security had a market value less than its amortized cost on other days during the three months ended March 31, 2024 and the twelve-month period ended December 31, 2023, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2024 and December 31, 2023, the Company had unrealized losses of $126.1 million and $120.2 million on $795.3 million and $760.2 million, respectively, of securities. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2023 Form 10-K, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at March 31, 2024, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at March 31, 2024 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2024. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At March 31, 2024, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is largely attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired (OTTI) at March 31, 2024.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $11.2 million which had unrealized losses of approximately $1.5 million at March 31, 2024. These non-agency mortgage-backed securities were rated AAA at March 31, 2024. The Company monitors to ensure it has adequate credit support and as of March 31, 2024, the Company believes there is no OTTI and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

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

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $48.5 million which had unrealized losses of approximately $0.9 million at March 31, 2024. The Company monitors these securities to ensure it has adequate credit support and as of March 31, 2024, the Company believes there is no OTTI and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Corporate Bonds

The Company's lone corporate debt security with a fair value of $2.4 million had an unrealized loss of approximately $0.1 million at March 31, 2024. The Company monitors this security to ensure it has adequate credit support and as of March 31, 2024, the Company believes there is no OTTI and does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery. The issuer continues to make timely principal and interest payments on the bond.

Note 4. Derivatives

Derivatives Designated as Fair Value Hedges

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, the sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedge relationship. The

Company's hedging strategies involving interest rate derivatives that are classified as either cash flow hedges or fair value hedges, depending upon the rate characteristic of the hedged item.

The Company had previously utilized an interest rate swap designated as a fair value hedge to mitigate the effect of changing interest rates on the fair values of fixed rate loans. The hedging strategy on loans converted the fixed interest rates to variable interest rates tied to the applicable reference rate.

During the fourth quarter of 2023 the Company voluntarily terminated the interest rate swap with a notional amount of $30.0 million, as the market indicated that rates had peaked, further rate increases were unlikely, and the Company’s balance sheet could support the market’s current demand for fixed rate loans without the interest rate swap. The termination of the fair value hedge resulted in an unrealized gain totaling $3,747,000 which is being reclassified to increase interest income through June 30, 2030, the original term of the swap contract.

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three months ended March 31, 2024 and 2023. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	March 31, 2024	March 31, 2023
Location in the Consolidated Statements of Income
Interest income Interest and fees on loans	$381	3
Net increase to income before taxes	$381	3

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At March 31, 2024 and December 31, 2023, the Company had approximately $2,889,000 and $2,265,000, respectively, of interest rate lock commitments and approximately $3,500,000 and $2,500,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $91,000 and $65,000 at March 31, 2024 and December 31, 2023, respectively, and a derivative liability of $14,000 and $13,000 at March 31, 2024 and December 31, 2023, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	March 31, 2024	March 31, 2023
Interest rate contracts for customers	$26	147
Forward contracts related to mortgage loans held for sale and interest rate contracts	(1)	(105)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of March 31, 2024 and December 31, 2023 (in thousands):

	In Thousands
	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$2,889	91	2,265	65
Forward contracts related to mortgage loans held-for-sale	3,500	(14)	2,500	(13)

Note 5. Mortgage Servicing Rights

During the first quarter of 2022, the Company began selling a portfolio of residential mortgage loans to a third party, while retaining the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of March 31, 2024 and December 31, 2023 are as follows:

	In Thousands
	March 31, 2024	December 31, 2023
Mortgage loan portfolios serviced for:
FHLMC	$97,911	$99,441

For the three months ended March 31, 2024 and 2023, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	March 31, 2024	March 31, 2023
Balance at beginning of period	$1,083	$1,065
Servicing rights retained from loans sold	—	116
Amortization	(60)	(34)
Valuation Allowance Provision	—	—
Balance at end of period	$1,023	1,147
Fair value, end of period	$1,437	$1,335

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Prepayment speed	7.53%	7.92%
Weighted-average life (in years)	8.71	8.55
Weighted-average note rate	4.73%	4.73%
Weighted-average discount rate	9.00%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of March 31, 2024, the Company had outstanding 1,767 options under the 2009 Stock Option Plan with a weighted average exercise price of $36.27.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2024, the Company had 164,004 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of March 31, 2024, the Company had outstanding 211,205 options with a weighted average exercise price of $57.38, 155,407 cash-settled stock appreciation rights with a weighted average exercise price of $54.87 and 26,871 restricted share awards, restricted share unit awards, and performance share unit awards under the 2016 Equity Incentive Plan.

Stock Options and Stock Appreciation Rights

As of March 31, 2024, the Company had outstanding 212,972 stock options with a weighted average exercise price of $57.21 and 155,407 cash-settled stock appreciation rights with a weighted average exercise price of $54.87.

The following table summarizes information about stock options and cash-settled SARs activity for the three months ended March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	371,994	$56.15	414,778	$53.13
Granted	1,667	71.50	—	—
Exercised	(3,149)	53.39	(7,503)	44.20
Forfeited or expired	(2,133)	60.46	(5,167)	60.35
Outstanding at end of period	368,379	$56.22	402,108	$55.26
Options and SARs exercisable at March 31	211,546	$51.77	186,714	$48.30

As of March 31, 2024, there was $2,885,000 of total unrecognized cost related to non-vested stock options and SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.70 years.

Time-based Vesting Restricted Shares and Restricted Share Units

A summary of restricted share awards and restricted share unit awards activity for the three months ended March 31, 2024 is as follows:

	Restricted Share Awards		Restricted Share Units
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2023	301	$66.70	14,458	$69.00
Granted	—	—	12,207	71.50
Vested	—	—	—	—
Forfeited	—	—	(833)	69.00
Outstanding at March 31, 2024	301	$66.70	25,832	$70.18

The restricted shares and restricted share units vest over various time periods. As of March 31, 2024, there was $16,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 1.64 years. As of March 31, 2024, there was $1,470,000 of total unrecognized compensation cost related to non-vested restricted share units. The cost is expected to be expensed over a weighted-average period of 4.50 years.

Performance-Based Vesting Restricted Stock Units ("PSUs")

The Company awards PSUs to officers and employees of the Bank. Under the terms of the awards, the number of units that will be earned and thereafter settled in shares of the Company's common stock will be based on the employee's performance against certain performance metrics over a fixed three-year performance period. Compensation expense for PSUs is estimated each period based on the fair value of the Company's common stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.

The following tables detail the PSUs outstanding at March 31, 2024:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,107	$67.85
Granted	—	—
Vested	(369)	67.85
Forfeited or expired	—	—
Outstanding at March 31, 2024	738	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	738

As of March 31, 2024, there was $42,000 of total unrecognized compensation cost related to non-vested performance based restricted share units. The cost is expected to be expensed over a weighted-average period of 1.84 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2024, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2024 and December 31, 2023 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification Under Prompt Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2024
Total capital to risk weighted assets:
Consolidated	$571,433	14.8%	$308,906	8.0%	$386,132	10.0%
Wilson Bank	568,159	14.7	308,786	8.0	385,983	10.0
Tier 1 capital to risk weighted assets:
Consolidated	523,544	13.6	231,679	6.0	308,905	8.0
Wilson Bank	520,270	13.5	231,590	6.0	308,786	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	523,464	13.6	173,759	4.5	N/A	N/A
Wilson Bank	520,190	13.5	173,693	4.5	250,889	6.5
Tier 1 capital to average assets:
Consolidated	523,544	10.5	199,649	4.0	N/A	N/A
Wilson Bank	520,270	10.4	199,572	4.0	249,465	5.0

	Actual		Minimum Capital Adequacy		For Classification Under Prompt Corrective Action Plan as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2023
Total capital to risk weighted assets:
Consolidated	$560,757	14.5%	$308,449	8.0%	$385,562	10.0%
Wilson Bank	559,224	14.5	308,333	8.0	385,417	10.0
Tier 1 capital to risk weighted assets:
Consolidated	512,762	13.3	231,337	6.0	308,449	8.0
Wilson Bank	511,229	13.3	231,250	6.0	308,334	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	512,693	13.3	173,503	4.5	N/A	N/A
Wilson Bank	511,160	13.3	173,438	4.5	250,521	6.5
Tier 1 capital to average assets:
Consolidated	512,762	10.6	193,564	4.0	N/A	N/A
Wilson Bank	511,229	10.6	193,492	4.0	241,865	5.0

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

The following tables present the financial instruments carried at fair value as of March 31, 2024 and December 31, 2023, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2024
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,404	$4,404	$—	$—
U.S. Government sponsored enterprises	150,090	—	150,090	—
Mortgage-backed securities	463,389	—	463,389	—
Asset-backed securities	48,484	—	48,484	—
Corporate bonds	2,396	—	2,396	—
State and municipal securities	188,247	—	188,247	—
Total investment securities available-for-sale	857,010	4,404	852,606	—
Mortgage loans held for sale	4,324	—	4,324	—
Derivative instruments	91	—	91	—
Other investments	2,080	—	—	2,080
Total assets	$863,505	$4,404	$857,021	$2,080

Derivative instruments	14	—	14	—
Total liabilities	$14	$—	$14	$—

December 31, 2023
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,429	$4,429	$—	$—
U.S. Government sponsored enterprises	144,168	—	144,168	—
Mortgage-backed securities	417,030	—	417,030	—
Asset-backed securities	49,973	—	49,973	—
Corporate bonds	2,423	—	2,423	—
State and municipal securities	193,058	—	193,058	—
Total investment securities available-for-sale	811,081	4,429	806,652	—
Mortgage loans held for sale	2,294	—	2,294	—
Derivative instruments	65	—	65	—
Other investments	2,045	—	—	2,045
Total assets	$815,485	$4,429	$809,011	$2,045

Derivative instruments	13	—	13	—
Total liabilities	$13	$—	$13	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2024
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	40,346	—	—	40,346
Total	$40,346	—	—	40,346
December 31, 2023
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	4,838	—	—	4,838
Total	$4,838	—	—	4,838

(1)
As of March 31, 2024 and December 31, 2023 no reserve was recorded on collateral dependent loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2024 and December 31, 2023:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2024, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2024 and 2023 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2024		2023
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,045	—	$1,965	—
Total realized gains (losses) included in income	35	—	42	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$2,080	—	$2,007	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$35	—	$42	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2024 and December 31, 2023. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quote Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Financial assets:
Cash and cash equivalents	$273,627	273,627	273,627	—	—
Loans, net	3,572,315	3,431,193	—	—	3,431,193
Mortgage servicing rights	1,023	1,437	—	1,437	—
Financial liabilities:
Deposits	4,447,395	3,961,521	—	—	3,961,521

December 31, 2023
Financial assets:
Cash and cash equivalents	$252,635	252,635	252,635	—	—
Loans, net	3,550,675	3,372,666	—	—	3,372,666
Mortgage servicing rights	1,083	1,398	—	1,398	—
Financial liabilities:
Deposits	4,367,106	3,885,724	—	—	3,885,724

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2024, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2024.

The Company's effective tax rate for the three ended March 31, 2024 was 23.32% compared to 22.71% for the same period in 2023. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2024 and 2023 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the three months ended March 31, 2024, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2020 through 2023 and the IRS for the years ended December 31, 2021 through 2023.

Note 10. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options, restricted share units and PSUs.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$12,768	$13,841
Denominator – Weighted average number of common shares outstanding	11,752,067	11,543,497
Basic earnings per common share	$1.09	$1.20
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$12,768	$13,841
Denominator – Weighted average number of common shares outstanding	11,752,067	11,543,497
Dilutive effect of stock options, RSUs and PSUs	29,617	29,763
Weighted average diluted common shares outstanding	11,781,684	11,573,260
Diluted earnings per common share	$1.08	$1.20

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2024 is as follows:

Commitments to extend credit	$1,011,265,000
Standby letters of credit	$109,913,000

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended March 31, 2024 and 2023.

	(In Thousands)
	2024	2023
Beginning balance, January 1	$3,147	6,136
Credit loss expense (benefit)	—	(1,278)
Ending balance, March 31,	$3,147	4,858

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at March 31, 2024 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after March 31, 2024, through the date of the issued financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of Wilson Bank Holding Company (the "Company") and its bank subsidiary, Wilson Bank & Trust (the "Bank") and Encompass Home Lending LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by the Bank and 49% owned by two home builders operating in the Bank's market areas. The results of Encompass, which commenced operations on June 1, 2022, are consolidated in the Company's financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2024 (the "2023 Form 10-K") for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the 2023 Form 10-K, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions, inflationary pressures and the elevated rate environment, supply chain disruptions and labor shortages on our customers and on their businesses, (v) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (vi) the ability to grow and retain low-cost core deposits, (vii) significant downturns in the business of one or more large customers, (viii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (ix) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (x) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xi) inadequate allowance for credit losses, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, (xiv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xv) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvi) loss of key personnel, and (xvii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

Non-GAAP Financial Measures

This Quarterly Report contains certain financial measures that are not measures recognized under U.S. GAAP and, therefore, are considered non-GAAP financial measures. Members of Company management use these non-GAAP financial measures in their analysis of the Company’s performance. Management of the Company believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods. Management of the Company also believes that investors find these non-GAAP financial measures useful as they assist investors in understanding underlying operating performance and identifying and analyzing ongoing operating trends. However, the non-GAAP financial measures discussed herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with U.S. GAAP. Moreover, the manner in which the non-GAAP financial measures discussed herein are calculated may differ from the manner in which measures with similar names are calculated by other companies. You should understand how other companies calculate their financial measures similar to, or with names similar to, the non-GAAP financial measures we have discussed herein when comparing such non-GAAP financial measures.

The non-GAAP measures in this Quarterly Report include “pre-tax pre-provision income,” “pre-tax pre-provision basic earnings per share,” “pre-tax pre-provision annualized return on average shareholders' equity,” and “pre-tax pre-provision annualized return on average assets.” A reconciliation of these measures to the comparable GAAP measures is included below.

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions and, in some cases, are utilized for purposes of setting performance targets for our executive officers' incentive-based cash compensation. The following table represents KPIs that management has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended March 31,
	2024	2023	2024 - 2023 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.09	$1.20	(9.17)%
Pre-tax pre-provision basic earnings per share (1)	$1.42	$1.61	(11.80)%
Diluted earnings per common share (GAAP)	$1.08	$1.20	(10.00)%
Cash dividends per common share	$0.75	$0.75	—%
Dividends declared per common share as a percentage of basic earnings per common share	68.81%	62.50%	10.10%

(1)
Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.

	As of or For the Three Months Ended March 31,
	2024	2023	2024 - 2023 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (GAAP) (1)	11.91%	14.65%	(18.70)%
Pre-tax pre-provision annualized return on average shareholders' equity (2)	15.54%	19.69%	(21.08)%
Annualized return on average assets (GAAP) (3)	1.05%	1.30%	(19.23)%
Pre-tax pre-provision annualized return on average assets (2)	1.38%	1.74%	(20.69)%
Efficiency ratio (GAAP) (4)	61.04%	56.14%	8.73%

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
(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	March 31, 2024	December 31, 2023	2024 - 2023 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	8.82%	8.86%	(0.45)%
Equity to asset ratio (Average equity divided by average total assets)	8.85%	8.69%	1.84%
Tier 1 capital to average assets	10.49%	10.60%	(1.04)%
Non-performing asset ratio	0.02%	0.03%	(33.33)%
Book value per common share	$36.98	$36.74	0.65%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended
	March 31, 2024	March 31, 2023
Pre-tax pre-provision income:
Net income attributable to common shareholders (GAAP)	$12,768	$13,841
Add: provision for credit losses - loans	—	1,962
Add: provision expense (benefit) for credit losses on off-balance sheet exposures	—	(1,278)
Add: provision for credit losses - available-for-sale securities	—	—
Add: income tax expense	3,887	4,071
Pre-tax pre-provision income	$16,655	$18,596

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$16,655	$18,596
Weighted average shares	11,752,067	11,543,497

Basic earnings per common share (GAAP)	$1.09	$1.20
Provision for credit losses - loans	$—	$0.17
Provision expense (benefit) for credit losses on off-balance sheet exposures	$—	$(0.11)
Provision for credit losses - available-for-sale securities	$—	$—
Income tax expense	$0.33	$0.35
Pre-tax pre-provision basic earnings per common share	$1.42	$1.61

Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$16,655	$18,596
Average assets	4,869,151	4,333,731

Annualized return on average assets (GAAP)	1.05%	1.30%
Provision for credit losses - loans	—%	0.18%
Provision expense (benefit) for credit losses on off-balance sheet exposures	—%	(0.12)%
Provision for credit losses - available-for-sale securities	—%	—%
Income tax expense	0.33%	0.38%
Pre-tax pre-provision annualized return on average assets	1.38%	1.74%

Pre-tax pre-provision annualized return on average shareholders' equity:
Pre-tax pre-provision income	$16,655	$18,596
Average total shareholders' equity	431,005	383,045

Annualized return on average shareholders' equity (GAAP)	11.91%	14.65%
Provision for credit losses - loans	—%	2.08%
Provision expense (benefit) for credit losses on off-balance sheet exposures	—%	(1.35)%
Provision for credit losses - available-for-sale securities	—%	—%
Income tax expense	3.63%	4.31%
Pre-tax pre-provision annualized return on average shareholders' equity	15.54%	19.69%

Results of Operations

Net earnings of the Company decreased $1,073,000, or 7.75%, to $12,768,000 for the three months ended March 31, 2024, from $13,841,000 in the first three months of 2023. The decrease in net earnings during the three months ended March 31, 2024 as compared to the prior year comparable period was primarily due to an increase in non-interest expense, partially offset by an increase in non-interest income and a decrease in provision for credit losses - loans. The increase in non-interest expense was primarily due to an increase in employee salaries and benefits, data processing expenses, and an increase in FDIC assessment costs. The increase in non-interest income was primarily due to increases in brokerage income and service charges on deposit accounts. The increases in non-interest income and non-interest expenses are discussed in more detail below in the section of this report titled, "Non-Interest Income" and "Non-Interest Expense". The decrease in the provision for credit losses is discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets (ROA) and return on average shareholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings for the relevant period and dividing that amount by the average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the three months ended March 31, 2024 and 2023 was 1.05% and 1.30%, respectively. The ROE for the three months ended March 31, 2024 and 2023 was 11.91% and 14.65%, respectively. The decrease in ROA and ROE is primarily attributable to an increase in non-interest expense, partially offset by an increase in non-interest income and a decrease in provision for credit losses.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three months ended March 31, 2024 and 2023 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2024			March 31, 2023			March 31, 2024 versus March 31, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,599,148	6.38%	$56,417	$3,206,593	5.56%	$43,284	$5,958	$7,175	$13,133
Investment securities—taxable	763,827	2.68	5,088	763,968	2.38	4,485	(5)	608	603
Investment securities—tax exempt	66,372	2.61	431	67,965	2.33	390	(56)	97	41
Taxable equivalent adjustment (3)	—	0.70	115	—	0.62	104	(15)	26	11
Total tax-exempt investment securities	66,372	3.31	546	67,965	2.95	494	(71)	123	52
Total investment securities	830,199	2.73	5,634	831,933	2.43	4,979	(76)	731	655
Loans held for sale	3,129	5.27	41	3,523	8.17	71	(7)	(23)	(30)
Federal funds sold	10,195	5.52	140	3,579	4.76	42	90	8	98
Accounts with depository institutions	215,912	5.11	2,743	71,575	3.32	586	1,702	455	2,157
Restricted equity securities	3,436	9.60	82	3,835	7.51	71	(41)	52	11
Total earning assets	4,662,019	5.67	65,057	4,121,038	4.89	49,033	7,626	8,398	16,024	32.68%
Cash and due from banks	25,868			25,293
Allowance for credit losses	(44,783)			(39,649)
Bank premises and equipment	62,227			61,917
Other assets	163,820			165,132
Total assets	$4,869,151			$4,333,731

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2024			March 31, 2023			March 31, 2024 versus March 31, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$922,173	0.79%	$1,803	$1,029,312	0.50%	$1,260	$(821)	$1,364	$543
Money market demand accounts	1,164,392	2.64	7,629	1,213,698	1.45	4,344	(1,208)	4,493	3,285
Time deposits	1,602,019	4.66	18,572	945,595	3.00	6,987	6,433	5,152	11,585
Other savings	324,876	1.69	1,361	332,515	1.06	869	(137)	629	492
Total interest-bearing deposits	4,013,460	2.94	29,365	3,521,120	1.55	13,460	4,267	11,638	15,905
Federal Home Loan Bank advances	—	—	—	256	3.17	2	(1)	(1)	(2)
Finance leases	2,246	2.86	16	2,276	2.85	16	—	—	—
Fed funds purchased	—	—	—	2,038	4.18	21	(10)	(11)	(21)
Total interest-bearing liabilities	4,015,706	2.94	29,381	3,525,690	1.55	13,499	4,256	11,626	15,882	117.65%
Non-interest bearing deposits	378,065			402,861
Other liabilities	44,375			22,135
Shareholders’ equity	431,005			383,045
Total liabilities and shareholders’ equity	$4,869,151			$4,333,731
Net interest income, on a tax equivalent basis			$35,676			$35,534	$3,370	$(3,228)	$142	0.40%
Net interest margin (4)		3.14%			3.56%
Net interest spread (5)		2.73%			3.34%

Notes:

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(2)
Loan fees of $2.6 million are included in interest income for the period ended March 31, 2024. Loan fees of $2.8 million are included in interest income for the period ended March 31, 2023.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024		2023
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	53,825	6.02%	40,532	5.13%
Origination and other fee income	2,592	0.29%	2,752	0.35%
Loan tax credits	665	0.07%	670	0.08%
Total	$57,082	6.38%	$43,954	5.56%

Net interest margin for the three months ended March 31, 2024 and 2023 was 3.14% and 3.56%, respectively. The decrease in net interest margin for the three months ended March 31, 2024 compared to the prior year comparable period was primarily due to an increase in the cost of funds, partially offset by an increase in average interest earning asset balances and an increase in the yield earned on such assets. The increase in cost of funds was due to the Bank raising the rates paid on deposits due to competitive pressures and depositors transferring funds from lower rate earning or non-interest bearing accounts to higher rate earning accounts to take advantage of the higher rates. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased 525 basis points from the first quarter of 2022 through 2023 as the Federal Reserve sought to address high levels of inflation. The direction and speed with which short-term interest rates move has an impact on our net interest income. We anticipate that our net interest margin is likely to contract throughout the remainder of 2024 because of the higher short-term interest rates and the impact of competitive pressures in our market which, though we believe improved slightly in the first quarter of 2024, continue to pressure the Bank's deposit and loan pricing and contribute to a compression in our margin. The yield on loans increased during the three months ended March 31, 2024 when compared to the comparable period in 2023 due to the higher rates charged on new loans and the repricing of a portion of the Bank's variable rate loan portfolio. The net interest spread was 2.73% and 3.34% for the three months ended March 31, 2024 and 2023, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended March 31, 2024 totaled $35,561,000 compared to $35,430,000 for the same period in 2023, an increase of $131,000.

The increase in net interest income for the three months ended March 31, 2024 compared to the comparable period in 2023 was primarily due to an increase in interest on loans, an increase in interest earned on deposits with depository institutions and an increase in interest and dividends earned on securities, mostly offset by an increase in interest expense resulting from the increase in the cost of funds, as discussed above.

The ratio of average earning assets to total average assets for the three months ended March 31, 2024 was 95.7% compared to 95.1% for the same period in 2023.

Interest expense increased in the three months ended March 31, 2024 when compared to the comparable period in 2023 as competitive pressures in the elevated short-term interest rate environment required the Bank to raise rates paid on deposits and the Bank's customers continued to shift deposits from transaction and money market accounts to time deposit accounts. We expect deposit costs to continue to increase during the remainder of 2024 due to those same factors, though at a slower pace compared to 2023 as competitive pressures have started to lessen, and the expected repricing of a portion of the Bank's time deposits that are currently below the current market rates.

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation is adequate to provide coverage for all expected credit losses. The determination of the amount of the allowance for credit losses ("ACL") is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a detailed discussion regarding ACL methodology.

There was no provision for credit losses-loans for the three months ended March 31, 2024 compared to a provision of $1,962,000 for the three months ended March 31, 2023. The slow down in loan growth and an improved economic outlook in the first quarter of 2024 contributed to our decision to record no provision amount for the first quarter of 2024.

As discussed below under Financial Condition-Loans, loan growth slowed for the three months ended March 31, 2024 compared to the same period for 2023. Loan growth for the three months ended March 31, 2024 was $21,534,000, while loan growth for the three months ended March, 2023 was $114,975,000.

There was no provision for credit losses-off balance sheet exposures for the three months ended March 31, 2024 compared to a benefit of $1,278,000 for the three months ended March 31, 2023. Despite an improved economic outlook utilized by the Bank, the unchanged level of credit losses-off-balance sheet credit exposures for the three months ended March 31, 2024 was the result of minor portfolio composition changes.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the three months ended March 31, 2024 and 2023:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

March 31, 2024
Residential 1-4 family real estate	$(122)	$18	$959,105	—%
Commercial and multi-family real estate	575	—	1,321,690	—
Construction, land development and farmland	(674)	3	883,149	—
Commercial, industrial and agricultural	(53)	(1)	124,004	—
1-4 family equity lines of credit	14	—	207,613	—
Consumer and other	260	(126)	103,587	(0.12)
Total	$—	$(106)	$3,599,148	(0.00)%
March 31, 2023
Residential 1-4 family real estate	$647	$—	860,301	—%
Commercial and multi-family real estate	387	—	1,076,520	—
Construction, land development and farmland	488	4	900,627	—
Commercial, industrial and agricultural	118	—	124,144	—
1-4 family equity lines of credit	54	—	152,754	—
Consumer and other	268	(333)	92,247	(0.36)
Total	$1,962	$(329)	$3,206,593	(0.01)%

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

There was no provision for credit losses on available-for-sale securities for the three months ended March 31, 2024 and 2023, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$1,971	$1,868	$103	5.51%
Brokerage income	1,861	1,652	209	12.65
Debit and credit card interchange income, net	1,908	1,972	(64)	(3.25)
Other fees and commissions	384	337	47	13.95
Income on BOLI and annuity contracts	471	442	29	6.56
Gain on sale of loans	788	730	58	7.95
Mortgage servicing income, net	2	3	(1)	(33.33)
Loss on sale of fixed assets	(201)	(42)	(159)	(378.57)
Loss on sale of other assets	(1)	(1)	—	—
Other income	35	42	(7)	(16.67)
Total non-interest income	$7,218	$7,003	$215	3.07%

The increase in noninterest income for the three months ended March 31, 2024 when compared to the comparable period in 2023 is primarily attributable to increases in brokerage income and service charges on deposit accounts, partially offset by an increase in the loss on sale of fixed assets.

The increase in brokerage income was primarily due to multiple client acquisitions, the addition of new advisors, and an increase of overall market share in our market areas as well as the positive performance of financial markets.

The increase in service charges on deposit accounts was primarily due to an increase in non-sufficient funds fees.

The loss on sale of fixed assets was primarily due to write-offs associated with the closure of a leased branch office location that we closed on January 13, 2024.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$16,545	$15,017	$1,528	10.18%
Occupancy expenses, net	1,284	1,414	(130)	(9.19)
Advertising & public relations expense	749	768	(19)	(2.47)
Furniture and equipment expense	746	832	(86)	(10.34)
Data processing expense	2,352	2,133	219	10.27
Directors’ fees	178	144	34	23.61
FDIC insurance	907	427	480	112.41
Audit, legal & consulting expenses	376	346	30	8.67
Other operating expenses	2,976	2,741	235	8.57
Total non-interest expense	$26,113	$23,822	$2,291	9.62%

The increase in non-interest expense for the three months ended March 31, 2024 when compared to the comparable period in 2023 is primarily attributable to increases in salaries and employee benefits, increases in FDIC insurance, an increase in other operating expenses, and an increase in data processing expenses.

The increase in salaries and employee benefits is primarily due to an increase in the number of employees necessary to support the Company's growth in operations as well as increased expenses related to the deferred compensation portion of employee benefits.

FDIC insurance expense increased due to the Company's growth in 2023 as well as an increase in the assessment rate administered by the FDIC.

The increase in other operating expenses is primarily due to the costs associated with the mailing to our customers of account change notices and to our shareholders of the annual report.

Data processing expenses increased due to an increase in hardware replacement costs, consumer and business online banking, and software license expenses. Hardware lifecycle replacement costs, enhanced treasury management solutions, improved information security solutions, governance risk and compliance software, and an increase in the number of customers using digital services accounted for majority of these increases. The Company anticipates that data processing expenses will continue to increase as the Company’s operations grow, the demand for digital products and services from customers increases, and the cyber threat environment grows.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the three months ended March 31, 2024 and 2023 was 61.04% and 56.14%, respectively. The increase in the efficiency ratio is primarily attributable to an increase in non-interest expense.

Income Taxes

The Company’s income tax expense was $3,887,000 for the three months ended March 31, 2024, a decrease of $184,000 over the comparable period in 2023. The percentage of income tax expense to net income before taxes was 23.32% and 22.71% for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $93,811,000, or 1.94%, to $4,940,287,000 at March 31, 2024 from $4,846,476,000 at December 31, 2023. Loans, net of allowance for credit losses, totaled $3,572,315,000 at March 31, 2024, a 0.61% increase compared to $3,550,675,000 at December 31, 2023. In 2024, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus. Total liabilities increased by 1.99% to $4,504,768,000 at March 31, 2024 compared to $4,417,071,000 at December 31, 2023.

Loans

The following details the loans of the Company at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$969,700	26.71%	$959,218	26.58%	$10,482	1.09%
Commercial and multi-family real estate	1,344,853	37.06	1,313,284	36.39	31,569	2.40
Construction, land development and farmland	874,822	24.10	901,336	24.98	(26,514)	(2.94)
Commercial, industrial and agricultural	121,734	3.35	127,659	3.54	(5,925)	(4.64)
1-4 family equity lines of credit	214,814	5.92	202,731	5.62	12,083	5.96
Consumer and other	103,958	2.86	104,373	2.89	(415)	(0.40)
Total loans before net deferred loan fees	$3,629,881	100.00%	$3,608,601	100.00%	$21,280	0.59%

Overall, the Bank's loan demand and related new loan production has continued to be steady, though loan demand has slowed over the last twelve months. Contributing to the Company's loan growth in the first quarter of 2024 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. Although the Company has continued to grow loans through March 31, 2024, the Company expects to experience slower loan growth throughout 2024 as elevated rates are expected to continue to dampen loan demand, particularly if a recessionary economic environment develops.

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

Allowance for Credit Losses

The current expected credit losses (CECL) methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The provision for credit losses for loans represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected credit losses on loans.

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

Our allowance for credit losses for loans at March 31, 2024 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. The allowance for credit losses for loans (net of charge-offs and recoveries) decreased to $44,742,000 at March 31, 2024 from $44,848,000 at December 31, 2023. The allowance for credit losses for loans was 1.24% of total loans outstanding at March 31, 2024 compared to 1.25% at December 31, 2023. The internally classified loans as a percentage of the allowance for credit losses for loans were 105.6% and 13.2% respectively, at March 31, 2024 and December 31, 2023. This increase was primarily due to the deterioration in payment performance of one borrower with several loans.

The following schedule provides an allocation of the allowance for credit losses for loans by portfolio segment for the Company as of March 31, 2024 and December 31, 2023:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2024
Residential 1-4 family real estate	$8,661	26.7%	$969,700	0.89%
Commercial and multi-family real estate	17,997	37.0	1,344,853	1.34
Construction, land development and farmland	13,356	24.1	874,822	1.53
Commercial, industrial and agricultural	1,479	3.4	121,734	1.21
1-4 family equity lines of credit	1,823	5.9	214,814	0.85
Consumer and other	1,426	2.9	103,958	1.37
Total	$44,742	100.0%	3,629,881	1.23
Net deferred loan fees			(12,824)
			$3,617,057	1.24%
December 31, 2023
Residential 1-4 family real estate	$8,765	26.6%	$959,218	0.91%
Commercial and multi-family real estate	17,422	36.4	1,313,284	1.33
Construction, land development and farmland	14,027	25.0	901,336	1.56
Commercial, industrial and agricultural	1,533	3.5	127,659	1.20
1-4 family equity lines of credit	1,809	5.6	202,731	0.89
Consumer and other	1,292	2.9	104,373	1.24
Total	$44,848	100.0%	3,608,601	1.24
Net deferred loan fees			(13,078)
			$3,595,523	1.25%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible. The allowance for credit losses for loans as a percentage of total loans outstanding at March 31, 2024, net of deferred fees, decreased slightly from the year ended December 31, 2023. The decrease is primarily due to a slow down in loan growth and an improved economic outlook, as mentioned above.

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

In estimating expected credit losses as of March 31, 2024, we utilized forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of surveys of forecasts of the U.S. economy provided by Moody's Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annualized quarterly growth rates in the range of 0.8% to 2.9%; (ii) a U.S. unemployment rate in the range of approximately 4.2% to 5.2%; and (iii) a Home Price Index annualized quarterly growth rates in the range of approximately (1.5)% to 4.3%.

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

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs decreased to $106,000 for the three months ended March 31, 2024, compared to net charge-offs of $329,000 for the same period in 2023. The ratio of net charge-offs to average total outstanding loans was 0.00% for the three months ended March 31, 2024 and 0.01% for the three months ended March 31, 2023. Overall, the Bank experienced minimal charge-offs during the three months ended March 31, 2024 and it is expected that charge-offs will be modest for the remainder of 2024; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which was unchanged from December 31, 2023 to March 31, 2024 at $3,147,000.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at March 31, 2024 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $45,929,000, or 5.66%, to $857,010,000 at March 31, 2024 from $811,081,000 at December 31, 2023, primarily due to the purchase of $65 million in securities as management decided to use excess liquidity to invest in our securities portfolio. The increase was partially offset by run-off of our declining balance securities and a decrease in the fair market value of our securities portfolio as a result of the movement in interest rates experienced in the first quarter of 2024. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2024 was 2.42% with a weighted average life of 7.37 years, as compared to an average yield of 2.33% and a weighted average life of 8.25 years at December 31, 2023. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment decreased $474,000, or 0.76%, from December 31, 2023 to March 31, 2024. The primary reason for the decrease was due to current year depreciation of $971,000 and write-offs due to the closure of a leased branch office location, partially offset by the purchase of equipment and furniture and fixtures, and the remodeling of several branches.

Deposits and Other Liabilities

Deposits increased by $80,289,000, or 1.84%, in the first three months of 2024. Included in deposits at March 31, 2024 were $33,737,000 in brokered deposits, compared to $69,135,000 at December 31, 2023. The decrease in brokered deposits from December 31, 2023 to March 31, 2024 was the result of management's decision to not renew some brokered deposits when they matured in the first quarter of 2024 as we were able to grow lower cost core deposits.

The average balance and weighted average interest rate paid for deposit types for the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023 are detailed in the following schedule:

	March 31, 2024		December 31, 2023		March 31, 2023
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$378,065	—%	$392,633	—%	$402,861	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	922,173	0.79	935,651	0.69	1,029,312	0.50
Money market demand accounts	1,164,392	2.64	1,089,519	2.44	1,213,698	1.45
Time deposits	1,602,019	4.66	1,503,234	4.46	945,595	3.00
Other savings	324,876	1.69	316,335	1.66	332,515	1.06
Total interest-bearing deposits	4,013,460	2.94%	3,844,739	2.74%	3,521,120	1.55%
Total deposits	$4,391,525	2.69%	$4,237,372	2.48%	$3,923,981	1.39%

At March 31, 2024 and December 31, 2023, we estimate that we had approximately $1.3 billion and $1.2 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 29% of our total deposits exceeded the FDIC deposit insurance limits at March 31, 2024. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $114,695,000, or 2.58% of total deposits, at March 31, 2024, compared to $104,204,000, or 2.39% of total deposits, at December 31, 2023.

Principal maturities of certificates of deposit and individual retirement accounts at March 31, 2024 are as follows:

In Thousands
Maturity
2024	$944,686
2025	539,695
2026	60,430
2027	24,380
2028	16,043
Thereafter	3,062
$1,588,296

The increase in total liabilities since December 31, 2023 was composed of a $80,289,000, or 1.84%, increase in total deposits and a $7,408,000, or 14.83%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2023 was primarily attributable to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. The increase in accrued interest and other liabilities since December 31, 2023 was primarily attributable to an increase in reserve for taxes and an increase in employee bonus payable.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at March 31, 2024 totaled $887,000, a decrease of $522,000 from $1,409,000 at December 31, 2023. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended March 31, 2024 and December 31, 2023 was 0.02% and 0.03%, respectively.

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

At March 31, 2024 the Company had a recorded investment in collateral dependent loans totaling $40,346,000, an increase of $35,508,000 from a recorded investment in collateral dependent loans totaling $4,838,000 at December 31, 2023. The increase during the three months ended March 31, 2024 as compared to December 31, 2023 is primarily due to the deterioration in payment performance of one borrower with several loans. Management has developed a plan that aims to mitigate the credit risk associated with these loans, and is working with the borrower in an effort to reduce the Bank's exposure on these loans. As of March 31, 2024 and December 31, 2023, no valuation allowance was recorded on collateral dependent loans. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral.

At March 31, 2024 as a result of the downgrade of several loans to the borrower mentioned above, our internally classified loans increased $41,345,000, or 700.76%, to $47,245,000 from $5,900,000 at December 31, 2023. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. If short-term rates rise or remain elevated for a significant period of time and economic conditions worsen, our classified loan balances could increase.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 13.86% at March 31, 2024 and 13.09% at December 31, 2023. The increase in our liquidity ratio is primarily attributable to an increase liquid assets including interest bearing deposits with other financial institutions due to deposit growth outpacing loan growth, and an increase in the amount of available-for-sale securities not pledged as collateral.

The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At March 31, 2024, the Company’s liquid assets totaled $684.3 million, an increase from $634.0 million at December 31, 2023, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at March 31, 2024. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of March 31, 2024, the Company had available approximately $119.4 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $548.8 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At March 31, 2024, securities totaling approximately $43.6 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2024, loans totaling approximately $1.2 billion either will become due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at March 31, 2024, certificates of deposit of $250,000 or greater totaling approximately $483.6 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee (ALCO) meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a neutral interest-rate risk position as of March 31, 2024, though the Company’s net interest margin and earnings could be negatively impacted if short-term rates rise or remain elevated and competitive pressures in the Company's market areas force the Company to increase deposit rates faster than it is able to increase yields on loans. If short term rates begin to decline, as the Company expects may begin to happen at the end of 2024, the Company’s net interest margin and earnings could be negatively impacted if the yields on loans decrease faster than the Company is able to lower deposit rates. As discussed elsewhere herein, the Bank anticipates that its net interest margin is likely to contract during the remainder of 2024 because of such competitive pressures, and the elevated rate environment we are currently experiencing that is expected to continue in the near term. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2024, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(6.27)%	(5.25)%	(2.55)%	(1.69)%	(3.42)%	(5.32)%
EVE	(14.97)%	(6.52)%	(1.61)%	(2.61)%	(5.94)%	(9.84)%

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

Off Balance Sheet Arrangements

At March 31, 2024, we had unfunded loan commitments outstanding of $1,011,265,000 and outstanding standby letters of credit of $109,913,000, compared to $1,217,963,000 and $118,064,000, respectively, at December 31, 2023. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2024, total shareholders’ equity was $435,519,000, or 8.82% of total assets, which compares with $429,405,000, or 8.86% of total assets, at December 31, 2023. The dollar increase in shareholders’ equity during the three months ended March 31, 2024 is the result of the net effect of $279,000 related to stock option compensation, restricted share awards, restricted share units, and performance share units, the Company’s net earnings of $12,768,000 and proceeds from the issuance of common stock related to exercise of stock options of $94,000. Also included was $11,000 of net earnings attributable to Encompass. The increase in shareholders' equity was partially offset by cash dividends declared of $8,775,000, net of $6,405,000 reinvested under the Company’s dividend reinvestment plan, and $4,668,000 of unrealized losses on investment securities (described elsewhere in this report), net of applicable income tax benefit of $1,651,000.

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

There have been no material changes in reported market risks during the three months ended March 31, 2024.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
None

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

Item 6. EXHIBITS

10.1	Form of Restricted Share Unit Award Agreement for Employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.1	Form of Restricted Share Unit Agreement

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 9, 2024	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: May 9, 2024	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)