Form 10-Q
period 2024-06-30
WILSON BANK HOLDING CO
filed 2024-08-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 11,865,896 shares at August 8, 2024

Part I:	FINANCIAL INFORMATION	4

Item 1.	Financial Statements.	4

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

	Consolidated Balance Sheets — June 30, 2024 and December 31, 2023.	4

	Consolidated Statements of Earnings — For the three and six months ended June 30, 2024 and 2023.	5

	Consolidated Statements of Comprehensive Earnings — For the three and six months ended June 30, 2024 and 2023.	6

	Consolidated Statements of Changes in Stockholders' Equity — For the three and six months ended June 30, 2024 and 2023.	7

	Consolidated Statements of Cash Flows — For the six months ended June 30, 2024 and 2023.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	60

	Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.	60

Part II:	OTHER INFORMATION	61

Item 1.	Legal Proceedings.	61

Item 1A.	Risk Factors.	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	61

Item 3.	Defaults Upon Senior Securities.	61

Item 4.	Mine Safety Disclosures.	61

Item 5.	Other Information.	61

Item 6.	Exhibits.	63

Signatures		64

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE
EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

	(Unaudited)	(Audited)
	June 30, 2024	December 31, 2023
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$3,757,406	$3,595,523
Less: Allowance for credit losses	(44,661)	(44,848)
Net loans	3,712,745	3,550,675
Securities available-for-sale, at market (amortized cost $983,185 and $930,439, respectively)	856,427	811,081
Loans held for sale	3,374	2,294
Interest bearing deposits	154,735	213,701
Restricted equity securities	3,876	3,436
Federal funds sold	9,464	10,159
Total earning assets	4,740,621	4,591,346
Cash and due from banks	25,463	28,775
Bank premises and equipment, net	62,141	62,398
Accrued interest receivable	15,807	15,197
Deferred income tax asset	47,548	45,473
Bank owned life insurance	61,028	59,645
Other assets	38,344	38,837
Goodwill	4,805	4,805
Total assets	$4,995,757	$4,846,476
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$395,386	$389,725
Interest bearing	925,588	934,709
Savings and money market accounts	1,558,866	1,476,995
Time	1,611,515	1,565,677
Total deposits	4,491,355	4,367,106
Accrued interest payable and other liabilities	55,345	49,965
Total liabilities	4,546,700	4,417,071
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,751,947 and 11,686,363 shares, respectively	23,504	23,373
Additional paid-in capital	141,657	136,866
Retained earnings	377,390	357,260
Noncontrolling interest in consolidated subsidiary	136	69
Accumulated other comprehensive losses, net of taxes of $33,128 and $31,195 respectively	(93,630)	(88,163)
Total shareholders’ equity	449,057	429,405
Total liabilities and shareholders’ equity	$4,995,757	$4,846,476

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

three and six months ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$60,262	$47,998	$116,679	$91,282
Interest and dividends on securities:
Taxable securities	5,634	4,394	10,722	8,879
Exempt from federal income taxes	419	393	850	783
Interest on loans held for sale	55	39	96	110
Interest on federal funds sold	132	163	272	205
Interest on balances held at depository institutions	2,366	925	5,109	1,512
Interest and dividends on restricted securities	77	75	159	146
Total interest income	68,945	53,987	133,887	102,917
Interest expense:
Interest on negotiable order of withdrawal accounts	1,904	1,389	3,707	2,649
Interest on money market and savings accounts	9,887	6,685	18,877	11,898
Interest on time deposits	18,677	11,837	37,249	18,824
Interest on Federal Home Loan Bank advances	—	—	—	2
Interest on Federal funds purchased	1	1	1	23
Interest on finance leases	16	22	32	38
Total interest expense	30,485	19,934	59,866	33,434
Net interest income before provision for credit losses	38,460	34,053	74,021	69,483
Provision for credit losses - loans	—	2,078	—	4,040
Provision for credit losses - off-balance sheet exposures	—	(1,020)	—	(2,298)
Net interest income after provision for credit losses	38,460	32,995	74,021	67,741
Non-interest income:
Service charges on deposit accounts	2,015	1,911	3,986	3,779
Brokerage income	2,457	1,572	4,318	3,224
Debit and credit card interchange income, net	2,700	2,486	4,608	4,458
Other fees and commissions	400	356	784	693
Income on BOLI and annuity contracts	546	504	1,017	946
Gain on sale of loans	837	636	1,625	1,366
Mortgage servicing income, net	1	1	3	4
Loss on sale of fixed assets	(2)	(6)	(203)	(48)
Gain (loss) on sale of securities	(318)	3	(318)	3
Loss on sale of other assets	(2)	—	(3)	(1)
Other income	21	40	56	82
Total non-interest income	8,655	7,503	15,873	14,506
Non-interest expense:
Salaries and employee benefits	16,910	15,129	33,455	30,146
Occupancy expenses, net	1,473	1,529	2,757	2,943
Advertising & public relations expense	832	929	1,581	1,697
Furniture and equipment expense	756	820	1,502	1,652
Data processing expense	2,370	2,116	4,722	4,249
Directors’ fees	187	175	365	319
FDIC insurance	721	645	1,628	1,072
Audit, legal & consulting expenses	329	322	705	668
Other operating expenses	2,854	2,794	5,830	5,535
Total non-interest expense	26,432	24,459	52,545	48,281
Earnings before income taxes	20,683	16,039	37,349	33,966
Income taxes	4,490	3,617	8,377	7,688
Net earnings	16,193	12,422	28,972	26,278
Net earnings attributable to noncontrolling interest	(56)	(33)	(67)	(48)
Net earnings attributable to Wilson Bank Holding Company	$16,137	$12,389	$28,905	$26,230
Weighted average number of common shares outstanding-basic	11,769,300	11,576,716	11,760,683	11,560,199
Weighted average number of common shares outstanding-diluted	11,800,236	11,606,946	11,791,021	11,590,173
Basic earnings per common share	$1.37	$1.07	$2.46	$2.27
Diluted earnings per common share	$1.37	$1.07	$2.45	$2.26
Dividends per common share	$—	$—	$0.75	$0.75

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

three and six months ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands)
Net earnings	$16,193	$12,422	$28,972	$26,278
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(1,399)	(9,680)	(7,718)	12,349
Reclassification adjustment for net (gains) losses included in net earnings	318	(3)	318	(3)
Tax effect	282	2,531	1,933	(3,227)
Other comprehensive earnings (losses):	(799)	(7,152)	(5,467)	9,119
Comprehensive earnings	$15,394	$5,270	$23,505	$35,397
Comprehensive earnings attributable to noncontrolling interest	(56)	(33)	(67)	(48)
Comprehensive earnings attributable to Wilson Bank Holding Company	$15,338	$5,237	$23,438	$35,349

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

three and six months ended June 30, 2024 and 2023

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three Months Ended:
June 30, 2024
Balance at beginning of period	$23,557	143,460	361,253	80	(92,831)	435,519
Issuance of 1,078 shares of common stock pursuant to exercise of stock options, net	2	13	—	—	—	15
Vesting of 2,725 restricted stock units	5	(5)	—	—	—	—
Repurchase of 30,187 common shares	(60)	(2,121)	—	—	—	(2,181)
Share based compensation expense	—	310	—	—	—	310
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $282	—	—	—	—	(799)	(799)
Net earnings for the quarter	—	—	16,137	56	—	16,193
Balance at end of period	$23,504	141,657	377,390	136	(93,630)	449,057

June 30, 2023
Balance at beginning of period	$23,145	128,963	330,861	30	(94,159)	388,840
Issuance of 7,067 shares of common stock pursuant to exercise of stock options, net	14	317	—	—	—	331
Share based compensation expense	—	246	—	—	—	246
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $2,531	—	—	—	—	(7,152)	(7,152)
Net earnings for the quarter	—	—	12,389	33	—	12,422
Balance at end of period	$23,159	129,526	343,250	63	(101,311)	394,687

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Six Months Ended:
June 30, 2024
Balance at beginning of period	$23,373	136,866	357,260	69	(88,163)	429,405
Cash dividends declared, $.75 per share	—	—	(8,775)	—	—	(8,775)
Issuance of 89,580 shares of common stock pursuant to dividend reinvestment plan	179	6,226	—	—	—	6,405
Issuance of 3,097 shares of common stock pursuant to exercise of stock options, net	6	103	—	—	—	109
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 2,725 restricted stock units	5	(5)	—	—	—	—
Repurchase of 30,187 common shares	(60)	(2,121)	—	—	—	(2,181)
Share based compensation expense	—	589	—	—	—	589
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $1,933	—	—	—	—	(5,467)	(5,467)
Net earnings for the period	—	—	28,905	67	—	28,972
Balance at end of period	$23,504	141,657	377,390	136	(93,630)	449,057

June 30, 2023
Balance at beginning of period	$22,946	122,296	325,625	15	(110,430)	360,452
Cash dividends declared, $.75 per share	—	—	(8,605)	—	—	(8,605)
Issuance of 96,773 shares of common stock pursuant to dividend reinvestment plan	194	6,372	—	—	—	6,566
Issuance of 9,667 shares of common stock pursuant to exercise of stock options, net	19	385	—	—	—	404
Share based compensation expense	—	473	—	—	—	473
Net change in fair value of available-for-sale securities during the period, net of taxes of $3,227	—	—	—	—	9,119	9,119
Net earnings for the period	—	—	26,230	48	—	26,278
Balance at end of period	$23,159	129,526	343,250	63	(101,311)	394,687

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

six months ended June 30, 2024 and 2023

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$28,972	$26,278
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	—	1,742
Deferred income tax benefit	(142)	(464)
Depreciation and amortization of premises and equipment	1,988	2,197
Loss on sale of fixed assets	203	48
Net amortization of securities	987	1,426
Net realized loss (gain) on sale of securities	318	(3)
Gains on mortgage loans sold, net	(1,625)	(1,366)
Share-based compensation expense	663	719
Loss on sale of other assets	3	1
Increase in value of life insurance and annuity contracts	(1,017)	(946)
Mortgage loans originated for resale	(28,342)	(44,834)
Proceeds from sale of mortgage loans	28,887	44,166
Right of use asset amortization	200	220
Change in
Accrued interest receivable	(610)	251
Other assets	(501)	2,792
Accrued interest payable	1,010	9,712
Other liabilities	4,204	3,541
TOTAL ADJUSTMENTS	6,226	19,202
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,198	45,480
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(83,945)	(4,314)
Sales	2,153	11,498
Maturities, prepayments and calls	27,741	26,710
Redemptions (purchases) of restricted equity securities	(440)	896
Net increase in loans	(161,462)	(263,009)
Purchase of buildings, leasehold improvements, and equipment	(1,888)	(2,106)
Proceeds from sale of other assets	34	—
Purchase of life insurance and annuity contracts	(710)	—
Redemption of annuity contracts	447	358
NET CASH USED IN INVESTING ACTIVITIES	(218,070)	(229,967)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	78,411	(308,942)
Net change in deposits - time	45,838	579,155
Change in escrow balances	109	(1,196)
Repayment of finance lease obligation	(17)	(15)
Issuance of common stock related to exercise of stock options	109	404
Issuance of common stock pursuant to dividend reinvestment plan	6,405	6,566
Repurchase of common stock	(2,181)	—
Cash dividends paid on common stock	(8,775)	(8,605)
NET CASH PROVIDED BY FINANCING ACTIVITIES	119,899	267,367
NET CHANGE IN CASH AND CASH EQUIVALENTS	(62,973)	82,880
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	252,635	104,789
CASH AND CASH EQUIVALENTS - END OF PERIOD	$189,662	$187,669

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

six months ended June 30, 2024 and 2023

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$58,856	$23,722
Taxes	$9,051	$8,120
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of tax benefit of $1,933 and tax expense of ($3,227) for the six months ended June 30, 2024 and 2023, respectively	$(5,467)	$9,119
Non-cash transfers from loans to other assets	$44	$—

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

Recently Adopted Accounting Standards

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index as of June 30, 2024.

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

The following schedule details the loans of the Company at June 30, 2024 and December 31, 2023:

	(In Thousands)
	June 30, 2024	December 31, 2023

Residential 1-4 family real estate	$1,032,004	$959,218
Commercial and multi-family real estate	1,381,335	1,313,284
Construction, land development and farmland	896,310	901,336
Commercial, industrial and agricultural	122,368	127,659
1-4 family equity lines of credit	229,259	202,731
Consumer and other	109,174	104,373
Total loans before net deferred loan fees	3,770,450	3,608,601
Net deferred loan fees	(13,044)	(13,078)
Total loans	3,757,406	3,595,523
Less: Allowance for credit losses	(44,661)	(44,848)
Net loans	3,712,745	$3,550,675

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

Commercial, industrial, and agricultural: The commercial, industrial, and agricultural loan portfolio segment includes commercial, industrial, and agricultural loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial, industrial, and agricultural loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial, industrial, and agricultural loans are secured by the assets being financed or other business assets such as accounts receivable, inventory, crops, or livestock and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

The estimated credit losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon the following:

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

Transactions in the allowance for credit losses for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2024
Allowance for credit losses - loans:
Beginning balance January 1,	$8,765	17,422	14,027	1,533	1,809	1,292	44,848
Provision for credit losses	46	218	(459)	(100)	68	227	—
Charge-offs	—	—	—	(14)	—	(461)	(475)
Recoveries	26	—	6	13	—	243	288
Ending balance	$8,837	$17,640	$13,574	$1,432	$1,877	$1,301	44,661

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2023
Allowance for credit losses - loans:
Beginning balance January 1,	$7,310	15,299	13,305	1,437	1,170	1,292	39,813
Provision	911	1,245	877	130	252	625	4,040
Charge-offs	—	—	—	—	—	(732)	(732)
Recoveries	10	—	7	—	—	225	242
Ending balance	$8,231	16,544	14,189	1,567	1,422	1,410	43,363

Transactions in the allowance for credit losses for the three months ended June 30, 2024 and 2023 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2024
Allowance for credit losses - loans:
Beginning balance April 1,	$8,661	17,997	13,356	1,479	1,823	1,426	44,742
Provision for credit losses	168	(357)	215	(47)	54	(33)	—
Charge-offs	—	—	—	(8)	—	(173)	(181)
Recoveries	8	—	3	8	—	81	100
Ending balance	$8,837	17,640	13,574	1,432	1,877	1,301	44,661

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2023
Allowance for credit losses - loans:
Beginning balance April 1,	$7,957	15,686	13,797	1,555	1,224	1,227	41,446
Provision	264	858	389	12	198	357	2,078
Charge-offs	—	—	—	—	—	(284)	(284)
Recoveries	10	—	3	—	—	110	123
Ending balance	$8,231	16,544	14,189	1,567	1,422	1,410	43,363

The following table presents the amortized cost basis of collateral dependent loans at June 30, 2024 and December 31, 2023 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
June 30, 2024
Residential 1-4 family real estate	$849	—	849
Commercial and multi-family real estate	46,750	—	46,750
Construction, land development and farmland	24,098	—	24,098
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$71,697	—	71,697

	In Thousands
	Real Estate	Other	Total
December 31, 2023
Residential 1-4 family real estate	$1,949	—	1,949
Commercial and multi-family real estate	2,889	—	2,889
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$4,838	—	4,838

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

The following tables present the Company’s nonaccrual loans and past due loans as of June 30, 2024 and December 31, 2023.

Loans on Nonaccrual Status

In Thousands
	June 30,	December 31,
	2024	2023
Residential 1-4 family real estate	$—	$—
Commercial and multi-family real estate	—	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	—
Consumer and other	—	—
Total	$—	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual and Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 89 Days Past Due and Accruing
June 30, 2024
Residential 1-4 family real estate	$1,102	1,093	260	2,455	1,029,549	1,032,004	$260
Commercial and multi-family real estate	3,635	1,387	—	5,022	1,376,313	1,381,335	—
Construction, land development and farmland	1,715	376	295	2,386	893,924	896,310	295
Commercial, industrial and agricultural	132	—	5	137	122,231	122,368	5
1-4 family equity lines of credit	1,342	248	77	1,667	227,592	229,259	77
Consumer and other	581	112	87	780	108,394	109,174	87
Total	$8,507	3,216	724	12,447	3,758,003	3,770,450	$724
December 31, 2023
Residential 1-4 family real estate	$1,544	552	1,178	3,274	955,944	959,218	$1,178
Commercial and multi-family real estate	5,846	—	—	5,846	1,307,438	1,313,284	—
Construction, land development and farmland	2,959	1	—	2,960	898,376	901,336	—
Commercial, industrial and agricultural	52	—	7	59	127,600	127,659	7
1-4 family equity lines of credit	571	209	106	886	201,845	202,731	106
Consumer and other	350	78	118	546	103,827	104,373	118
Total	$11,322	840	1,409	13,571	3,595,030	3,608,601	$1,409

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

The following tables present the amortized cost basis of loans at June 30, 2024 and June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2024 or six months ended June 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six Months Ended June 30, 2024
Residential 1-4 family real estate	$—	$—	$950	$—	$—	$—	0.09%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$950	$—	$—	$—	0.03%

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six Months Ended June 30, 2023
Residential 1-4 family real estate	$—	$947	$—	$—	$—	$—	0.11%
Commercial and multi-family real estate	—	2,436	—	—	—	—	0.21%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	97	—	—	—	0.08%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,383	$97	$—	$—	$—	0.10%

As of June 30, 2023, the Company had not committed to lend additional amounts to the borrowers included in the previous table.

The following tables present the amortized cost basis of loans at June 30, 2024 and June 30, 2023 that were both experiencing financial difficulty and modified during the three months ended June 30, 2024 or three months ended June 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2024
Residential 1-4 family real estate	$—	$—	$950	$—	$—	$—	0.09%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$950	$—	$—	$—	0.03%

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2023
Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	—%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$—	$—	$—	$—	—%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified within the last twelve months as of June 30, 2024:

In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
June 30, 2024
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

As evidenced above, no loans that were modified within the twelve months prior to June 30, 2024 were thirty (30) days or more past due at June 30, 2024.

The following table presents the performance of such loans that have been modified for the six months ended June 30, 2023:

In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
June 30, 2023
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

As evidenced above, no loans that were modified within the six months prior to June 30, 2023 were thirty (30) days or more past due at June 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Residential 1-4 family real estate	$—	—%	6	$—	—%	$—
Commercial and multi-family real estate	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	37
1-4 family equity lines of credit	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	—%	6	$—	—%	37

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Residential 1-4 family real estate	$—	—%	6	$—	—%	—
Commercial and multi-family real estate	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	—%	6	$—	—%	—

There were no loan modifications with financial effect during the three months ended June 30, 2023.

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

There were no payment defaults during the three or six months ended June 30, 2024 on loans that had been modified in the twelve months prior to June 30, 2024.

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2023 and were modified in the six months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

There were no payment defaults during the three or six months ended June 30, 2023 on loans that had been modified in the six months prior to June 30, 2023.

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the allowance for credit losses is adjusted by the same amount.

As of June 30, 2024 there were $30,000 in consumer mortgage loans in process of foreclosure. There were no consumer mortgage loans in the process of foreclosure as of December 31, 2023.

Potential problem loans, which include nonperforming loans, amounted to approximately $78.6 million at June 30, 2024 and $5.9 million at December 31, 2023. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of June 30, 2024:

	In Thousands

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
June 30, 2024
Residential 1-4 family real estate
Pass	$148,097	140,173	283,363	230,876	81,436	129,240	13,461	1,026,646
Special mention	—	140	711	197	862	2,515	—	4,425
Substandard	—	—	—	221	—	712	—	933
Total Residential 1-4 family real estate	$148,097	140,313	284,074	231,294	82,298	132,467	13,461	1,032,004
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$55,963	108,688	332,624	381,786	138,115	264,606	52,549	1,334,331
Special mention	—	—	24,880	—	152	17,800	—	42,832
Substandard	—	—	—	—	—	4,172	—	4,172
Total Commercial and multi-family real estate	$55,963	108,688	357,504	381,786	138,267	286,578	52,549	1,381,335
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$113,179	249,738	196,548	82,216	13,423	15,029	201,385	871,518
Special mention	—	—	19,652	—	1,878	51	2,568	24,149
Substandard	—	—	643	—	—	—	—	643
Total Construction, land development and farmland	$113,179	249,738	216,843	82,216	15,301	15,080	203,953	896,310
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$7,285	14,712	31,483	6,031	10,745	22,415	29,518	122,189
Special mention	91	12	37	19	—	—	—	159
Substandard	—	—	5	—	15	—	—	20
Total Commercial, industrial and agricultural	$7,376	14,724	31,525	6,050	10,760	22,415	29,518	122,368
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	14	—	—	—	—	14
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	228,398	228,398
Special mention	—	—	—	—	—	—	624	624
Substandard	—	—	—	—	—	—	237	237
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	229,259	229,259
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$16,051	21,399	10,734	3,747	13,145	10,430	33,237	108,743
Special mention	—	37	59	42	32	16	1	187
Substandard	—	86	134	14	10	—	—	244
Total Consumer and other	$16,051	21,522	10,927	3,803	13,187	10,446	33,238	109,174
Consumer and other:
Current-period gross charge-offs	$—	68	87	4	—	—	302	461

The table below presents loan balances classified within each risk rating category based on year of origination as of June 30, 2024:

	In Thousands
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
June 30, 2024
Pass	$340,575	534,710	854,752	704,656	256,864	441,720	558,548	3,691,825
Special mention	91	189	45,339	258	2,924	20,382	3,193	72,376
Substandard	—	86	782	235	25	4,884	237	6,249
Total	$340,666	534,985	900,873	705,149	259,813	466,986	561,978	3,770,450

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

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,914	—	488	4,426
U.S. Government-sponsored enterprises (GSEs)	174,583	15	24,282	150,316
Mortgage-backed securities	538,991	42	68,741	470,292
Asset-backed securities	47,462	143	672	46,933
Corporate bonds	2,500	—	104	2,396
Obligations of states and political subdivisions	214,735	22	32,693	182,064
	$983,185	222	126,980	856,427

	December 31, 2023
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,901	—	472	4,429
U.S. Government-sponsored enterprises (GSEs)	167,738	—	23,570	144,168
Mortgage-backed securities	480,759	230	63,959	417,030
Asset-backed securities	51,183	193	1,403	49,973
Corporate bonds	2,500	—	77	2,423
Obligations of states and political subdivisions	223,358	397	30,697	193,058
	$930,439	820	120,178	811,081

As of June 30, 2024, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $164,553,000 (fair value of $142,661,000) and $145,179,000 (fair value of $124,005,000) at June 30, 2024 and December 31, 2023, respectively.

Securities carried on the balance sheet of approximately $545,474,000 (approximate market value of $465,950,000) and $500,046,000 (approximate market value of $429,705,000) were pledged to secure public deposits and for other purposes as required by law at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at June 30, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$2,987	$2,878
Due after one year through five years	123,849	110,551
Due after five years through ten years	265,651	231,292
Due after ten years	590,698	511,706
	$983,185	$856,427

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2024	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,426	$488	2	$4,426	$488
U.S. Government-sponsored enterprises (GSEs)	—	—	—	148,101	24,282	68	148,101	24,282
Mortgage-backed securities	94,185	869	27	369,341	67,872	219	463,526	68,741
Asset-backed securities	9,197	132	4	20,603	540	11	29,800	672
Corporate bonds	—	—	—	2,396	104	1	2,396	104
Obligations of states and political subdivisions	6,815	343	7	166,964	32,350	190	173,779	32,693
	$110,197	$1,344	38	$711,831	$125,636	491	$822,028	$126,980

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2023	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,429	$472	2	$4,429	$472
U.S. Government-sponsored enterprises (GSEs)	—	—	—	144,169	23,570	55	144,169	23,570
Mortgage-backed securities	8,889	63	7	390,557	63,896	221	399,446	63,959
Asset-backed securities	2,500	44	1	30,666	1,359	26	33,166	1,403
Corporate bonds	—	—	—	2,423	77	1	2,423	77
Obligations of states and political subdivisions	5,375	14	2	171,157	30,683	193	176,532	30,697
	$16,764	$121	10	$743,401	$120,057	498	$760,165	$120,178

The applicable date for determining when securities are in an unrealized loss position is June 30, 2024 and December 31, 2023. As such, it is possible that a security had a market value less than its amortized cost on other days during the six months ended June 30, 2024 and the twelve-month period ended December 31, 2023, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2024 and December 31, 2023, the Company had unrealized losses of $127.0 million and $120.2 million on $822.0 million and $760.2 million, respectively, of securities. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2023 Form 10-K, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at June 30, 2024, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at June 30, 2024 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2024. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At June 30, 2024, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is largely attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company has determined no allowance for credit losses is necessary at June 30, 2024.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $11.0 million which had unrealized losses of approximately $1.6 million at June 30, 2024. These non-agency mortgage-backed securities were rated AAA at June 30, 2024. The Company monitors to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Obligations of States and Political Subdivisions

Unrealized losses on municipal bonds have not been recognized into income because the issuers' bonds are of high credit quality (rated A or higher) or the bonds have been refunded. Management does not intend to sell the securities and it is not more likely than not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $46.9 million which had unrealized losses of approximately $0.7 million at June 30, 2024. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Corporate Bonds

The Company's lone corporate debt security with a fair value of $2.4 million had an unrealized loss of approximately $0.1 million at June 30, 2024. The Company monitors this security to ensure it has adequate credit support and does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery. The issuer continues to make timely principal and interest payments on the bond.

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three and six months ended June 30, 2024 and 2023. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$271	107	$652	110
Net increase to income before taxes	$271	107	$652	110

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At June 30, 2024 and December 31, 2023, the Company had approximately $1,882,000 and $2,265,000, respectively, of interest rate lock commitments and approximately $4,000,000 and $2,500,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $49,000 and $65,000 at June 30, 2024 and December 31, 2023, respectively, and a derivative asset of $14,000 and derivative liability of $13,000 at June 30, 2024 and December 31, 2023, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	June 30, 2024	June 30, 2023
Interest rate contracts for customers	$(16)	34
Forward contracts related to mortgage loans held for sale and interest rate contracts	27	(34)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of June 30, 2024 and December 31, 2023 (in thousands):

	In Thousands
	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$1,882	49	2,265	65
Forward contracts related to mortgage loans held-for-sale	4,000	14	2,500	(13)

Note 5. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of June 30, 2024 and December 31, 2023 are as follows:

	In Thousands
	June 30, 2024	December 31, 2023
Mortgage loan portfolios serviced for:
FHLMC	$103,065	$99,441

For the six months ended June 30, 2024 and 2023, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	June 30, 2024	June 30, 2023
Balance at beginning of period	$1,083	$1,065
Servicing rights retained from loans sold	86	214
Amortization	(121)	(91)
Valuation Allowance Provision	—	—
Balance at end of period	$1,048	1,188
Fair value, end of period	$1,496	$1,526

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Prepayment speed	7.99%	7.92%
Weighted-average life (in years)	8.47	8.55
Weighted-average note rate	4.86%	4.73%
Weighted-average discount rate	9.00%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of June 30, 2024, the Company had outstanding 1,767 options under the 2009 Stock Option Plan with a weighted average exercise price of $36.47.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2024, the Company had 162,254 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of June 30, 2024, the Company had outstanding 208,367 options with a weighted average exercise price of $57.48, 151,502 cash-settled stock appreciation rights with a weighted average exercise price of $54.90 and 25,896 restricted share awards, restricted share unit awards, and performance share unit awards under the 2016 Equity Incentive Plan.

Stock Options and Stock Appreciation Rights

As of June 30, 2024, the Company had outstanding 210,134 stock options with a weighted average exercise price of $57.30 and 151,502 cash-settled stock appreciation rights with a weighted average exercise price of $54.90.

The following table summarizes information about stock options and cash-settled SARs activity for the six months ended June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	371,994	$56.15	414,778	$55.13
Granted	1,667	71.50	5,000	69.00
Exercised	(9,892)	52.45	(18,540)	48.83
Forfeited or expired	(2,133)	60.46	(5,167)	60.35
Outstanding at end of period	361,636	$56.30	396,071	$55.53
Options and SARs exercisable at June 30	223,437	$52.36	190,510	$48.50

As of June 30, 2024, there was $2,638,000 of total unrecognized cost related to non-vested stock options and SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.50 years.

Time-based Vesting Restricted Shares and Restricted Share Units

A summary of restricted share awards activity for the six months ended June 30, 2024 and 2023 is as follows:

	June 30, 2024		June 30, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	301	$66.70	1,075	$64.03
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2024	301	$66.70	1,075	$64.03

A summary of restricted share unit awards activity for the six months ended June 30, 2024 and 2023 is as follows:

	June 30, 2024		June 30, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	14,458	$69.00	—	$—
Granted	13,957	71.59	14,833	69.00
Vested	(2,725)	69.00	—	—
Forfeited	(833)	69.00	—	—
Outstanding at June 30, 2024	24,857	$70.46	14,833	$69.00

The restricted shares and restricted share units vest over various time periods. As of June 30, 2024, there was $14,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 1.39 years. As of June 30, 2024, there was $1,491,000 of total unrecognized compensation cost related to non-vested restricted share units. The cost is expected to be expensed over a weighted-average period of 4.16 years.

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

A summary of the PSUs activity for the six months ended June 30, 2024 and 2023 is as follows:

	June 30, 2024		June 30, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,107	$67.85	—	$—
Granted	—	—	1,107	67.85
Vested	(369)	67.85	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2024	738	$67.85	1,107	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	738

As of June 30, 2024, there was $37,000 of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be expensed over a weighted-average period of 1.59 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2024, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2024
Total capital to risk weighted assets:
Consolidated	$585,689	14.8%	$316,559	8.0%	$395,698	10.0%
Wilson Bank	576,810	14.6	316,442	8.0	395,552	10.0
Tier 1 capital to risk weighted assets:
Consolidated	537,881	13.6	237,419	6.0	237,419	6.0
Wilson Bank	529,002	13.4	237,332	6.0	316,443	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	537,745	13.6	178,064	4.5	N/A	N/A
Wilson Bank	528,866	13.4	177,999	4.5	257,109	6.5
Tier 1 capital to average assets:
Consolidated	537,881	10.6	202,750	4.0	N/A	N/A
Wilson Bank	529,002	10.4	202,685	4.0	253,356	5.0

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2023
Total capital to risk weighted assets:
Consolidated	$560,757	14.5%	$308,449	8.0%	$385,562	10.0%
Wilson Bank	559,224	14.5	308,333	8.0	385,417	10.0
Tier 1 capital to risk weighted assets:
Consolidated	512,762	13.3	231,337	6.0	231,337	6.0
Wilson Bank	511,229	13.3	231,250	6.0	308,334	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	512,693	13.3	173,503	4.5	N/A	N/A
Wilson Bank	511,160	13.3	173,438	4.5	250,521	6.5
Tier 1 capital to average assets:
Consolidated	512,762	10.6	193,564	4.0	N/A	N/A
Wilson Bank	511,229	10.6	193,492	4.0	241,865	5.0

1. Ratios for Wilson Bank are those under applicable FDIC regulations for prompt corrective action.

2. Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable regulations for bank holding companies.

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

The following tables present the financial instruments carried at fair value as of June 30, 2024 and December 31, 2023, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2024
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,426	$4,426	$—	$—
U.S. Government sponsored enterprises	150,316	—	150,316	—
Mortgage-backed securities	470,292	—	470,292	—
Asset-backed securities	46,933	—	46,933	—
Corporate bonds	2,396	—	2,396	—
State and municipal securities	182,064	—	182,064	—
Total investment securities available-for-sale	856,427	4,426	852,001	—
Mortgage loans held for sale	3,374	—	3,374	—
Derivative instruments	63	—	63	—
Other investments	2,101	—	—	2,101
Total assets	$861,965	$4,426	$855,438	$2,101

Derivative instruments	—	—	—	—
Total liabilities	$—	$—	$—	$—

December 31, 2023
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,429	$4,429	$—	$—
U.S. Government sponsored enterprises	144,168	—	144,168	—
Mortgage-backed securities	417,030	—	417,030	—
Asset-backed securities	49,973	—	49,973	—
Corporate bonds	2,423	—	2,423	—
State and municipal securities	193,058	—	193,058	—
Total investment securities available-for-sale	811,081	4,429	806,652	—
Mortgage loans held for sale	2,294	—	2,294	—
Derivative instruments	65	—	65	—
Other investments	2,045	—	—	2,045
Total assets	$815,485	$4,429	$809,011	$2,045

Derivative instruments	13	—	13	—
Total liabilities	$13	$—	$13	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2024
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	71,697	—	—	71,697
Total	$71,697	—	—	71,697
December 31, 2023
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	4,838	—	—	4,838
Total	$4,838	—	—	4,838

(1)
As of June 30, 2024 and December 31, 2023 no reserve was recorded on collateral dependent loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2024 and December 31, 2023:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2024, there were no transfers between Levels 1, 2 or 3.

The tables below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2024 and 2023 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended June 30,
	2024		2023
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, April, 1	$2,080	—	$2,007	—
Total realized gains (losses) included in income	21	—	40	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,101	—	$2,047	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$21	—	$40	—

	For the Six Months Ended June 30,
	2024		2023
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,045	—	$1,965	—
Total realized gains (losses) included in income	56	—	82	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,101	—	$2,047	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$56	—	$82	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2024 and December 31, 2023. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Financial assets:
Cash and cash equivalents	$189,662	189,662	189,662	—	—
Loans, net	3,712,745	3,627,068	—	—	3,627,068
Mortgage servicing rights	1,048	1,496	—	1,496	—
Financial liabilities:
Deposits	4,491,355	3,957,051	—	—	3,957,051

December 31, 2023
Financial assets:
Cash and cash equivalents	$252,635	252,635	252,635	—	—
Loans, net	3,550,675	3,372,666	—	—	3,372,666
Mortgage servicing rights	1,083	1,398	—	1,398	—
Financial liabilities:
Deposits	4,367,106	3,885,724	—	—	3,885,724

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2024, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2024.

The Company's effective tax rate for the three and six months ended June 30, 2024 was 21.71% and 22.43% compared to 22.55% and 22.63% for the same periods in 2023. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at June 30, 2024 and 2023 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the six months ended June 30, 2024, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$16,137	$12,389	$28,905	$26,230
Denominator – Weighted average number of common shares outstanding	11,769,300	11,576,716	11,760,683	11,560,199
Basic earnings per common share	$1.37	$1.07	$2.46	$2.27
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$16,137	$12,389	$28,905	$26,230
Denominator – Weighted average number of common shares outstanding	11,769,300	11,576,716	11,760,683	11,560,199
Dilutive effect of stock options, RSUs and PSUs	30,936	30,230	30,338	29,974
Weighted average diluted common shares outstanding	11,800,236	11,606,946	11,791,021	11,590,173
Diluted earnings per common share	$1.37	$1.07	$2.45	$2.26

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2024 is as follows:

Commitments to extend credit	$1,071,287,000
Standby letters of credit	$104,030,000

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the six months ended June 30, 2024 and 2023.

	(In Thousands)
	2024	2023
Beginning balance, January 1	$3,147	6,136
Credit loss expense (benefit)	—	(2,298)
Ending balance, June 30,	$3,147	3,838

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended June 30, 2024 and 2023.

	(In Thousands)
	2024	2023
Beginning balance, April 1	$3,147	4,858
Credit loss expense (benefit)	—	(1,020)
Ending balance, June 30,	$3,147	3,838

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

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at June 30, 2024 will not have a material impact on the Company’s consolidated financial statements.
Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after June 30, 2024, through the date of the issued financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of Wilson Bank Holding Company (the "Company", "our" or "we") and its bank subsidiary, Wilson Bank & Trust (the "Bank") and Encompass Home Lending LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by the Bank and 49% owned by two home builders operating in the Bank's market areas. The results of Encompass, which commenced operations on June 1, 2022, are consolidated in the Company's financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2024 (the "2023 Form 10-K") for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the 2023 Form 10-K, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions, political uncertainty, inflationary pressures and the elevated rate environment, supply chain disruptions and labor shortages on our customers and on their businesses, (v) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, (vi) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (vii) the ability to grow and retain low-cost core deposits, (viii) significant downturns in the business of one or more large customers, (ix) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (x) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (xi) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xii) inadequate allowance for credit losses, (xiii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiv) results of regulatory examinations, (xv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xvi) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvii) loss of key personnel, and (xviii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2024	2023	2024 - 2023 Percent Increase (Decrease)	2024	2023	2024 - 2023 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.37	$1.07	28.04%	$2.46	$2.27	8.37%
Pre-tax pre-provision basic earnings per share (1)	$1.75	$1.47	19.05%	$3.17	$3.08	2.92%
Diluted earnings per common share (GAAP)	$1.37	$1.07	28.04%	$2.45	$2.26	8.41%
Cash dividends per common share	$—	$—	—%	$0.75	$0.75	—%
Dividends declared per common share as a percentage of basic earnings per common share	—%	—%	—%	30.49%	33.04%	(7.72)%

(1)
Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2024	2023	2024 - 2023 Percent Increase (Decrease)	2024	2023	2024 - 2023 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (GAAP) (1)	14.84%	12.65%	17.31%	13.39%	13.63%	(1.76)%
Pre-tax pre-provision annualized return on average shareholders' equity (2)	18.97%	17.42%	8.90%	17.27%	18.53%	(6.80)%
Annualized return on average assets (GAAP) (3)	1.31%	1.11%	18.02%	1.19%	1.20%	(0.83)%
Pre-tax pre-provision annualized return on average assets (2)	1.68%	1.53%	9.80%	1.53%	1.63%	(6.13)%
Efficiency ratio (GAAP) (4)	56.10%	58.86%	(4.69)%	58.45%	57.48%	1.69%

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
(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	June 30, 2024	December 31, 2023	2024 - 2023 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	8.99%	8.86%	1.47%
Equity to asset ratio (Average equity divided by average total assets)	8.86%	8.69%	1.96%
Tier 1 capital to average assets	10.61%	10.60%	0.09%
Non-performing asset ratio	0.01%	0.03%	(66.67)%
Book value per common share	$38.21	$36.74	4.00%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pre-tax pre-provision income:
Net income attributable to common shareholders (GAAP)	$16,137	$12,389	$28,905	$26,230
Add: provision for credit losses - loans	—	2,078	—	4,040
Add: provision expense (benefit) for credit losses on off-balance sheet exposures	—	(1,020)	—	(2,298)
Add: provision for credit losses - available-for-sale securities	—	—	—	—
Add: income tax expense	4,490	3,617	8,377	7,688
Pre-tax pre-provision income	$20,627	$17,064	$37,282	$35,660

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$20,627	$17,064	$37,282	$35,660
Weighted average shares	11,769,300	11,576,716	11,760,683	11,560,199

Basic earnings per common share (GAAP)	$1.37	$1.07	$2.46	$2.27
Provision for credit losses - loans	$—	$0.18	$—	$0.35
Provision expense (benefit) for credit losses on off-balance sheet exposures	$—	$(0.09)	$—	$(0.20)
Provision for credit losses - available-for-sale securities	$—	$—	$—	$—
Income tax expense	$0.38	$0.31	$0.71	$0.66
Pre-tax pre-provision basic earnings per common share	$1.75	$1.47	$3.17	$3.08

Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$20,627	$17,064	$37,282	$35,660
Average assets	4,935,958	4,482,699	4,902,554	4,408,627

Annualized return on average assets (GAAP)	1.31%	1.11%	1.19%	1.20%
Provision for credit losses - loans	—%	0.19%	—%	0.18%
Provision expense (benefit) for credit losses on off-balance sheet exposures	—%	(0.09)%	—%	(0.11)%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	0.37%	0.32%	0.34%	0.36%
Pre-tax pre-provision annualized return on average assets	1.68%	1.53%	1.53%	1.63%

Pre-tax pre-provision annualized return on average shareholders' equity:
Pre-tax pre-provision income	$20,627	$17,064	$37,282	$35,660
Average total shareholders' equity	437,247	392,913	434,126	387,979

Annualized return on average shareholders' equity (GAAP)	14.84%	12.65%	13.39%	13.63%
Provision for credit losses - loans	—%	2.12%	—%	2.10%
Provision expense (benefit) for credit losses on off-balance sheet exposures	—%	(1.04)%	—%	(1.19)%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	4.13%	3.69%	3.88%	3.99%
Pre-tax pre-provision annualized return on average shareholders' equity	18.97%	17.42%	17.27%	18.53%

Results of Operations

Net earnings of the Company increased $2,675,000, or 10.20%, to $28,905,000 for the six months ended June 30, 2024, from $26,230,000 in the first six months of 2023. Net earnings of the Company for the three months ended June 30, 2024 were $16,137,000, an increase of $3,748,000, or 30.25% from $12,389,000 for the three months ended June 30, 2023. The increase in net earnings for the three and six months ended June 30, 2024 was primarily due to an increase in net interest income and non-interest income, and a decrease in provision for credit losses-loans, partially offset by an increase in non-interest expense. The increase in net interest income was due to an increase in average interest earning asset balances and an increase in the average yield earned on earning assets, partially offset by an increase in cost of funds. The increase in non-interest income is primarily due to increases in brokerage income, debit and credit card interchange income, gain on sale of loans and service charges on deposit accounts, partially offset by an increase in the loss on sale of securities due to a realized loss on a security that was redeemed by the issuer. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, data processing expense, and FDIC insurance. The increases in non-interest income and non-interest expenses are discussed in more detail below in the sections of this report titled, "Non-Interest Income" and "Non-Interest Expense". The decrease in provision for credit losses is discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets (ROA) and return on average shareholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings for the relevant period and dividing that amount by our average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the three and six months ended June 30, 2024 was 1.31% and 1.19%, respectively; while the ROA for the three and six months ended June 30, 2023 was 1.11% and 1.20%, respectively. The ROE for the three months ended June 30, 2024 and 2023 was 14.84% and 12.65%, respectively. The ROE for the six months ended June 30, 2024 and 2023 was 13.39% and 13.63%, respectively. The increase in ROA and ROE for the three months ended June 30, 2024 was due to an increase in net interest income, a decrease in provision for credit losses-loans, and an increase in non-interest income, partially offset by an increase in non-interest expense. The decrease in ROA for the six months ended June 30, 2024 was due to the growth in average assets outpacing the growth in net income. The decrease in ROE for the six months ended June 30, 2024 was due to the growth in average shareholders' equity outpacing the growth in net income.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and six months ended June 30, 2024 and 2023 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024 versus June 30, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,665,564	6.69%	$60,262	$3,343,514	5.84%	$47,998	$4,887	$7,377	$12,264
Investment securities—taxable	788,905	2.87	5,634	747,018	2.36	4,394	254	986	1,240
Investment securities—tax exempt	64,195	2.63	419	68,049	2.32	393	(117)	143	26
Taxable equivalent adjustment (3)	—	0.70	111	—	0.61	104	(32)	39	7
Total tax-exempt investment securities	64,195	3.32	530	68,049	2.93	497	(149)	182	33
Total investment securities	853,100	2.91	6,164	815,067	2.41	4,891	105	1,168	1,273
Loans held for sale	3,090	7.16	55	5,352	2.91	39	(99)	115	16
Federal funds sold	9,399	5.65	132	13,017	5.04	163	(132)	101	(31)
Accounts with depository institutions	190,952	4.98	2,366	92,238	4.02	925	1,178	263	1,441
Restricted equity securities	3,765	8.23	77	3,461	8.73	75	22	(20)	2
Total earning assets	4,725,870	5.93	69,056	4,272,649	5.14	54,091	5,961	9,004	14,965	27.67%
Cash and due from banks	24,903			25,117
Allowance for credit losses	(44,694)			(41,391)
Bank premises and equipment	62,235			62,139
Other assets	167,644			164,185
Total assets	$4,935,958			$4,482,699

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024 versus June 30, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$916,321	0.84%	$1,904	$978,195	0.57%	$1,389	$(559)	$1,074	$515
Money market demand accounts	1,228,575	2.78	8,477	1,129,635	1.96	5,534	516	2,427	2,943
Time deposits	1,591,107	4.72	18,677	1,224,671	3.88	11,837	3,959	2,881	6,840
Other savings	330,521	1.72	1,410	323,185	1.43	1,151	26	233	259
Total interest-bearing deposits	4,066,524	3.01	30,468	3,655,686	2.18	19,911	3,942	6,615	10,557
Finance leases	2,239	2.88	16	2,269	3.84	22	—	(6)	(6)
Fed funds purchased	54	6.29	1	56	3.58	1	—	—	—
Total interest-bearing liabilities	4,068,817	3.01	30,485	3,658,011	2.19	19,934	3,942	6,609	10,551	52.93%
Non-interest bearing deposits	387,658			397,080
Other liabilities	42,236			34,695
Shareholders’ equity	437,247			392,913
Total liabilities and shareholders’ equity	$4,935,958			$4,482,699
Net interest income, on a tax equivalent basis			$38,571			$34,157	$2,019	$2,395	$4,414	12.92%
Net interest margin (4)		3.34%			3.27%
Net interest spread (5)		2.92%			2.95%

Notes:

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(2)
Loan fees of $4.3 million are included in interest income for the period ended June 30, 2024. Loan fees of $3.2 million are included in interest income for the period ended June 30, 2023.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024 versus June 30, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,632,356	6.53%	$116,679	$3,275,432	5.70%	$91,282	$10,850	$14,547	$25,397
Investment securities—taxable	776,366	2.78	10,722	755,446	2.37	8,879	256	1,587	1,843
Investment securities—tax exempt	65,283	2.62	850	68,007	2.32	783	(80)	147	67
Taxable equivalent adjustment (3)	0	0.70	226	—	0.62	208	(22)	40	18
Total tax-exempt investment securities	65,283	3.31	1,076	68,007	2.94	991	(102)	187	85
Total investment securities	841,649	2.82	11,798	823,453	2.42	9,870	154	1,774	1,928
Loans held for sale	3,109	6.21	96	4,442	4.99	110	(68)	54	(14)
Federal funds sold	9,797	5.58	272	8,324	4.97	205	39	28	67
Accounts with depository institutions	203,432	5.05	5,109	81,964	3.72	1,512	2,898	699	3,597
Restricted equity securities	3,600	8.88	159	3,647	8.07	146	(6)	19	13
Total earning assets	4,693,943	5.80	134,113	4,197,262	5.02	103,125	13,867	17,121	30,988	30.05%
Cash and due from banks	25,386			25,205
Allowance for credit losses	(44,739)			(40,525)
Bank premises and equipment	62,231			62,029
Other assets	165,733			164,656
Total assets	$4,902,554			$4,408,627

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024 versus June 30, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$919,247	0.81%	$3,707	$1,003,613	0.53%	$2,649	$(627)	$1,685	$1,058
Money market demand accounts	1,196,483	2.71	16,106	1,171,434	1.70	9,878	217	6,011	6,228
Time deposits	1,596,563	4.69	37,249	1,085,904	3.50	18,824	10,665	7,760	18,425
Other savings	327,699	1.70	2,771	327,824	1.24	2,020	(3)	754	751
Total interest-bearing deposits	4,039,992	2.98	59,833	3,588,775	1.88	33,371	10,252	16,210	26,462
Federal Home Loan Bank advances	—	—	—	127	3.18	2	(1)	(1)	(2)
Finance leases	2,242	2.87	32	2,273	3.37	38	—	(6)	(6)
Fed funds purchased	27	6.29	1	1,042	4.45	23	(42)	20	(22)
Total interest-bearing liabilities	4,042,261	2.98	59,866	3,592,217	1.88	33,434	10,209	16,223	26,432	79.06%
Non-interest bearing deposits	382,862			399,955
Other liabilities	43,305			28,476
Shareholders’ equity	434,126			387,979
Total liabilities and shareholders’ equity	$4,902,554			$4,408,627
Net interest income, on a tax equivalent basis			$74,247			$69,691	$3,658	$898	$4,556	6.54%
Net interest margin (4)		3.24%			3.41%
Net interest spread (5)		2.83%			3.14%

Notes:

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(2)
Loan fees of $6.9 million are included in interest income for the period ended June 30, 2024. Loan fees of $5.9 million are included in interest income for the period ended June 30, 2023.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,
	2024		2023
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	55,953	6.15%	44,828	5.38%
Origination and other fee income	4,309	0.47%	3,169	0.38%
Loan tax credits	675	0.07%	662	0.08%
Total	$60,937	6.69%	$48,659	5.84%

	Six Months Ended June 30,
	2024		2023
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	109,778	6.08%	85,361	5.26%
Origination and other fee income	6,901	0.38%	5,921	0.36%
Loan tax credits	1,350	0.07%	1,323	0.08%
Total	$118,029	6.53%	$92,605	5.70%

Net interest margin for the six months ended June 30, 2024 and 2023 was 3.24% and 3.41%, respectively. The decrease in net interest margin for the six months ended June 30, 2024 compared to the prior year comparable period was primarily due to an increase in the cost of funds, partially offset by an increase in average interest earning asset balances and an increase in the yield earned on such assets. The increase in cost of funds was due to the Bank raising the rates paid on deposits due to competitive pressures and depositors transferring funds from lower rate earning or non-interest bearing accounts to higher rate earning accounts to take advantage of the higher rates. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased 525 basis points from the first quarter of 2022 through 2023 as the Federal Reserve sought to address high levels of inflation. The direction and speed with which short-term interest rates move has an impact on our net interest income. The yield on loans increased during the three and six months ended June 30, 2024 when compared to the comparable periods in 2023 due to the higher rates charged on new loans and the repricing of a portion of the Bank's variable rate loan portfolio. The net interest spread was 2.83% and 3.14% for the six months ended June 30, 2024 and 2023, respectively.

Net interest margin for the three months ended June 30, 2024 and 2023 was 3.34% and 3.27%, respectively. The increase in net interest margin for the second quarter of 2024 was primarily due to the increase in average interest earning asset balances and an increase in the yield earned on loans outpacing the increase in cost of funds as competitive pressures improved in the second quarter of 2024. The net interest spread was 2.92% and 2.95% for the three months ended June 30, 2024 and 2023, respectively.

We anticipate that our net interest margin is likely to expand throughout the remainder of 2024 as the yield on loans is likely to rise faster than the rates we pay on deposits. However, if our deposit pricing and other funding costs continue to increase, including if we are required to increase the rates we pay on deposits or secure additional brokered deposits, in either case to fund our loan growth in the second half of 2024, while rates we earn on our earning assets rise at slower rates, decrease or remain flat, our net interest margin will be compressed, negatively impacting our net interest income. If short term rates begin to decline, as the Company believes is likely to happen in the second half of 2024, the Company’s net interest margin and earnings could be negatively impacted if the yields on loans decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and six months ended June 30, 2024 totaled $38,460,000 and $74,021,000, respectively. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and six months ended June 30, 2023 totaled $34,053,000 and $69,483,000, respectively.

The increase in net interest income for the three and six months ended June 30, 2024 compared to the comparable periods in 2023 was primarily due to an increase in interest and fees on loans, an increase in interest earned on deposits with depository institutions, and an increase in interest and dividends earned on securities, partially offset by an increase in interest expense resulting from the increase in the cost of funds, as discussed above.

The ratio of average earning assets to total average assets for the three and six months ended June 30, 2024 was 95.7% compared to 95.3% and 95.2%, respectively, for the same periods in 2023.

Interest expense increased in the three and six months ended June 30, 2024 when compared to the comparable periods in 2023 as competitive pressures in the second half of 2023 in the elevated short-term interest rate environment required the Bank to raise rates paid on deposits and the Bank's customers continued to shift deposits from transaction and money market accounts to time deposit accounts. We expect deposit costs to continue to increase during the remainder of 2024 due to those same factors, as well as our expectation that a portion of the Bank's time deposits that are currently below the current market rates will reprice at higher rates and that we will experience an increase in overall deposit balances. Though we expect deposit costs will continue to rise in the second half of 2024, we believe those costs should increase at a slower pace than we experienced in 2023 as competitive pricing pressures have begun to abate.

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

There was no provision for credit losses-loans for the three and six months ended June 30, 2024 compared to a provision of $2,078,000 and $4,040,000 for the three and six months ended June 30, 2023, respectively. Loan growth and a slight degradation in credit performance was balanced by an improved economic outlook in the second quarter of 2024, which contributed to management's decision to record no provision for credit losses-loans for the second quarter of 2024.

As discussed below under Financial Condition-Loans, loan growth slowed for the six months ended June 30, 2024 compared to the same period for 2023. Loan growth for the six months ended June 30, 2024 was $161,883,000, while loan growth for the six months ended June 30, 2023 was $262,690,000.

There was no provision for credit losses-off balance sheet exposures for the three and six months ended June 30, 2024 compared to a benefit of $1,020,000 and $2,298,000 for the three and six months ended June 30, 2023. Despite a minor decline in unfunded balances and improved economic outlook, the level of credit losses-off balance sheet exposures for the three and six months ended June 30, 2024 remained unchanged due to the increase in stressed credits on our balance sheet.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the six months ended June 30, 2024 and 2023:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

June 30, 2024
Residential 1-4 family real estate	$46	$26	$980,184	—%
Commercial and multi-family real estate	218	—	1,326,433	—
Construction, land development and farmland	(459)	6	884,896	—
Commercial, industrial and agricultural	(100)	(1)	123,076	—
1-4 family equity lines of credit	68	—	212,648	—
Consumer and other	227	(218)	105,119	(0.21)
Total	$—	$(187)	$3,632,356	(0.01)%
June 30, 2023
Residential 1-4 family real estate	$911	$10	871,358	—%
Commercial and multi-family real estate	1,245	—	1,103,695	—
Construction, land development and farmland	877	7	917,018	—
Commercial, industrial and agricultural	130	—	124,755	—
1-4 family equity lines of credit	252	—	164,610	—
Consumer and other	625	(507)	93,996	(0.54)
Total	$4,040	$(490)	$3,275,432	(0.01)%

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

There was no provision for credit losses on available-for-sale securities for the three and six months ended June 30, 2024 and 2023, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,015	$1,911	$104	5.44%	$3,986	$3,779	$207	5.48%
Brokerage income	2,457	1,572	885	56.30	4,318	3,224	1,094	33.93
Debit and credit card interchange income, net	2,700	2,486	214	8.61	4,608	4,458	150	3.36
Other fees and commissions	400	356	44	12.36	784	693	91	13.13
Income on BOLI and annuity contracts	546	504	42	8.33	1,017	946	71	7.51
Gain on sale of loans	837	636	201	31.60	1,625	1,366	259	18.96
Mortgage servicing income, net	1	1	—	—	3	4	(1)	(25.00)
Loss on sale of fixed assets	(2)	(6)	4	66.67	(203)	(48)	(155)	(322.92)
Gain (loss) on sale of securities	(318)	3	(321)	(10,700.00)	(318)	3	(321)	(10,700.00)
Loss on sale of other assets	(2)	—	(2)	(100.00)	(3)	(1)	(2)	(200.00)
Other income	21	40	(19)	(47.50)	56	82	(26)	(31.71)
Total non-interest income	$8,655	$7,503	$1,152	15.35%	$15,873	$14,506	$1,367	9.42%

The increase in non-interest income for the three and six months ended June 30, 2024 when compared to the comparable period in 2023 is primarily attributable to increases in brokerage income, debit and credit card interchange income, gain on sale of loans and service charges on deposit accounts, partially offset by an increase in loss on sale of securities. The increase in non-interest income for the six months ended June 30, 2024 was also partially offset by an increase in the loss on sale of fixed assets.

The increase in brokerage income for the three and six months ended June 30, 2024 compared to the comparable time periods in 2023 was primarily due to multiple client acquisitions, the completion of estate planning cases, and an increase of overall market share in our market areas as well as the positive performance of financial markets.

The increase in gain on sale of loans for the three and six months ended June 30, 2024 compared to the comparable time periods in 2023 was primarily due to an increase in gain on sale of SBA loans and an increase in income from Encompass as a result of increased volume.

The increase in service charges on deposit accounts for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to an increase in overdraft fees as a result of an increase in transaction volume.

The increase in loss on sale of securities for the three and six months ended June 30, 2024 compared to the comparable time periods in 2023 was due to the realized loss on a security that was redeemed by the issuer, partially offset by the realized gain on the sale of another security.

The loss on sale of fixed assets for the six months ended June 30, 2024 was primarily due to write-offs associated with the closure of our leased Wal-Mart branch that we closed on January 13, 2024.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$16,910	$15,129	$1,781	11.77%	$33,455	$30,146	$3,309	10.98%
Occupancy expenses, net	1,473	1,529	(56)	(3.66)	2,757	2,943	(186)	(6.32)
Advertising & public relations expense	832	929	(97)	(10.44)	1,581	1,697	(116)	(6.84)
Furniture and equipment expense	756	820	(64)	(7.80)	1,502	1,652	(150)	(9.08)
Data processing expense	2,370	2,116	254	12.00	4,722	4,249	473	11.13
Directors’ fees	187	175	12	6.86	365	319	46	14.42
FDIC insurance	721	645	76	11.78	1,628	1,072	556	51.87
Audit, legal & consulting expenses	329	322	7	2.17	705	668	37	5.54
Other operating expenses	2,854	2,794	60	2.15	5,830	5,535	295	5.33
Total non-interest expense	$26,432	$24,459	$1,973	8.07%	$52,545	$48,281	$4,264	8.83%

The increase in non-interest expense for the three and six months ended June 30, 2024 when compared to the comparable period in 2023 is primarily attributable to increases in salaries and employee benefits, increases in FDIC insurance, an increase in data processing expenses, and an increase in other operating expenses, partially offset by reduced occupancy expenses, furniture and equipment expenses, and advertising and public relations expenses.

Salaries and employee benefits increased for the three and six months ended June 30, 2024 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations.

FDIC insurance expense increased in the three and six months ended June 30, 2024 due to the Company's growth in 2023 as well as an increase in the assessment rate administered by the FDIC.

Data processing expenses increased in the three and six months ended June 30, 2024 due to implementation of a new small business online solution, enhanced treasury management solution, improved information security solutions, governance risk and compliance software, and an increase in the number of customers using digital services. The Company anticipates that data processing expenses will continue to increase as the Company’s operations grow, the demand for digital products and services from customers increases, and the cyber threat environment grows.

The increase in other operating expenses for the three and six months ended June 30, 2024 compared to the comparable periods in 2023 was primarily due to costs associated with a new employee development program, including employee engagement activities. Also contributing to the increase for the six months ended June 30, 2024 were mailing costs associated with the mailing of account change notices and the annual report.

The decrease in occupancy expenses for the three and six months ended June 30, 2024 was primarily due to the closure of our leased Wal-Mart branch that we closed on January 13, 2024.

The decrease in furniture and equipment expense for the three and six months ended June 30, 2024 was primarily due to a decrease in depreciation expense which resulted from the full depreciation of the Company's operations building equipment in the second quarter of 2023.

The decrease in advertising and public relations expense for the three and six months ended June 30, 2024 was primarily due to an increase in advertising in the first six months of 2023 to drive deposit growth, as a result of the competitive rate environment we experienced in 2023.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the six months ended June 30, 2024 and 2023 was 58.45% and 57.48%, respectively. The increase in the efficiency ratio is primarily attributable to an increase in non-interest expense. The efficiency ratio for the three months ended June 30, 2024 and 2023 was 56.10% and 58.86%, respectively. The improvement in the efficiency ratio for the second quarter of 2024 compared to the comparable period in 2023 was primarily due to increases in net interest income and non-interest income outpacing the increase in non-interest expense.

Income Taxes

The Company’s income tax expense was $8,377,000 for the six months ended June 30, 2024, an increase of $689,000 over the comparable period in 2023. The percentage of income tax expense to net income before taxes was 22.43% and 22.63% for the six months ended June 30, 2024 and 2023, respectively. The Company's income tax expense for the three months ended June 30, 2024 was $4,490,000, an increase of $873,000 compared to the three months ended June 30, 2023. The percentage of income tax expense to net income taxes was 21.71% and 22.55% for the three months ended June 30, 2024 and 2023, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $149,281,000, or 3.08%, to $4,995,757,000 at June 30, 2024 from $4,846,476,000 at December 31, 2023. Loans, net of allowance for credit losses, totaled $3,712,745,000 at June 30, 2024, a 4.56% increase compared to $3,550,675,000 at December 31, 2023. In 2024, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus. Total liabilities increased by 2.93% to $4,546,700,000 at June 30, 2024 compared to $4,417,071,000 at December 31, 2023.

Loans

The following details the loans of the Company at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$1,032,004	27.37%	$959,218	26.58%	$72,786	7.59%
Commercial and multi-family real estate	1,381,335	36.63	1,313,284	36.39	68,051	5.18
Construction, land development and farmland	896,310	23.77	901,336	24.98	(5,026)	(0.56)
Commercial, industrial and agricultural	122,368	3.25	127,659	3.54	(5,291)	(4.14)
1-4 family equity lines of credit	229,259	6.08	202,731	5.62	26,528	13.09
Consumer and other	109,174	2.90	104,373	2.89	4,801	4.60
Total loans before net deferred loan fees	$3,770,450	100.00%	$3,608,601	100.00%	$161,849	4.49%

Overall, the Bank's loan demand and related new loan production, while slower in the first quarter of 2024, increased throughout the Bank's markets in the second quarter of 2024. Loans grew $140,349,000 in the second quarter of 2024 compared to $21,534,000 in the first quarter of 2023.Contributing to the Company's loan growth in the first half of 2024 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. The Company anticipates that loan growth for the remainder of 2024 will exceed the loan growth experienced in the first half of 2024.

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

Allowance for Credit Losses

The current expected credit losses (CECL) methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio when calculating our allowance for credit losses for loans. The provision for credit losses for loans represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected credit losses on loans.

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

Our allowance for credit losses for loans at June 30, 2024 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. The allowance for credit losses for loans (net of charge-offs and recoveries) decreased to $44,661,000 at June 30, 2024 from $44,848,000 at December 31, 2023. The allowance for credit losses for loans was 1.19% of total loans outstanding at June 30, 2024 compared to 1.25% at December 31, 2023 due to an improved economic outlook. The internally classified loans as a percentage of the allowance for credit losses for loans were 176.0% and 13.2% respectively, at June 30, 2024 and December 31, 2023. This increase was primarily due to the credit downgrade and deterioration in payment performance of a few large borrowers for which we believe the loans to be well-collateralized.

The following schedule provides an allocation of the allowance for credit losses for loans by portfolio segment for the Company as of June 30, 2024 and December 31, 2023:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2024
Residential 1-4 family real estate	$8,837	27.4%	$1,032,004	0.86%
Commercial and multi-family real estate	17,640	36.6	1,381,335	1.28
Construction, land development and farmland	13,574	23.8	896,310	1.51
Commercial, industrial and agricultural	1,432	3.2	122,368	1.17
1-4 family equity lines of credit	1,877	6.1	229,259	0.82
Consumer and other	1,301	2.9	109,174	1.19
Total	$44,661	100.0%	3,770,450	1.18
Net deferred loan fees			(13,044)
			$3,757,406	1.19%
December 31, 2023
Residential 1-4 family real estate	$8,765	26.6%	$959,218	0.91%
Commercial and multi-family real estate	17,422	36.4	1,313,284	1.33
Construction, land development and farmland	14,027	25.0	901,336	1.56
Commercial, industrial and agricultural	1,533	3.5	127,659	1.20
1-4 family equity lines of credit	1,809	5.6	202,731	0.89
Consumer and other	1,292	2.9	104,373	1.24
Total	$44,848	100.0%	3,608,601	1.24
Net deferred loan fees			(13,078)
			$3,595,523	1.25%
The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible as of the measurement date. The allowance for credit losses for loans as a percentage of total loans outstanding at June 30, 2024, net of deferred fees, decreased from the year ended December 31, 2023. The decrease was primarily due to an improved economic outlook for GDP, unemployment, and home prices as mentioned above.

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

In estimating expected credit losses as of June 30, 2024, we utilized then available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody's Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annualized quarterly growth rates in the range of 1.4% to 2.1%; (ii) a U.S. unemployment rate in the range of approximately 4.2% to 4.6%; and (iii) a Home Price Index annualized quarterly growth rates in the range of approximately 0.8% to 4.3%.

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

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs decreased to $187,000 for the six months ended June 30, 2024, compared to net charge-offs of $490,000 for the same period in 2023. The ratio of net charge-offs to average total outstanding loans was 0.01% for the six months ended June 30, 2024 and June 30, 2023. Net charge-offs for the three months ended June 30, 2024 and 2023 were $81,000 and $161,000, respectively. Overall, the Bank experienced minimal charge-offs during the three and six months ended June 30, 2024 and it is expected that charge-offs will be modest for the remainder of 2024, in part because management believes the collateral dependent loans to be well-collateralized; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which was unchanged from December 31, 2023 to June 30, 2024 at $3,147,000.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at June 30, 2024 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $45,346,000, or 5.59%, to $856,427,000 at June 30, 2024 from $811,081,000 at December 31, 2023, primarily due to the purchase of $84,000,000 in securities as management decided to use excess liquidity to invest in our securities portfolio. The increase was partially offset by run-off of our declining balance securities and a decrease in the fair market value of our securities portfolio as a result of the movement in interest rates experienced in the first half of 2024. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2024 was 2.47% with a weighted average life of 7.04 years, as compared to an average yield of 2.33% and a weighted average life of 8.25 years at December 31, 2023. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment decreased $257,000, or 0.41%, from December 31, 2023 to June 30, 2024. The primary reason for the decrease was due to current year depreciation of $1,942,000 and write-offs due to the closure of a leased branch office location, partially offset by the purchase of equipment and furniture and fixtures, and the remodeling of several branches.

Deposits and Other Liabilities

Deposits increased by $124,249,000, or 2.85%, in the first six months of 2024 due to a strategic focus on growing customers by utilizing deposit promotions. Included in deposits at June 30, 2024 were $29,160,000 in brokered deposits, compared to $69,135,000 at December 31, 2023. The decrease in brokered deposits from December 31, 2023 to June 30, 2024 was the result of management's decision to not renew some brokered deposits when they matured in the first half of 2024 as we were able to grow lower cost core deposits.

The average balance and weighted average interest rate paid for deposit types for the quarters ended June 30, 2024, December 31, 2023 and June 30, 2023 are detailed in the following schedule:

	June 30, 2024		December 31, 2023		June 30, 2023
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$387,658	—%	$392,633	—%	$397,080	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	916,321	0.84	935,651	0.69	978,195	0.57
Money market demand accounts	1,228,575	2.78	1,089,519	2.44	1,129,635	1.96
Time deposits	1,591,107	4.72	1,503,234	4.46	1,224,671	3.88
Other savings	330,521	1.72	316,335	1.66	323,185	1.43
Total interest-bearing deposits	4,066,524	3.01%	3,844,739	2.74%	3,655,686	2.18%
Total deposits	$4,454,182	2.75%	$4,237,372	2.48%	$4,052,766	1.97%

At June 30, 2024 and December 31, 2023, we estimate that we had approximately $1.3 billion and $1.2 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 30% of our total deposits exceeded the FDIC deposit insurance limits at June 30, 2024. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $112,297,000, or 2.50% of total deposits, at June 30, 2024, compared to $104,204,000, or 2.39% of total deposits, at December 31, 2023.

Principal maturities of certificates of deposit and individual retirement accounts at June 30, 2024 are as follows:

In Thousands
Maturity
2024	$806,766
2025	670,277
2026	87,353
2027	27,040
2028	16,381
Thereafter	3,698
$1,611,515

The increase in total liabilities since December 31, 2023 was composed of a $124,249,000, or 2.85%, increase in total deposits and a $5,380,000, or 10.77%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2023 was primarily attributable to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. The increase in accrued interest and other liabilities since December 31, 2023 was primarily attributable to an increase in interest payable on deposits and an increase in employee bonus payable.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at June 30, 2024 totaled $724,000, a decrease of $685,000 from $1,409,000 at December 31, 2023. The decrease in non-performing loans during the six months ended June 30, 2024 is due primarily to one residential 1-4 family real estate loan that is no longer 90 days past due. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans greater than 90 days past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended June 30, 2024 and December 31, 2023 was 0.01% and 0.03%, respectively.

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

At June 30, 2024 the Company had a recorded investment in collateral dependent loans totaling $71,697,000, an increase of $66,859,000 from a recorded investment in collateral dependent loans totaling $4,838,000 at December 31, 2023. The increase during the six months ended June 30, 2024 as compared to December 31, 2023 is primarily due to the deterioration in payment performance and downgrade of a few large borrowers for which we believe the loans to be well-collateralized. Management has developed performance improvement plans on these relationships and is working to mitigate the credit risk of the loans in order to reduce our potential exposure to credit losses. As of June 30, 2024 and December 31, 2023, no valuation allowance was recorded on collateral dependent loans. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral.

At June 30, 2024 as a result of the downgrade of several loans to the borrowers mentioned above, our internally classified loans increased $72,725,000, or 1,232.63%, to $78,625,000 from $5,900,000 at December 31, 2023. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. If short-term rates rise or remain elevated for a significant period of time and economic conditions worsen, or management's performance improvement plan proves to be unsuccessful, our classified loan balances could increase further.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 11.63% at June 30, 2024 and 13.09% at December 31, 2023. The decrease in our liquidity ratio is primarily attributable to a decrease in liquid assets including interest bearing deposits with other financial institutions due to loan growth outpacing deposit growth.

The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source of liquidity. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At June 30, 2024, the Company’s liquid assets totaled $580.6 million, a decrease from $634.0 million at December 31, 2023, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at June 30, 2024. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of June 30, 2024, the Company had available approximately $118.4 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $523.6 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At June 30, 2024, securities totaling approximately $44.8 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2024, loans totaling approximately $1.3 billion either will become due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at June 30, 2024, certificates of deposit of $250,000 or greater totaling approximately $590.3 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee (ALCO) meets quarterly to analyze the interest rate shock ("IRR") simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a neutral interest-rate risk position as of June 30, 2024, though the Company’s net interest margin and earnings could be negatively impacted if short-term rates remain elevated and competitive pressures in the Company's market areas or funding needs force the Company to increase deposit rates faster than it is able to increase yields on loans. If short term rates begin to decline, as the Company believes is likely to happen in the second half of 2024, the Company’s net interest margin and earnings could be negatively impacted if the yields on loans decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2024, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(2.74)%	(2.38)%	(1.12)%	(3.60)%	(4.89)%	(7.30)%
EVE	(11.50)%	(4.33)%	(0.43)%	(2.35)%	(5.59)%	(9.43)%

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

Off Balance Sheet Arrangements

At June 30, 2024, we had unfunded loan commitments outstanding of $1,071,287,000 and outstanding standby letters of credit of $104,030,000, compared to $1,217,963,000 and $118,064,000, respectively, at December 31, 2023. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2024, total shareholders’ equity was $449,057,000, or 8.99% of total assets, which compares with $429,405,000, or 8.86% of total assets, at December 31, 2023. The dollar increase in shareholders’ equity during the six months ended June 30, 2024 is the result of the net effect of $589,000 related to stock option compensation, restricted share awards, restricted share units, and performance share units, the Company’s net earnings of $28,905,000 and proceeds from the issuance of common stock related to exercise of stock options of $109,000. Also included was $67,000 of net earnings attributable to Encompass. The increase in shareholders' equity was partially offset by cash dividends declared of $8,775,000, net of $6,405,000 reinvested under the Company’s dividend reinvestment plan, $5,467,000 of unrealized losses on investment securities (described elsewhere in this report), net of applicable income tax benefit of $1,933,000, and the $2,181,000 repurchase of common stock from a limited number of the Company's shareholders.

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

There have been no material changes in reported market risks during the six months ended June 30, 2024.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
The following table discloses shares of the Company's stock repurchased during the three months ended June 30, 2024.

Period:	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	—		$—	—	$—
May 1, 2024 to May 31, 2024	30,187	[1]	72.25	—	—
June 1, 2024 to June 30, 2024	—		—	—	—
Total	30,187		$72.25	—	$—

1. On May 31, 2024, the Company completed the repurchase of 30,187 shares of the Company's common stock at the same price per share from a limited number of the Company's shareholders in private transactions for an aggregate purchase price of $2,181,000.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Disclosure

During the quarter ended June 30, 2024, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

Important Information Regarding Stock Transfers

The Bank serves as the Company's transfer agent and all transfers of shares of the capital stock of the Company, including sales or purchases, shall be made only on the books of the Company through the Bank, as the Company's transfer agent. In order for the Company’s transfer agent to record any transfer of the capital stock of the Company, the Company’s transfer agent must be provided with the actual name and contact information of the transferor(s) and transferee(s) so the transactions may be recorded on the books of the Company by the Company’s transfer agent. If a transferor or transferee is a trust or entity, then the appropriate authority documentation will need to be provided as deemed necessary in the reasonable discretion of the Company’s transfer agent. The Company’s transfer agent will be happy to furnish customary transaction forms necessary for transfer of the capital stock of the

Company, including by sale or purchase, upon notice to the Company's stock department at 615-443-5900 (or WBHCStocktransfer@wilsonbank.com).

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 8, 2024	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 8, 2024	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)