Form 10-Q
period 2024-09-30
WILSON BANK HOLDING CO
filed 2024-11-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Common stock outstanding: 11,868,246 shares at November 8, 2024

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

	(Unaudited)	(Audited)
	September 30, 2024	December 31, 2023
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$3,989,374	$3,595,523
Less: Allowance for credit losses	(48,042)	(44,848)
Net loans	3,941,332	3,550,675
Securities available-for-sale, at market (amortized cost $917,048 and $930,439, respectively)	824,055	811,081
Loans held for sale	2,953	2,294
Interest bearing deposits	220,601	213,701
Restricted equity securities	3,876	3,436
Federal funds sold	9,448	10,159
Total earning assets	5,002,265	4,591,346
Cash and due from banks	21,707	28,775
Bank premises and equipment, net	61,795	62,398
Accrued interest receivable	15,756	15,197
Deferred income tax asset	39,510	45,473
Bank owned life insurance	61,486	59,645
Other assets	44,587	38,837
Goodwill	4,805	4,805
Total assets	$5,251,911	$4,846,476
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$397,518	$389,725
Interest bearing	920,339	934,709
Savings and money market accounts	1,629,053	1,476,995
Time	1,759,671	1,565,677
Total deposits	4,706,581	4,367,106
Accrued interest payable and other liabilities	61,847	49,965
Total liabilities	4,768,428	4,417,071
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,866,146 and 11,686,363 shares, respectively	23,732	23,373
Additional paid-in capital	149,980	136,866
Retained earnings	378,299	357,260
Noncontrolling interest in consolidated subsidiary	161	69
Accumulated other comprehensive losses, net of taxes of $24,304 and $31,195 respectively	(68,689)	(88,163)
Total shareholders’ equity	483,483	429,405
Total liabilities and shareholders’ equity	$5,251,911	$4,846,476

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$65,400	$52,063	$182,079	$143,345
Interest and dividends on securities:
Taxable securities	5,493	4,300	16,215	13,179
Exempt from federal income taxes	352	395	1,202	1,178
Interest on loans held for sale	49	79	145	189
Interest on federal funds sold	127	124	399	329
Interest on balances held at depository institutions	2,281	819	7,390	2,331
Interest and dividends on restricted securities	112	77	271	223
Total interest income	73,814	57,857	207,701	160,774
Interest expense:
Interest on negotiable order of withdrawal accounts	2,100	1,580	5,807	4,229
Interest on money market and savings accounts	10,405	7,470	29,282	19,368
Interest on time deposits	20,277	14,629	57,526	33,453
Interest on Federal Home Loan Bank advances	—	—	—	2
Interest on Federal funds purchased	—	1	1	24
Interest on finance leases	17	17	49	55
Total interest expense	32,799	23,697	92,665	57,131
Net interest income before provision for credit losses	41,015	34,160	115,036	103,643
Provision for credit losses - loans	3,563	1,641	3,563	5,681
Provision for credit losses - off-balance sheet exposures	(563)	(677)	(563)	(2,975)
Net interest income after provision for credit losses	38,015	33,196	112,036	100,937
Non-interest income:
Service charges on deposit accounts	2,116	2,065	6,102	5,844
Brokerage income	2,107	1,738	6,425	4,962
Debit and credit card interchange income, net	2,014	2,018	6,622	6,476
Other fees and commissions	386	382	1,170	1,075
Income on BOLI and annuity contracts	466	426	1,483	1,372
Gain on sale of loans	637	628	2,262	1,994
Mortgage servicing income (loss), net	(2)	3	1	7
Loss on sale of fixed assets	(11)	(7)	(214)	(55)
Gain (loss) on sale of securities, net	(1,414)	—	(1,732)	3
Loss on sale of other assets	(1)	(6)	(4)	(7)
Other income (loss)	84	(42)	140	40
Total non-interest income	6,382	7,205	22,255	21,711
Non-interest expense:
Salaries and employee benefits	17,889	15,328	51,344	45,474
Occupancy expenses, net	1,503	1,532	4,260	4,475
Advertising & public relations expense	872	910	2,453	2,607
Furniture and equipment expense	774	796	2,276	2,447
Data processing expense	2,432	2,228	7,154	6,477
Directors’ fees	183	174	548	493
FDIC insurance	721	1,209	2,349	2,281
Audit, legal & consulting expenses	438	489	1,143	1,157
Other operating expenses	3,209	2,990	9,039	8,526
Total non-interest expense	28,021	25,656	80,566	73,937
Earnings before income taxes	16,376	14,745	53,725	48,711
Income taxes	3,665	3,266	12,042	10,954
Net earnings	12,711	11,479	41,683	37,757
Net (earnings) loss attributable to noncontrolling interest	(25)	7	(92)	(41)
Net earnings attributable to Wilson Bank Holding Company	$12,686	$11,486	$41,591	$37,716
Weighted average number of common shares outstanding-basic	11,834,944	11,645,953	11,785,618	11,589,098
Weighted average number of common shares outstanding-diluted	11,867,581	11,676,176	11,816,419	11,618,841
Basic earnings per common share	$1.07	$0.99	$3.53	$3.25
Diluted earnings per common share	$1.07	$0.98	$3.52	$3.25
Dividends per common share	$1.00	$0.75	$1.75	$1.50

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In Thousands)
Net earnings	$12,711	$11,479	$41,683	$37,757
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	32,351	(25,969)	24,633	(13,620)
Reclassification adjustment for net (gains) losses included in net earnings	1,414	—	1,732	(3)
Tax effect	(8,824)	6,787	(6,891)	3,560
Other comprehensive earnings (losses):	24,941	(19,182)	19,474	(10,063)
Comprehensive earnings (losses)	$37,652	$(7,703)	$61,157	$27,694
Comprehensive earnings (losses) attributable to noncontrolling interest	(25)	7	(92)	(41)
Comprehensive earnings (losses) attributable to Wilson Bank Holding Company	$37,627	$(7,696)	$61,065	$27,653

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three Months Ended:
September 30, 2024
Balance at beginning of period	$23,504	141,657	377,390	136	(93,630)	449,057
Cash dividends declared, $1.00 per share	—	—	(11,777)	—	—	(11,777)
Issuance of 113,909 shares of common stock pursuant to dividend reinvestment plan	227	8,099	—	—	—	8,326
Issuance of 290 shares of common stock pursuant to exercise of stock options, net	1	(29)	—	—	—	(28)
Share based compensation expense	—	253	—	—	—	253
Net change in fair value of available-for-sale securities during the period, net of taxes of $8,824	—	—	—	—	24,941	24,941
Net earnings for the quarter	—	—	12,686	25	—	12,711
Balance at end of period	$23,732	149,980	378,299	161	(68,689)	483,483

September 30, 2023
Balance at beginning of period	$23,159	129,526	343,250	63	(101,311)	394,687
Cash dividends declared, $.75 per share	—	—	(8,698)	—	—	(8,698)
Issuance of 91,623 shares of common stock pursuant to dividend reinvestment plan	183	6,229	—	—	—	6,412
Issuance of 4,944 shares of common stock pursuant to exercise of stock options, net	10	136	—	—	—	146
Share based compensation expense	—	254	—	—	—	254
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $6,787	—	—	—	—	(19,182)	(19,182)
Net earnings (loss) for the quarter	—	—	11,486	(7)	—	11,479
Balance at end of period	$23,352	136,145	346,038	56	(120,493)	385,098

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Nine Months Ended:
September 30, 2024
Balance at beginning of period	$23,373	136,866	357,260	69	(88,163)	429,405
Cash dividends declared, $1.75 per share	—	—	(20,552)	—	—	(20,552)
Issuance of 203,489 shares of common stock pursuant to dividend reinvestment plan	406	14,325	—	—	—	14,731
Issuance of 3,387 shares of common stock pursuant to exercise of stock options, net	7	74	—	—	—	81
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 2,725 restricted stock units	5	(5)	—	—	—	—
Repurchase of 30,187 common shares	(60)	(2,121)	—	—	—	(2,181)
Share based compensation expense	—	842	—	—	—	842
Net change in fair value of available-for-sale securities during the period, net of taxes of $6,891	—	—	—	—	19,474	19,474
Net earnings for the period	—	—	41,591	92	—	41,683
Balance at end of period	$23,732	149,980	378,299	161	(68,689)	483,483

September 30, 2023
Balance at beginning of period	$22,946	122,296	325,625	15	(110,430)	360,452
Cash dividends declared, $1.50 per share	—	—	(17,303)	—	—	(17,303)
Issuance of 188,396 shares of common stock pursuant to dividend reinvestment plan	377	12,601	—	—	—	12,978
Issuance of 14,611 shares of common stock pursuant to exercise of stock options, net	29	521	—	—	—	550
Share based compensation expense	—	727	—	—	—	727
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $3,560	—	—	—	—	(10,063)	(10,063)
Net earnings for the period	—	—	37,716	41	—	37,757
Balance at end of period	$23,352	136,145	346,038	56	(120,493)	385,098

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

nine months ended September 30, 2024 and 2023

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$41,683	$37,757
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	3,000	2,706
Deferred income tax benefit	(928)	(668)
Depreciation and amortization of premises and equipment	3,077	3,263
Loss on sale of fixed assets	214	55
Net amortization of securities	1,360	2,164
Net realized loss (gain) on sale of securities	1,732	(3)
Gains on mortgage loans sold, net	(2,262)	(1,994)
Share-based compensation expense	966	1,222
Loss on sale of other assets	4	7
Increase in value of life insurance and annuity contracts	(1,483)	(1,372)
Mortgage loans originated for resale	(39,270)	(65,269)
Proceeds from sale of mortgage loans	40,873	65,088
Right of use asset amortization	302	334
Change in
Accrued interest receivable	(559)	(2,117)
Other assets	(7,186)	3,818
Accrued interest payable	6,660	17,324
Other liabilities	5,760	4,954
TOTAL ADJUSTMENTS	12,260	29,512
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,943	67,269
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(124,927)	(4,314)
Sales	87,254	11,500
Maturities, prepayments and calls	47,972	44,063
Redemptions (purchases) of restricted equity securities	(440)	896
Net increase in loans	(393,366)	(380,872)
Purchase of buildings, leasehold improvements, and equipment	(2,619)	(3,025)
Proceeds from sale of other assets	48	43
Purchase of life insurance and annuity contracts	(712)	—
Redemption of annuity contracts	513	420
NET CASH USED IN INVESTING ACTIVITIES	(386,277)	(331,289)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	145,481	(401,030)
Net change in deposits - time	193,994	694,523
Change in escrow balances	(73)	1,576
Repayment of finance lease obligation	(26)	(23)
Issuance of common stock related to exercise of stock options	81	550
Issuance of common stock pursuant to dividend reinvestment plan	14,731	12,978
Repurchase of common stock	(2,181)	—
Cash dividends paid on common stock	(20,552)	(17,303)
NET CASH PROVIDED BY FINANCING ACTIVITIES	331,455	291,271
NET CHANGE IN CASH AND CASH EQUIVALENTS	(879)	27,251
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	252,635	104,789
CASH AND CASH EQUIVALENTS - END OF PERIOD	$251,756	$132,040

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

nine months ended September 30, 2024 and 2023

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$86,005	$39,807
Taxes	$14,544	$13,211
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $(6,891) and $3,560 for the nine months ended September 30, 2024 and 2023, respectively	$19,474	$(10,063)
Non-cash transfers from loans to other assets	$57	$50

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

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023, the FASB issued this pronouncement which requires public entities to provide disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (CODM) and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements unless it is impracticable. The Company will adopt ASU 2023-07 as of December 31, 2024, and is currently assessing the impact on its accounting and disclosures.

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

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), in November 2024, the FASB issued this pronouncement which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its consolidated financial statements and accompanying notes.

Recently Adopted Accounting Standards

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index as of September 30, 2024.

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

The following schedule details the loans of the Company at September 30, 2024 and December 31, 2023:

	(In Thousands)
	September 30, 2024	December 31, 2023

Residential 1-4 family real estate	$1,092,678	$959,218
Commercial and multi-family real estate	1,489,823	1,313,284
Construction, land development and farmland	944,946	901,336
Commercial, industrial and agricultural	133,451	127,659
1-4 family equity lines of credit	231,108	202,731
Consumer and other	111,318	104,373
Total loans before net deferred loan fees	4,003,324	3,608,601
Net deferred loan fees	(13,950)	(13,078)
Total loans	3,989,374	3,595,523
Less: Allowance for credit losses	(48,042)	(44,848)
Net loans	3,941,332	$3,550,675

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2024
Allowance for credit losses - loans:
Beginning balance January 1,	$8,765	17,422	14,027	1,533	1,809	1,292	44,848
Provision for credit losses	423	1,860	788	19	63	410	3,563
Charge-offs	—	—	—	(23)	—	(727)	(750)
Recoveries	34	—	17	13	—	317	381
Ending balance	$9,222	$19,282	$14,832	$1,542	$1,872	$1,292	48,042

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2023
Allowance for credit losses - loans:
Beginning balance January 1,	$7,310	15,299	13,305	1,437	1,170	1,292	39,813
Provision	1,187	1,769	1,400	119	312	894	5,681
Charge-offs	—	—	—	—	—	(1,162)	(1,162)
Recoveries	19	—	17	1	—	332	369
Ending balance	$8,516	17,068	14,722	1,557	1,482	1,356	44,701

Transactions in the allowance for credit losses for the three months ended September 30, 2024 and 2023 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2024
Allowance for credit losses - loans:
Beginning balance July 1,	$8,837	17,640	13,574	1,432	1,877	1,301	44,661
Provision for credit losses	377	1,642	1,248	119	(5)	183	3,563
Charge-offs	—	—	—	(9)	—	(266)	(275)
Recoveries	8	—	11	—	—	74	93
Ending balance	$9,222	19,282	14,832	1,542	1,872	1,292	48,042

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2023
Allowance for credit losses - loans:
Beginning balance July 1,	$8,231	16,544	14,189	1,567	1,422	1,410	43,363
Provision	276	524	523	(11)	60	269	1,641
Charge-offs	—	—	—	—	—	(430)	(430)
Recoveries	9	—	10	1	—	107	127
Ending balance	$8,516	17,068	14,722	1,557	1,482	1,356	44,701

The following table presents the amortized cost basis of collateral dependent loans at September 30, 2024 and December 31, 2023 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
September 30, 2024
Residential 1-4 family real estate	$2,325	—	2,325
Commercial and multi-family real estate	31,314	—	31,314
Construction, land development and farmland	2,537	—	2,537
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	1,408	—	1,408
Consumer and other	—	—	—
	$37,584	—	37,584

	In Thousands
	Real Estate	Other	Total
December 31, 2023
Residential 1-4 family real estate	$1,949	—	1,949
Commercial and multi-family real estate	2,889	—	2,889
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$4,838	—	4,838

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which often is determined when the principal or interest on the loan is 90 days or more past due, unless the loan is both well-secured and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status, is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis. A nonaccrual loan is returned to accruing status once the loan has been brought current and collection is reasonably assured or the loan has been “well-secured” through other techniques. Past due status is determined based on the contractual due date per the underlying loan agreement.

The following tables present the Company’s nonaccrual loans and past due loans as of September 30, 2024 and December 31, 2023.

Loans on Nonaccrual Status

	In Thousands
	September 30,	December 31,
	2024	2023
Residential 1-4 family real estate	$398	$—
Commercial and multi-family real estate	3,609	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	750	—
Consumer and other	—	—
Total	$4,757	$—

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual or Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 89 Days Past Due and Accruing
September 30, 2024
Residential 1-4 family real estate	$2,256	1,106	1,151	4,513	1,088,165	1,092,678	$753
Commercial and multi-family real estate	1,185	154	3,609	4,948	1,484,875	1,489,823	—
Construction, land development and farmland	2,352	—	135	2,487	942,459	944,946	135
Commercial, industrial and agricultural	209	—	—	209	133,242	133,451	—
1-4 family equity lines of credit	1,540	83	877	2,500	228,608	231,108	127
Consumer and other	563	80	133	776	110,542	111,318	133
Total	$8,105	1,423	5,905	15,433	3,987,891	4,003,324	$1,148
December 31, 2023
Residential 1-4 family real estate	$1,544	552	1,178	3,274	955,944	959,218	$1,178
Commercial and multi-family real estate	5,846	—	—	5,846	1,307,438	1,313,284	—
Construction, land development and farmland	2,959	1	—	2,960	898,376	901,336	—
Commercial, industrial and agricultural	52	—	7	59	127,600	127,659	7
1-4 family equity lines of credit	571	209	106	886	201,845	202,731	106
Consumer and other	350	78	118	546	103,827	104,373	118
Total	$11,322	840	1,409	13,571	3,595,030	3,608,601	$1,409

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02 which eliminated the accounting guidance for troubled debt restructurings ("TDRs") and requires disclosures for certain loan modifications when a borrower is experiencing financial difficulty.

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

The following tables present the amortized cost basis of loans at September 30, 2024 and September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024 or nine months ended September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Nine Months Ended September 30, 2024
Residential 1-4 family real estate	$—	$—	$950	$—	$—	$—	0.09%
Commercial and multi-family real estate	—	—	478	—	—	—	0.03%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$1,428	$—	$—	$—	0.04%

As of September 30, 2024, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Nine Months Ended September 30, 2023
Residential 1-4 family real estate	$—	$947	$—	$—	$—	$—	0.10%
Commercial and multi-family real estate	—	2,423	—	—	—	—	0.20%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	96	—	—	—	0.08%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,370	$96	$—	$—	$—	0.10%

As of September 30, 2023, the Company had not committed to lend additional amounts to the borrowers included in the previous table.

The following tables present the amortized cost basis of loans at September 30, 2024 and September 30, 2023 that were both experiencing financial difficulty and modified during the three months ended September 30, 2024 or three months ended September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended September 30, 2024
Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	—%
Commercial and multi-family real estate	—	—	478	—	—	—	0.03%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$478	$—	$—	$—	0.01%

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended September 30, 2023
Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	—%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$—	$—	$—	$—	—%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified within the last twelve months as of September 30, 2024:

In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
September 30, 2024
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

As evidenced above, no loans that were modified within the twelve months prior to September 30, 2024 were thirty (30) days or more past due at September 30, 2024.

The following table presents the performance of such loans that have been modified for the nine months ended September 30, 2023:

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

As evidenced above, no loans that were modified within the nine months prior to September 30, 2023 were thirty (30) days or more past due at September 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Residential 1-4 family real estate	$—	—%	6	$—	—%	$—
Commercial and multi-family real estate	—	—	12	—	—	—
Construction, land development and farmland	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	37
1-4 family equity lines of credit	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	—%	18	$—	—%	37

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension
Residential 1-4 family real estate	$—	—%	—	$—	—%	—
Commercial and multi-family real estate	—	—	12	—	—	—
Construction, land development and farmland	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	—%	12	$—	—%	—

There were no loan modifications with financial effect during the three months ended September 30, 2023.

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

There were no payment defaults during the three or nine months ended September 30, 2024 on loans that had been modified in the twelve months prior to September 30, 2024.

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2023 and were modified in the nine months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

There were no payment defaults during the three or nine months ended September 30, 2023 on loans that had been modified in the nine months prior to September 30, 2023.

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the allowance for credit losses is adjusted by the same amount.

As of September 30, 2024 there were $356,000 in consumer mortgage loans in process of foreclosure. There were no consumer mortgage loans in the process of foreclosure as of December 31, 2023.

Potential problem loans, which include nonperforming loans, amounted to approximately $47.3 million at September 30, 2024 and $5.9 million at December 31, 2023. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of September 30, 2024:

	In Thousands

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
September 30, 2024
Residential 1-4 family real estate
Pass	$225,338	134,753	283,195	226,476	77,648	123,992	12,678	1,084,080
Special mention	951	1,071	1,375	246	853	2,904	—	7,400
Substandard	—	—	379	376	—	369	74	1,198
Total Residential 1-4 family real estate	$226,289	135,824	284,949	227,098	78,501	127,265	12,752	1,092,678
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$206,279	111,799	314,215	377,127	133,535	262,941	51,820	1,457,716
Special mention	—	—	23,228	—	713	419	—	24,360
Substandard	—	3,609	—	—	—	4,138	—	7,747
Total Commercial and multi-family real estate	$206,279	115,408	337,443	377,127	134,248	267,498	51,820	1,489,823
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$211,227	227,456	182,378	70,561	15,019	14,103	220,866	941,610
Special mention	—	439	135	33	—	48	2,550	3,205
Substandard	—	—	131	—	—	—	—	131
Total Construction, land development and farmland	$211,227	227,895	182,644	70,594	15,019	14,151	223,416	944,946
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$12,777	13,563	30,534	5,451	10,242	22,100	38,396	133,063
Special mention	90	115	34	12	—	—	106	357
Substandard	—	—	18	—	13	—	—	31
Total Commercial, industrial and agricultural	$12,867	13,678	30,586	5,463	10,255	22,100	38,502	133,451
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	19	4	—	—	—	23
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	228,597	228,597
Special mention	—	—	—	—	—	—	2,304	2,304
Substandard	—	—	—	—	—	—	207	207
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	231,108	231,108
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$26,028	18,403	8,882	3,105	12,901	9,486	32,153	110,958
Special mention	4	76	116	37	35	14	1	283
Substandard	2	28	34	13	—	—	—	77
Total Consumer and other	$26,034	18,507	9,032	3,155	12,936	9,500	32,154	111,318
Consumer and other:
Current-period gross charge-offs	$8	133	126	7	—	—	453	727

The table below presents loan balances classified within each risk rating category based on year of origination as of September 30, 2024:

	In Thousands
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
September 30, 2024
Pass	$681,649	505,974	819,204	682,720	249,345	432,622	584,510	3,956,024
Special mention	1,045	1,701	24,888	328	1,601	3,385	4,961	37,909
Substandard	2	3,637	562	389	13	4,507	281	9,391
Total	$682,696	511,312	844,654	683,437	250,959	440,514	589,752	4,003,324

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of December 31, 2023:

	In Thousands
							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023
Residential 1-4 family real estate:
Pass	$165,655	297,535	239,035	89,563	56,092	90,119	16,585	954,584
Special mention	76	859	225	876	137	1,558	—	3,731
Substandard	—	—	—	—	128	775	—	903
Total Residential 1-4 family real estate	$165,731	298,394	239,260	90,439	56,357	92,452	16,585	959,218
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate:
Pass	$103,050	321,767	378,418	143,178	91,640	217,645	57,320	1,313,018
Special mention	—	—	155	—	—	31	—	186
Substandard	—	—	—	—	—	80	—	80
Total Commercial and multi-family real estate	$103,050	321,767	378,573	143,178	91,640	217,756	57,320	1,313,284
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland:
Pass	$231,337	306,056	99,456	26,710	7,586	10,141	219,999	901,285
Special mention	—	—	—	—	—	51	—	51
Substandard	—	—	—	—	—	—	—	—
Total Construction, land development and farmland	$231,337	306,056	99,456	26,710	7,586	10,192	219,999	901,336
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural:
Pass	$16,811	34,507	7,460	12,272	17,066	7,593	31,832	127,541
Special mention	93	7	6	—	—	—	12	118
Substandard	—	—	—	—	—	—	—	—
Total Commercial, industrial and agricultural	$16,904	34,514	7,466	12,272	17,066	7,593	31,844	127,659
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	30	—	—	—	—	—	30
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	202,189	202,189
Special mention	—	—	—	—	—	—	404	404
Substandard	—	—	—	—	—	—	138	138
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	202,731	202,731
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other:
Pass	$27,998	15,511	5,331	14,497	4,728	6,381	29,638	104,084
Special mention	4	52	57	7	—	—	—	120
Substandard	51	106	—	11	—	1	—	169
Total Consumer and other	$28,053	15,669	5,388	14,515	4,728	6,382	29,638	104,373
Consumer and other:
Current-period gross charge-offs	$1,843	213	98	22	—	1	151	2,328

The table below presents loan balances classified within each risk rating category based on year of origination as of December 31, 2023:

	In Thousands
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023
Pass	$544,851	$975,376	$729,700	$286,220	$177,112	$331,879	$557,563	3,602,701
Special mention	173	918	443	883	137	1,640	416	4,610
Substandard	51	106	—	11	128	856	138	1,290
Total	$545,075	976,400	730,143	287,114	177,377	334,375	558,117	3,608,601

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,921	—	335	4,586
U.S. Government-sponsored enterprises (GSEs)	174,265	41	17,677	156,629
Mortgage-backed securities	501,465	1,144	52,168	450,441
Asset-backed securities	49,143	124	431	48,836
Corporate bonds	2,500	—	104	2,396
Obligations of states and political subdivisions	184,754	137	23,724	161,167
	$917,048	1,446	94,439	824,055

	December 31, 2023
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,901	—	472	4,429
U.S. Government-sponsored enterprises (GSEs)	167,738	—	23,570	144,168
Mortgage-backed securities	480,759	230	63,959	417,030
Asset-backed securities	51,183	193	1,403	49,973
Corporate bonds	2,500	—	77	2,423
Obligations of states and political subdivisions	223,358	397	30,697	193,058
	$930,439	820	120,178	811,081

As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $148,569,000 (fair value of $132,109,000) and $145,179,000 (fair value of $124,005,000) at September 30, 2024 and December 31, 2023, respectively.

Securities carried on the balance sheet of approximately $532,517,000 (approximate market value of $470,882,000) and $500,046,000 (approximate market value of $429,705,000) were pledged to secure public deposits and for other purposes as required by law at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at September 30, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$5,573	$5,379
Due after one year through five years	126,026	115,570
Due after five years through ten years	243,432	218,636
Due after ten years	542,017	484,470
	$917,048	$824,055

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2024	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,586	$335	2	$4,586	$335
U.S. Government-sponsored enterprises (GSEs)	—	—	—	151,986	17,677	67	151,986	17,677
Mortgage-backed securities	21,309	148	4	369,532	52,020	217	390,841	52,168
Asset-backed securities	11,915	22	4	19,713	409	11	31,628	431
Corporate bonds	—	—	—	2,396	104	1	2,396	104
Obligations of states and political subdivisions	335	16	2	155,527	23,708	166	155,862	23,724
	$33,559	$186	10	$703,740	$94,253	464	$737,299	$94,439

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2023	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,429	$472	2	$4,429	$472
U.S. Government-sponsored enterprises (GSEs)	—	—	—	144,169	23,570	55	144,169	23,570
Mortgage-backed securities	8,889	63	7	390,557	63,896	221	399,446	63,959
Asset-backed securities	2,500	44	1	30,666	1,359	26	33,166	1,403
Corporate bonds	—	—	—	2,423	77	1	2,423	77
Obligations of states and political subdivisions	5,375	14	2	171,157	30,683	193	176,532	30,697
	$16,764	$121	10	$743,401	$120,057	498	$760,165	$120,178

The applicable date for determining when securities are in an unrealized loss position is September 30, 2024 and December 31, 2023. As such, it is possible that a security had a market value less than its amortized cost on other days during the nine months ended September 30, 2024 and the twelve-month period ended December 31, 2023, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at September 30, 2024 and December 31, 2023, the Company had unrealized losses of $94.4 million and $120.2 million on $737.3 million and $760.2 million, respectively, of securities. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2023 Form 10-K, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at September 30, 2024, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and average credit rating. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an allowance for credit losses. The unrealized losses associated with securities at September 30, 2024 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2024. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At September 30, 2024, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is largely attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company has determined no allowance for credit losses is necessary at September 30, 2024.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $11.4 million which had unrealized losses of approximately $1.1 million at September 30, 2024. These non-agency mortgage-backed securities were rated AAA at September 30, 2024. The Company monitors to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

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

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $48.8 million which had unrealized losses of approximately $0.4 million at September 30, 2024. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Corporate Bonds

The Company's lone corporate debt security with a fair value of $2.4 million had an unrealized loss of approximately $0.1 million at September 30, 2024. The Company monitors this security to ensure it has adequate credit support and does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery. The issuer continues to make timely principal and interest payments on the bond.

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three and nine months ended September 30, 2024 and 2023. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$259	137	$911	247
Net increase to income before taxes	$259	137	$911	247

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At September 30, 2024 and December 31, 2023, the Company had approximately $3,424,000 and $2,265,000, respectively, of interest rate lock commitments and approximately $4,500,000 and $2,500,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $79,000 and $65,000 at September 30, 2024 and December 31, 2023, respectively, and a derivative asset of $11,000 and derivative liability of $13,000 at September 30, 2024 and December 31, 2023, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	September 30, 2024	September 30, 2023
Interest rate contracts for customers	$14	(16)
Forward contracts related to mortgage loans held for sale and interest rate contracts	24	(55)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of September 30, 2024 and December 31, 2023 (in thousands):

	In Thousands
	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$3,424	79	2,265	65
Forward contracts related to mortgage loans held-for-sale	4,500	11	2,500	(13)

Note 5. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans as of September 30, 2024 and December 31, 2023 are as follows:

	In Thousands
	September 30, 2024	December 31, 2023
Mortgage loan portfolios serviced for:
FHLMC	$107,491	$99,441

For the nine months ended September 30, 2024 and 2023, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	September 30, 2024	September 30, 2023
Balance at beginning of period	$1,083	$1,065
Servicing rights retained from loans sold	219	236
Amortization	(230)	(167)
Valuation Allowance Provision	—	—
Balance at end of period	$1,072	1,134
Fair value, end of period	$1,362	$1,527

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Prepayment speed	10.48%	7.92%
Weighted-average life (in years)	7.43	8.55
Weighted-average note rate	5.02%	4.73%
Weighted-average discount rate	9.00%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of September 30, 2024, the Company had outstanding 1,767 options under the 2009 Stock Option Plan with a weighted average exercise price of $36.47.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of September 30, 2024, the Company had 163,229 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of September 30, 2024, the Company had outstanding 206,452 options with a weighted average exercise price of $57.57, 148,152 cash-settled stock appreciation rights with a weighted average exercise price of $54.95, 301 restricted share awards, 24,482 restricted share unit awards, and 738 performance share unit awards under the 2016 Equity Incentive Plan.

Stock Options and Stock Appreciation Rights

As of September 30, 2024, the Company had outstanding 208,219 stock options with a weighted average exercise price of $57.39 and 148,152 cash-settled stock appreciation rights with a weighted average exercise price of $54.95.

The following table summarizes information about stock options and cash-settled SARs activity for the nine months ended September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options and SARs outstanding at beginning of period	371,994	$56.15	414,778	$55.13
Granted	1,667	71.50	5,000	69.00
Exercised	(14,557)	51.60	(28,092)	47.23
Forfeited or expired	(2,733)	60.09	(5,167)	60.35
Outstanding at end of period	356,371	$56.38	386,519	$55.82
Options and SARs exercisable at September 30	218,872	$52.41	181,906	$48.72

As of September 30, 2024, there was $2,389,000 of total unrecognized cost related to non-vested stock options and SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.28 years.

Time-based Vesting Restricted Shares and Restricted Share Units

A summary of restricted share awards activity for the nine months ended September 30, 2024 and 2023 is as follows:

	September 30, 2024		September 30, 2023
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	301	$66.70	1,075	$64.03
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2024	301	$66.70	1,075	$64.03

A summary of restricted share unit awards activity for the nine months ended September 30, 2024 and 2023 is as follows:

	September 30, 2024		September 30, 2023
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	14,458	$69.00	—	$—
Granted	13,957	71.59	14,833	69.00
Vested	(2,725)	69.00	—	—
Forfeited	(1,208)	69.78	—	—
Outstanding at September 30, 2024	24,482	$70.44	14,833	$69.00

The restricted shares and restricted share units vest over various time periods. As of September 30, 2024, there was $12,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 1.13 years. As of September 30, 2024, there was $1,406,000 of total unrecognized compensation cost related to non-vested restricted share units. The cost is expected to be expensed over a weighted-average period of 3.91 years.

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

A summary of the PSUs activity for the nine months ended September 30, 2024 and 2023 is as follows:

	September 30, 2024		September 30, 2023
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	1,107	$67.85	—	$—
Granted	—	—	1,107	67.85
Vested	(369)	67.85	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2024	738	$67.85	1,107	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	738

As of September 30, 2024, there was $32,000 of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be expensed over a weighted-average period of 1.34 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2024, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2024
Total capital to risk weighted assets:
Consolidated	$597,992	14.5%	$330,949	8.0%	$413,686	10.0%
Wilson Bank	592,688	14.3	330,829	8.0	413,536	10.0
Tier 1 capital to risk weighted assets:
Consolidated	547,366	13.2	248,212	6.0	248,212	6.0
Wilson Bank	542,062	13.1	248,121	6.0	330,828	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	547,205	13.2	186,159	4.5	N/A	N/A
Wilson Bank	541,901	13.1	186,091	4.5	268,798	6.5
Tier 1 capital to average assets:
Consolidated	547,366	10.5	208,809	4.0	N/A	N/A
Wilson Bank	542,062	10.4	208,740	4.0	260,925	5.0

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2023
Total capital to risk weighted assets:
Consolidated	$560,757	14.5%	$308,449	8.0%	$385,562	10.0%
Wilson Bank	559,224	14.5	308,333	8.0	385,417	10.0
Tier 1 capital to risk weighted assets:
Consolidated	512,762	13.3	231,337	6.0	231,337	6.0
Wilson Bank	511,229	13.3	231,250	6.0	308,334	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	512,693	13.3	173,503	4.5	N/A	N/A
Wilson Bank	511,160	13.3	173,438	4.5	250,521	6.5
Tier 1 capital to average assets:
Consolidated	512,762	10.6	193,564	4.0	N/A	N/A
Wilson Bank	511,229	10.6	193,492	4.0	241,865	5.0

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

The following tables present the financial instruments carried at fair value as of September 30, 2024 and December 31, 2023, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2024
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,586	$4,586	$—	$—
U.S. Government sponsored enterprises	156,629	—	156,629	—
Mortgage-backed securities	450,441	—	450,441	—
Asset-backed securities	48,836	—	48,836	—
Corporate bonds	2,396	—	2,396	—
State and municipal securities	161,167	—	161,167	—
Total investment securities available-for-sale	824,055	4,586	819,469	—
Mortgage loans held for sale	2,953	—	2,953	—
Derivative instruments	90	—	90	—
Other investments	2,185	—	—	2,185
Total assets	$829,283	$4,586	$822,512	$2,185

December 31, 2023
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,429	$4,429	$—	$—
U.S. Government sponsored enterprises	144,168	—	144,168	—
Mortgage-backed securities	417,030	—	417,030	—
Asset-backed securities	49,973	—	49,973	—
Corporate bonds	2,423	—	2,423	—
State and municipal securities	193,058	—	193,058	—
Total investment securities available-for-sale	811,081	4,429	806,652	—
Mortgage loans held for sale	2,294	—	2,294	—
Derivative instruments	65	—	65	—
Other investments	2,045	—	—	2,045
Total assets	$815,485	$4,429	$809,011	$2,045

Derivative instruments	13	—	13	—
Total liabilities	$13	$—	$13	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2024
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	37,349	—	—	37,349
Total	$37,349	—	—	37,349
December 31, 2023
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	4,838	—	—	4,838
Total	$4,838	—	—	4,838

(1)
The carrying value of collateral dependent loans at September 30, 2024 is net of a valuation allowance of $402,000. As of December 31, 2023 no reserve was recorded on collateral dependent loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2024 and December 31, 2023:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2024, there were no transfers between Levels 1, 2 or 3.

The tables below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2024 and 2023 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended September 30,
	2024		2023
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, July 1	$2,101	—	$2,047	—
Total realized gains (losses) included in income	84	—	(42)	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,185	—	$2,005	—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$84	—	$(42)	—

	For the Nine Months Ended September 30,
	2024		2023
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,045	—	$1,965	—
Total realized gains included in income	140	—	40	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,185	—	$2,005	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$140	—	$40	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2024 and December 31, 2023. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value (¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Financial assets:
Cash and cash equivalents	$251,756	251,756	251,756	—	—
Loans, net	3,941,332	3,870,520	—	—	3,870,520
Mortgage servicing rights	1,072	1,362	—	1,362	—
Financial liabilities:
Deposits	4,706,581	4,276,100	—	—	4,276,100

December 31, 2023
Financial assets:
Cash and cash equivalents	$252,635	252,635	252,635	—	—
Loans, net	3,550,675	3,372,666	—	—	3,372,666
Mortgage servicing rights	1,083	1,398	—	1,398	—
Financial liabilities:
Deposits	4,367,106	3,885,724	—	—	3,885,724

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2024, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2024.

The Company's effective tax rate for the three and nine months ended September 30, 2024 was 22.38% and 22.41% compared to 22.15% and 22.49% for the same periods in 2023. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2024 and 2023 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the nine months ended September 30, 2024, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common stockholders	$12,686	$11,486	$41,591	$37,716
Denominator – Weighted average number of common shares outstanding	11,834,944	11,645,953	11,785,618	11,589,098
Basic earnings per common share	$1.07	$0.99	$3.53	$3.25
Diluted EPS Computation:
Numerator – Earnings available to common stockholders	$12,686	$11,486	$41,591	$37,716
Denominator – Weighted average number of common shares outstanding	11,834,944	11,645,953	11,785,618	11,589,098
Dilutive effect of stock options, RSUs and PSUs	32,637	30,223	30,801	29,743
Weighted average diluted common shares outstanding	11,867,581	11,676,176	11,816,419	11,618,841
Diluted earnings per common share	$1.07	$0.98	$3.52	$3.25

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2024 is as follows:

Commitments to extend credit	$1,126,833,000
Standby letters of credit	$103,322,000

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the nine months ended September 30, 2024 and 2023.

	(In Thousands)
	2024	2023
Beginning balance, January 1	$3,147	6,136
Credit loss expense (benefit)	(563)	(2,975)
Ending balance, September 30	$2,584	3,161

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended September 30, 2024 and 2023.

	(In Thousands)
	2024	2023
Beginning balance, July 1	$3,147	3,838
Credit loss expense (benefit)	(563)	(677)
Ending balance, September 30	$2,584	3,161

The Bank originates residential mortgage loans, sells them to third-party purchasers, and may or may not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Bank’s geographic market footprint. These sales are typically to investors that follow guidelines of conventional government sponsored entities ("GSE") and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA"). Generally, loans held for sale are underwritten by the Bank, including HUD/VA loans. In the fourth quarter of 2018, the Bank began to participate in a mandatory delivery program that requires the Bank to deliver a particular volume of mortgage loans by agreed upon dates. A majority of the Bank’s secondary mortgage volume is delivered to the secondary market via mandatory delivery with the remainder done on a best efforts basis. The Bank does not realize any exposure to delivery penalties as the Bank's mortgage department only bids loans post-closing to ensure that 100% of the loans are deliverable to the investors.

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

To date, repurchase activity pursuant to the terms of these representations and warranties or due to early payoffs or payment defaults has been insignificant and has resulted in insignificant losses to the Bank.

Based on information currently available, management believes that the Bank does not have significant exposure to contingent losses that may arise relating to the representations and warranties that it has made in connection with its mortgage loan sales or for early payoffs or payment defaults of such mortgage loans.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2024 will not have a material impact on the Company’s consolidated financial statements.

Note 12. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Wilson Bank Holding Company evaluated all events or transactions that occurred after September 30, 2024, through the date of the issued financial statements.

On October 28, 2024, the Company's board of directors authorized a share repurchase program for up to $4.0 million of the Company's outstanding common stock. The authorization for this program remains in effect through March 31, 2025. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of the management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. As of the date of this filing, the Company has not repurchased any shares of its common stock under its share repurchase program.

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

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2024	2023	2024 - 2023 Percent Increase (Decrease)	2024	2023	2024 - 2023 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.07	$0.99	8.08%	$3.53	$3.25	8.62%
Pre-tax pre-provision basic earnings per share (1)	$1.64	$1.35	21.48%	$4.81	$4.43	8.58%
Diluted earnings per common share (GAAP)	$1.07	$0.98	9.18%	$3.52	$3.25	8.31%
Cash dividends per common share	$1.00	$0.75	33.33%	$1.75	$1.50	16.67%
Dividends declared per common share as a percentage of basic earnings per common share	93.46%	75.76%	23.36%	49.58%	46.15%	7.43%

(1)
Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2024	2023	2024 - 2023 Percent Increase (Decrease)	2024	2023	2024 - 2023 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (GAAP) (1)	10.66%	11.65%	(8.50)%	12.42%	12.96%	(4.17)%
Pre-tax pre-provision annualized return on average shareholders' equity (2)	16.26%	15.94%	2.01%	16.91%	17.65%	(4.19)%
Annualized return on average assets (GAAP) (3)	0.99%	1.00%	(1.00)%	1.12%	1.13%	(0.88)%
Pre-tax pre-provision annualized return on average assets (2)	1.51%	1.36%	11.03%	1.52%	1.54%	(1.30)%
Efficiency ratio (GAAP) (4)	59.12%	62.02%	(4.68)%	58.68%	58.98%	(0.51)%

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
(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	September 30, 2024	December 31, 2023	2024 - 2023 Percent Increase (Decrease)
BALANCE SHEET RATIOS:
Total capital to assets ratio	9.21%	8.86%	3.95%
Equity to assets ratio (Average equity divided by average total assets)	8.99%	8.69%	3.45%
Tier 1 capital to average assets	10.49%	10.60%	(1.04)%
Non-performing asset ratio	0.11%	0.03%	266.67%
Book value per common share	$40.74	$36.74	10.89%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pre-tax pre-provision income:
Net income attributable to common shareholders (GAAP)	$12,686	$11,486	$41,591	$37,716
Add: provision for credit losses - loans	3,563	1,641	3,563	5,681
Add: provision benefit for credit losses on off-balance sheet exposures	(563)	(677)	(563)	(2,975)
Add: provision for credit losses - available-for-sale securities	—	—	—	—
Add: income tax expense	3,665	3,266	12,042	10,954
Pre-tax pre-provision income	$19,351	$15,716	$56,633	$51,376

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$19,351	$15,716	$56,633	$51,376
Weighted average shares	11,834,944	11,645,953	11,785,618	11,589,098

Basic earnings per common share (GAAP)	$1.07	$0.99	$3.53	$3.25
Provision for credit losses - loans	$0.30	$0.14	$0.30	$0.49
Provision benefit for credit losses on off-balance sheet exposures	$(0.05)	$(0.06)	$(0.05)	$(0.26)
Provision for credit losses - available-for-sale securities	$—	$—	$—	$—
Income tax expense	$0.32	$0.28	$1.03	$0.95
Pre-tax pre-provision basic earnings per common share	$1.64	$1.35	$4.81	$4.43

Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$19,351	$15,716	$56,633	$51,376
Average assets	5,110,372	4,571,761	4,972,332	4,463,602

Annualized return on average assets (GAAP)	0.99%	1.00%	1.12%	1.13%
Provision for credit losses - loans	0.28%	0.14%	0.10%	0.17%
Provision benefit for credit losses on off-balance sheet exposures	(0.04)%	(0.06)%	(0.02)%	(0.09)%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	0.28%	0.28%	0.32%	0.33%
Pre-tax pre-provision annualized return on average assets	1.51%	1.36%	1.52%	1.54%

Pre-tax pre-provision annualized return on average shareholders' equity:
Pre-tax pre-provision income	$19,351	$15,716	$56,633	$51,376
Average total shareholders' equity	473,491	391,263	447,248	389,073

Annualized return on average shareholders' equity (GAAP)	10.66%	11.65%	12.42%	12.96%
Provision for credit losses - loans	2.99%	1.66%	1.06%	1.95%
Provision benefit for credit losses on off-balance sheet exposures	(0.47)%	(0.69)%	(0.17)%	(1.02)%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	3.08%	3.32%	3.60%	3.76%
Pre-tax pre-provision annualized return on average shareholders' equity	16.26%	15.94%	16.91%	17.65%

Results of Operations

Net earnings of the Company increased $3,875,000, or 10.27%, to $41,591,000 for the nine months ended September 30, 2024, from $37,716,000 in the first nine months of 2023. The increase in net earnings for the first nine months of 2024 compared to the first nine months of 2023 was primarily due to an increase in net interest income and non-interest income, partially offset by increases in non-interest expense and provision for credit losses.

Net earnings of the Company for the three months ended September 30, 2024 were $12,686,000, an increase of $1,200,000, or 10.45%, from $11,486,000 for the three months ended September 30, 2023. The increase in net earnings for the third quarter of 2024 compared to the third quarter of 2023 was primarily due to an increase in net interest income, partially offset by increases in non-interest expense and provision for credit losses, as well as a decrease in non-interest income. The decrease in non-interest income was primarily due to management's decision to strategically restructure the securities portfolio, which resulted in $1,414,000 of net losses from sales of $86,515,000 of available-for-sale securities.

The increase in net interest income for the three and nine months ended September 30, 2024 when compared to the comparable periods in 2023 was due to an increase in average interest earning asset balances and an increase in the average yield earned on earning assets, partially offset by an increase in cost of funds and an increase in average interest bearing deposit balances.

The changes in non-interest income and non-interest expenses are discussed in more detail below in the sections of this report titled, "Non-Interest Income" and "Non-Interest Expense". The changes in provision for credit losses is discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets (ROA) and return on average shareholders' equity (ROE) are common benchmarks for bank profitability and are calculated by taking our annualized net earnings for the relevant period and dividing that amount by our average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain executive and employee bonuses. The ROA for the three and nine months ended September 30, 2024 was 0.99% and 1.12%, respectively; while the ROA for the three and nine months ended September 30, 2023 was 1.00% and 1.13%, respectively. The ROE for the three and nine months ended September 30, 2024 was 10.66% and 12.42% , respectively; while the ROE for the three and nine months ended September 30, 2023 was 11.65% and 12.96%, respectively. The decrease in ROA and ROE for the three months ended September 30, 2024 was related to the increased provision for credit losses-loans in the third quarter of 2024 and the loss on sale of securities mentioned above. The decrease in ROA and ROE for the nine months ended September 30, 2024 was related to an increase in non-interest expense and the loss on sale of securities mentioned above, partially offset by lower provision for credit losses-loans.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and nine months ended September 30, 2024 and 2023 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024 versus September 30, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,862,396	6.81%	$65,400	$3,470,019	6.03%	$52,063	$6,231	$7,106	$13,337
Investment securities—taxable	783,321	2.79	5,493	721,506	2.36	4,300	385	808	1,193
Investment securities—tax exempt	53,536	2.62	352	66,586	2.35	395	(250)	207	(43)
Taxable equivalent adjustment (3)	—	0.70	94	—	0.63	105	(68)	57	(11)
Total tax-exempt investment securities	53,536	3.31	446	66,586	2.98	500	(318)	264	(54)
Total investment securities	836,857	2.82	5,939	788,092	2.42	4,800	67	1,072	1,139
Loans held for sale	2,307	8.45	49	6,194	5.06	79	(218)	188	(30)
Federal funds sold	9,471	5.33	127	9,015	5.46	124	17	(14)	3
Accounts with depository institutions	188,638	4.81	2,281	83,366	3.90	819	1,233	229	1,462
Restricted equity securities	3,876	11.50	112	3,461	8.83	77	10	25	35
Total earning assets	4,903,545	6.05	73,908	4,360,147	5.33	57,962	7,340	8,606	15,946	27.51%
Cash and due from banks	26,701			23,986
Allowance for credit losses	(44,609)			(43,263)
Bank premises and equipment	62,088			62,037
Other assets	162,647			168,854
Total assets	$5,110,372			$4,571,761

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024 versus September 30, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$922,162	0.91%	$2,100	$962,195	0.65%	$1,580	$(422)	$942	$520
Money market demand accounts	1,245,965	2.87	8,985	1,062,736	2.31	6,192	1,165	1,628	2,793
Time deposits	1,694,899	4.76	20,277	1,380,133	4.21	14,629	3,580	2,068	5,648
Other savings	327,020	1.73	1,420	317,958	1.59	1,278	36	106	142
Total interest-bearing deposits	4,190,046	3.11	32,782	3,723,022	2.52	23,679	4,359	4,744	9,103
Finance leases	2,229	3.03	17	2,263	2.98	17	(1)	1	—
Fed funds purchased	—	—	—	98	4.05	1	—	(1)	(1)
Total interest-bearing liabilities	4,192,275	3.11	32,799	3,725,383	2.52	23,697	4,358	4,744	9,102	38.41%
Non-interest bearing deposits	404,299			406,121
Other liabilities	40,307			48,994
Shareholders’ equity	473,491			391,263
Total liabilities and shareholders’ equity	$5,110,372			$4,571,761
Net interest income, on a tax equivalent basis			$41,109			$34,265	$2,982	$3,862	$6,844	19.97%
Net interest margin (4)		3.39%			3.18%
Net interest spread (5)		2.94%			2.81%

Notes:

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(2)
Loan fees of $4.4 million are included in interest income for the period ended September 30, 2024. Loan fees of $2.9 million are included in interest income for the period ended September 30, 2023.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024 versus September 30, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1) (2)	$3,709,596	6.63%	$182,079	$3,341,007	5.82%	$143,345	$17,080	$21,654	$38,734
Investment securities—taxable	778,701	2.78	16,215	744,008	2.37	13,179	641	2,395	3,036
Investment securities—tax exempt	61,339	2.62	1,202	67,528	2.33	1,178	(155)	179	24
Taxable equivalent adjustment (3)	—	0.70	320	—	0.62	313	(41)	48	7
Total tax-exempt investment securities	61,339	3.31	1,522	67,528	2.95	1,491	(196)	227	31
Total investment securities	840,040	2.82	17,737	811,536	2.42	14,670	445	2,622	3,067
Loans held for sale	2,840	6.82	145	5,033	5.02	189	(124)	80	(44)
Federal funds sold	9,687	5.50	399	8,557	5.14	329	46	24	70
Accounts with depository institutions	198,464	4.97	7,390	82,437	3.78	2,331	4,132	927	5,059
Restricted equity securities	3,693	9.80	271	3,584	8.32	223	7	41	48
Total earning assets	4,764,320	5.89	208,021	4,252,154	5.13	161,087	21,586	25,348	46,934	29.14%
Cash and due from banks	25,827			24,794
Allowance for credit losses	(44,695)			(41,448)
Bank premises and equipment	62,183			62,032
Other assets	164,697			166,070
Total assets	$4,972,332			$4,463,602

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024 versus September 30, 2023
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$920,232	0.84%	$5,807	$989,655	0.57%	$4,229	$(489)	$2,067	$1,578
Money market demand accounts	1,213,098	2.76	25,091	1,134,803	1.89	16,070	1,178	7,843	9,021
Time deposits	1,629,581	4.72	57,526	1,185,058	3.77	33,453	14,460	9,613	24,073
Other savings	327,471	1.71	4,191	324,499	1.36	3,298	30	863	893
Total interest-bearing deposits	4,090,382	3.02	92,615	3,634,015	2.10	57,050	15,179	20,386	35,565
Federal Home Loan Bank advances	—	—	—	84	3.18	2	(1)	(1)	(2)
Finance leases	2,238	2.92	49	2,269	3.24	55	(1)	(5)	(6)
Fed funds purchased	18	6.29	1	724	4.43	24	(35)	12	(23)
Total interest-bearing liabilities	4,092,638	3.02	92,665	3,637,092	2.10	57,131	15,142	20,392	35,534	62.20%
Non-interest bearing deposits	390,054			402,033
Other liabilities	42,392			35,404
Shareholders’ equity	447,248			389,073
Total liabilities and shareholders’ equity	$4,972,332			$4,463,602
Net interest income, on a tax equivalent basis			$115,356			$103,956	$6,444	$4,956	$11,400	10.97%
Net interest margin (4)		3.29%			3.33%
Net interest spread (5)		2.87%			3.03%

Notes:

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(2)
Loan fees of $11.3 million are included in interest income for the period ended September 30, 2024. Loan fees of $8.9 million are included in interest income for the period ended September 30, 2023.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,
	2024		2023
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	60,956	6.28%	49,116	5.61%
Origination and other fee income	4,444	0.46%	2,947	0.34%
Loan tax credits	679	0.07%	665	0.08%
Total	$66,079	6.81%	$52,728	6.03%

	Nine Months Ended September 30,
	2024		2023
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	170,734	6.15%	134,477	5.39%
Origination and other fee income	11,345	0.41%	8,868	0.35%
Loan tax credits	2,037	0.07%	1,995	0.08%
Total	$184,116	6.63%	$145,340	5.82%

Net interest margin for the nine months ended September 30, 2024 and 2023 was 3.29% and 3.33%, respectively. The decrease in net interest margin for the nine months ended September 30, 2024 compared to the prior year comparable period was primarily due to an increase in the cost of funds, partially offset by an increase in average interest earning asset balances and an increase in the yield earned on such assets. The net interest spread was 2.87% and 3.03% for the nine months ended September 30, 2024 and 2023, respectively, and was 2.94% and 2.81% for the three months ended September 30, 2024 and 2023, respectively. Net interest margin for the three months ended September 30, 2024 and 2023 was 3.39% and 3.18%, respectively. The increase in net interest margin for the third quarter of 2024 was primarily due to the increase in average interest earning asset balances and an increase in the yield earned on loans outpacing the increase in cost of funds as competitive pressures continued to improve in the third quarter of 2024. The yield on loans increased during the three and nine months ended September 30, 2024 when compared to the comparable periods in 2023 due to the higher rates charged on new loans and the repricing of a portion of the Bank's variable rate loan portfolio.

The direction and speed with which short-term interest rates move has an impact on our net interest income. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit decreased by 50 basis points as the Federal Reserve cut the target rate for the federal funds rate by 50 basis points on September 18, 2024.

If short term rates continue to decline, as the Company believes is likely to happen in the fourth quarter of 2024, the Company’s net interest margin and earnings could be negatively impacted if the yields on loans decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits or competitive pressures in our markets limiting our ability to reduce the rates we pay on deposits. However, if the Company is able to reprice its deposits more quickly than it reprices the rates it earns on loans in such a falling rate environment, the Company expects its net interest margin would expand.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and nine months ended September 30, 2024 totaled $41,015,000 and $115,036,000, respectively. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and nine months ended September 30, 2023 totaled $34,160,000 and $103,643,000, respectively.

The increase in net interest income for the three and nine months ended September 30, 2024 compared to the comparable periods in 2023 was primarily due to an increase in the volume of average interest earning assets, an increase in interest and fees on loans, an increase in interest earned on deposits with depository institutions, and an increase in interest and dividends earned on securities, partially offset by an increase in interest expense resulting from the increase in the cost of funds and an increase in the volume of average interest bearing deposits.

The ratio of average earning assets to total average assets for the three and nine months ended September 30, 2024 was 96.0% and 95.8%, respectively, compared to 95.4% and 95.3%, respectively, for the same periods in 2023.

Interest expense increased in the three and nine months ended September 30, 2024 when compared to the comparable periods in 2023 due to an increase in the average balance of our interest bearing deposits combined with competitive pressures in the second half of 2023 and first part of 2024 in the elevated short-term interest rate environment which required the Bank to raise rates paid on deposits. Also negatively impacting interest expense in the three and nine months ended September 30, 2024, was Bank's customers' continued shift of deposits from transaction and money market accounts to time deposit accounts. As competitive pressures have begun to ease in the second half of the third quarter of 2024, and the 50 basis point rate cut by the Federal Reserve in late September 2024 has taken effect, we have begun to lower interest rates on some of our deposit products and anticipate that we will be able to continue to lower the rates we pay on deposits for the remainder of 2024 and into 2025 as time deposits reprice; however, if the competitive pressures begin to rise once again, the Federal Reserve does not cut the federal funds rate any further or at the pace we are anticipating or loan growth outpaces deposit growth, the Bank may have to lower rates at a slower pace. Despite the expectation the Bank will be able to lower rates paid on deposits, we expect interest expense to continue to increase due to an increase in overall deposit balances.

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

The provision for credit losses-loans for the three and nine months ended September 30, 2024 was $3,563,000 compared to a provision of $1,641,000 and $5,681,000 for the three and nine months ended September 30, 2023, respectively. Significant loan growth in the third quarter and a single relationship downgrade during that quarter, partially offset by an improved economic outlook, contributed to management's decision in the third quarter of 2024 to record a provision of $3,563,000 after recording no provision in the first six months of 2024.

As discussed below under Financial Condition-Loans, loan growth was higher for the three and nine months ended September 30, 2024 compared to the same periods for 2023. Loan growth for the nine months ended September 30, 2024 was $393,851,000, while loan growth for the nine months ended September 30, 2023 was $379,987,000. For the three months ended September 30, 2024 loan growth was $231,968,000 compared to $117,297,000 for three months ended September 30, 2023.

There was a benefit to the provision for credit losses-off balance sheet exposures of $563,000 for the three and nine months ended September 30, 2024 compared to a benefit of $677,000 and $2,975,000 for the three and nine months ended September 30, 2023. A slight decline in unfunded balances for the first nine months of 2024 and an improved economic outlook in the third quarter of 2024 led to the release in the off balance sheet exposures in the third quarter of 2024.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the nine months ended September 30, 2024 and 2023:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

September 30, 2024
Residential 1-4 family real estate	$423	$34	$999,971	—%
Commercial and multi-family real estate	1,860	—	1,366,067	—
Construction, land development and farmland	788	17	899,767	—
Commercial, industrial and agricultural	19	(10)	127,249	(0.01)
1-4 family equity lines of credit	63	—	211,427	—
Consumer and other	410	(410)	105,115	(0.39)
Total	$3,563	$(369)	$3,709,596	(0.01)%
September 30, 2023
Residential 1-4 family real estate	$1,187	$19	891,510	—%
Commercial and multi-family real estate	1,769	—	1,123,136	—
Construction, land development and farmland	1,400	17	935,793	—
Commercial, industrial and agricultural	119	1	124,823	—
1-4 family equity lines of credit	312	—	168,544	—
Consumer and other	894	(830)	97,201	(0.85)
Total	$5,681	$(793)	$3,341,007	(0.02)%

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

There was no provision for credit losses on available-for-sale securities for the three and nine months ended September 30, 2024 and 2023, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,116	$2,065	$51	2.47%	$6,102	$5,844	$258	4.41%
Brokerage income	2,107	1,738	369	21.23	6,425	4,962	1,463	29.48
Debit and credit card interchange income, net	2,014	2,018	(4)	(0.20)	6,622	6,476	146	2.25
Other fees and commissions	386	382	4	1.05	1,170	1,075	95	8.84
Income on BOLI and annuity contracts	466	426	40	9.39	1,483	1,372	111	8.09
Gain on sale of loans	637	628	9	1.43	2,262	1,994	268	13.44
Mortgage servicing income (loss), net	(2)	3	(5)	(166.67)	1	7	(6)	(85.71)
Loss on sale of fixed assets	(11)	(7)	(4)	(57.14)	(214)	(55)	(159)	(289.09)
Gain (loss) on sale of securities, net	(1,414)	—	(1,414)	(100.00)	(1,732)	3	(1,735)	(57,833.33)
Loss on sale of other assets	(1)	(6)	5	83.33	(4)	(7)	3	42.86
Other income (loss)	84	(42)	126	300.00	140	40	100	250.00
Total non-interest income	$6,382	$7,205	$(823)	(11.42%)	$22,255	$21,711	$544	2.51%

The decrease in non-interest income for the three months ended September 30, 2024 when compared to the comparable period in 2023 is primarily attributable to an increase in loss on sale of securities, partially offset by an increase in brokerage income. The increase in non-interest income for the nine months ended September 30, 2024 was primarily attributable to an increase in brokerage income, an increase in service charges on deposit accounts, and an increase in gain on sale of loans, partially offset by an increase in the loss on sale of securities and a loss on sale of fixed assets.

The increase in brokerage income for the three and nine months ended September 30, 2024 compared to the comparable time periods in 2023 was primarily due to multiple client acquisitions, the completion of estate planning cases, and an increase of overall market share in our market areas as well as the positive performance of financial markets.

The increase in gain on sale of loans for the nine months ended September 30, 2024 compared to the comparable time period in 2023 was primarily due to the declining mortgage interest rate market positively impacting the fair value of our interest rate lock commitments.

The increase in service charges on deposit accounts for the nine months ended September 30, 2024 compared to the comparable time period in 2023 was primarily due to an increase in overdraft fees as a result of an increase in transaction volume.

The increase in loss on sale of securities for the nine months ended September 30, 2024 compared to the comparable time period in 2023 was due to management's decision in the third quarter of 2024 to take advantage of favorable market conditions and restructure the securities portfolio in an attempt to improve the Bank's positioning relative to interest rate risk. This restructuring included the sale of approximately $86.5 million of available-for-sale securities that were in a loss position for a net loss of $1.4 million and the reinvestment of a portion of the net proceeds in higher yielding securities. The Company also sold $2.5 million of investment securities in the second quarter of 2024 for a net loss of $318,000.

The loss on sale of fixed assets for the nine months ended September 30, 2024 was primarily due to write-offs associated with the closure of our leased Wal-Mart branch that we closed on January 13, 2024.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$17,889	$15,328	$2,561	16.71%	$51,344	$45,474	$5,870	12.91%
Occupancy expenses, net	1,503	1,532	(29)	(1.89)	4,260	4,475	(215)	(4.80)
Advertising & public relations expense	872	910	(38)	(4.18)	2,453	2,607	(154)	(5.91)
Furniture and equipment expense	774	796	(22)	(2.76)	2,276	2,447	(171)	(6.99)
Data processing expense	2,432	2,228	204	9.16	7,154	6,477	677	10.45
Directors’ fees	183	174	9	5.17	548	493	55	11.16
FDIC insurance	721	1,209	(488)	(40.36)	2,349	2,281	68	2.98
Audit, legal & consulting expenses	438	489	(51)	(10.43)	1,143	1,157	(14)	(1.21)
Other operating expenses	3,209	2,990	219	7.32	9,039	8,526	513	6.02
Total non-interest expense	$28,021	$25,656	$2,365	9.22%	$80,566	$73,937	$6,629	8.97%

The increase in non-interest expense for the three and nine months ended September 30, 2024 when compared to the comparable period in 2023 is primarily attributable to increases in salaries and employee benefits, increases in data processing expenses, and an increase in other operating expenses, partially offset by reduced occupancy expenses, furniture and equipment expenses, and advertising and public relations expenses. Also offsetting a portion of the increase in non-interest expense for the three months ended September 30, 2024 was a decrease in FDIC insurance costs.

Salaries and employee benefits increased for the three and nine months ended September 30, 2024 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations, an increase in incentives and commissions paid due to the increase in loan volume and a large investment relationship obtained, and a one-time company-wide employee bonus triggered by the Bank reaching an asset milestone.

Data processing expenses increased in the three and nine months ended September 30, 2024 due to implementation of a new small business online solution, enhanced treasury management solution, and an increase in the number of customers using digital services. The Company anticipates that data processing expenses will continue to increase as the Company’s operations grow, the demand for digital products and services from customers increases, and the cyber threat environment grows.

The increase in other operating expenses for the three and nine months ended September 30, 2024 compared to the comparable periods in 2023 was primarily due to costs associated with a new employee development program, including employee engagement activities. Also contributing to the increase for the nine months ended September 30, 2024 were increased mailing costs associated with the mailing of account change notices and the Company's annual report to shareholders.

The decrease in occupancy expenses for the three and nine months ended September 30, 2024 was primarily due to the closure of our leased Wal-Mart branch that we closed on January 13, 2024.

The decrease in furniture and equipment expense for the three and nine months ended September 30, 2024 was primarily due to a decrease in depreciation expense which resulted from the full depreciation of the Company's operations building equipment and Cool Springs branch equipment.

The decrease in advertising and public relations expense for the three and nine months ended September 30, 2024 was primarily due to the competitive rate environment experienced in 2023, which caused the Bank to increase marketing efforts focused on driving deposit growth.

FDIC insurance expense decreased in the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 due to a change in the Bank's assessment rate.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the nine months ended September 30, 2024 and 2023 was 58.68% and 58.98%, respectively. The efficiency ratio for the three months ended September 30, 2024 and 2023 was 59.12% and 62.02%, respectively. The improvement in the efficiency ratio for the nine months ended September 30, 2024 compared to the comparable period in 2023 was primarily due to the increases in net interest income and non-interest income outpacing the increase in non-interest expense. The improvement in the efficiency ratio for the three months ended September 30, 2024 compared to the comparable period in 2023 was primarily due to the increase in net interest income outpacing the increase in non-interest expense.

Income Taxes

The Company’s income tax expense was $12,042,000 for the nine months ended September 30, 2024, an increase of $1,088,000 over the comparable period in 2023. The percentage of income tax expense to net income before taxes was 22.41% and 22.49% for the nine months ended September 30, 2024 and 2023, respectively. The Company's income tax expense for the three months ended September 30, 2024 was $3,665,000, an increase of $399,000 compared to the three months ended September 30, 2023. The percentage of income tax expense to net income taxes was 22.38% and 22.15% for the three months ended September 30, 2024 and 2023, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as share based compensation, bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $405,435,000, or 8.37%, to $5,251,911,000 at September 30, 2024 from $4,846,476,000 at December 31, 2023. Loans, net of allowance for credit losses, totaled $3,941,332,000 at September 30, 2024, an 11.00% increase compared to $3,550,675,000 at December 31, 2023. In 2024, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus. Total liabilities increased by 7.95% to $4,768,428,000 at September 30, 2024 compared to $4,417,071,000 at December 31, 2023.

Loans

The following details the loans of the Company at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$1,092,678	27.29%	$959,218	26.58%	$133,460	13.91%
Commercial and multi-family real estate	1,489,823	37.23	1,313,284	36.39	176,539	13.44
Construction, land development and farmland	944,946	23.60	901,336	24.98	43,610	4.84
Commercial, industrial and agricultural	133,451	3.33	127,659	3.54	5,792	4.54
1-4 family equity lines of credit	231,108	5.77	202,731	5.62	28,377	14.00
Consumer and other	111,318	2.78	104,373	2.89	6,945	6.65
Total loans before net deferred loan fees	$4,003,324	100.00%	$3,608,601	100.00%	$394,723	10.94%

Overall, the Bank's loan demand and related new loan production continued to increase throughout the Bank's markets in the third quarter of 2024, yielding a year-to-date total loan growth net of deferred loan fees of 10.95%. Total loan growth net of deferred loan fees for the first nine months of 2024 was $393,851,000, with $231,968,000 of that growth occurring in the third quarter. Contributing to the Company's loan growth in the first nine months of 2024 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. The Company anticipates that loan growth for the second half of 2024 will exceed the loan growth experienced in the first half of 2024.

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

The allowance for credit losses for loans represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses for loans is based on the loan's amortized cost basis, excluding accrued interest receivables, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through quarterly discounted cash flow modeling of the loan portfolio which considers lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.

Our allowance for credit losses for loans at September 30, 2024 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. The allowance for credit losses for loans (net of charge-offs and recoveries) increased to $48,042,000 at September 30, 2024 from $44,848,000 at December 31, 2023, due to significant loan growth in the third quarter and a single relationship downgrade, partially offset by an improved economic outlook, which contributed to management's decision in the third quarter of 2024 to record a provision of $3,563,000 after recording no provision in the first six months of 2024. The allowance for credit losses for loans was 1.20% of total loans outstanding at September 30, 2024 compared to 1.25% at December 31, 2023. The internally classified loans as a percentage of the allowance for credit losses for loans were 98.5% and 13.2% respectively, at September 30, 2024 and December 31, 2023. This increase was primarily due to the credit downgrades and deterioration in payment performance of a few large borrowers.

The following schedule provides an allocation of the allowance for credit losses for loans by portfolio segment for the Company as of September 30, 2024 and December 31, 2023:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2024
Residential 1-4 family real estate	$9,222	27.3%	$1,092,678	0.84%
Commercial and multi-family real estate	19,282	37.2	1,489,823	1.29
Construction, land development and farmland	14,832	23.6	944,946	1.57
Commercial, industrial and agricultural	1,542	3.3	133,451	1.16
1-4 family equity lines of credit	1,872	5.8	231,108	0.81
Consumer and other	1,292	2.8	111,318	1.16
Total	$48,042	100.0%	4,003,324	1.20
Net deferred loan fees			(13,950)
			$3,989,374	1.20%
December 31, 2023
Residential 1-4 family real estate	$8,765	26.6%	$959,218	0.91%
Commercial and multi-family real estate	17,422	36.4	1,313,284	1.33
Construction, land development and farmland	14,027	25.0	901,336	1.56
Commercial, industrial and agricultural	1,533	3.5	127,659	1.20
1-4 family equity lines of credit	1,809	5.6	202,731	0.89
Consumer and other	1,292	2.9	104,373	1.24
Total	$44,848	100.0%	3,608,601	1.24
Net deferred loan fees			(13,078)
			$3,595,523	1.25%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible as of the measurement date. The allowance for credit losses for loans as a percentage of total loans outstanding at September 30, 2024, net of deferred fees, decreased from the year ended December 31, 2023. The decrease was primarily due to an improved economic outlook for GDP, unemployment, and home prices as mentioned above.

We measure expected credit losses over the life of each loan utilizing two methods. For residential 1-4 family, commercial and multi-family real estate, construction and land development, commercial and industrial, 1-4 family equity lines of credit, municipal, and certain other loan types, we use discounted cash flow models which measure probability of default and loss given default. For farmland, agricultural, credit cards, auto, and other consumer loans we use the remaining life method to estimate credit losses. The measurement of expected credit losses for loan segments utilizing discounted cash flow is impacted by certain macroeconomic variables. Models are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.

In estimating expected credit losses as of September 30, 2024, we utilized then available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody's Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annualized quarterly growth rates in the range of 1.9% to 2.2%; (ii) a U.S. unemployment rate in the range of approximately 4.0% to 4.2%; and (iii) a Home Price Index annualized quarterly growth rates in the range of approximately 1.0% to 3.2%.

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

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs decreased to $369,000 for the nine months ended September 30, 2024, compared to net charge-offs of $793,000 for the same period in 2023. The ratio of net charge-offs to average total outstanding loans was 0.01% for the nine months ended September 30, 2024 compared to 0.02% for the nine months ended September 30, 2023. Net charge-offs for the three months ended September 30, 2024 and 2023 were $182,000 and $303,000, respectively. Overall, the Bank experienced minimal charge-offs during the three and nine months ended September 30, 2024 and it is expected that charge-offs will continue to be modest for the remainder of 2024; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased $563,000 from December 31, 2023 to $2,584,000 at September 30, 2024 as a result of a decrease in our off-balance sheet commitments and an increase in our unconditionally cancellable commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors to determine the adequacy of the allowance for credit losses. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at September 30, 2024 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $12,974,000, or 1.60%, to $824,055,000 at September 30, 2024 from $811,081,000 at December 31, 2023. The increase is primarily due to the purchase of $124,927,000 in new available-for-sale securities and an increase in the fair value of our available-for-sale securities of $26,365,000 as a result of favorable movement in interest rates, partially offset by the sale of $88,986,000 of securities discussed above and the run-off of our declining balance securities of $45,203,000. As mentioned above, management decided to restructure a portion of the securities portfolio in the third quarter of 2024. The restructuring involved the purchase of approximately $40,982,000 in new securities and the sale of approximately $86,515,000 in securities, both of which are included in the purchase and sale figures above. The average yield, excluding tax equivalent adjustment, of the securities portfolio at September 30, 2024 was 2.40% with a weighted average life of 7.06 years, as compared to an average yield of 2.33% and a weighted average life of 8.25 years at December 31, 2023. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment decreased $603,000, or 0.97%, from December 31, 2023 to September 30, 2024. The primary reason for the decrease was due to current year depreciation of $3,008,000 and write-offs due to the closure of a leased branch office location, partially offset by the purchase of equipment and furniture and fixtures, and the remodeling of several branches.

Deposits and Other Liabilities

Deposits increased by $339,475,000, or 7.77%, in the first nine months of 2024 due to a strategic focus on growing customers by utilizing deposit promotions. Included in deposits at September 30, 2024 were $19,140,000 in brokered deposits, compared to $69,135,000 at December 31, 2023. The decrease in brokered deposits from December 31, 2023 to September 30, 2024 was the result of management's decision to not renew some brokered deposits when they matured, as the Company has been able to grow lower cost core deposits.

The average balance and weighted average interest rate paid for deposit types for the quarters ended September 30, 2024, December 31, 2023 and September 30, 2023 are detailed in the following schedule:

	September 30, 2024		December 31, 2023		September 30, 2023
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$404,299	—%	$392,633	—%	$406,121	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	922,162	0.91	935,651	0.69	962,195	0.65
Money market demand accounts	1,245,965	2.87	1,089,519	2.44	1,062,736	2.31
Time deposits	1,694,899	4.76	1,503,234	4.46	1,380,133	4.21
Other savings	327,020	1.73	316,335	1.66	317,958	1.59
Total interest-bearing deposits	4,190,046	3.11%	3,844,739	2.74%	3,723,022	2.52%
Total deposits	$4,594,345	2.84%	$4,237,372	2.48%	$4,129,143	2.28%

At September 30, 2024 and December 31, 2023, we estimate that we had approximately $1.4 billion and $1.2 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 29% of our total deposits exceeded the FDIC deposit insurance limits at September 30, 2024. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $166,404,000, or 3.54% of total deposits, at September 30, 2024, compared to $104,204,000, or 2.39% of total deposits, at December 31, 2023.

Principal maturities of certificates of deposit and individual retirement accounts at September 30, 2024 are as follows:

In Thousands
Maturity
2024	$532,908
2025	1,039,300
2026	121,629
2027	44,867
2028	16,238
Thereafter	4,729
$1,759,671

The increase in total liabilities since December 31, 2023 was composed of a $339,475,000, or 7.77%, increase in total deposits and an $11,882,000, or 23.78%, increase in accrued interest and other liabilities. The increase in total deposits since December 31, 2023 was primarily attributable to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. The increase in accrued interest and other liabilities since December 31, 2023 was primarily attributable to an increase in interest payable on deposits and an increase in employee bonus payable, partially offset by a decrease in reserve for off-balance sheet commitments.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at September 30, 2024 totaled $5,905,000, an increase of $4,496,000 from $1,409,000 at December 31, 2023. The increase in non-performing loans during the nine months ended September 30, 2024 is primarily due to one commercial real estate loan, one 1-4 family equity line of credit, and one residential 1-4 family real estate loan, all of which are on non-accrual status as of September 30, 2024. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended September 30, 2024 and December 31, 2023 was 0.11% and 0.03%, respectively.

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

At September 30, 2024 the Company had a recorded investment in collateral dependent loans totaling $37,751,000, an increase of $32,913,000 from a recorded investment in collateral dependent loans totaling $4,838,000 at December 31, 2023. The increase during the nine months ended September 30, 2024 as compared to December 31, 2023 is primarily due to the deterioration in payment performance and downgrade of a few large borrowers for which we believe the majority of the loans to be well-collateralized. Management has developed and continues to execute performance improvement plans on these relationships and is working to mitigate the credit risk of the loans in order to reduce our potential exposure to credit losses. As of September 30, 2024, a $402,000 valuation allowance was recorded on collateral dependent loans due to one loan relationship. As of December 31, 2023, no valuation allowance was recorded on collateral dependent loans. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

At September 30, 2024, as a result of the downgrade of a few large borrowers mentioned above, our internally classified loans increased $41,400,000, or 701.69%, to $47,300,000 from $5,900,000 at December 31, 2023. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Management continues to develop and execute performance improvement plans with these select few borrowers and continues to believe these loans are well collateralized. If economic uncertainty remains in the market, or management's performance improvement plan proves to be unsuccessful, our classified loan balances could increase further.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 11.65% at September 30, 2024 and 13.09% at December 31, 2023. The decrease in our liquidity ratio is primarily attributable to a decrease in liquid assets as a result of an increase in the dollar amount of our available-for-sale securities that we have pledged to secure certain of our customers' deposits.

The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source of liquidity. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At September 30, 2024, the Company’s liquid assets totaled $612.0 million, a decrease from $634.0 million at December 31, 2023, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at September 30, 2024. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of September 30, 2024, the Company had available approximately $118.8 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $518.6 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At September 30, 2024, securities totaling approximately $52.6 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2024, loans totaling approximately $1.3 billion either will become due or will be subject to rate adjustments within twelve months from that date.

As for liabilities, at September 30, 2024, certificates of deposit of $250,000 or greater totaling approximately $643.9 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee (ALCO) meets quarterly to analyze the interest rate shock ("IRR") simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a neutral interest-rate risk position as of September 30, 2024, though the Company’s net interest margin and earnings could be negatively impacted if short term interest rates continue to decline, which is the Company's current expectation, and the Company's yields on loans decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits. Alternatively, if short-term rates remain elevated, or begin to rise again, and competitive pressures in the Company's market areas or funding needs force the Company to increase deposit rates faster than it is able to increase yields on loans, the Company's net interest margin and earnings could be negatively impacted. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2024, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(0.09)%	(1.38)%	(0.87)%	(2.69)%	(5.65)%	(8.86)%
EVE	(15.25)%	(6.31)%	(1.19)%	(2.08)%	(5.17)%	(9.14)%

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

In addition to the ALCO, the Audit Committee and the Risk Oversight Committee, as well as the Chief Risk Officer are all responsible for the “risk management framework” of the Company. The ALCO meets monthly and the Audit and Risk Oversight Committees meet quarterly, with the authority to convene additional meetings, as circumstances require.

Off Balance Sheet Arrangements

At September 30, 2024, we had unfunded loan commitments outstanding of $1,126,833,000 and outstanding standby letters of credit of $103,322,000, compared to $1,010,899,000 and $106,420,000, respectively, at December 31, 2023. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2024, total shareholders’ equity was $483,483,000, or 9.21% of total assets, which compares with $429,405,000, or 8.86% of total assets, at December 31, 2023. The dollar increase in shareholders’ equity during the nine months ended September 30, 2024 is the result of the net effect of $842,000 related to stock option compensation, restricted share awards, restricted share units, and performance share units, the Company’s net earnings of $41,591,000, proceeds from the issuance of common stock related to exercise of stock options of $81,000 and a decrease of $19,474,000 in unrealized losses on investment securities (described elsewhere in this report), net of applicable income taxes of $6,891,000. Also included was $92,000 of net earnings attributable to Encompass. The increase in shareholders' equity was partially offset by cash dividends declared of $20,552,000, net of $14,731,000 reinvested under the Company’s dividend reinvestment plan, and the $2,181,000 repurchase of common stock from a limited number of the Company's shareholders that occurred in the second quarter of 2024.

Share Repurchase Program

On October 28, 2024, the Company's board of directors authorized a share repurchase program for up to $4.0 million of the Company's outstanding common stock. The authorization for this program remains in effect through March 31, 2025. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of the management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. As of the date of this filing, the Company has not repurchased any shares of its common stock under its share repurchase program.

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

There have been no material changes in reported market risks during the nine months ended September 30, 2024.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Disclosure

During the quarter ended September 30, 2024, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 8, 2024	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 8, 2024	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)