Form 10-K
period 2024-12-31
WILSON BANK HOLDING CO
filed 2025-02-28
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $810,125,194.40. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $73.10 per share.

Shares of common stock, $2.00 par value per share, outstanding on February 28, 2025 were 11,992,818.

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Portions of the Registrant’s Proxy Statement to be filed relating to the Registrant’s Annual Meeting of Shareholders to be held on April 24, 2025 (the “2025 Annual Meeting of Shareholders”) are incorporated by reference into Items 10, 11, 12, 13 and 14.

PART I

Item 1. Business.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

General

Wilson Bank Holding Company (the “Company”) is a bank holding company that was incorporated on March 17, 1992 under the laws of the State of Tennessee. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Wilson Bank and Trust (the “Bank”) and act as a one-bank holding company. On November 17, 1992, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of an agreement and plan of share exchange. The Bank is the only direct subsidiary of the Company. The Bank also holds an ownership interest in Encompass Home Loan Lending, LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by Wilson Bank and 49% owned by two home builders operating in Wilson Bank's market areas.

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on February 28, 2025, had the following full service banking offices located in the following Tennessee counties:

Tennessee County	Number of Full Service Banking Offices
Davidson	4
DeKalb	2
Putnam	1
Rutherford	5
Smith	2
Sumner	3
Trousdale	1
Williamson	2
Wilson	10
Total	30

The Company's management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, Putnam County and Williamson County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. In addition, the Bank expects to open a full service banking office location in Hamilton County late in the first quarter or early in the second quarter of 2025 and, as described elsewhere in this Annual Report on Form 10-K, has entered into an agreement to acquire certain assets and assume certain liabilities of a branch office of another bank located in Putnam County, Tennessee. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust, and through a relationship with a third-party investment advisory firm, brokerage services to its customers. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would reasonably be expected to have a material adverse effect on the business of the Bank.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans, while expanding into other counties in and around middle Tennessee in Lebanon, Tennessee as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2024, the Company reported net earnings of approximately $56.530 million and at December 31, 2024 it had total assets of approximately $5.359 billion.

Products and Services

Lending Services. Through the Bank, the Company offers a full range of lending products, including commercial, real estate and consumer loans to individuals, businesses and professional entities. The Bank competes for these loans with competitors who are also well established in the Bank’s geographic markets as well as other non-depository institution lenders that are subject to less regulation than the Bank.

The Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. These legal limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. In addition to the legal lending limits, the Bank also has internal loan limits that serve to limit the amounts that the Bank can lend to any one borrower or group of affiliated borrowers.

The principal economic risk associated with each category of loans that the Bank has made or may in the future make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, business, suppliers and employees. Many of the Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness or periods of increased inflation, these businesses may be more rapidly and more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for credit losses.

The Bank's commercial clients borrow for a variety of purposes. The terms of these loans (which include, among others, equipment loans and working capital loans) will vary by purpose and by type of underlying collateral, if any. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. The Bank also makes a variety of commercial real estate loans, including loans secured by investment properties and business loans secured by real estate.

The Bank also makes a variety of loans secured and unsecured to individuals for personal, family, investment and household purposes, including installment and term loans, lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit. The Bank also offers credit cards for consumers and businesses directly.

Deposit Services. The Bank seeks to establish a broad base of core deposits, including savings, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through the IntraFi Deposit Network. The Bank is focused on attracting operating accounts and other core deposits while also lowering its cost of funds. Rates paid on such deposits vary across geographic markets and deposit categories due to different market competition, products and services, deposit size, and other services rendered. The Bank acts as a depository for many state and local governments, government agencies, education systems and power and utility organizations. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of the Bank’s investment securities or a letter of credit.

To attract deposits, the Bank employs a reputation management plan within its geographic markets based on relationship banking. These plans feature broad product lines, competitive pricing, and services it believes will support clients' growth. The Bank believes that its ability to gather deposits is enhanced by the comprehensive relationships its directors and bankers have built with the businesses and individuals who live and do business in the Bank’s various markets. The primary sources of deposits are businesses, their owners and employees along with individuals interested in a comprehensive banking relationship in the Bank’s geographic markets.

Additionally, the Bank offers its targeted small business and commercial clients a comprehensive array of treasury management services. The Bank's treasury management services include, among other services, remote deposit services, which allow electronic deposits to be made from the client's place of business, online wire origination, enhanced ACH origination services, positive pay, zero balance and sweep accounts, automated bill pay services, electronic receivables processing, lockbox processing, merchant card acceptance services, small business and commercial credit cards corporate purchasing cards and virtual accounting/deposit escrow solutions.

Mortgage Banking Services. The Bank originates mortgage loans throughout its geographic footprint as well as through purchases from correspondents. Mortgage loans are typically sold in the secondary market. Mortgage banking has provided the Bank a source of noninterest income and referrals for other banking services including home equity lines of credit and deposit products.

Investment, Trust and Insurance Services. The Bank contracts with Raymond James Financial Services, Inc. ("RJFS"), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public through associates who are employed by both the Bank and RJFS. RJFS is a subsidiary of Raymond James Financial, Inc.

The Bank offers, through RJFS, non-FDIC insured investment products to help clients achieve their financial objectives within their risk tolerances. The brokerage and investment advisory program offered by RJFS complements the Bank's general banking business and further supports its business philosophy and strategy of delivering to the Bank’s clients a comprehensive array of products and services that meet their financial needs. Pursuant to its contract, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and the Bank. The Bank receives a percentage of commission credits and fees generated by the program. The Bank remains responsible for various expenses associated with the program, including furnishings, equipment and promotional expenses and general personnel costs, including commissions paid to licensed brokers.

Financial and Statistical Information

The Company’s audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Part II, Item 8 of this report contain certain financial and statistical information.

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

In August 2024, the FDIC issued a proposed rule that seeks to eliminate an exemption to its regulatory filing requirements related to acquisitions of voting securities of depository institution holding companies, which rules, if adopted, would require change in bank control filings associated with bank holding company securities to be made with, and approved by, the FDIC in addition to the FRB.

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

On July 30, 2024, the FDIC proposed a rule that would amend the current rules governing brokered deposits. The proposed rule would, among other things, (i) amend the definition of "deposit broker"; (ii) eliminate the exclusive deposit placement arrangement exception; (iii) eliminate the enabling transactions designated business exception; (iv) revise the "25 percent test" designated business exception for a primary purpose exception to be available only to broker-dealer and investment advisers and only if less than 10% of the total assets that the broker-dealer or investment adviser has under management for its customers is placed at one or more insured depository institutions; (v) revise the interpretation of the primary purpose exception to consider the third party intent in placing customer funds at a particular insured depository institution; (vi) allow only insured depository institutions to file notices and applications for primary purpose exceptions; and (vii) clarify how an insured depository institution that loses its "agent institution" status regains that status. The Bank is currently evaluating the effect of the proposed rule on the Bank were it to be adopted as a final rule and monitoring the status of this rulemaking which may be impacted by the recent change in the Presidential administration.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV” or the “Basel III Endgame.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as seeking to make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal sought to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would have required banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. Even though because of their size, these rules would not directly apply to the Company or the Bank, regulators may have sought to improve elements of the changes on the Company or the Bank through the regulatory oversight process. The comment period for these proposed changes ended in the first quarter of 2024 and the proposed rule changes have not yet been finalized. As a result of the recent change in the Presidential administration, we believe the regulatory agencies may re-propose a modified version of the proposed rules that would remove most of the Basel III Endgame changes on the $100 billion to $250 billion asset sized banks, but as of the date of this Annual Report on Form 10-K no re-proposed rules have been issued.

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

Pursuant to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), lenders, like the Bank, were given the option to defer the implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”) until 60 days after the declaration of the end of the public health emergency related to the COVID-19 pandemic or December 31, 2020, whichever came first. The Coronavirus Relief Act subsequently gave lenders the option to further defer the implementation of CECL until January 1, 2022. In addition, the Securities and Exchange Commission (“SEC”) staff has stated that opting to delay the implementation of CECL shall be considered to be in accordance with generally accepted accounting principles. As a result, the Bank elected to delay implementation of CECL until January 1, 2022.

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

The Bank’s deposit operations are also subject to federal regulation, including the following:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services;
•
the Truth in Savings Act, which requires depository institutions to disclose the terms of deposit accounts to consumers;
•
the Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and
•
the Check Clearing for the 21st Century Act (“Check 21”), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require, banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

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

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (the "BSA") and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The Patriot Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs to include risk-based procedures for conducting ongoing customer due diligence. In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections. The Bank currently has policies and procedures in place designed to comply with the Patriot Act, the BSA and the other regulations targeting terrorism and money laundering, and it will modify these policies and procedures as necessary to comply with the changes reflected in the AMLA and its future implementing regulations. In July 2024, federal banking regulatory agencies issued proposed rules that would revise each agency’s rules for anti-money laundering and countering the financing of terrorism. These proposed rules were meant to align with rule changes proposed by the U.S. Treasury to its AML/CFT rules. These rule changes, if they become effective, would require the Bank to implement additional compliance measures.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020, however in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. On October 24, 2023, the OCC, FRB and FDIC issued a final rule that the regulators believe will strengthen and modernize regulations implementing the CRA. The stated key objectives of the rule are to (1) strengthen the achievement of the core purpose of the CRA, (2) adapt to changes in the banking industry, including the expanded role of mobile and online banking, (3) provide greater clarity and consistency in the application of CRA regulations, (4) tailor performance standards to account for differences in bank size, business models and local conditions, (5) tailor data collection and reporting requirements and use existing data whenever possible, (6) promote transparency and public engagement, (7) confirm that CRA and fair lending responsibilities are mutually reinforcing and (8) promote a consistent regulatory approach that applies to banks regulated by all three agencies. This final rule had an initial effective date of April 1, 2024 though there is a multiyear phase-in period, though the federal banking regulators issued a final supplemental rule in March 2024 extending the applicability date of the facility-based assessment areas and public file provisions of the final rule from April 1, 2024 to January 1, 2026. Because of the Bank’s asset size it will be evaluated for compliance with the new rule under each of the rules four tests – the retail lending test, the retail services and products tests, a community development financing test and a community development services test. Among other things, the new rule expands those assessment areas where the Bank’s activities will be tested for compliance with the rules to include areas where the Bank may not have a physical presence but nonetheless engages in activity as a result of online banking activities. The Company is evaluating the impact of the changes within these new rules on its operations and the potential impact to its financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. In addition, the rule is the subject of ongoing legal challenges that create uncertainty regarding when the rule will ultimately be effective, what elements of the rule change will survive legal challenge and the ultimate impact on the Company of the rule change.

On September 17, 2024, the FDIC approved a final Statement of Policy on Bank Merger Transactions addressing the scope of transactions subject to FDIC approval, the FDIC's process for evaluating merger applications, and the principles that guide the FDIC's consideration of the applicable statutory factors as set forth in the Bank Merger Act.

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

Under President Biden's administration, examination and enforcement by the state and federal banking agencies, including the CFPB, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations increased and became more intense, though we currently expect the CFPB's oversight and enforcement priorities may change over the next few years under the new Presidential administration. If heightened regulatory concerns persist in these areas, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community or other assessments areas. Under President Biden's administration, federal banking regulators significantly increased their focus on compliance by banks with existing regulations, including those that seek to prevent unfair and deceptive trade practices, including a focus on deposit and other service charges and fees banks charge customers who overdraw their accounts or have checks or other items presented when a customer’s account does not have sufficient funds to cover those checks or other items. Should the banking regulatory agencies' focus on these areas persist, the Bank may incur increased costs and record lower levels of noninterest income associated with service charges on deposit accounts.

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

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company’s business may be affected by any new regulation or statute or change in applicable rules or regulations, though we do expect that the Trump administration will seek to implement a regulatory reform agenda that is significantly different from that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Even if modifications are enacted to existing or proposed regulations, including raising certain assets thresholds above those currently in place, the Company may continue to face enhanced scrutiny from its regulators who may expect it to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of the Company’s operations.

Competition

The banking business is highly competitive. The Company’s primary market areas consist of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner, Putnam, Williamson and Hamilton Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, private equity firms, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and non-bank lending companies. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can. Continued consolidation in the financial services industry has contributed to increases in the number of large competitors the Company faces in its markets. Some of the Company’s competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of its larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level and by being more responsive to customers than some of its larger competitors. The Company does not experience significant seasonal trends in its operations.

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

Human Capital

As of February 26, 2025, the Company and the Bank collectively employed 596 full-time equivalent employees. As an independent, community-based bank, the Bank strives to provide friendly, professional, personal service from a caring staff, while offering an extensive assortment of financial services to its customers. As such, the Bank’s employees are central to the successful execution of its business strategy.

The Bank strives to recruit, attract and retain employees and future leaders whose skills and experience advance the mission of the Bank. The Bank's Human Resources Department works closely with its Training Department, managers and mentors to ensure a positive start for new employees. With regard to talent development, the Bank works to identify future leaders within the Bank to develop the skills necessary for career growth. The Bank is committed to professional development for all of its employees through internal and external training programs, mentorships and dedicated leadership workshops. The Bank has also established career development tracks for each specific role in the organization. These tracks outline the progression paths and growth opportunities available within the Bank and chart a course for employees' professional development. In 2024, an employee engagement survey was conducted with a response rate of 87%. The survey resulted in an employee engagement score of 88% and an employee satisfaction rate of 88%. Although these are considered strong scores by industry observers, the Bank continually works to improve its relations with its employee and those employees’ experiences. In 2024, the Bank's retention rate was 88%.

The Bank strives to hire, train and develop a workforce made up of associates that believe they are treated fairly because it believes doing so allows it to better meet the financial needs of the communities the Bank serves. The Bank believes that all employees should feel a sense of belonging where they work and that collaboration among employees of various backgrounds improves the day-to-day experience of all of its employees.

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

Serving the needs of all of the members of the Company’s communities also remains a vital part of the Bank’s and the Company’s mission. Besides continuing its annual donations, fundraising and sponsorships in 2024, the Bank’s departments and employees were able to support local nonprofit organizations of their choosing through the We Believe Together giving program – including hundreds of hands-on volunteer hours with the recipient organizations that could permit them. The Bank created the We Believe Together Program in 2017 as a way for employees to contribute work hours and earn matching contribution funds from the Bank for local charities. The Bank also actively participates in the School Bank Program which allows elementary students to become familiar with banking at a young age. The Company also sponsors popular community events in its market areas, including the annual Southern Home & Garden Expo and the Wilson County Fair.

Environmental Matters

There is an increasing concern among individuals and governments over the risks of a changing climate and extreme weather events and related environmental sustainability and the Company’s management and board is continuing to monitor developments in this area and evaluate those things that the Company can do to aid in addressing these concerns. To date, the Company has taken steps to reduce the amount of paper it uses by encouraging clients to receive digital statements. The use of e-signatures by clients has also increased in recent years, further reducing the amount of paper that the Company utilizes in its operations. Expansion of online and digital banking tools in recent years has allowed the Bank to further reduce the number of trips that customers have to make in person to branch locations. These digital and online offerings include remote deposit and mobile banking applications that allow customers to deposit checks without the need for physical delivery to the Bank’s branches.

In addition, the Bank's operations center contains many environmentally friendly features, including solar panels, LED motion-activated lighting and an HVAC computer-controlled system.

Information about our Executive Officers

The following information regarding the Company’s executive officers is included in Part I of this report in lieu of being included in the Company’s definitive proxy materials to be filed in connection with the Company’s 2025 Annual Meeting of Shareholders.

John McDearman (55) – Mr. McDearman is President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President of the Bank and from January 2018 to January 1, 2020, he served as President of the Bank. Prior to joining the Bank in 1998, he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, Tennessee, a position he held from 1994 to 1998. Mr. McDearman also serves on the Boards of Directors of the Company and the Bank, including as the Chairman of the Bank’s Board of Directors.

John Foster (52) – Mr. Foster joined the Bank in January 1998. He has held positions in branch administration and consumer lending. From August 2017 to July 2018, Mr. Foster served as Senior Vice President/Head of Consumer Lending for the Bank, after having served as a Senior Vice President of the Bank from January 2013 to August 2017. From July 2018 to April 2019, he served as Executive Vice President/Small Business & Consumer Lending for the Bank. From April 2019 to January 1, 2020, he served as the Bank’s Executive Vice President/Chief Consumer/Commercial Banking Officer. Currently, he serves as President of the Bank, a position he has held since January 1, 2020.

Kayla Hawkins (37) - On March 1, 2024, Kayla Hawkins was appointed the Chief Financial Officer of Wilson Bank Holding Company and the Bank, replacing Lisa Pominski in that role in advance of Ms. Pominski’s retirement from the Company and the Bank on March 31, 2024. Ms. Hawkins had been employed by the Bank as Executive Vice President, Reporting Manager since

December 11, 2023. Prior to that she served as the senior vice president, reporting manager, vice president, reporting manager, and assistant vice president, reporting manager, from December 1, 2021 to December 11, 2023, from March 10, 2020 to November 30, 2021 and from May 1, 2018 to March 9, 2020, respectively. Before that she served as reporting manager officer and reporting manager from November 30, 2015 to April 30, 2018 and December 5, 2011 to November 29, 2015, respectively. Ms. Hawkins earned a BBA in Accounting and Master of Business Administration both from Middle Tennessee State University and is a certified public accountant. Prior to joining the Bank, she worked in public accounting where, among other duties, she was engaged in performing audits of financial institutions. Ms. Hawkins serves as the Company’s principal financial officer and principal accounting officer.

Clark Oakley (55) – Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and since January 1, 2017, he has served as Executive Vice President and Chief Operating Officer of the Bank. Prior to joining the Bank, Mr. Oakley was most recently employed at Union Planters Bank in Alexandria, Tennessee. His primary duties include overseeing the operations of the Company and the Bank.

Taylor Walker (41) – Mr. Walker has served as the Bank’s Chief Credit Officer since January 1, 2023. Prior to this he was employed by the Bank as Executive Vice President – Head of Commercial Lending since April 2022. Prior to that he served as Senior Vice President – Head of Commercial Lending from January 2021 through March 2022. From January 2017 through December 2022, Mr. Walker served as the Bank’s Senior Vice President and North Region President. Before that he was a Vice President and Business Development Manager from January 2016 through December 2016 and a Vice President and Office Manager from August 2012 through December 2015.

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
●
The Company, as well as the Bank, operates in a highly regulated environment and each is supervised and examined by various federal and state regulatory agencies who may adversely affect their ability to conduct business.
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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits and other borrowings. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy has played a significant role in the determination of interest rates and we expect this trend to continue during 2025. Additionally, competition, including competitor pricing, and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits as does its liquidity position and then-current loan demand and its orientation toward loan growth.

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

Short-term interest rates rose significantly in 2022 and continued to be at elevated levels throughout 2023 and 2024. Short-term interest rates began to decline in the second half of 2024, but remain at elevated levels and may remain at elevated levels through 2025. In an elevated rate environment the Bank’s ability to maintain or increase the rates it charges on loans while limiting any further increase in, or potentially reducing, the rates it pays on deposits will be critical to maintaining or expanding the Company’s net interest margin. Elevated levels of interest rates, like those experienced in recent years, can also have a negative impact on the Company's business by reducing the amount of money its clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. The Company expects deposit rates to remain at or near their current levels in 2025; however, this may not happen if short-term interest rates rise or if competitive pressures in the Company's markets re-intensify.

Short-term interest rates fell during 2024. If those rates continue to fall in 2025, the Company’s ability to lower the rates it pays on deposits will be critical to the Company’s ability to maintain or slow any potential decline in its net interest margin, as the Company anticipates that loan pricing in a falling rate environment would be competitive and existing loans that the Company has made may be refinanced at lower interest rates, particularly in the case of fixed rate loans with no prepayment penalties. The Company may also be limited in its ability to lower, in a timely manner, the rates it pays on its time deposits with stated maturities, the balances of which increased during 2024.

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

At times, the Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of its interest rate exposure. During the second quarter of 2020, the Company entered into a hedge that converted the fixed interest rates on certain of the Bank’s outstanding loans to Secured Overnight Financing Rate (“SOFR”)-based variable interest rates (as a successor to LIBOR-based variable rates). The Company terminated this hedging transaction in 2023. In the event that short-term interest rates do not change in the manner or at the pace that the Company anticipates at the times it institutes its hedging strategies such transactions may materially and adversely affect its results of operations.

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

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in the Company’s portfolio, as was the case in 2022 and 2023 with the rising interest rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes and global health pandemics, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

In addition, from time to time the Company may restructure portions of its investment securities portfolio as part of its asset liability management strategies or in response to liquidity needs, and it may incur losses, which may be material, in connection with any such restructuring. The Company currently has a significant amount of unrealized losses in its securities portfolio. These losses are largely the result of the rising interest rate environment the Company experienced in recent years, and the continued elevated interest rate environment the Company has experienced since 2024. If the Company were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, the Company would be required to recognize these losses and the recognition of those losses could materially and adversely affect the Company’s results of operations, capital and financial condition.

Credit and Lending Risks

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2024, approximately 94% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 40% were commercial and multi-family real estate loans, 36% were residential 1-4 family real estate loans and 1-4 family equity lines of credit and 24% were construction and development and farmland loans. In total these loans made up approximately 97% of the Company’s non-performing loans at December 31, 2024. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which the Company operates can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which the Company underwrites loans can fluctuate from year to year and impact collateral values and the ability of its borrowers to repay their loans.

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

At December 31, 2024, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. If the uneven economic conditions currently being experienced as a result of inflation and elevated short-term interest rates extend deep into 2025 or beyond, or worsen (including as a result of increased geopolitical tensions around the world or terrorist activity in the United States), and negatively impact real estate conditions in the Company’s markets more than has been the case thus far, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge-offs and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

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

The processes the Company uses to estimate expected credit losses, calculate its various allowances for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting models and tools could have a material adverse effect on its business, financial condition and results of operations.

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

In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company, or the Bank, might be required to remove these substances from the affected properties at the Company’s or the Bank's sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company and the Bank may not have adequate remedies against the prior owner or other responsible parties, or those persons may not have sufficient resources to compensate the Company for its damages, and the Company could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s ability to grow its loan portfolio is dependent on its ability to fund loan growth, which the Company primarily seeks to do through growth in deposits. Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors, including a loss of confidence in the Company by its customers. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic and geopolitical conditions, rising interest rates, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include advances from the FHLB Cincinnati, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings, liquidating securities that the Company owns in its investment securities portfolio and/or accessing the equity or debt capital markets. The Company was able to decrease its level of brokered deposits during 2024 as a result of its ability to grow lower cost core deposits; however, the Company may be required to once again increase its levels of brokered deposits, which may require the Company to pay higher rates of interest than the Company pays on deposits from customers if competition once again limits its ability to grow core deposits.

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

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. At December 31, 2024, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions), like the Bank's proposed acquisition of certain assets in connection with its pending acquisition of a branch office of another bank located in Cookeville, Tennessee, at rates in excess of the rate at which the Bank’s capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce its capital ratios unless it continues to increase capital. Failure by the Company or the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank and the Company to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities, including through the opening of new branch locations.

The Company may need to raise additional capital (including through the issuance of common stock or additional Tier 2 capital instruments) in the future to provide the Company and the Bank with sufficient capital resources and liquidity to meet their commitments and business needs or in connection with growth or as a result of deterioration in asset quality. The Company’s and the Bank’s ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of their businesses or prospects, changes in the capital markets and deteriorating economic and market conditions. The Bank is required to obtain regulatory approval in order to pay dividends to the Company unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of the Bank to pay dividends to the Company could impact the Company’s ability to continue to pay dividends on its common stock or its ability to pay interest on its any then outstanding indebtedness.

In addition, the Company receives additional capital from the issuance of common stock under its dividend reinvestment plan. Any unexpected termination or suspension of the Company’s dividend reinvestment plan, or the related payment of its historical cash dividend, could materially and adversely affect the Company’s capital levels.

Operational and Market Risks

Negative developments in the U.S. and local economies in the Company’s markets may adversely impact the Company’s results in the future.

The Company’s financial performance is highly dependent on the business environment in the markets where it operates and in the U.S. as a whole. Unfavorable or uncertain economic, political and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply-chain disruptions, labor shortages (including as a result of deportations), terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2023 and into 2024, and, while inflation started to ease through 2024, prices are currently expected to remain elevated for many goods and services in the near term. The Company and its customers experienced an uncertain and volatile economic environment during 2023 and 2024 due to issues of national security, inflation, and the pressure of sustained high levels of short-term interest rates. The Company believes that it is possible it and its customers will continue to experience an uneven economic environment in 2025 for many of the same reasons. A worsening of business and economic conditions (including as a result of escalating geopolitical tensions around the world, including the ongoing conflicts in Ukraine and the Middle East or increased terrorist activity in the United States), or persistent inflationary pressures, and actions taken by the Federal Reserve in response thereto, intensifying trade disputes and tariffs, or supply chain disruptions or labor shortages, generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

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

In addition, over the last several years, the federal government has shut down several times, in some cases for prolonged periods, and it is possible that the federal government may shut down again in the future. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in the Company’s markets, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Trousdale, Smith, Rutherford, Putnam, Davidson, Williamson and Sumner counties in Tennessee and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in these markets. The Company cannot assure investors that economic conditions in its markets will not remain uneven during 2025 or thereafter, and continued volatile economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

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

Since 2014, the Company has opened branch locations in Putnam County, Rutherford County, Sumner County, Davidson County and Williamson County as it sought to expand its footprint beyond its historical markets. Expansion, whether by opening new branches or acquiring existing branches (like the branch office it is currently seeking to acquire in Cookeville, Tennessee) or whole banks, involves various risks, including:

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

Results of Operations. There is no assurance that existing branches or future branches will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. If the Company is unable to grow its revenues in amounts necessary to support the higher expense base associated with increased locations, its results of operations will be negatively impacted. Execution on a growth strategy could lead to increases in overhead expenses if the Company were to add new offices and staff. The Company’s historical results may not be indicative of future results or results that may be achieved if it were to increase the number and concentration of its branch offices in its existing or new markets.

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches the Company organically establishes can be expected to negatively impact the Company’s earnings for some period of time until they reach certain economies of scale. The same is true for the Company’s efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. The Company’s expenses could be further increased if it encounters delays in opening any of its new branches, including as a result of supply-chain disruption and labor challenges like those affecting the construction industry over the last few years, or regulatory actions or delays. The Company may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, on a timely basis or at all, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated construction costs or other factors. Finally, any branch may not meet the Company’s long-term profitability expectations or otherwise be successful even after it has been established or acquired, as the case may be.

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

The Company’s operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Company provides its customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. The Company’s network, and the systems of parties with whom it contracts or on which it relies, as well as those of its customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, social engineering, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity (including wire fraud), security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions, including through the compromise of the Bank's clients' email systems. The Company believes these types of efforts will continue to increase in frequency and in their level of sophistication. The Company has established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze risks associated with fraud, and continues to invest in systems, resources, and controls to detect and prevent it. There are inherent limitations, however, to the Company’s risk management strategies, systems, and controls as they may exist, or develop in the future. The Company may not appropriately anticipate, monitor, or identify these risks. If the Company’s risk management framework proves ineffective in connection with any fraudulent activity, it could suffer unexpected losses, it may have to expend resources detecting and correcting the failure in its systems, and it may be subject to potential claims from third parties and government agencies. The Company may also suffer reputational damage. Any of these consequences could adversely affect the Company’s business, financial condition, or results of operations.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as the Company continues to increase its mobile-payment and other Internet-based product offerings and expand its internal use of cloud-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated, and are extremely difficult to prevent. The rapid evolution and increased adoption of generative artificial intelligence is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber-attacks or security breaches at third parties with access to the Company’s data, such as vendors, may not be disclosed to the Company in a timely manner. Consistent with industry trends, the Company remains at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. The Company spends significant capital and other resources to protect against the threat of security breaches and computer viruses, and may be required to spend significant capital and other resources to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulatory systems and networks) and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent or promptly detect security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation, results of operations and ability to attract and retain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

Some of the Company’s competitors, including credit unions, are not subject to certain regulatory constraints, such as the CRA, which requires the Company to, among other things, implement procedures to make and monitor loans throughout the communities it serves, and which is expected to become more expansive in 2025. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like the Bank, that offer federally insured deposits, which affords them the advantage of operating with greater flexibility and lower cost structures. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products.

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

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; recognize an other-than-temporary impairment of securities; or significantly increase the Company’s accrued tax liability. Any of these could have a material adverse effect on the Company’s business, financial condition or results of operations. For a discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” contained in this report.

The Company currently invests in bank owned life insurance (“BOLI”) and may continue to do so in the future.

The Company had approximately $61.9 million in general, hybrid and separate account BOLI contracts at December 31, 2024. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if the Company needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. The Company is also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Company at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes the Company to liquidity, credit and interest rate risk, which could adversely affect the Company’s results of operations, financial condition and liquidity.

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

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, and floods often occur. Such natural disasters, like the tornado that struck the Company’s markets in March 2020, could significantly impact the local population and economies and the Company’s business, and could pose physical risks to its properties. Although the Company maintains insurance coverages for such events, a significant natural disaster in or near one or more of the Company’s markets could have a material adverse effect on its financial condition, results of operations or liquidity.

In addition to natural disasters, the impact of a changing climate, such as rising average global temperatures and rising sea levels, and any increasing frequency and severity of extreme weather events and natural disasters such as droughts, floods, wildfires and hurricanes could negatively impact the Company’s operations including its ability to provide financial products and services to its customers. A changing climate also has the potential to negatively affect the collateral the Company takes to secure loans that it makes, the valuations of home prices or commercial real estate or the Company’s customers’ (particularly those that are engaged in industries that could be negatively affected by a shift to a low-carbon economy) ability and/or willingness to pay fees, repay outstanding loans or afford new products. The impact of natural disasters occurring in our market areas, including those that may be a result of a changing climate could also cause insurability risk and/or increased insurance costs for the Company or its customers.

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

Federal bank regulators continue to closely scrutinize financial institutions, and additional restrictions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, laws and regulations regarding fair lending and investments in communities (including the recently adopted changes to the CRA rules), and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including in the case of service charges banks impose on customers related to overdrafts and instances in which customers’ accounts do not have sufficient funds to cover items that are presented. Elevated regulatory scrutiny of our industry could include the issuance of additional formal or informal enforcement or supervisory actions and the imposition of monetary penalties, and whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth, increase its operating expenses, lower the Company’s non-interest income or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations and financial condition. Failure to comply with any formal or informal regulatory actions or restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of legislation (or interpretation of existing legislation) in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans or by requiring it to hold move elevated levels of capital or deduct from its regulatory capital unrealized losses in its securities portfolio, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, business policies, capital strategies, compensation or operating plans.

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

There is uncertainty as to the level of regulatory reform that the new Presidential administration may seek to undertake. The prior administration implemented a regulatory reform agenda that included an increased level of attention and focus on consumer protection, deposit fees, fair lending and investments in communities, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change or that operate in industries that would not be favored in a low-carbon economy and heightened scrutiny of BSA and AML requirements among other areas. While the new Presidential administration may be less focused on the areas targeted by the prior administration, the effects of changes implemented by the prior administration, if not rolled back, are likely to increase the Company’s compliance costs, negatively impacting its profitability.

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

●
brokered deposits;
●
the FRB discount window;
●
advances from the FHLB Cincinnati;
●
capital markets transactions; and
●
development of new financial services

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If the Bank falls below guidelines for being deemed “adequately capitalized” the FDIC or FRB could impose restrictions on the Company’s activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to the Company and the Bank are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and the Company’s and the Bank’s regulators. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal sought to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would have required banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. Even though because of their size, these rules would not directly apply to the Company or the Bank, regulators may have sought to impose elements of the changes on the Company or the Bank through the regulatory oversight process. The comment period for these proposed changes ended in the first quarter of 2024 and the proposed rule changes have not yet been finalized. As a result of the recent change in the Presidential administration, we believe the regulatory agencies may re-propose a modified version of the proposed rules that would remove most of the Basel III Endgame changes on the $100 billion to $250 billion asset sized banks, but as of the date of this Annual Report on Form 10-K no re-proposed rules have been issued. If such re-proposal does occur, certain of the more stringent requirements could still be imposed on the Company or the Bank through the ongoing regulatory oversight process, which could adversely impact the Company’s profitability or, if it fails to satisfy any such requirements, its financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Information Security and Risk Management Overview

The Company places a high priority and focus on securing the confidential information it receives and stores about its borrowers, depositors and other customers and employees as well as sensitive information regarding financial transactions and the Company's information systems. This priority and focus starts at the Company’s board of directors, which is ultimately responsible for risk oversight, establishing the Company’s risk appetite, understanding the Bank’s key risks and assuring the risk management strategy, processes and internal controls are appropriate to manage risk, in each case inclusive of cybersecurity risk. The Company’s board of directors approves an information security policy and program (the “Information Security Policy and Program”), which contains a statement of the Company’s risk appetite with respect to cybersecurity matters, on an annual basis. The Company’s risk appetite includes specific information security risk tolerance thresholds and limits established with the approval of the Company’s board of directors and executive management. Key risk indicators are monitored by the Risk Oversight Committee of the Company’s board of directors (the “Risk Oversight Committee”), which receives quarterly reports from the Company’s Chief Risk Officer, Information Security Officer ("ISO") and Enterprise Risk Management Committee regarding management’s efforts to protect the Company from cybersecurity threats and the general threat landscape facing companies with operational characteristics similar to the Company’s. The Risk Oversight Committee reports quarterly to the Company’s board of directors regarding the Company’s cybersecurity risk oversight processes as the board of directors seeks to ensure the Company is operating within its stated risk appetite.

The Company’s objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse the Company’s systems or information. A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, security assessments, tabletop exercises, and other exercises focused on evaluating effectiveness of the Company’s processes and programs. The Company also deploys technical safeguards that are designed to protect its information systems from cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to the Company’s business. The Company has also developed and periodically updates incident response plans that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely notification and escalation to the appropriate management committees and to the Risk Oversight Committee and full board of directors as appropriate. These incident response plans are coordinated through the ISO and other key members of management, including the Chief Risk Officer.

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

The Company’s Enterprise Risk Management Committee, which is a management committee consisting of certain employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Credit Officer, Chief Administrative Officer, Chief Information Officer, and Chief Risk Officer, oversees implementation and monitoring of the Information Security Policy and Program. Testing of the Information Security Policy and Program is accomplished through the use of a comprehensive Information Systems Audit that is performed, at a minimum, on an annual basis by third-party expert consulting firms, the results of which are reviewed with the Risk Oversight Committee and Audit Committee. The Company also conducts an internal and external penetration test, at a minimum, on an annual basis by outside expert consulting firms. In addition, in accordance with the Information Security Policy and Program, the Company’s Enterprise Risk Management Committee assesses information security risks on at least an annual basis, or more often in response to changes in products or services that are offered, technological changes, changes in the threat landscape facing the Company, including as a result of cybersecurity incidents affecting financial institutions or their vendors generally or any change that may materially affect the Company’s risk environment.

The ISO has over 15 years of experience in cybersecurity, and such expertise is primarily related to cybersecurity assurance, compliance, digital forensics, investigations, process design and collegiate instruction. The ISO also holds various certifications in areas relevant to cybersecurity risk monitoring, including, a master's degree in IT security, a bachelor's degree in criminal justice with a minor in business administration, and certifications in IT, cell phone, and mobile device forensics. The ISO, working together with the Company’s Chief Information Officer and Chief Risk Officer, handles the development and implementation of the Information Security Policy and Program and, together with the Company’s information technology staff and third-party vendors and other outside resources, the ISO monitors the Company’s information technology systems for threats and implements changes to those systems in an effort to protect the systems from attack. The ISO also coordinates the risk assessment process, facilitates annual employee training, and prepares an annual report to the Company’s board of directors that contains a summary of any cybersecurity incidents occurring during the report year, and an analysis of the results of the Information Systems Audit and the Company’s performance against the Information Security Policy and Program. The ISO reports directly to the Bank’s Chief Risk Officer, independent of the Company’s technology department, and the responsibilities of this role are in conjunction with security, fraud and other special projects concerning risk and operational issues identified. The Bank’s Chief Risk Officer reports directly to the Chief Executive Officer.

To date, no attempted cyber-attack or other attempted intrusion on the Company’s information technology networks has resulted in a material adverse impact on the operations or financial results of the Company or the Bank.

Information Security Training and Awareness

Information security awareness training is provided to all employees and Bank business units no less often than annually and focuses on: new hire orientation, the Company’s overall information security program, roles and responsibilities of employees during an incident, how to report suspicious activity, and direction of employees to routinely check the Bank’s cybersecurity blog for consistent and relevant information.

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

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee. The building is a two story, brick building, with approximately 35,000 square feet. The lot has approximately 350 feet of road frontage on West Main Street. The Bank's 67,000 square foot operations center is located at 105 North Castle Heights Avenue, Lebanon, Tennessee, which is adjacent to the 623 West Main Street office. In addition thereto, the Bank has twenty-nine branch locations located at the following locations: 1444 Baddour Parkway, Lebanon, Tennessee; 200 Tennessee Boulevard, Lebanon, Tennessee; 8875 Stewart’s Ferry Pike, Gladeville, Tennessee; 402 Public Square, Watertown, Tennessee; 1476 North Mt. Juliet Road, Mt. Juliet, Tennessee; 11835 Highway 70, Mount Juliet, Tennessee; 1130 Castle Heights Avenue North, Lebanon, Tennessee; 127 McMurry Blvd., Hartsville, Tennessee; 440 Highway 109 North, Lebanon, Tennessee; 4736 Andrew Jackson Parkway, Hermitage, Tennessee; 3110 Memorial Blvd Murfreesboro, Tennessee; 210 Commerce Drive Smyrna, Tennessee; 2640 South Church Street, Murfreesboro, Tennessee; 217 Donelson Pike, Nashville, Tennessee; 2930 West End Avenue, Nashville, Tennessee; 710 NW Broad Murfreesboro, Tennessee; 4195 Franklin Road, Murfreesboro, Tennessee; 576 West Broad Street Smithville, Tennessee; 306 Brush Creek Road Alexandria, Tennessee; 1300 Main Street North Carthage, Tennessee; 7 New Middleton Highway Gordonsville, Tennessee; 709 South Mt. Juliet Road, Mt. Juliet, Tennessee; 455 West Main Street, Gallatin, Tennessee; 175 East Main Street, Hendersonville, Tennessee; 1630 Nashville Pike, Suite 100, Gallatin, Tennessee; 320 South Jefferson Avenue, Cookeville, Tennessee; 9200 Carothers Parkway, Suite 108, Franklin, Tennessee; 5029 Harpeth Drive, Brentwood, Tennessee; and 2141 Century Farms Parkway, Suite 1009, Nashville, Tennessee. In addition, the Company expects to open a branch office location late in the first quarter or early in the second quarter of 2025 located at 1101 Broad Street, Chattanooga, Tennessee.

The Mt. Juliet office contains approximately 16,000 square feet of space; the Castle Heights Office contains 2,400 square feet of space; the Hartsville Office contains 8,000 square feet of space; the Leeville-109 branch contains approximately 4,000 square feet. The Hermitage branch opened in the fall of 1999 and contains 8,000 square feet of space. The Gladeville branch contains approximately 3,400 square feet of space. The Lebanon facility at Tennessee Boulevard was expanded in 1997 to 2,200 square feet of space. The Mt. Juliet facility on Highway 70 was completed in July 2004 and contains approximately 3,450 square feet of space and the Providence facility which was opened in 2011 contains approximately 4,450 square feet of space. The NorthWest Broad Street facility was relocated from a leased office to an office owned by the Bank in 2011 and contains approximately 6,300 square feet of space. The Smyrna office opened in September of 2006 and contains approximately 3,600 square feet of space. The Memorial Blvd office in Murfreesboro opened in October of 2006 and contains approximately 7,800 square feet of space. The Highway 96 office in Murfreesboro opened in January 2017 and contains approximately 4,700 square feet of space. The South Church Street office in Murfreesboro opened in January 2008 and contains approximately 7,800 square feet of space. The West End office in Nashville opened in August 2017 and contains approximately 7,062 square feet of space. The Cool Springs office in Franklin opened in December 2018 and contains approximately 5,940 square feet of space. The Maryland Farms office in Brentwood opened in April 2023 and contains approximately 4,454 square feet of space. The Greenlea office in Gallatin opened in January 2022 and contains approximately 3,200 square feet of space. The Century Farms office in Nashville opened in December 2024 and contains approximately 2,225 square feet of space. The Chattanooga full-service office in Chattanooga is set to open late in the first quarter or early in the second quarter of 2025 and is expected to contain approximately 4,270 square feet of space. Each of the branch facilities of the Bank not otherwise described above contains approximately 1,000 square feet of space.

The Bank also has a facility at 576 West Broad Street in Smithville, Tennessee which was expanded in 2001 and now contains approximately 10,300 square feet of space and a facility at 306 Brush Creek Road in Alexandria, Tennessee which occupies approximately 2,400 square feet of space. The Bank owns both facilities. The Bank also owns a building at 1300 Main Street North, Carthage, Tennessee, which was expanded in 2005 and now contains approximately 11,000 square feet and a second facility in Gordonsville, Tennessee at 7 New Middleton Highway, Gordonsville, Tennessee. The Bank owns a building at 455 West Main Street in Gallatin, Tennessee which occupies approximately 4,800 square feet of space and a building at 175 East Main Street in Hendersonville, Tennessee which occupies approximately 6,300 square feet of space. The Bank owns a building at 217 Donelson Pike, Donelson, Tennessee which occupies approximately 8,000 square feet of space and a building at 320 South Jefferson Avenue, Cookeville, Tennessee, which occupies approximately 6,300 square feet of space. The Bank owns all of its branch facilities except for the Lebanon facility at Tennessee Boulevard, its West End office in Nashville, its Cool Springs office in Franklin, its Greenlea office in Gallatin, it's Century Farms office in Nashville, and its Chattanooga office in Chattanooga set to open late in the first quarter or early in the second quarter of 2025. The Bank also leases space at four locations within Wilson County, DeKalb County, Putnam County, and Rutherford County where it maintains and operates automated teller machines.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Holding Company & Stock Information

Wilson Bank Holding Company Directors

James F. Comer, Chairman; James Anthony Patton; J. Randall Clemons; Jack W. Bell; William P. Jordan; John C. McDearman III; Clinton M. Swain; Michael G. Maynard; H. Elmer Richerson and Lisa T. Pominski.

Common Stock Market Information

The common stock of Wilson Bank Holding Company is not traded on an exchange nor is there a known active trading market. The number of shareholders of record at February 26, 2025 was 4,960. Based solely on information made available to the Company from limited numbers of buyers and sellers, the Company believes that the following table sets forth the quarterly range of sale prices for the Company’s common stock during the years 2023 and 2024.

On January 1, 2023, a $.75 per share cash dividend was declared and on July 1, 2023, a $.75 per share cash dividend was declared and thereafter paid to shareholders of record as of those dates. On January 1, 2024, a $.75 per share cash dividend was declared and on July 1, 2024, a $1.00 per share cash dividend was declared and paid to shareholders of record on those dates. Future dividends will be dependent upon the Company’s profitability, its capital needs, overall financial condition and economic and regulatory considerations.

Stock Prices

2023	High		Low
First Quarter	$69.00		$67.85
Second Quarter	$70.00		$67.85	[1]
Third Quarter	$75.00	[2]	$70.00
Fourth Quarter	$71.75	[3]	$70.00	[4]

2024	High		Low
First Quarter	$72.25		$71.50
Second Quarter	$75.00	[5]	$72.25
Third Quarter	$74.10		$73.10
Fourth Quarter	$75.10		$73.10	[6]

1. Represents one transaction of 303 shares during the second quarter of 2023 of which the Company is aware where the sale price was at least $1.15 lower than any other completed trade during the quarter. The volume weighted average stock price during the second quarter of 2023 was $69.21.

2. Represents one transaction of 102 shares during the third quarter of 2023 of which the Company is aware where the sale price was at least $4.25 higher than any other completed trade during the quarter. The volume weighted average stock price during the third quarter of 2023 was $70.07.

3. Represents one transaction of 50 shares during the fourth quarter of 2023 of which the Company is aware where the sale price was at least $0.25 higher than any other completed trade during the quarter. The volume weighted average stock price during the fourth quarter of 2023 was $70.90.

4. Represents one transaction of 406 shares and one transaction of 311 shares during the fourth quarter of 2023 of which the Company is aware where the sale price was at least $.75 lower than any other completed trade during the quarter. The volume weighted average stock price during the fourth quarter of 2023 was $70.90.

5. Represents one transaction of 23 shares during the second quarter of 2024 of which the Company is aware where the sale price was at least $1.90 higher than any other completed trade during the quarter. The volume weighted average stock price during the second quarter of 2024 was $72.29.

6. Represents one transaction of 20 shares during the fourth quarter of 2024 of which the Company is aware where the sale price was at least $1.00 lower than any other completed trade during the quarter. The volume weighted average stock price during the fourth quarter of 2024 was $74.41.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2024. On October 28, 2024, the Company's board of directors authorized a share repurchase program for up to $4.0 million of the Company's outstanding common stock.

The authorization for this program remains in effect through March 31, 2025. On January 27, 2025, the Company's Board of Directors authorized an $8.0 million share repurchase program that will commence upon expiration of the current program. This authorization remains in effect through March 31, 2026. Share repurchases under the authorized programs may be made from time to time in privately negotiated transactions, at the discretion of the management of the Company. The approved share repurchase programs do not obligate the Company to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. As of the date of this filing, the Company has not repurchased any shares of its common stock under these share repurchase programs.

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

Item 6. Reserved

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2024 and 2023 and our results of operations for each of the years in the three-year period ended December 31, 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein, as well as the information included in Part I Item 1A "Risk Factors" and under the caption "Forward-Looking Statements" below.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in this annual report for the year ended December 31, 2024 and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas, including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (iv) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions (including the ongoing conflicts in Ukraine and the Middle East or increased terrorist activities in the United States), inflationary pressures and the elevated rate environment, international trade disputes and retaliatory tariffs, increased terrorist activity in the United States, supply chain disruptions and labor shortages (including as a result of deportations) on our customers and on their businesses, (v) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (vi) the ability to grow and retain low-cost core deposits, (vii) significant downturns in the business of one or more large customers, (viii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (ix) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (x) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xi) inadequate allowance for credit losses, (xii) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xiii) results of regulatory examinations, (xiv) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xv) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xvi) loss of key personnel, and (xvii) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements

General

The Company is a registered bank holding company that owns 100% of the common stock of Wilson Bank and Trust (“Wilson Bank” or “the Bank”), a Tennessee state-chartered bank headquartered in Lebanon, Tennessee. The Company was formed in 1992. Wilson Bank commenced operations in 1987.

Wilson Bank is a community bank headquartered in Lebanon, Tennessee, principally serving Wilson County, DeKalb County, Smith County, Trousdale County, Rutherford County, Davidson County, Putnam County, Sumner County, Hamilton County, and Williamson County, Tennessee as its primary market areas. The markets served by the Bank are largely within the Nashville-Davidson-Murfreesboro-Franklin, Tennessee metropolitan statistical area. At December 31, 2024, Wilson Bank had thirty-one office locations in Wilson, Davidson,

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

DeKalb, Smith, Sumner, Rutherford, Putnam, Trousdale, Hamilton, and Williamson counties in Tennessee. Management believes that these counties offer an environment for continued growth, and the Company’s target market is local consumers, professionals and small businesses. Wilson Bank offers a wide range of banking services, including checking, savings and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Company also offers an investment center which offers a full line of investment services to its customers.

Wilson Bank also holds an ownership interest in Encompass Home Loan Lending, LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by Wilson Bank and 49% owned by two home builders operating in Wilson Bank's market areas. The results of Encompass, which commenced operations on June 1, 2022, are consolidated in the Company's financial statements included elsewhere in this Annual Report on From 10-K.

The following discussion and analysis is designed to assist readers in their analysis of the Company’s consolidated financial statements and should be read in conjunction with such consolidated financial statements and the notes thereto.

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

Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. As discussed in Note 1 - Summary of Significant Accounting Policies, our policies related to allowances for credit losses changed on January 1, 2022 in connection with the adoption of a new accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies and Note 2 - Loans and Allowance for Credit Losses in the notes to consolidated financial statements contained elsewhere in this Annual Report.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Selected Financial Data

Set forth below is certain selected financial data related to the Company's operations as of and for the twelve months ended December 31, 2024, 2023, 2022, 2021, and 2020.

	In Thousands, Except Per Share Information
	As Of December 31,
	2024	2023	2022	2021	2020
CONSOLIDATED BALANCE SHEETS:
Total assets end of year	$5,358,659	4,846,476	4,285,650	3,989,596	3,369,604
Loans, net	$4,042,392	3,550,675	3,113,796	2,444,282	2,282,766
Securities	$827,893	811,081	822,812	897,585	580,543
Deposits	$4,830,034	4,367,106	3,892,705	3,555,071	2,960,595
Shareholders’ equity	$479,703	429,405	360,452	413,717	380,121

	Years Ended December 31,
	2024	2023	2022	2021	2020
CONSOLIDATED STATEMENTS OF EARNINGS:
Interest income	$284,116	222,583	157,540	129,841	122,968
Interest expense	126,809	83,679	16,133	11,636	18,219
Net interest income	157,307	138,904	141,407	118,205	104,749
Provision for credit losses - loans	5,192	6,300	8,656	1,143	9,696
Provision for credit losses - off-balance sheet exposures	(592)	(2,989)	(1,014)	262	259
Net interest income after provision for credit losses	152,707	135,593	133,765	116,800	94,794
Non-interest income	28,954	28,289	27,281	32,850	29,795
Non-interest expense	108,421	100,951	92,970	85,492	76,479
Earnings before income taxes	73,240	62,931	68,076	64,158	48,110
Income taxes	16,576	13,939	15,056	14,732	9,618
Net earnings	56,664	48,992	53,020	49,426	38,492
Net loss (gain) attributable to noncontrolling interest	(134)	(54)	22	—	—
Net earnings attributable to Wilson Bank Holding Company	$56,530	48,938	53,042	49,426	38,492
Cash dividends declared	$20,552	17,303	20,880	14,909	13,013
PER SHARE DATA:
Basic earnings per common share	$4.79	4.21	4.66	4.44	3.52
Diluted earnings per common share	$4.78	4.20	4.65	4.43	3.51
Cash dividends	$1.75	1.50	1.85	1.35	1.20
Book value	$40.39	36.74	31.42	36.93	34.58
RATIOS:
Return on average shareholders’ equity	12.41%	12.47	14.36	12.45	10.65
Return on average assets	1.12%	1.08	1.29	1.35	1.24
Total capital to assets	8.95%	8.86	8.41	10.37	11.28
Dividends declared per share as a percentage of basic earnings per share	36.53%	35.63	39.70	30.41	34.09

Non-GAAP Financial Measures

This Annual Report contains certain financial measures that are not measures recognized under U.S. GAAP and, therefore, are considered non-GAAP financial measures. Members of Company management use these non-GAAP financial measures in their analysis of the Company’s performance, financial condition, and efficiency of operations. Management of the Company believes that these non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods. Management of the Company also believes that investors find these non-GAAP financial measures useful as they assist investors in understanding underlying operating performance and identifying and analyzing ongoing operating trends. However, the non-GAAP financial measures discussed herein should not be considered in isolation or as a substitute for the most directly comparable or other

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

financial measures calculated in accordance with U.S. GAAP. Moreover, the manner in which the non-GAAP financial measures discussed herein are calculated may differ from the manner in which measures with similar names are calculated by other companies. You should understand how other companies calculate their financial measures similar to, or with names similar to, the non-GAAP financial measures we have discussed herein when comparing such non-GAAP financial measures.

The non-GAAP measures in this Annual Report include “pre-tax pre-provision income,” “pre-tax pre-provision basic earnings per share,” “pre-tax pre-provision return on average shareholders' equity,” and “pre-tax pre-provision return on average assets.” A reconciliation of these measures to the comparable GAAP measures is included below.

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators (KPIs) on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions and, in some cases, are utilized for purposes of setting performance targets for our executive officers' incentive-based cash compensation. The following table represents the KPIs that management has determined to be important in making decisions for the Bank, in each case for the years ended December 31, 2024, 2023 and 2022 (for the per share data and performance ratios) and as of December 31, 2024 and 2023 (for the consolidated balance sheet ratios):

	2024	2023	2022
PER SHARE DATA:
Basic earnings per common share (GAAP)	$4.79	$4.21	$4.66
Pre-tax pre-provision basic earnings per share (1)	$6.58	$5.70	$6.66
Diluted earnings per common share (GAAP)	$4.78	$4.20	$4.65
Cash dividends per common share	$1.75	$1.50	$1.85
Dividends declared per common share as a percentage of basic earnings per common share	36.53%	35.63%	39.70%
(1)
Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.

	2024	2023	2022
PERFORMANCE RATIOS:
Return on average shareholders' equity (GAAP) (1)	12.41%	12.47%	14.36%
Pre-tax pre-provision return on average shareholders' equity (2)	17.06%	16.86%	20.51%
Return on average assets (GAAP) (3)	1.12%	1.08%	1.29%
Pre-tax pre-provision return on average assets (2)	1.54%	1.47%	1.84%
Efficiency ratio (GAAP) (4)	58.21%	60.38%	55.11%

(1)
Return on average shareholders' equity is the result of net income divided by average shareholders' equity.
(2)
Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.
(3)
Return on average assets is the result of net income divided by average assets.
(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	December 31, 2024	December 31, 2023
CONSOLIDATED BALANCE SHEET RATIOS:
Total capital to assets ratio	8.95%	8.86%
Equity to assets ratio (Average equity divided by average total assets)	9.00%	8.69%
Tier 1 capital to average assets	10.38%	10.60%
Non-performing asset ratio	0.10%	0.03%
Book value per common share	$40.39	$36.74

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Reconciliation of Non-GAAP Financial Measures

	December 31, 2024	December 31, 2023	December 31, 2022
Pre-tax pre-provision income:
Net income attributable to common shareholders (GAAP)	$56,530	$48,938	$53,042
Add: provision for credit losses - loans	5,192	6,300	8,656
Add: provision expense (benefit) for credit losses on off-balance sheet exposures	(592)	(2,989)	(1,014)
Add: Provision for credit losses - available-for-sale securities	—	—	—
Add: income tax expense	16,576	13,939	15,056
Pre-tax pre-provision income	$77,706	$66,188	$75,740

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$77,706	$66,188	$75,740
Weighted average shares	11,806,822	11,611,690	11,377,617

Basic earnings per common share (GAAP)	$4.79	$4.21	$4.66
Provision for credit losses - loans	$0.44	$0.54	$0.76
Provision expense (benefit) for credit losses on off-balance sheet exposures	$(0.05)	$(0.26)	$(0.09)
Provision for credit losses - available-for-sale securities	$—	$—	$—
Income tax expense	$1.40	$1.21	$1.33
Pre-tax pre-provision basic earnings per common share	$6.58	$5.70	$6.66

Pre-tax pre-provision return on average shareholders' equity:
Pre-tax pre-provision income	$77,706	$66,188	$75,740
Average total shareholders' equity	455,466	392,466	369,314

Return on average shareholders' equity (GAAP)	12.41%	12.47%	14.36%
Provision for credit losses - loans	1.14%	1.61%	2.34%
Provision expense (benefit) for credit losses on off-balance sheet exposures	(0.13)%	(0.76)%	(0.27)%
Provision for credit losses - available-for-sale securities	—%	—%	—%
Income tax expense	3.64%	3.54%	4.08%
Pre-tax pre-provision return on average shareholders' equity	17.06%	16.86%	20.51%

Pre-tax pre-provision return on average assets:
Pre-tax pre-provision income	$77,706	$66,188	$75,740
Average assets	5,060,367	4,517,697	4,107,738

Return on average assets (GAAP)	1.12%	1.08%	1.29%
Provision for credit losses - loans	0.10%	0.14%	0.21%
Provision expense (benefit) for credit losses on off-balance sheet exposures	(0.01)%	(0.07)%	(0.02)%
Provision for credit losses - available-for-sale securities	—%	—%	—%
Income tax expense	0.33%	0.32%	0.36%
Pre-tax pre-provision return on average assets	1.54%	1.47%	1.84%

Results of Operations

Net earnings for the year ended December 31, 2024 were $56,530,000, an increase of $7,592,000, or 15.51%, compared to net earnings of $48,938,000 for the year ended December 31, 2023. Our 2023 net earnings were 7.74%, or $4,104,000, lower than our net earnings of $53,042,000 for 2022. Basic earnings per share were $4.79 in 2024, compared with $4.21 in 2023 and $4.66 in 2022. Diluted earnings per share were $4.78 in 2024, compared to $4.20 in 2023 and $4.65 in 2022. The increase in net earnings and diluted and basic earnings per share during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to an increase in

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

net interest income before provision for credit losses and an increase in non-interest income partially offset by an increase in non-interest expense and an increase in provision for credit losses. The increase in net interest income was due to an increase in average interest earning asset balances and an increase in the yield earned on interest earning assets, partially offset by an increase in cost of funds and an increase in average interest bearing deposit balances. Net interest margin for both the years ended December 31, 2024 and December 31, 2023 was 3.30%, and 3.70% for the year ended December 31, 2022. Net interest spread for the year ended December 31, 2024 was 2.88%, compared to 2.97% and 3.62% for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and data processing fees. See below for further discussion regarding variances related to net interest income, provision for credit losses, non-interest income, non-interest expense and income taxes.

The decrease in net earnings for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to a decrease in net interest income before provision for credit losses and an increase in non-interest expense, partially offset by an increase in non-interest income and a decrease in provision for credit losses-loans. The decrease in net interest income was due to an increase in cost of funds between the relevant periods, partially offset by an increase in average interest earning asset balances and an increase in the yield earned on interest earning assets. The increase in non-interest expense largely resulted from the Company's continued growth as well as rising costs of employees' salaries and benefits as a result of competition we experienced for human capital in our market areas.

The increase in Return on Average Assets (ROA) for the year ended December 31, 2024 when compared to December 31, 2023 as set forth in the table above was primarily attributable to an increase in net interest income and an increase in brokerage income, partially off-set by increases in salaries and employee benefits, data processing costs, an increase in the loss on sale of securities, an increase in provision for credit losses, and an increase in average assets.

The decrease in ROA for the year ended December 31, 2023 when compared to December 31, 2022 as set forth in the table above was primarily attributable to net interest margin compression, an increase in salaries and employee benefits, and an increase in FDIC insurance and data processing costs; partially offset by a decrease in the loss on sale of securities, an increase in service charges on deposit accounts, and a decrease in the provision for credit losses.

On November 12, 2024, Wilson Bank entered in a purchase and assumption agreement pursuant to which it has agreed to acquire certain assets, including certain loans, and assume certain liabilities, including certain deposits, of a branch office in Cookeville, Tennessee that is currently operated by another bank. Total assets to be acquired are estimated to be approximately $17 million as of the date hereof, while total deposits and other liabilities to be assumed are estimated to be approximately $30 million as of the date hereof. The Company expects the transaction to close in the first half of 2025. The acquisition is not expected to significantly impact the Bank's operations.

Subsequent to December 31, 2024, Wilson Bank committed to expand the Chattanooga loan production office to a full service branch. As a part of this expansion the Bank entered into a lease for the location for the new full service branch and is currently remodeling the space. The costs associated with this expansion, including construction, equipment and lease expenses, are not expected to be significant.

Net Interest Income

The schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and net interest expense and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. An analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 21% for 2024, 2023 and 2022.

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

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Dollars In Thousands
	2024			2023			2024/2023 Change
	Average	Rates/	Income/	Average	Rates/	Income/	Due to	Due to		Percent
	Balance	Yields	Expense	Balance	Yields	Expense	Volume	Rate	Total	Change
Loans, net of unearned interest (1) (2)	$3,797,527	6.66%	250,273	$3,398,070	5.93%	198,739	$25,085	26,449	51,534
Investment securities—taxable	780,122	2.76	21,569	731,172	2.41	17,597	1,232	2,740	3,972
Investment securities—tax exempt	56,664	2.63	1,488	66,600	2.36	1,574	(250)	164	(86)
Taxable equivalent adjustment (3)	—	0.70	396	—	0.63	418	(66)	44	(22)
Total tax-exempt investment securities	56,664	3.32	1,884	66,600	2.99	1,992	(316)	208	(108)
Total investment securities	836,786	2.80	23,453	797,772	2.46	19,589	916	2,948	3,864
Loans held for sale	3,000	6.30	189	4,637	5.26	244	(97)	42	(55)
Federal funds sold	9,686	5.30	513	8,157	5.16	421	81	11	92
Interest bearing deposits	203,372	4.80	9,753	92,655	3.99	3,697	5,181	875	6,056
Restricted equity securities	3,739	8.85	331	3,551	8.76	311	17	3	20
Total earning assets	4,854,110	5.92	284,512	4,304,842	5.24	223,001	31,183	30,328	61,511	27.58%
Cash and due from banks	25,789			25,066
Allowance for credit losses - loans	(45,523)			(42,214)
Bank premises and equipment	62,044			62,013
Other assets	163,947			167,990
Total assets	$5,060,367			$4,517,697

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Dollars In Thousands
	2024			2023			2024/2023 Change
	Average	Rates/	Income/	Average	Rates/	Income/	Due to	Due to		Percent
	Balance	Yields	Expense	Balance	Yields	Expense	Volume	Rate	Total	Change
Deposits:
Negotiable order of withdrawal accounts	$927,902	0.86%	8,014	$976,154	0.60%	5,847	$(302)	2,469	2,167
Money market demand accounts	1,237,236	2.79	34,529	1,123,482	2.03	22,769	2,489	9,271	11,760
Time deposits	1,671,006	4.70	78,491	1,264,602	3.98	50,341	18,045	10,105	28,150
Other savings deposits	329,283	1.73	5,709	322,458	1.43	4,625	100	984	1,084
Total interest-bearing deposits	4,165,427	3.04	126,743	3,686,696	2.27	83,582	20,332	22,829	43,161
Federal Home Loan Bank advances	—	—	—	63	3.05	2	(1)	(1)	(2)
Fed funds purchased	13	6.29	1	541	4.48	24	(30)	7	(23)
Finance leases	2,236	2.91	65	2,266	3.14	71	(1)	(5)	(6)
Total interest-bearing liabilities	4,167,676	3.04	126,809	3,689,566	2.27	83,679	20,300	22,830	43,130	51.54%
Demand deposits	391,942			399,683
Other liabilities	45,283			35,982
Shareholders’ equity	455,466			392,466
Total liabilities and shareholders’ equity	$5,060,367			$4,517,697
Net interest income			$157,703			$139,322	$10,883	$7,498	$18,381	13.19%
Net interest margin (4)		3.30%			3.30%
Net interest spread (5)		2.88%			2.97%

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities of $2.7 million for the years ended December 31, 2024 and 2023.
(2)
Loan fees of $15.2 million are included in interest income in 2024. Loan fees of $12.0 million are included in interest income in 2023.
(3)
The tax equivalent adjustments have been computed using a 21% Federal tax rate.
(4)
Net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Dollars In Thousands
	2023			2022			2023/2022 Change
	Average	Rates/	Income/	Average	Rates/	Income/	Due to	Due to		Percent
	Balance	Yields	Expense	Balance	Yields	Expense	Volume	Rate	Total	Change
Loans, net of unearned interest (1) (2)	$3,398,070	5.93%	198,739	$2,796,301	5.05%	138,161	$33,519	27,059	60,578
Investment securities—taxable	731,172	2.41	17,597	814,716	1.95	15,902	(1,747)	3,442	1,695
Investment securities—tax exempt	66,600	2.36	1,574	72,724	1.91	1,392	(124)	306	182
Taxable equivalent adjustment (3)	—	0.63	418	—	0.51	370	(33)	81	48
Total tax-exempt investment securities	66,600	2.99	1,992	72,724	2.42	1,762	(157)	387	230
Total investment securities	797,772	2.46	19,589	887,440	1.99	17,664	(1,904)	3,829	1,925
Loans held for sale	4,637	5.26	244	7,131	3.70	264	(110)	90	(20)
Federal funds sold	8,157	5.16	421	15,486	0.72	111	(76)	386	310
Interest bearing deposits	92,655	3.99	3,697	204,548	0.74	1,522	(1,238)	3,413	2,175
Restricted equity securities	3,551	8.76	311	4,768	3.94	188	(58)	181	123
Total earning assets	4,304,842	5.24	223,001	3,915,674	4.11	157,910	30,133	34,958	65,091	41.22%
Cash and due from banks	25,066			24,087
Allowance for credit losses - loans	(42,214)			(36,444)
Bank premises and equipment	62,013			61,807
Other assets	167,990			142,614
Total assets	$4,517,697			$4,107,738

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	Dollars In Thousands
	2023			2022			2023/2022 Change
	Average	Rates/	Income/	Average	Rates/	Income/	Due to	Due to		Percent
	Balance	Yields	Expense	Balance	Yields	Expense	Volume	Rate	Total	Change
Deposits:
Negotiable order of withdrawal accounts	$976,154	0.60%	5,847	$1,083,028	0.24%	2,546	$(274)	3,575	3,301
Money market demand accounts	1,123,482	2.03	22,769	1,250,916	0.47	5,905	(661)	17,524	16,863
Time deposits	1,264,602	3.98	50,341	601,100	1.08	6,486	12,762	31,094	43,856
Other savings deposits	322,458	1.43	4,625	332,918	0.34	1,116	(36)	3,545	3,509
Total interest-bearing deposits	3,686,696	2.27	83,582	3,267,962	0.49	16,053	11,791	55,738	67,529
Federal Home Loan Bank advances	63	3.05	2	—	—	—	2	—	2
Fed funds purchased	541	4.48	24	256	5.47	14	13	(3)	10
Finance leases	2,266	3.14	71	1,928	3.43	66	11	(6)	5
Total interest-bearing liabilities	3,689,566	2.27	83,679	3,270,146	0.49	16,133	11,817	55,729	67,546	418.68%
Demand deposits	399,683			434,443
Other liabilities	35,982			33,835
Shareholders’ equity	392,466			369,314
Total liabilities and shareholders’ equity	$4,517,697			$4,107,738
Net interest income			$139,322			$141,777	$18,316	$(20,771)	$(2,455)	(1.73%)
Net interest margin (4)		3.30%			3.70%
Net interest spread (5)		2.97%			3.62%

(1)
Yields on loans and total earning assets include the impact of State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities of $2.7 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.
(2)
Loan fees of $12.0 million are included in interest income in 2023. Loan fees of $12.9 million are included in interest income in 2022, inclusive of $139,000 in SBA fees related to PPP loans.
(3)
The tax equivalent adjustments have been computed using a 21% Federal tax rate.
(4)
Net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the years ended December 31, 2024, 2023 and 2022 were as follows:

	December 31, 2024		December 31, 2023		December 31, 2022
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	235,056	6.19%	186,754	5.50%	125,281	4.48%
Origination and other fee income	15,217	0.40%	11,985	0.35%	12,741	0.46%
PPP loan fee income	—	—%	—	—%	139	0.00%
Loan tax credits and tax-exempt loan interest	2,720	0.07%	2,677	0.08%	2,953	0.11%
Total	$252,993	6.66%	$201,416	5.93%	$141,114	5.05%

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income in 2024 was $284,116,000, up 27.64% when compared with $222,583,000 in 2023, which was up 41.29% when compared to $157,540,000 in 2022, in each case excluding tax exempt adjustments relating to tax exempt securities and loans. The increase in total interest income in 2024 when compared to 2023 was primarily attributable to an increase in interest earned on loans, an increase in interest and dividends earned on securities, and an increase in interest earned on interest bearing deposits. The increase in interest earned on loans resulted from an overall increase in average loan balances and an increase in the average yield earned on loans as new loans were originated at higher contractual interest rates and a portion of the Bank's variable loan portfolio repriced to current market rates. Approximately 84% of the

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

loans in our loan portfolio are variable rate loans, primarily indexed to the Federal Reserve prime rate. Fees earned on loans totaled $15,217,000, $11,985,000 and $12,880,000 for the years ended 2024, 2023 and 2022, respectively. The increase in fees earned on loans for the year ended 2024 when compared to the year ended 2023 was attributable to an increase in the volume of new loan originations. The total amount of state income tax credits and tax-exempt loan interest included in our loan yields were $2,720,000, $2,677,000 and $2,953,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in interest and dividends earned on securities in 2024 when compared to 2023 resulted from higher yields earned on the securities purchased in December 2023 and throughout 2024 as management invested liquid funds into the securities portfolio, as well as management's decision to restructure a portion of the securities portfolio and invest the proceeds in higher yielding securities in 2024. The increase in interest earned on interest bearing deposits over the same period resulted from an increase in average balances and the yield earned as a result of the Federal Reserve raising rates throughout 2023.

The ratio of average earning assets to total average assets was 95.9%, 95.3% and 95.3% for each of the years ended December 31, 2024, 2023 and 2022, respectively. Average earning assets increased $549,268,000 from $4,304,842,000 at December 31, 2023 to $4,854,110,000 at December 31, 2024. For the year ended December 31, 2022, average earning assets were $3,915,674,000. The average rate earned on earning assets for 2024 was 5.92%, compared with 5.24% in 2023 and 4.11% in 2022. The increase in average earning assets was largely due to an increase in the average balance of loans due to loan growth, an increase in the average balance of interest bearing deposits and an increase in the average balance of securities. The increase in the average rate earned on earning assets is primarily due to an increase in the average yield earned on loans as new loans were originated at higher contractual interest rates and a portion of the Bank's variable loan portfolio repriced to current market rates as mentioned previously.

Total interest expense for 2024 was $126,809,000, an increase of $43,130,000, or 51.54%, compared to total interest expense of $83,679,000 in 2023. For 2022, total interest expense totaled $16,133,000. Average interest-bearing deposits increased to $4,165,427,000 for 2024 compared to $3,686,696,000 for 2023. The average rate paid on interest-bearing deposits was 3.04% for 2024 compared to 2.27% for 2023. The increase in total interest expense in 2024 resulted from an increase in the volume and rate paid on average interest bearing deposits. Competitive pressures in the elevated short-term interest rate environment required the Bank to raise, and then subsequently maintain rates paid on deposits at higher levels while the Bank's customers shifting deposits from lower rate earning or non-interest bearing accounts to higher rate earning accounts and the increase in Certificate of Deposit Account Registry Service and Insured Cash Sweep products also negatively impacted interest expense. As competitive pressures began to ease in the second half of 2024 and the 100 basis points in rate cuts by the Federal Reserve took effect, we began lowering interest rates on some of our deposit products. However, if the competitive pressures begin to rise once again, the Federal Reserve does not cut the federal funds rate any further or loan growth outpaces deposit growth, the Bank may have to once again raise the rates it pays on deposits. We expect interest expense to continue to increase due to an increase in overall deposit balances.

Net interest income for 2024 totaled $157,307,000 as compared to $138,904,000 and $141,407,000 in 2023 and 2022, respectively. The net interest spread, defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds (calculated on a fully taxable equivalent basis), decreased to 2.88% in 2024 from 2.97% in 2023. The net interest spread was 3.62% in 2022. Net interest margin did not change and was 3.30% in 2024 and 2023. The net interest margin was 3.70% in 2022. Net interest margin remained the same in 2024 as it was in 2023 as a result of the growth in net interest income and the level of average earning assets off-setting the increases in cost of funds and the level of our average interest bearing liabilities. Changes in interest rates paid on products such as interest checking, savings, and money market accounts will generally increase or decrease in a manner that is consistent with changes in the short-term environment, but those rates are also impacted by competitive market conditions.

The direction and speed with which short-term interest rates move has an impact on our net interest income. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate decreased by 100 basis points from September 18, 2024 through December 31, 2024 as the Federal Reserve cut the target rate for the federal funds rate by 100 basis points. The Company believes that short-term interest rates will remain at or near their current levels throughout 2025, and in such rate environment, expansion of the Company's net interest margin will be dependent upon, in part, whether the Company is forced to maintain deposit rates at their current levels or further increase them for the reasons noted above. However, if short-term interest rates decline further the Company's net interest margin and earnings could be negatively impacted if the yields on loans decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits or competitive pressures in our markets limiting our ability to reduce the rates we pay on deposits, particularly given that 84% of the loans in our loan portfolio are variable rate loans. Alternatively, if the Company is able to reprice its deposits more quickly than it reprices the rates it earns on loans in such a falling rate environment, the Company expects its net interest margin would expand.

Provision for Credit Losses

On January 1, 2022, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation is adequate to provide coverage

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

for all expected credit losses. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on 10-K for a detailed discussion regarding ACL methodology.

The provision for credit losses-loans in 2024, 2023 and 2022 was $5,192,000, $6,300,000 and $8,656,000, respectively. The benefit for the allowance for credit losses on off-balance sheet exposures in 2024, 2023 and 2022 was $592,000, $2,989,000 and $1,014,000, respectively.

The decrease in the provision for credit losses-loans for the year ended December 31, 2024 when compared to the year ended December 31, 2023 was primarily attributable to an improvement in the macroeconomic forecast in our CECL modeling despite the increase in the volume of loans originated during the period. The decrease in the provision for credit losses-loans for the year ended December 31, 2023 when compared to the year ended December 31, 2022 was primarily attributable to a decrease in the volume of loans originated during the period, partially offset by the macroeconomic forecast in our CECL model reflecting the potential for a recession.

As discussed below under Financial Condition-Loans, loan growth was higher for the twelve months ended December 31, 2024 compared to the same period in 2023. Gross loan growth totaled $496,992,000, $440,839,000 and $671,824,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

For the year ended December 31, 2024, an increase in off-balance sheet credit exposures was more than offset by an increase in our unconditionally cancellable commitments as a percentage of our off-balance sheet commitments, which are excluded from the calculation of the allowance of credit losses on off-balance sheet credit exposures under ASC 326, resulting in a benefit for the year.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries at and for the twelve months ended December 31, 2024, 2023 and 2022:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

December 31, 2024
Residential 1-4 family real estate	$928	$15	1,030,428	—%
Commercial and multi-family real estate	2,781	—	1,406,746	—
Construction, land development and farmland	616	20	907,036	—
Commercial, industrial and agricultural	189	(20)	134,036	(0.01)
1-4 family equity lines of credit	81	—	215,603	—
Consumer and other	597	(558)	103,678	(0.54)
Total	$5,192	$(543)	$3,797,527	(0.01)%
December 31, 2023
Residential 1-4 family real estate	$1,435	$20	$909,742	—%
Commercial and multi-family real estate	2,123	—	1,192,260	—
Construction, land development and farmland	702	20	893,030	—
Commercial, industrial and agricultural	125	(29)	126,499	(0.02)
1-4 family equity lines of credit	639	—	177,398	—
Consumer and other	1,276	(1,276)	99,141	(1.29)
Total	$6,300	$(1,265)	$3,398,070	(0.04)%
December 31, 2022
Residential 1-4 family real estate	$1,353	$108	$762,580	0.01%
Commercial and multi-family real estate	1,886	—	974,101	—
Construction, land development and farmland	3,795	19	736,728	—
Commercial, industrial and agricultural	(117)	6	119,855	0.01
1-4 family equity lines of credit	396	—	120,104	—
Consumer and other	1,343	(1,044)	82,933	(1.26)
Total	$8,656	$(911)	$2,796,301	(0.03)%

Following our adoption of CECL, the provision for credit losses - loans charged to operating expense requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Other factors which, in management’s judgment, deserve current recognition in estimating expected credit losses - loans include growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses - loans to outstanding loans, relevant information that may affect our borrowers' ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect our borrowers' ability to pay.

There was no provision for credit losses on available-for-sale securities for the twelve months ended December 31, 2024, 2023, or 2022.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Non-Interest Income

The Company's non-interest income is composed of several components, some of which vary significantly between periods. Service charges on deposit accounts and other non-interest income generally reflect the Company’s growth, while fees for origination of mortgage loans and brokerage fees and commissions will often reflect home mortgage market and stock market conditions and fluctuate more widely from period to period.

The following is a summary of our non-interest income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Twelve Months Ended December 31,				Twelve Months Ended December 31,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposits	$8,198	$7,890	$308	3.90	$7,890	$7,382	$508	6.88%
Brokerage income	8,562	7,184	1,378	19.18	7,184	6,929	255	3.68
Debit and credit card interchange income, net	8,627	8,490	137	1.61	8,490	8,416	74	0.88
Other fees and commissions	1,590	1,408	182	12.93	1,408	1,653	(245)	(14.82)
BOLI and annuity earnings	1,817	1,667	150	9.00	1,667	1,346	321	23.85
Loss on sale of securities, net	(2,742)	(1,009)	(1,733)	(171.75)	(1,009)	(1,620)	611	37.72
Fees and gains on sales of mortgage loans	3,068	2,635	433	16.43	2,635	2,973	(338)	(11.37)
Mortgage servicing income (loss), net	(1)	9	(10)	(111.11)	9	(28)	37	132.14
Gain (loss) on the sale of fixed assets, net	(303)	(55)	(248)	(450.91)	(55)	291	(346)	(118.90)
Gain (loss) on sale of other assets, net	(8)	(10)	2	20.00	(10)	8	(18)	(225.00)
Other income (loss)	146	80	66	82.50	80	(69)	149	215.94
Total non-interest income	$28,954	$28,289	$665	2.35%	$28,289	$27,281	$1,008	3.69%

2024 v. 2023

The increase in non-interest income for the year ended December 31, 2024 when compared to the year ended December 31, 2023 is primarily attributable to increases in brokerage income, service charges on deposits, other fees and commissions, and fees and gains on sales of mortgage loans, partially offset by an increase in the loss on sale of securities and an increase in the loss on sale of fixed assets.

The increase in brokerage income is primarily due to multiple client acquisitions resulting in an increase of overall market share, the completion of estate planning and corporate benefit cases, and the overall positive performance of financial markets.

The increase in service charges on deposits was due to an increase in overdraft fees as a result of an increase in transaction volume and an increase in the number of business deposit customers utilizing treasury management services.

The increase in other fees and commissions is primarily due to an increase in fees related to safe deposit box rentals and cashier checks, as well as an increase in rental income. Beginning in November 2023, the Company entered into a lease agreement with a third party for use of the Company's unoccupied office building.

The increase in fees and gains on sale of mortgage loans was due to the mortgage interest rate environment positively impacting the fair value of our hedging instruments, while the mortgage interest rate environment experienced in 2023 negatively impacted the fair value of our interest hedging instruments.

The loss on sale of securities for 2024 was due to management's decision in the second half of 2024 to restructure a portion of the securities portfolio in multiple transactions that resulted in the sale of securities in a loss position in an attempt to improve the Bank's positioning relative to interest rate risk, including the sale of approximately $86.5 million of available-for-sale securities that resulted in a net loss of $1.4 million in the third quarter of 2024.

The increased loss on sale of fixed assets in 2024 was primarily due to write-offs associated with the closure of a leased branch location that we closed on January 13, 2024 and the write-off of fixed assets that are no longer in use. The loss on sale of fixed assets in 2023 was primarily due to the sale of a company vehicle.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

2023 v. 2022

The increase in non-interest income for the year ended December 31, 2023 when compared to the year ended December 31, 2022 was primarily attributable to increases in service charges on deposits, brokerage income, BOLI and annuity earnings, and a decrease in the realized loss on the sale of securities, partially offset by a decrease in fees and gains on sale of mortgage loans and a decrease in the gain on the sale of fixed assets.

The increase in service charges on deposits was primarily due to an increase in non-sufficient funds due to an increase in the number of customers and the more challenging economic environment in 2023.

The increase in brokerage income was primarily due to a strong fourth quarter of 2023, driven by multiple client acquisitions and an increase of overall market share in our market areas as well as the positive performance of financial markets during such quarter.

The increase in BOLI and annuity earnings was primarily attributable to an increase in rates in the market.

The loss on sale of securities for 2023 and 2022 was due to the Company selling securities in order to restructure the securities portfolio into higher yielding securities offsetting securities pricing in future periods. In 2023, the Company was able to take advantage of the improvement in underlying market conditions to limit the amount of realized losses.

The decrease in fees and gains on sale of mortgage loans was due to the higher interest rate environment which contributed to weakened demand for purchase money mortgage loans and refinancing transactions. The volume of mortgage loans originated for 2023 was $73,984,000 compared to $106,601,000 for 2022.

The loss on sale of fixed assets in 2023 is primarily due to the sale of a company vehicle. The gain on sale of fixed assets in 2022 was attributable to the sale of a lot which was originally purchased for a future branch location.

Non-Interest Expenses

Non-interest expenses consist primarily of employee costs, FDIC premiums, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, directors’ fees, audit, legal and consulting fees, and other operating expenses.

The following is a summary of the Company's non-interest expense for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Twelve Months Ended December 31,				Twelve Months Ended December 31,
	2024	2023	$ Increase (Decrease)	% Increase (Decrease)	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Employee salaries and benefits	$67,342	$59,501	$7,841	13.18%	$59,501	$56,707	$2,794	4.93%
Equity-based compensation	1,567	1,528	39	2.55	1,528	1,864	(336)	(18.03)
Occupancy expenses	5,733	6,532	(799)	(12.23)	6,532	5,563	969	17.42
Furniture and equipment expenses	3,038	3,225	(187)	(5.80)	3,225	3,400	(175)	(5.15)
Data processing expenses	9,477	8,797	680	7.73	8,797	7,337	1,460	19.90
Advertising & public relations expenses	3,512	3,714	(202)	(5.44)	3,714	3,455	259	7.50
Accounting, legal & consulting expenses	1,550	1,789	(239)	(13.36)	1,789	1,409	380	26.97
FDIC insurance	3,129	3,120	9	0.29	3,120	1,527	1,593	104.32
Directors’ fees	816	713	103	14.45	713	650	63	9.69
Other operating expenses	12,257	12,032	225	1.87	12,032	11,058	974	8.81
Total non-interest expense	$108,421	$100,951	$7,470	7.40%	$100,951	$92,970	$7,981	8.58%

2024 v. 2023

The increase in non-interest expenses for the year ended December 31, 2024 when compared to the year ended December 31, 2023 was primarily attributable to an increase in salaries and employee benefits, data processing expenses, and other operating expenses, partially offset by a decrease in occupancy expenses, furniture and equipment expenses, advertising & public relations expenses, and accounting, legal and consulting expenses.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Employee salaries and benefits increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations, an increase in incentives and commissions paid due to the increase in loan volume and an increase in clients and production growth within the investment department.

Data processing expense increased principally due to implementation of a small business online solution and an increase in the overall number of customers using digital services. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow, the demand for digital products and services from customers increases, and the cyber threat environment grows.

The increase in other operating expenses was primarily due to costs associated with a new employee development program, including engagement activities, and mailing costs associated with account change notices. Also contributing to the increase was an increase in fees related to ICS and CDARS accounts as a result of an increase in these types of accounts.

The decrease in occupancy expense was primarily due to the closure of a leased branch office location that we closed on January 13, 2024.

The decrease in furniture and equipment expenses for the year ended December 31, 2024 was primarily due to a decrease in depreciation expense which resulted from the full depreciation of the equipment in the Company's operations building.

The decrease in advertising and public relations expenses was primarily due to the competitive rate environment experienced in 2023, which caused the Bank to increase marketing efforts focused on driving deposit growth in 2023.

The decrease in accounting, legal and consulting expenses was primarily associated with the timing and payment of invoices received at year-end.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by taking our non-interest expense divided by our net-interest income plus non-interest income. Our efficiency ratio for the years ended 2024, 2023 and 2022 was 58.21%, 60.38% and 55.11%, respectively. The improvement in the efficiency ratio in 2024 when compared to 2023 was due to the increases in net interest income and non-interest income outpacing the increase in non-interest expense.

The Company expects non-interest expense will continue to increase in 2025, including as a result of increased salary and benefits expense and increased occupancy costs associated with our continued growth.

2023 v. 2022

The increase in non-interest expenses for the year ended December 31, 2023 when compared to the year ended December 31, 2022 was primarily attributable to an increase in salaries and employee benefits, occupancy expenses, data processing expenses, FDIC insurance, other operating expenses, and advertising expenses.

Salaries and employee benefits increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in the number of employees necessary to support the Company’s growth in operations and branch count.

The increase in occupancy expense was primarily due to multiple branch renovations, repairs, ongoing branch maintenance, and costs associated with the termination of a lease associated with the branch closed in January 2024.

Data processing expenses increased due to an increase in computer maintenance, consumer and business online banking, and computer hardware/license expenses. The computer maintenance expenses increased as a result of, among other items, expenses associated with additional software applications and the number of open accounts. Enhanced business digital solutions, improved digital security for consumers, and an increase in the number of customers using digital services accounted for other increases.

FDIC assessment expense increased due to the Company's growth in 2022 as well as an increase in the assessment rate administered by the FDIC.

The increase in other operating expenses was primarily due to an increase in employee engagement and development, ATM servicing costs, and write-offs on customer deposit accounts resulting from fraudulent transactions.

The increase in advertising expenses was primarily attributable to an increase in customer acquisition costs, marketing expenses associated with the opening of two new branches, the advertising of new products, as well as an overall increase in the cost of marketing resources.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Income Taxes

The Company’s income tax expense was $16,576,000 for 2024, an increase of $2,637,000 from $13,939,000 for 2023, which was a decrease of $1,117,000 from the 2022 total of $15,056,000. The percentage of income tax expense to earnings before taxes was 22.6% in 2024, 22.1% in 2023 and 22.1% in 2022. The increase in income tax expense in 2024 from 2023 was due to an increase in earnings before income taxes, and the decrease in 2023 from 2022 was due to a decrease in earnings before income taxes. Our effective tax rate represents our blended statutory federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as earnings on bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits.

Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes at both the federal and state level. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. Changes in current tax laws and rates could also affect recorded deferred tax assets and liabilities in the future as was the case with the passage of the Tax Cuts and Jobs Act in 2017.

Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes (“ASC 740”) provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with ASC Topic 740, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased in 2024 by $512,183,000, or 10.57%, to $5,358,659,000 at December 31, 2024, after increasing 13.09% in 2023 to $4,846,476,000 at December 31, 2023. Loans, net of allowance for credit losses, totaled $4,042,392,000 at December 31, 2024, a $491,717,000, or 13.85%, increase compared to December 31, 2023. In 2024, management targeted owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus. The increase in loans in 2024 resulted from the continued population growth and corporate relocations in the Bank's primary market areas, the continuing impact of opening of new branches, and increased marketing efforts. The Company continued to grow loans in 2024 at a rate similar to 2023. The Company expects to experience slower loan growth in 2025 as elevated interest rates are expected to slow loan demand, particularly if a recessionary economic environment develops. In addition, we expect to continue to moderate the extent of our lending in 2025 to ensure adequate liquidity. At year-end 2024, securities totaled $827,893,000, an increase of 2.07% from $811,081,000 at December 31, 2023, primarily due to the purchase of new securities, partially offset by the run-off of declining balance securities and the sale of securities. As a result of loan growth that outpaced deposit growth, interest bearing deposits at other financial institutions decreased by $2,430,000, to $211,271,000 at December 31, 2024. Deferred income taxes totaled $46,048,000 at December 31, 2024, a $575,000, or 1.26%, increase compared to December 31, 2023.

Total liabilities increased by $461,885,000, or 10.46%, to $4,878,956,000 at December 31, 2024 compared to $4,417,071,000 at December 31, 2023. This increase was composed primarily of the $462,928,000 increase in total deposits to $4,830,034,000, a 10.60% increase from December 31, 2023. The increase in total deposits since December 31, 2023 was primarily attributable to growth in market share, branching and concerted marketing efforts, including deposit promotions, to drive deposit growth which resulted in the opening of new deposit accounts. Accrued interest and other liabilities decreased to $48,922,000 from $49,965,000 at respective year ends 2024 and

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

2023. The decrease in accrued interest and other liabilities was due to a decrease in reserve for income taxes, a decrease in escrow payable, and a decrease in off-balance sheet commitments, partially offset by an increase in interest payable on deposits.

Shareholders’ equity increased $50,298,000, or 11.71%, in 2024, due to net earnings, the issuance of common stock pursuant to the Company’s Dividend Reinvestment Plan and the exercise of stock options. This increase in equity was partially offset by dividends paid on the Company’s common stock. A more detailed discussion of assets, liabilities and capital follows.

Loans

The following schedule details the loans and percentage of loans in each category of the Company at December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024		December 31, 2023
	AMOUNT	%	AMOUNT	%
Residential 1-4 family real estate	$1,133,966	27.6%	$959,218	26.6%
Commercial and multi-family real estate	1,544,340	37.7	1,313,284	36.4
Construction, land development and farmland	941,193	22.9	901,336	25.0
Commercial, industrial and agricultural	144,619	3.5	127,659	3.5
1-4 family equity lines of credit	235,240	5.7	202,731	5.6
Consumer and other	106,235	2.6	104,373	2.9
Total loans before net deferred loan fees	4,105,593	100.0%	3,608,601	100.0%
Net deferred loan fees	(13,704)		(13,078)
Total loans	4,091,889		3,595,523
Less: Allowance for credit losses	(49,497)		(44,848)
Net loans	$4,042,392		$3,550,675

Loans are the largest component of the Company’s assets and are its primary source of income. The Company’s loan portfolio, net of allowance for credit losses, increased 13.85% at year-end 2024 when compared to year-end 2023. Overall, the Bank's loan demand and related new loan production remained steady in 2024, with the portfolio growing at a similar rate as it did in 2023. The net loan growth from December 31, 2023 reflects increased marketing efforts focused on growing the portfolio, and continued population growth and corporate relocations in our primary market areas. The table above sets forth the loan categories and the percentage of such loans in the portfolio as of December 31, 2024 and 2023.

As represented in the above table, Wilson Bank experienced loan growth for the year ended December 31, 2024 in all loan categories. Residential 1-4 family real estate loans increased 18.2% in 2024 and comprised 27.6% of the total loan portfolio at December 31, 2024, compared to 26.6% at December 31, 2023. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company experienced in the investor sector of 1-4 family. Commercial and multi-family real estate loans increased 17.6% in 2024 and comprised 37.7% of the total loan portfolio at December 31, 2024, compared to 36.4% at December 31, 2023. Construction, land development and farmland loans increased 4.4% in 2024 and comprised 22.9% of the total loan portfolio at December 31, 2024, compared to 25.0% at December 31, 2023. 1-4 family equity lines of credit loans increased 16.0% in 2024 and comprised 5.7% of the total loan portfolio at December 31, 2024, compared to 5.6% at December 31, 2023. The increase in commercial and multi-family real estate, construction, land development and farmland loans, and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. As noted above, the Company expects loan growth to slightly slow in 2025 as a result of the elevated interest rate environment, particularly if a recessionary economic environment develops.

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

Banking regulators define highly leveraged transactions to include leveraged buy-outs, acquisition loans and recapitalization loans of an existing business. Under the regulatory definition, at December 31, 2024, the Company had no highly leveraged transactions, and there

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

were no foreign loans outstanding during any of the reporting periods. As of December 31, 2024, the Company had not underwritten any loans in connection with capital leases.

The following table classifies the Company's fixed and variable rate loans at December 31, 2024 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years (dollars in thousands):

	December 31, 2024
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential 1-4 family real estate	$51,742	$13,860	$128,274	$940,090	$1,133,966
Commercial and multi-family real estate	69,703	63,530	249,495	1,161,612	1,544,340
Construction, land development and farmland	286,791	190,232	134,367	329,803	941,193
Commercial, industrial and agricultural	17,859	49,250	45,535	31,975	144,619
1-4 family equity lines of credit	23,819	34,714	171,302	5,405	235,240
Consumer and other	19,170	55,937	7,240	23,888	106,235
Total	$469,084	$407,523	$736,213	$2,492,773	$4,105,593
Loans with fixed interest rates:
Residential 1-4 family real estate	$50,677	$3,549	$14,755	$139,664	$208,645
Commercial and multi-family real estate	44,278	23,241	16,056	4,548	88,123
Construction, land development and farmland	137,317	37,931	15,490	31,750	222,488
Commercial, industrial and agricultural	8,700	29,611	5,971	12	44,294
1-4 family equity lines of credit	2,058	903	15	—	2,976
Consumer and other	12,170	47,214	6,585	6,145	72,114
Total	$255,200	$142,449	$58,872	$182,119	$638,640
Loans with variable interest rates:
Residential 1-4 family real estate	$1,065	$10,311	$113,519	$800,426	$925,321
Commercial and multi-family real estate	25,425	40,289	233,439	1,157,064	1,456,217
Construction, land development and farmland	149,474	152,301	118,877	298,053	718,705
Commercial, industrial and agricultural	9,159	19,639	39,564	31,963	100,325
1-4 family equity lines of credit	21,761	33,811	171,287	5,405	232,264
Consumer and other	7,000	8,723	655	17,743	34,121
Total	$213,884	$265,074	$677,341	$2,310,654	$3,466,953

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table details selected information as to non-accrual loans of the Company at December 31, 2024, 2023 and 2022:

	In Thousands, Except Percentages
	December 31, 2024			December 31, 2023			December 31, 2022
		Non-Accrual Loans			Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category

Residential 1-4 family real estate	$1,133,966	$452	0.04%	$959,218	$—	—%	$854,970	$—	—%
Commercial and multi-family real estate	1,544,340	3,616	0.23	1,313,284	—	—	1,064,297	—	—
Construction, land development and farmland	941,193	—	—	901,336	—	—	879,528	—	—
Commercial, industrial and agricultural	144,619	—	—	127,659	—	—	124,603	—	—
1-4 family equity lines of credit	235,240	750	0.32	202,731	—	—	151,032	—	—
Consumer and other	106,235	—	—	104,373	—	—	93,332	—	—
Total	$4,105,593	$4,818		$3,608,601	$—		$3,167,762	$—
Allowance for credit losses on loans		$49,497			$44,848			$39,813
Ratio of non-accrual loans to total loans outstanding			0.12%			—%			—%
Ratio of allowance for credit losses on loans to non-accrual loans		1,027.33%			—%			—%

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $4,818,000 at December 31, 2024. There were no non-accrual loans at December 31, 2023 or 2022. For the year ended December 31, 2024, the amount of interest income on non-accrual loans that would have been recognized if loans were on accruing status was insignificant.

At December 31, 2024, there were five outstanding loan modifications made to borrowers experiencing financial difficulty, with outstanding balances totaling $25,599,000, all of which were on accrual status. At December 31, 2023, there were four outstanding loan modifications made to borrowers experiencing financial difficulty, with outstanding balances totaling $3,446,000, all of which were on accrual status.

At December 31, 2024, and December 31, 2023, there was no other real estate owned outstanding.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table sets forth for the reported periods loans that were at least 30 days but less than 60 days past due, 60 days but less than 90 days past due and nonaccrual loans and those loans past due greater than 89 days:

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual and Greater Than 89 Days Past Due	Total Nonaccrual and Past Due	Current	Total Loans	Loans Greater Than 89 Days Past Due and Accruing Interest
December 31, 2024
Residential 1-4 family real estate	$5,854	1,462	766	8,082	1,125,884	1,133,966	$314
Commercial and multi-family real estate	—	2	3,616	3,618	1,540,722	1,544,340	—
Construction, land development and farmland	742	—	162	904	940,289	941,193	162
Commercial, industrial and agricultural	184	562	113	859	143,760	144,619	113
1-4 family equity lines of credit	960	581	840	2,381	232,859	235,240	90
Consumer and other	568	137	52	757	105,478	106,235	52
Total	$8,308	2,744	5,549	16,601	4,088,992	4,105,593	$731
December 31, 2023
Residential 1-4 family real estate	$1,544	552	1,178	3,274	955,944	959,218	$1,178
Commercial and multi-family real estate	5,846	—	—	5,846	1,307,438	1,313,284	—
Construction, land development and farmland	2,959	1	—	2,960	898,376	901,336	—
Commercial, industrial and agricultural	52	—	7	59	127,600	127,659	7
1-4 family equity lines of credit	571	209	106	886	201,845	202,731	106
Consumer and other	350	78	118	546	103,827	104,373	118
Total	$11,322	840	1,409	13,571	3,595,030	3,608,601	$1,409

Past due loans, which include nonaccrual loans and loans greater than 89 days past due, totaled $16,601,000 at December 31, 2024, an increase from $13,571,000 at December 31, 2023. The increase in nonaccrual and greater than 89 days past due loans during the year ended December 31, 2024 of $4,140,000, from $1,409,000 to $5,549,000, was due primarily to the addition of one large residential 1-4 family real estate loan relationship, one large 1-4 family equity line of credit loan relationship, and one large commercial and multi-family real estate relationship, all of which were on non-accruing status. The increase in 60-89 days past due loans during the year ended December 31, 2024 of $1,904,000 was primarily due to the addition of three commercial, industrial and agricultural loan relationships, two 1-4 family equity lines of credit loan relationships and three residential 1-4 family real estate loan relationships. Management believes that it is probable that it will incur losses on nonaccrual and greater than 89 days past due loans but believes that these losses should not exceed the amount in the allowance for credit losses already allocated to these loans, unless there is a severe deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by dividing the total of our loans greater than 89 days past due and accruing interest, non-accrual loans, and other real estate owned by our total assets outstanding. Our NPA ratios for the periods ended December 31, 2024 and December 31, 2023 were 0.10% and 0.03%, respectively. The increase in our NPA ratio was the result of increases in nonaccrual loans and loans greater than 89 days past due and accruing interest as described above.

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

At December 31, 2024, the Company had a recorded investment in collateral dependent loans totaling $37,453,000, an increase from a recorded investment in collateral dependent loans totaling $4,838,000 at December 31, 2023. The increase during the year ended

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

December 31, 2024 as compared to December 31, 2023 is primarily due to the deterioration in payment performance and downgrade of a few large borrowers for which we believe the majority of the loans to be well-collateralized. Management has developed and continues to execute performance improvement plans on these relationships and is working to mitigate the credit risk of the loans in order to reduce our potential exposure to credit losses. As of December 31, 2024 a $408,000 valuation allowance was recorded on collateral dependent loans due to one loan relationship. As of December 31, 2023, no valuation allowance was recorded on collateral dependent loans. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

The internally classified loans as a percentage of the allowance for credit losses were 97.0% and 13.2%, respectively, at December 31, 2024 and 2023. At December 31, 2024, loans totaling $48,005,000 were included in the Company’s internal classified loan list compared to $5,900,000 at December 31, 2023. The increase in internally classified loans was due to the downgrade of a few large borrowers mentioned above. Of the internally classified loans, $47,215,000 are real estate secured and $790,000 are secured by various other types of collateral. Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Management continues to develop and execute performance improvement plans with these select few borrowers and continues to believe these loans are well collateralized. If economic uncertainty remains in the market, or management's performance improvement plan proves to be unsuccessful, our classified loan balances could increase further.

The allowance for credit losses is discussed under “Critical Accounting Estimates”, “Provision for Credit Losses”, and "Summary of Significant Accounting Policies." The Company maintains its allowance for credit losses at an amount believed by management to be adequate to absorb expected credit losses inherent in the loan portfolio as of December 31, 2024.

Substantially all of the Company’s loans are from Wilson, DeKalb, Smith, Putnam, Trousdale, Davidson, Rutherford, Sumner, Williamson, Hamilton and adjacent counties. Although the majority of the Company's loans are in the real estate market, the Company seeks to exercise prudent risk management in lending through the diversification by loan category within the real estate segment, including residential 1-4 family real estate, commercial and multi-family real estate, construction, land development and farmland, and 1-4 family equity lines of credit.

The Company will target owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of emphasis in 2025. At December 31, 2024, the Company’s total loans equaled 84.7% of its total deposits as compared to 82.3% at December 31, 2023. The Company may sell portions of the loans it generates to other financial institutions for cash in order to improve the liquidity of the Company’s loan portfolio or extend its lending capacity.

Allowance for Credit Losses

On January 1, 2022, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our financial instrument portfolios. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected credit losses.

The allowance for credit losses for loans represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses for loans is based on the loan's amortized cost basis, excluding accrued interest receivable, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through quarterly discounted cash flow modeling of the loan portfolio which considers lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.

Our allowance for credit losses for loans at December 31, 2024 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. Provision for credit losses for loans in 2024 resulted in an increase of the allowance for credit losses for loans (net of charge-offs and recoveries) to $49,497,000 at December 31, 2024 from $44,848,000 at December 31, 2023 and $39,813,000 at December 31, 2022. The allowance for credit losses for loans increased 10.37% from December 31, 2023 to December 31, 2024 as compared to the 13.81% increase in total loans over the same period. The allowance for credit losses for loans was 1.21% of total loans outstanding at December 31, 2024 compared to 1.25% at December 31, 2023. The allowance for loan losses was 1.26% at December 31, 2022.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following schedule provides an allocation of the year-end allowance for credit losses for loans by portfolio segment for the Company as of and for the fiscal years ended December 31, 2024 and 2023:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2024
Residential 1-4 family real estate	$9,708	27.6%	$1,133,966	0.86%
Commercial and multi-family real estate	20,203	37.7	1,544,340	1.31
Construction, land development and farmland	14,663	22.9	941,193	1.56
Commercial, industrial and agricultural	1,702	3.5	144,619	1.18
1-4 family equity lines of credit	1,890	5.7	235,240	0.80
Consumer and other	1,331	2.6	106,235	1.25
Total	$49,497	100.0%	4,105,593	1.21
Net deferred loan fees			(13,704)
			$4,091,889	1.21%
December 31, 2023
Residential 1-4 family real estate	$8,765	26.6%	$959,218	0.91%
Commercial and multi-family real estate	17,422	36.4	1,313,284	1.33
Construction, land development and farmland	14,027	25.0	901,336	1.56
Commercial, industrial and agricultural	1,533	3.5	127,659	1.20
1-4 family equity lines of credit	1,809	5.6	202,731	0.89
Consumer and other	1,292	2.9	104,373	1.24
Total	$44,848	100.0%	3,608,601	1.24
Net deferred loan fees			(13,078)
			$3,595,523	1.25%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible. The allowance for credit losses for loans as a percentage of total loans outstanding at December 31, 2024, net of deferred fees, decreased slightly from the year ended December 31, 2023. This decrease was mainly due to a more favorable macroeconomic forecast, which is discussed below in more detail, combined with portfolio composition changes towards loans with lower reserve rates.

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

In estimating expected credit losses as of December 31, 2024, we utilized the Moody’s Analytics December 2024 Baseline Scenario (the “Baseline Scenario”) to forecast the macroeconomic variables used in our models. The Baseline Scenario was based on the review of a variety of forecasts of the U.S. economy. The Baseline Scenario projections through the end of the forecast period in the fourth quarter of 2026 included, (i) a U.S. Gross Domestic Product (“GDP”) annualized quarterly growth rate in the range of approximately 1.5% to 2.7%; (ii) a U.S. unemployment rate in the range of approximately 4.0% to 4.1%; and (iii) a Home Price Index annualized quarterly growth rate in the range of approximately 1.1% to 2.4%.

We adjust model results using qualitative factor ("Q-factor") adjustments. Q-Factor adjustments are based upon management's judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

modeling inputs, assumptions and other processes. Management assesses the potential impact of such items within a range of "major risk" to "improvement" and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment.

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs decreased to $543,000 in 2024 from net charge-offs of $1,265,000 in 2023 and net charge-offs of $911,000 in 2022. The ratio of net charge-offs to average total outstanding loans was 0.01% in 2024, 0.04% in 2023 and 0.03% in 2022. Overall, the Bank experienced minimal charge-offs during 2024. It is expected that charge-offs will be modest for 2025; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased $592,000 from $3,147,000 at December 31, 2023 to $2,555,000 at December 31, 2024 as a result of an increase in our unconditionally cancellable commitments as a percentage of our off-balance sheet commitments, which are excluded from the calculation of the allowance for credit losses on off-balance sheet credit exposure under ASC 326. Off-balance sheet exposures are recognized on the balance sheet within accrued interest and other liabilities.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses - loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation of the allowance for credit losses - loans is prepared quarterly by the Company's Chief Financial Officer and provided to the Board of Directors. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at December 31, 2024 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see "Provision for Credit Losses" and Note 2 "Loans and Allowance for Credit Losses" elsewhere in this Annual Report on Form 10-K.

Securities

Securities increased 2.07% to $827,893,000 at December 31, 2024 from $811,081,000 at December 31, 2023, and comprised the second largest and other primary component of the Company’s earning assets. Securities increased due to the purchase of new securities, partially offset by run-off of our declining balance securities in 2024 and the sales of securities in connection with management's decision to restructure a portion of the portfolio as discussed above. The average yield, including tax equivalent adjustment, of the securities portfolio at December 31, 2024 was 2.50% with a weighted average life of 7.00 years, as compared to an average yield of 2.33% and a weighted average life of 8.25 years at December 31, 2023. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses on our available-for-sale securities excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Upon and subsequent to adoption of CECL, for available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At December 31, 2024 and December 31, 2023, we determined that the decline we experienced in fair value of available-for-sale securities below the amortized cost basis of the securities was driven by changes in interest rates and not due to credit-related factors. Therefore, there was no provision for credit loss recognized during the twelve months ended December 31, 2024 with respect to our available-for-sale securities, nor was there an allowance for credit losses on available-for-sale securities.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

No securities have been classified as trading securities or held-to-maturity at December 31, 2024, December 31, 2023, or December 31, 2022.

Investment securities at December 31, 2024 and December 31, 2023 consisted of the following:

	December 31, 2024
	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies	$4,927	—	389	4,538
U.S. Government-sponsored enterprises (GSEs)	183,912	8	21,947	161,973
Mortgage-backed securities	520,729	55	66,588	454,196
Asset-backed securities	51,110	108	401	50,817
Corporate bonds	2,500	—	104	2,396
Obligations of states and political subdivisions	184,163	—	30,190	153,973
	$947,341	171	119,619	827,893

	December 31, 2023
	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies	$4,901	—	472	4,429
U.S. Government-sponsored enterprises (GSEs)	167,738	—	23,570	144,168
Mortgage-backed securities	480,759	230	63,959	417,030
Asset-backed securities	51,183	193	1,403	49,973
Corporate bonds	2,500	—	77	2,423
Obligations of states and political subdivisions	223,358	397	30,697	193,058
	$930,439	820	120,178	811,081

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table details the contractual maturities and weighted average yields of investment securities of the Company as of December 31, 2024. Actual maturities may differ from contractual maturities of mortgage and asset-backed securities because the mortgages or other assets underlying such securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2024:

	December 31, 2024
Available-For-Sale Securities	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage and asset-backed securities
One year or less	$992	0.88%
After one year through five years	24,318	1.26
After five years through ten years	88,116	3.40
After ten years	391,587	2.77
Total Mortgage and asset backed securities	505,013	2.80
U.S. Treasury and other U.S. government agencies:
One year or less	—	—
After one year through five years	4,538	1.11
After five years through ten years	—	—
After ten years	—	—
Total U.S. Treasury and other U.S. government agencies:	4,538	1.11
U.S. Government-sponsored enterprises (GSEs):
One year or less	2,006	0.86
After one year through five years	60,356	1.04
After five years through ten years	86,477	2.20
After ten years	13,134	2.43
Total U.S. Government-sponsored enterprises (GSEs)	161,973	1.78
Obligations of states and political subdivisions*:
One year or less	—	—
After one year through five years	25,172	1.72
After five years through ten years	68,353	2.02
After ten years	60,448	2.85
Total obligations of states and political subdivisions	153,973	2.31
Corporate bonds:
One year or less	2,396	4.25
After one year through five years	—	—
After five years through ten years	—	—
After ten years	—	—
Total corporate bonds	2,396	4.25
Total available-for-sale securities	$827,893	2.50%

* Weighted average yield on tax-exempt obligations is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 21%.

We computed weighted average yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the fair value of each security in that range.

Premises and Equipment, net

Premises and equipment decreased $849,000, or 1.36%, from December 31, 2023 to December 31, 2024. The primary reason for the decrease was due to current year depreciation and amortization of $4,133,000 and write-offs due to the closure of a leased branch office

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

location, partially offset by the purchase of equipment and furniture and fixtures (primarily in connection with the remodeling of the Company's main office), and the remodeling of several branches.

The Company has entered into various operating and financing lease arrangements. Future undiscounted payments under such arrangements as of December 31, 2024 were as follows:

	In Thousands
	Operating	Finance
Less than 1 year	$561	$128
1-3 years	1,138	377
3-5 years	829	397
More than 5 years	695	3,424

Bank Owned Life Insurance

Bank owned life insurance increased $2,303,000, or 3.86%, from December 31, 2023 to December 31, 2024. This increase was due to the purchase of a policy totaling $515,000 and an increase in the overall cash surrender value of our existing policies of $1,788,000.

Deposits

The increases in assets in 2024 and 2023 were funded primarily by increases in deposits and the Company’s earnings. Total deposits, which are the principal source of funds for the Company, totaled $4,830,034,000 at December 31, 2024 compared to $4,367,106,000 at December 31, 2023, an increase of 10.60%. There were no brokered deposits at December 31, 2024, compared to $69,135,000 at December 31, 2023. The decrease in brokered deposits from December 31, 2023 to December 31, 2024 was the result of management's decision to not renew any brokered deposits when they matured, as the Company has been able to grow lower cost core deposits. The increase in total deposits since December 31, 2023 was primarily attributable to growth in market share and concerted marketing efforts to drive deposit growth, including a strategic focus on growing customers by utilizing deposit promotions, which resulted in the opening of new deposit accounts. The Company has targeted consumers, professionals, small businesses, and municipalities as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers. Management believes the markets in which it operates are attractive economic markets offering growth opportunities for the Company; however, the Company competes with several larger banks and community banks that have offices in these areas which may negatively impact market growth or maintenance of current market share. Even though the Company is in a very competitive market, though such competition lessened somewhat in 2024, management currently believes that its deposit market share can be maintained or expanded, though, as discussed below, such competition may, particularly if it reintensifies, force the Company to further increase the rates it pays on deposits or seek alternative funding sources as needed to support loan growth.

The $462,928,000, or 10.60%, growth in deposits in 2024 was due to a $236,187,000, or 15.84%, increase in certificates of deposits, a $169,019,000, or 14.61%, increase in money market accounts, a $33,489,000, or 3.58%, increase in negotiable order of withdrawal (NOW) accounts, a $23,593,000, or 7.37%, increase in savings accounts, and a $7,197,000, or 9.59%, increase in individual retirement accounts. This was partially offset by a $6,557,000, or 1.68%, decrease in demand deposit accounts. The increase in time deposits and money markets is due to the Bank increasing rates in the first half of 2024 and maintaining these elevated rates to remain competitive in our market areas and customers shifting to these products from lower earning and non-interest earning accounts to take advantage of higher rates. The increase in NOW accounts was primarily attributable to the Bank's strategic initiative to grow business deposits. The increase in savings accounts was primarily attributable to targeted marketing campaigns to acquire consumer savings deposits. The average rate paid on average total interest-bearing deposits was 3.04% for 2024 compared to 2.27% for 2023. The average rate paid in 2022 was 0.49%. As mentioned above, if the competitive pressures begin to rise once again, the Federal Reserve does not cut the federal funds rate any further or loan growth outpaces deposit growth, the Bank may have to once again raise deposit rates, or may be limited in its ability to lower deposit rates should short-term interest rates fall. If either of these scenarios were to happen, our net interest margin would experience compression and our results of operations would be negatively impacted.

As noted above, we raised rates on deposits to maintain liquidity levels and offer competitive rates in our markets. The ratio of average loans to average deposits was 83.3% in 2024, 83.2% in 2023, and 75.5% in 2022.

The average amounts and average interest rates for deposits for 2024 and 2023 are detailed in the following schedule:

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

	2024		2023
	Average		Average
	Balance		Balance
	In	Average	In	Average
	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$391,942	—%	$399,683	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	927,902	0.86	976,154	0.60
Money market demand accounts	1,237,236	2.79	1,123,482	2.03
Time deposits	1,671,006	4.70	1,264,602	3.98
Other savings	329,283	1.73	322,458	1.43
Total interest-bearing deposits	4,165,427	3.04%	3,686,696	2.27%
Total deposits	$4,557,369	2.78%	$4,086,379	2.05%

At December 31, 2024, we estimate that we had approximately $1.4 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit, compared to $1.2 billion at December 31, 2023. Approximately 30% of our total deposits exceeded the FDIC deposit insurance limits at December 31, 2024 while approximately 28% exceeded the FDIC deposit insurance limits at December 31, 2023. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $200,650,000, or 4.15% of total deposits, at December 31, 2024, compared to $104,204,000, or 2.39% of total deposits, at December 31, 2023.

The following schedule details the maturities of estimated uninsured time deposits greater than $250,000 at December 31, 2024:

In Thousands
Time deposits otherwise uninsured with a maturity of:
Three months or less	$82,238
Over three through six months	180,901
Over six through twelve months	109,920
Over twelve months	66,863
Portion of U.S. time deposits in excess of insurance limit	$439,922

Off Balance Sheet Arrangements

At December 31, 2024, the Company had unfunded lines of credit of $1.2 billion and outstanding standby letters of credit of $129 million, compared to unfunded lines of credit of $1.0 billion and outstanding standby letters of credit of $106 million at December 31, 2023. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to access interest-bearing deposits in other financial institutions, liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. Liquidation of securities available-for-sale could trigger recognition of losses by the Bank if those securities sold to meet these commitments were in a loss position when sold. As mentioned below, Wilson Bank has been able to fund its ongoing liquidity needs through its stable core deposit base, brokered deposits, loan repayments, its investment security maturities, and short-term borrowings.

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

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both short term and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 10.80% at December 31, 2024 and 13.09% at December 31, 2023. The decrease in our liquidity ratio is primarily attributable to a decrease in liquid assets as a result of an increase in the dollar amount of our available-for-sale securities that we have pledged to secure certain of our customers' deposits.

The Company’s primary source of liquidity is a stable core deposit base. In addition, federal funds purchased, advances from the Federal Home Loan Bank of Cincinnati, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At December 31, 2024, the Company’s liquid assets totaled approximately $578.7 million, a decrease from $634.0 million at December 31, 2023. A portion of these liquid assets include unpledged available-for-sale securities that are in an unrealized loss position at December 31, 2024. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's earnings and regulatory capital levels. Additionally, as of December 31, 2024, the Company had available approximately $119.3 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $546.7 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk, and to assist management as management seeks to maintain stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, or the need to fund loan demand or other liquidity needs. At December 31, 2024, securities totaling approximately $54.3 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At December 31, 2024, loans totaling approximately $469.1 million will become due within twelve months from that date.

As for liabilities, at December 31, 2024, certificates of deposit and individual retirement accounts of $250,000 or greater totaling approximately $675.7 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the next twelve months.

Management believes that with present maturities, borrowing capacity in unused federal funds lines of credit and with the Federal Home Loan Bank of Cincinnati and the efforts of management in its asset/liability management program, the Company has adequate liquidity to meet all known contractual obligations, unfunded commitments and reasonable requirements of borrowers and depositors over the next twelve months as well over a longer term.

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

At December 31, 2024, the Company had no individually significant commitments for capital expenditures. But, the Company believes the number of its locations, including non-branch locations, will increase over an extended period of time across its footprint, and that certain of its locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, the Company expects it will continue to incur costs associated with planned technology improvements to enhance its infrastructure.

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

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Interest Rate Sensitivity Gaps

The following schedule details the Company's interest rate sensitivity gaps for different time periods at December 31, 2024:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of deferred fees	$4,091,889	690,372	107,006	159,691	372,420	2,762,400
Securities	827,893	48,293	382	387	5,203	773,628
Loans held for sale	2,529	—	—	—	—	2,529
Interest bearing deposits	211,271	211,271	—	—	—	—
Federal funds sold	9,791	9,791	—	—	—	—
Restricted equity securities	3,876	3,876	—	—	—	—
Total earning assets	5,147,249	963,603	107,388	160,078	377,623	3,538,557
Interest-bearing liabilities:
Negotiable order of withdrawal accounts	968,198	968,198	—	—	—	—
Money market demand accounts	1,325,713	1,325,713	—	—	—	—
Individual retirement accounts	82,259	4,063	10,316	13,734	26,039	28,107
Other savings	343,894	343,894	—	—	—	—
Certificates of deposit	1,726,802	106,720	273,422	534,250	532,355	280,055
Finance leases	3,076	—	—	—	—	3,076
	4,449,942	2,748,588	283,738	547,984	558,394	311,238
Interest-sensitivity gap	$697,307	(1,784,985)	(176,350)	(387,906)	(180,771)	3,227,319
Cumulative gap		(1,784,985)	(1,961,335)	(2,349,241)	(2,530,012)	697,307
Interest-sensitivity gap as % of total assets		(33.3)%	(3.3)%	(7.2)%	(3.4)%	60.2%
Cumulative gap as % of total assets		(33.3)%	(36.6)%	(43.8)%	(47.2)%	13.0%

As detailed in the chart, as of December 31, 2024, the Company is forecasted to maintain a liability sensitive position over the next twelve months, meaning that its liabilities should reprice faster than its assets in a changing interest rate environment. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost of funds.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee ("ALCO") meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a slightly liability sensitive interest-rate risk position as of December 31, 2024, though the Company’s net interest margin and earnings could be negatively impacted if the Company's ability to lower deposit rates (in a falling rate environment) or limit the increases to deposit rates (in a rising rate environment), is limited by other factors including as a result of competitive pressures re-intensifying or loan growth outpacing our ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of December 31, 2024, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	0.33%	(1.57)%	(1.24)%	(2.11)%	(4.48)%	(7.04)%
EVE	(8.57)%	(3.14)%	(0.36)%	(2.43)%	(5.56)%	(9.28)%

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

WILSON BANK HOLDING COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

In addition to the ALCO, the Audit Committee and the Risk Oversight Committee, as well as the Chief Risk Officer are all responsible for the “risk management framework” of the Company. The ALCO meets monthly and the Audit and Risk Oversight Committees meet quarterly, with the authority to convene additional meetings as circumstances require.

Impact of Inflation

Although interest rates are significantly affected by inflation, for the fiscal years ended December 31, 2024, 2023 and 2022, the inflation rate is believed to have had an immaterial impact on the Company's results of operations outside of its indirect impact on interest rates. Outside of its potential impact on our customers and their ability to make loan payments, we do not expect such inflation to have a material impact on our operations in 2025 other than any effect it may have on interest rates, though continued elevated levels of inflation could also negatively impact our non-interest expense.

Capital Resources, Capital Position and Dividends

At December 31, 2024, total shareholders’ equity was $479,703,000, or 8.95% of total assets, which compares with $429,405,000, or 8.86% of total assets, at December 31, 2023, and $360,452,000 or 8.41% of total assets, at December 31, 2022. The dollar increase in shareholders’ equity during 2024 is the result of the net effect of $1,128,000 related to stock option compensation, restricted share awards, restricted share units, and performance share units, the Company’s net earnings of $56,530,000, proceeds from the issuance of common stock related to exercise of stock options of $575,000 and a decrease of $68,000 in unrealized losses on investment securities (described elsewhere in this Annual Report on Form 10-K), net of applicable income taxes of $22,000. Also included was $134,000 of net earnings for the year ended December 31, 2024 attributable to the noncontrolling members of Encompass. The increase in total shareholders' equity was partially offset by cash dividends declared of $20,552,000, net of $14,732,000 reinvested in shares of the Company's common stock under the Company’s dividend reinvestment plan, and the $2,181,000 repurchase of common stock that occurred in the second quarter of 2024.

For a discussion of the Company's and Wilson Bank's capital levels and required minimum levels of capital each is required to maintain under applicable regulatory requirements see Note 17, Regulatory Matters and Restrictions on Dividends in the notes to the Company's consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 7. under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

WILSON BANK HOLDING COMPANY

Consolidated Financial Statements

December 31, 2024 and 2023

(With Independent Auditor’s Report Thereon)

Stephen M. Maggart, CPA, ABV, CFF J. Mark Allen, CPA Chris Conro, CPA Michael T. Holland, CPA, ABV, CFF M. Todd Maggart, CPA, ABV, CFF P. Jason Ricciardi, CPA, CGMA David B. von Dohlen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Wilson Bank Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wilson Bank Holding Company (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosure in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

1201 DEMONBREUN STREET • SUITE 1220 • NASHVILLE, TENNESSEE 37203-3140 • (615) 252-6100 • Fax • (615) 252-6105

www.maggartpc.com

To the Shareholders and the Board of Directors of

Wilson Bank Holding Company

Page Two

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses on Loans - Reasonable and Supportable Forecasts and Qualitative Adjustments

The Company’s allowance for credit losses on loans (“ACL”) was $49.5 million as of December 31, 2024 and the provision for credit losses on loans was $5.2 million for the year ended December 31, 2024. Loans were $4.1 billion at December 31, 2024. The Company disclosed information regarding the Company’s financial assets and allowance for credit losses in Note 1 Summary of Significant accounting Policies and Note 2 Loans and Allowance for Credit Losses to the consolidated financial statements.

The Company primarily used a discounted cash flow (DCF) model to calculate its ACL. DCF calculates the present value of the future expected cash flows for all loans included in the analysis at the loan’s effective interest rate. The analysis was performed using a bottom-up approach with the loan-level data. The loan-level calculations were rolled up to the pool level to get the total amortized cost of cash flow loans by each pool. The amortized cost is then discounted back to the present value. The total dollar reserve applied to the pool is the total amortized cost net present value.

Within its DCF model, the Company primarily employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach. The PD assumption of the Company’s ACL model utilized historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis. Losses are forecasted over a period of time determined to be reasonable and supportable, and then reverted to long term historical averages. The Company adjusted it overall ACL with qualitative adjustment that are not inherently considered in the quantitative component of the methodology.

While the qualitative categories and the measurements utilized to quantify the risks associated with each of the qualitative adjustments are built primarily upon objective measurements where applicable, they are subjectively developed and interpreted by management.

The audit procedures over the reasonable and supportable forecast scenarios and qualitative adjustments utilized in management's methodology involved challenging and subjective auditor judgment. Therefore, we identified auditing the reasonable and supportable forecast scenarios and qualitative adjustments applied as a critical audit matter.

To the Shareholders and the Board of Directors of

Wilson Bank Holding Company

Page Three

The primary audit procedures we performed to address this critical audit matter included the following:

•
Tested the operating effectiveness of controls specific to:
o
Determining the reasonableness of the forecasted macroeconomic scenarios used in the model.

o
The identification and application of qualitative adjustments to the ACL model.

o
The relevance and reliability of data used by the Company’s third-party vendor to develop forecast scenarios.

o
The Company’s allowance committee’s oversight and review of the overall ACL.

•
Performed substantive testing over the qualitative adjustments including:
o
Evaluated the reasonableness and appropriateness of the policies and methodologies employed including, but not limited to, evaluating their conceptual soundness and inspecting and testing significant assumptions and judgments.

o
Evaluated management’s judgments in the selection and application of the forecasted macroeconomic scenarios.

o
Evaluated management's rationale for determining qualitative adjustments were relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management.

o
Assessed changes in qualitative factors year-over-year against overall trends in credit quality within the Company and broader trends within the industry and local and national economies to evaluate reasonableness of management’s qualitative factor adjustments.

/s/ MAGGART & ASSOCIATES, P.C.

We have served as the Company’s auditor since 1987.

Nashville, Tennessee (PCAOB 763)
February 28, 2025

Stephen M. Maggart, CPA, ABV, CFF J. Mark Allen, CPA Chris Conro, CPA Michael T. Holland, CPA, ABV, CFF M. Todd Maggart, CPA, ABV, CFF P. Jason Ricciardi, CPA, CGMA David B. von Dohlen, CPA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Wilson Bank Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Wilson Bank Holding Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wilson Bank Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

1201 DEMONBREUN STREET • SUITE 1220 • NASHVILLE, TENNESSEE 37203-3140 • (615) 252-6100 • Fax • (615) 252-6105

www.maggartpc.com

To the Shareholders and the Board of Directors of

Wilson Bank Holding Company

Page Two

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MAGGART & ASSOCIATES, P.C.

Nashville, Tennessee (PCAOB 763)
February 28, 2025

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

December 31, 2024 and 2023

	Dollars in thousands
	2024	2023
ASSETS

Loans, net of allowance for credit losses of $49,497 and $44,848, respectively	$4,042,392	3,550,675
Available-for-sale securities, at market (amortized cost $947,341 and $930,439, respectively)	827,893	811,081
Loans held for sale	2,529	2,294
Interest bearing deposits	211,271	213,701
Federal funds sold	9,791	10,159
Restricted equity securities, at cost	3,876	3,436
Total earning assets	5,097,752	4,591,346
Cash and due from banks	26,527	28,775
Premises and equipment, net	61,549	62,398
Accrued interest receivable	16,914	15,197
Deferred income taxes	46,048	45,473
Bank owned life insurance	61,948	59,645
Goodwill	4,805	4,805
Other assets	43,116	38,837
Total assets	$5,358,659	4,846,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$383,168	389,725
Interest bearing	4,446,866	3,977,381
Total deposits	4,830,034	4,367,106
Accrued interest and other liabilities	48,922	49,965
Total liabilities	4,878,956	4,417,071
Shareholders’ equity:
Common stock, par value $2.00 per share, authorized 50,000,000 shares, 11,876,770 and 11,686,363 shares issued and outstanding, respectively	23,754	23,373
Additional paid-in capital	150,739	136,866
Retained earnings	393,238	357,260
Noncontrolling interest in consolidated subsidiary	203	69
Accumulated other comprehensive losses, net of taxes of $31,217 and $31,195, respectively	(88,231)	(88,163)
Total shareholders’ equity	479,703	429,405
Total liabilities and shareholders’ equity	$5,358,659	4,846,476

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Years Ended December 31, 2024

	Dollars In Thousands (except per share data)
	2024	2023	2022
Interest income:
Interest and fees on loans	$250,273	198,739	138,161
Interest and dividends on securities:
Taxable securities	21,569	17,597	15,902
Exempt from Federal income taxes	1,488	1,574	1,392
Interest on loans held for sale	189	244	264
Interest on Federal funds sold	513	421	111
Interest on interest bearing deposits	9,753	3,697	1,522
Interest and dividends on restricted equity securities	331	311	188
Total interest income	284,116	222,583	157,540
Interest expense:
Interest on negotiable order of withdrawal accounts	8,014	5,847	2,546
Interest on money market accounts and other savings accounts	40,238	27,394	7,021
Interest on certificates of deposit and individual retirement accounts	78,491	50,341	6,486
Interest on Federal funds purchased	1	24	14
Interest on Federal Home Loan Bank advances	—	2	—
Interest on finance leases	65	71	66
Total interest expense	126,809	83,679	16,133
Net interest income before provision for credit losses	157,307	138,904	141,407
Provision for credit losses - loans	5,192	6,300	8,656
Provision for credit losses - off-balance sheet exposures	(592)	(2,989)	(1,014)
Net interest income after provision for credit losses	152,707	135,593	133,765
Non-interest income	28,954	28,289	27,281
Non-interest expense	108,421	100,951	92,970
Earnings before income taxes	73,240	62,931	68,076
Income taxes	16,576	13,939	15,056
Net earnings	56,664	48,992	53,020
Net loss (gain) attributable to noncontrolling interest	(134)	(54)	22
Net earnings attributable to Wilson Bank Holding Company	$56,530	48,938	53,042
Basic earnings per common share	$4.79	4.21	4.66
Diluted earnings per common share	$4.78	4.20	4.65
Weighted average common shares outstanding:
Basic	11,806,822	11,611,690	11,377,617
Diluted	11,838,589	11,641,366	11,408,924

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Years Ended December 31, 2024

	Dollars In Thousands
	2024	2023	2022
Net earnings	$56,664	48,992	53,020
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(2,832)	29,136	(142,573)
Reclassification adjustment for net losses (gains) included in net earnings	2,742	1,009	1,620
Tax effect	22	(7,878)	36,838
Other comprehensive earnings (losses)	(68)	22,267	(104,115)
Comprehensive earnings (losses)	56,596	71,259	(51,095)
Comprehensive earnings (losses) attributable to noncontrolling interest	(134)	(54)	22
Comprehensive earnings (losses) attributable to Wilson Bank Holding Company	$56,462	71,205	(51,073)

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

Three Years Ended December 31, 2024

	Dollars In Thousands
	Common Stock	Additional Paid In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance January 1, 2022	$22,403	105,177	292,452	—	(6,315)	413,717
Cash dividends declared, $1.85 per share	—	—	(20,880)	—	—	(20,880)
Issuance of 250,365 shares of common stock pursuant to dividend reinvestment plan	501	15,616	—	—	—	16,117
Issuance of 19,687 shares of common stock pursuant to exercise of stock options	39	596	—	—	—	635
Vesting of 625 restricted share awards	1	(1)	—	—	—	—
Share based compensation expense	—	910	—	—	—	910
Net change in fair value of available-for-sale securities during the year, net of taxes of $36,838	—	—	—	—	(104,115)	(104,115)
Cumulative effect of change in accounting principle from the adoption of ASC 326	—	—	1,011	—	—	1,011
Noncontrolling interest contribution	—	—	—	37	—	37
Net earnings for the year	—	—	53,042	(22)	—	53,020
Balance December 31, 2022	22,944	122,298	325,625	15	(110,430)	360,452
Cash dividends declared, $1.50 per share	—	—	(17,303)	—	—	(17,303)
Issuance of 189,471 shares of common stock pursuant to dividend reinvestment plan	379	12,600	—	—	—	12,979
Issuance of 24,711 shares of common stock pursuant to exercise of stock options	50	994	—	—	—	1,044
Share based compensation expense	—	974	—	—	—	974
Net change in fair value of available-for-sale securities during the year, net of taxes of $(7,878)	—	—	—	—	22,267	22,267
Net earnings for the year	—	—	48,938	54	—	48,992
Balance December 31, 2023	23,373	136,866	357,260	69	(88,163)	429,405
Cash dividends declared, $1.75 per share	—	—	(20,552)	—	—	(20,552)
Issuance of 203,489 shares of common stock pursuant to dividend reinvestment plan	407	14,325	—	—	—	14,732
Issuance of 14,011 shares of common stock pursuant to exercise of stock options	28	547	—	—	—	575
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 2,725 restricted stock units	5	(5)	—	—	—	—
Repurchase of 30,187 common shares	(60)	(2,121)	—	—	—	(2,181)
Share based compensation expense	—	1,128	—	—	—	1,128
Net change in fair value of available-for-sale securities during the year, net of taxes of $22	—	—	—	—	(68)	(68)
Net earnings for the year	—	—	56,530	134	—	56,664
Balance December 31, 2024	$23,754	150,739	393,238	203	(88,231)	479,703

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2024

Increase (Decrease) in Cash and Cash Equivalents

	Dollars In Thousands
	2024	2023	2022
OPERATING ACTIVITIES
Consolidated net income	$56,664	48,992	53,020
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for credit losses	4,600	3,311	7,642
Deferred income taxes provision	(551)	(2,029)	(2,051)
Depreciation and amortization of premises and equipment	4,133	4,313	4,462
Loss (gain) on sale of fixed assets	303	55	(291)
Net amortization of securities	1,699	2,879	4,003
Net realized losses on sales of securities	2,742	1,009	1,620
Gains on mortgage loans sold, net	(3,068)	(2,635)	(2,973)
Stock-based compensation expense	1,567	1,948	1,864
Loss (gain) on sale of other assets	8	10	(8)
Increase in value of life insurance and annuity contracts	(1,817)	(1,667)	(1,345)
Mortgage loans originated for resale	(52,549)	(73,984)	(106,601)
Proceeds from sale of mortgage loans	55,382	77,680	118,062
Gain on lease modification	—	(1,463)	—
Right of use asset amortization	407	29	397
Amortization of mortgage servicing rights	343	227	532
Change in
Accrued interest receivable	(1,717)	(3,800)	(3,756)
Other assets	(6,315)	9,146	(284)
Accrued interest payable	1,525	21,055	1,516
Other liabilities	(1,375)	1,028	(2,602)
TOTAL ADJUSTMENTS	5,317	37,112	20,187
NET CASH PROVIDED BY OPERATING ACTIVITIES	61,981	86,104	73,207
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(169,439)	(51,116)	(200,075)
Sales	86,248	32,740	42,728
Maturities, prepayments and calls	61,848	56,364	85,544
Redemptions (purchases) of restricted equity securities	(440)	921	732
Net increase in loans	(495,811)	(442,452)	(673,871)
Purchase of buildings, leasehold improvements, and equipment	(3,494)	(4,643)	(5,022)
Proceeds from sale of premises and equipment	—	—	1,758
Proceeds from sale of other assets	65	49	34
Purchase of life insurance and annuity contracts	(710)	—	(10,978)
Redemption of annuity contracts	523	419	248
NET CASH USED IN INVESTING ACTIVITIES	(521,210)	(407,718)	(758,902)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	219,543	(324,417)	163,933
Net change in deposits - time	243,385	798,818	173,701
Change in escrow balances	(1,285)	(1,631)	3,549
Repayment of finance lease obligation	(34)	(30)	(26)
Noncontrolling interest contributions	—	—	37
Issuance of common stock related to exercise of stock options	575	1,044	635
Issuance of common stock pursuant to dividend reinvestment plan	14,732	12,979	16,117
Repurchase of common stock	(2,181)	—	—
Cash dividends paid on common stock	(20,552)	(17,303)	(20,880)
NET CASH PROVIDED BY FINANCING ACTIVITIES	454,183	469,460	337,066
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,046)	147,846	(348,629)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	252,635	104,789	453,418
CASH AND CASH EQUIVALENTS - END OF YEAR	$247,589	252,635	104,789

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Years Ended December 31, 2024

Increase (Decrease) in Cash and Cash Equivalents

	Dollars In Thousands
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$125,284	$62,624	$14,617
Taxes	$18,844	$16,511	$19,446
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $22 in 2024, $(7,878) in 2023, and $36,838 in 2022,	$(68)	$22,267	$(104,115)
Non-cash transfers from loans to other real estate	$—	$—	$—
Non-cash transfers from other real estate to loans	$—	$—	$—
Non-cash transfers from loans to other assets	$60	$—	$—

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(1)
Summary of Significant Accounting Policies

The accounting and reporting policies of Wilson Bank Holding Company (“the Company”) and its wholly owned subsidiary, Wilson Bank & Trust (“Wilson Bank” or "the Bank"), are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. The following is a brief summary of the significant policies.

(a)
Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Wilson Bank, and Wilson Bank's 51% owned subsidiary, Encompass Home Lending, LLC ("Encompass"). On June 1, 2022, the Bank began operations with a newly-formed joint venture, Encompass Home Lending, LLC. Encompass offers residential mortgage banking services to customers of certain home builders in the Company's markets. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)
Nature of Operations

Wilson Bank operates under a state bank charter and provides full banking services. As a Tennessee state-chartered bank that is not a member of the Federal Reserve, Wilson Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). The primary areas served by Wilson Bank include Wilson County, DeKalb County, Rutherford County, Smith County, Trousdale County, Putnam County, Sumner County, Hamilton County, Davidson County and Williamson County, Tennessee and surrounding counties in Middle Tennessee. As of December 31, 2024, services were provided at the main office, twenty-nine branch locations and one loan production office.

(c)
Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses - loans and off-balance sheet credit exposures, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, the valuation of other real estate (if any), and the fair value of financial instruments.

(d)
Significant Group Concentrations of Risk

Most of the Company’s activities are with customers located within Middle Tennessee. The types of securities in which the Company invests are described in note 3. The types of lending in which the Company engages are described in note 2. The Company does not have any significant concentrations to any one industry or customer other than as disclosed in note 2.

(e)
Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Middle Tennessee. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for credit losses, and any unamortized deferred fees or costs on originated loans, and premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance.

Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized on a straight line basis over the respective term of the loan.

As part of its routine credit monitoring process, the Company performs regular credit reviews of the loan portfolio and loans receive risk ratings by the assigned credit officer, which are subject to validation by the Company's independent loan review department. Risk ratings are categorized as pass, special mention, substandard or doubtful. The Company believes that its categories follow those outlined by the FDIC, Wilson Bank's primary federal regulator.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Generally the accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Generally, credit card loans and other personal loans are typically charged off no later than when they become 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(f)
Allowance for Credit Losses- Loans

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as subsequently updated for certain clarifications, targeted relief and codification improvements. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaces the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASC 326 includes certain changes to the accounting for available-for-sale securities including the requirement to present credit losses as an allowance rather than as a direct write-down for available-for-sale securities management does not intend to sell or believes that it is more likely than not they will not be required to sell.

Effective January 1, 2022, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off- balance-sheet credit exposures. Upon adoption, the Company recognized an after-tax cumulative effect increase to retained earnings totaling $1.0 million.

In connection with the adoption of ASC 326, the Company revised certain accounting policies and implemented certain accounting policy elections. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 2 - Loans and Allowance for Credit Losses.

(g)
Allowance for Credit Losses-Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance is reported as a component of accrued interest and other liabilities in the Company's consolidated balance sheets. Adjustments to the allowance are reported in the Company's income statement as a component of provision for credit losses - off-balance sheet exposures.

Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans above in paragraph (f) of this Note 1 - Summary of Significant Accounting Policies, as if such commitments were funded.

(h)
Debt Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value based on available market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) on an after-tax basis. Securities classified as “available- for-sale” are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity. Purchase premiums and discounts are recognized in interest income using the interest method

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal and interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

No securities have been classified as trading securities or held-to-maturity securities at December 31, 2024 or 2023.

(i)
Allowance for Credit Losses - Securities Available-for-Sale

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through net earnings. If the Company intends to hold the securities and it is more likely than not that the Company will not be required to sell before impairment recovery, the securities will be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and average credit rating. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration. If it is determined a credit impairment has occurred, the portion of the impairment that is determined to be credit related will be recorded as an allowance for credit losses with an offsetting entry to net earnings. Non-credit related impairment is recognized in other comprehensive income.

(j)
Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

(k)
Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(l)
Federal Home Loan Bank (FHLB) Stock

The Company is a member of the FHLB system. Members are required to own a certain amount of stock in the FHLB based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

(m)
Loans Held for Sale

Mortgage loans held for sale are carried at fair value. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

(n)
Premises and Equipment

Premises and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related assets ranging from 3 to 40 years. Gains or losses realized on items retired and otherwise disposed of are credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

Expenditures for major renovations and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(o)
Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less the estimated cost to sell at the date the Company acquires the property, establishing a new cost basis. Subsequent to their acquisition by the Company, valuations of these assets are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance [i.e. any direct write-downs] are included within non-interest expense.

(p)
Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 30th as the date to perform the annual impairment test. No impairment was determined as a result of the test performed by the Company on September 30, 2024. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company's balance sheet.

(q)
Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations and equipment. The Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year).

At lease inception, the Company determines the lease term by considering the minimum lease term and all optional renewal periods that the Company is reasonably certain to renew. The lease term is also used to calculate straight-line rent expense. The depreciable life of leasehold improvements is limited by the estimated lease term, including renewals if they are reasonably certain to be renewed. The Company’s leases do not contain residual value guarantees or material variable lease payments that will impact the Company’s ability to pay dividends or cause the Company to incur additional expenses.

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line bases, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset. Rent expense and variable lease expense are included in occupancy and equipment expense on the Company’s consolidated statements of earnings. The Company’s variable lease expense include rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease. The amortization of the right-of- use asset arising from finance leases is expensed through occupancy and equipment expense and the interest on the related lease liability is expenses through interest expense on borrowings on the Company’s consolidated statements of earnings.

(r)
Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within non-interest income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Servicing fee income, which is reported on the income statement as mortgage servicing income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against servicing fee income. Servicing fees totaled $(1,000), $9,000, and $(28,000) for the years ended December 31, 2024, 2023 and 2022. Late fees and ancillary fees related to loan servicing are not significant.

(s)
Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with maturities fewer than 90 days, amounts due from banks and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods. Management makes deposits only with financial institutions it believes to be financially sound.

(t)
Long-Term Assets

Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(u)
Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain current and former key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

(v)
Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). The Company follows accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term "more-likely-than-not" means a likelihood of more than 50 percent. The terms "examined" and "upon examination" also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

(w)
Derivatives

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sale of mortgage loans.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate loans. The hedging strategy on loans converts the fixed interest rates to SOFR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the maturity dates of the hedged loans.

(x)
Stock-Based Compensation

Stock compensation accounting guidance (FASB ASC 718, “Compensation—Stock Compensation”) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share awards, restricted share unit awards, performance-based awards, cash-settled stock appreciation rights (SARs), and employee share purchase plans. Because cash-settled SARs do not give the grantee the choice of receiving stock, all cash-settled SARs are accounted for as liabilities, not equity, as expense is accrued over the requisite service period.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock options and cash-settled SARs, and utilizes the price at which the Company's common stock was last traded and of which the Company was aware on the date closest, but prior to, the date of grant to determine the grant date fair value of restricted share unit awards and restricted share awards.

(y)
Retirement Plans

Employee 401(k) and profit sharing plan expense is the amount of matching contributions and profit sharing contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

(z) Advertising Costs

Advertising costs are expensed as incurred by the Company and totaled $3,512,000, $3,714,000 and $3,455,000 for 2024, 2023 and 2022, respectively.

(aa) Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, restricted share units, and performance share units and are determined using the treasury stock method.

(bb) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes, which are also recognized as separate components of equity.

(cc) Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

(dd) Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(ee) Segment Reporting

Management analyzes the operations of the Company assuming one operating segment, banking.

(ff) Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 22 - Disclosures About Fair Value of Financial Instruments below. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(gg) Reclassification

Certain reclassifications have been made to the 2023 and 2022 figures to conform to the presentation for 2024.

(hh) Off-Balance-Sheet Financial Instruments

In the ordinary course of business, Wilson Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(ii) Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through February 28, 2025, which is the date the financial statements were available to be issued.

Subsequent to December 31, 2024, Wilson Bank committed to expand the Chattanooga loan production office to a full service branch. As a part of this expansion the Bank entered into a lease for the location for the new full service branch and is currently remodeling the space. The costs associated with this expansion, including construction, equipment and lease expenses, are not expected to be significant.

(jj) Accounting Standard Updates

ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. As noted above, effective January 1, 2022 the Company adopted ASU 2016-13, which resulted in a $7.6 million decrease to the allowance for credit losses and a $6.2 million increase to the reserve for off-balance sheet exposures, resulting in a $1.0 million increase in retained earnings (net of taxes). See Note 2 – Loans and Allowance for Credit Losses for additional information.

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In March 2020, the FASB issued this ASU and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index.

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of ASU 2022-01 did not have a significant impact on our financial statements.

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 was issued to respond to feedback received from post-implementation review of Topic 326. The amendments eliminate the troubled debt restructuring (TDR) recognition and measurement guidance and now require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosures and include new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. To improve consistency for vintage disclosures, the ASU requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of ASU-2022-02 did not have a significant impact on the Company's financial statements.

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

ASU 2023-01, Leases (Topic 842): Common Control Arrangements, in March 2023, the FASB issued this pronouncement which require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of ASU 2023-01 did not have a significant impact on our financial statements.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023, the FASB issued this pronouncement which requires public entities to provide disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (CODM) and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements unless it is impracticable. The adoption of ASU 2023-07 did not have a significant impact on the Company's financial statements. See Note 23, Segment Information, for additional information.

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

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), in November 2024, the FASB issued this pronouncement which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance (as further clarified through ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)) is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its consolidated financial statements and accompanying notes.

Other than those previously discussed, there were no other recently issued accounting pronouncements that are expected to materially impact the Company.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(2)
Loans and Allowance for Credit Losses

Loans are reported at their outstanding principal balances adjusted for unearned income, deferred fees net of related costs on originated loans, and the allowance for credit losses. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with that utilized in the Quarterly Report of Condition and Income filed by the Bank with the FDIC.

The classification of loans at December 31, 2024 and 2023 is as follows:

	In Thousands
	2024	2023
Residential 1-4 family real estate	$1,133,966	$959,218
Commercial and multi-family real estate	1,544,340	1,313,284
Construction, land development and farmland	941,193	901,336
Commercial, industrial and agricultural	144,619	127,659
1-4 family equity lines of credit	235,240	202,731
Consumer and other	106,235	104,373
Total loans before net deferred loan fees	4,105,593	3,608,601
Net deferred loan fees	(13,704)	(13,078)
Total loans	4,091,889	3,595,523
Less: Allowance for credit losses	(49,497)	(44,848)
Net loans	$4,042,392	3,550,675

At December 31, 2024, variable rate and fixed rate loans totaled $3,466,953,000 and $638,640,000, respectively. At December 31, 2023, variable rate and fixed rate loans totaled $2,977,918,000 and $630,683,000, respectively.

Risk characteristics relevant to each portfolio segment are as follows:

Construction, land development and farmland: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential 1-4 family real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value (LTV), minimum credit scores, and maximum debt to income. Real estate market

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

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

Commercial and multi-family real estate: Commercial and multi-family real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans (which are discussed below), in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting the market areas it serves. In addition, management tracks the level of owner- occupied commercial real estate loans versus non-owner occupied loans. Non-owner occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or affiliate of the party, who owns the property.

Commercial and industrial: The commercial and industrial loan portfolio segment includes commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral, if any, provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans, if any, may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short or medium term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income levels. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on specific indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following tables present the Company’s nonaccrual loans, certain credit quality indicators and past due loans as of December 31, 2024 and 2023.

Loans on Nonaccrual Status

	In Thousands
	2024	2023
Residential 1-4 family real estate	$452	$—
Commercial and multi-family real estate	3,616	—
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	750	—
Consumer and other	—	—
Total	$4,818	$—

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

At December 31, 2024, the Company had two collateral dependent loans totaling $4,366,000 that were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income. The impact on net interest income for these loans was not material to the Company's results of operations for the year ended December 31, 2024. At December 31, 2023 the Company had no collateral dependent loans that were on non-accruing interest status. Accordingly, there was no impact on net interest income given the lack of these types of loans for the years ended December 31, 2023, and December 31, 2022.

Potential problem loans, which include nonperforming loans, amounted to approximately $48.0 million, or 1.17% of total loans, at December 31, 2024 compared to $5.9 million, or 0.16% of total loans, at December 31, 2023. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, Wilson Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

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
•
Doubtful loans have all the characteristics of substandard loans with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The Company considers all doubtful loans to be collateral dependent and places the loans on nonaccrual status.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Credit Quality Indicators

The following table presents loan balances classified within each risk rating category by primary loan type and based on year of origination as well as current period gross charge-offs by primary loan type and based on year of origination as of December 31, 2024.

	In Thousands
							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024
Residential 1-4 family real estate:
Pass	$281,651	136,736	278,556	220,533	76,275	118,960	12,941	1,125,652
Special mention	950	1,817	1,607	196	—	2,528	401	7,499
Substandard	—	—	—	376	—	365	74	815
Total Residential 1-4 family real estate	$282,601	138,553	280,163	221,105	76,275	121,853	13,416	1,133,966
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	24	—	24
Commercial and multi-family real estate:
Pass	$285,939	119,202	311,740	347,484	130,226	255,968	61,885	1,512,444
Special mention	—	3,615	23,228	—	705	4,275	—	31,823
Substandard	—	—	—	—	—	73	—	73
Total Commercial and multi-family real estate	$285,939	122,817	334,968	347,484	130,931	260,316	61,885	1,544,340
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland:
Pass	$283,747	199,987	153,429	58,913	13,992	12,486	215,394	937,948
Special mention	27	256	135	120	—	45	2,533	3,116
Substandard	—	—	129	—	—	—	—	129
Total Construction, land development and farmland	$283,774	200,243	153,693	59,033	13,992	12,531	217,927	941,193
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural:
Pass	$26,697	12,781	29,634	4,071	9,610	22,762	38,586	144,141
Special mention	147	131	73	10	—	—	106	467
Substandard	—	—	—	—	11	—	—	11
Total Commercial, industrial and agricultural	$26,844	12,912	29,707	4,081	9,621	22,762	38,692	144,619
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	30	4	—	—	8	42
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	231,480	231,480
Special mention	—	—	—	—	—	—	2,754	2,754
Substandard	—	—	—	—	—	—	1,006	1,006
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	235,240	235,240
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other:
Pass	$28,133	16,632	7,509	2,525	12,316	9,204	29,604	105,923
Special mention	3	62	104	27	29	14	1	240
Substandard	6	21	37	8	—	—	—	72
Total Consumer and other	$28,142	16,715	7,650	2,560	12,345	9,218	29,605	106,235
Consumer and other:
Current-period gross charge-offs	$24	147	141	10	—	—	634	956

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table presents loan balances classified within each risk rating category based on year of origination as of December 31, 2024.

	In Thousands
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024
Pass	$906,167	485,338	780,868	633,526	242,419	419,380	589,890	4,057,588
Special mention	1,127	5,881	25,147	353	734	6,862	5,795	45,899
Substandard	6	21	166	384	11	438	1,080	2,106
Total	$907,300	491,240	806,181	634,263	243,164	426,680	596,765	4,105,593

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table presents loan balances classified within each risk rating category by primary loan type and based on year of origination as well as current period gross charge-offs by primary loan type and based on year of origination as of December 31, 2023.

	In Thousands

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023
Residential 1-4 family real estate:
Pass	$165,655	297,535	239,035	89,563	56,092	90,119	16,585	954,584
Special mention	76	859	225	876	137	1,558	—	3,731
Substandard	—	—	—	—	128	775	—	903
Total Residential 1-4 family real estate	$165,731	298,394	239,260	90,439	56,357	92,452	16,585	959,218
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate:
Pass	$103,050	321,767	378,418	143,178	91,640	217,645	57,320	1,313,018
Special mention	—	—	155	—	—	31	—	186
Substandard	—	—	—	—	—	80	—	80
Total Commercial and multi- family real estate	$103,050	321,767	378,573	143,178	91,640	217,756	57,320	1,313,284
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland:
Pass	$231,337	306,056	99,456	26,710	7,586	10,141	219,999	901,285
Special mention	—	—	—	—	—	51	—	51
Substandard	—	—	—	—	—	—	—	—
Total Construction, land development and farmland	$231,337	306,056	99,456	26,710	7,586	10,192	219,999	901,336
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural:
Pass	$16,811	34,507	7,460	12,272	17,066	7,593	31,832	127,541
Special mention	93	7	6	—	—	—	12	118
Substandard	—	—	—	—	—	—	—	—
Total Commercial, industrial and agricultural	$16,904	34,514	7,466	12,272	17,066	7,593	31,844	127,659
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	30	—	—	—	—	—	30
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	202,189	202,189
Special mention	—	—	—	—	—	—	404	404
Substandard	—	—	—	—	—	—	138	138
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	202,731	202,731
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other:
Pass	$27,998	15,511	5,331	14,497	4,728	6,381	29,638	104,084
Special mention	4	52	57	7	—	—	—	120
Substandard	51	106	—	11	—	1	—	169
Total Consumer and other	$28,053	15,669	5,388	14,515	4,728	6,382	29,638	104,373
Consumer and other:
Current-period gross charge-offs	$103	213	98	22	—	1	1,891	2,328

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table presents loan balances classified within each risk rating category based on year of origination as of December 31, 2023.

	In Thousands
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023
Pass	$544,851	975,376	729,700	286,220	177,112	331,879	557,563	3,602,701
Special mention	173	918	443	883	137	1,640	416	4,610
Substandard	51	106	—	11	128	856	138	1,290
Total	$545,075	976,400	730,143	287,114	177,377	334,375	558,117	3,608,601

Age Analysis of Past Due Loans

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual and Greater Than 89 Days	Total Nonaccrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 89 Days and Accruing
December 31, 2024
Residential 1-4 family real estate	$5,854	1,462	766	8,082	1,125,884	1,133,966	$314
Commercial and multi-family real estate	—	2	3,616	3,618	1,540,722	1,544,340	—
Construction, land development and farmland	742	—	162	904	940,289	941,193	162
Commercial, industrial and agricultural	184	562	113	859	143,760	144,619	113
1-4 family equity lines of credit	960	581	840	2,381	232,859	235,240	90
Consumer and other	568	137	52	757	105,478	106,235	52
Total	$8,308	2,744	5,549	16,601	4,088,992	4,105,593	$731
December 31, 2023
Residential 1-4 family real estate	$1,544	552	1,178	3,274	955,944	959,218	$1,178
Commercial and multi-family real estate	5,846	—	—	5,846	1,307,438	1,313,284	—
Construction, land development and farmland	2,959	1	—	2,960	898,376	901,336	—
Commercial, industrial and agricultural	52	—	7	59	127,600	127,659	7
1-4 family equity lines of credit	571	209	106	886	201,845	202,731	106
Consumer and other	350	78	118	546	103,827	104,373	118
Total	$11,322	840	1,409	13,571	3,595,030	3,608,601	$1,409

Allowance for Credit Losses ("ACL") - Loans

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default models with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

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

While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond management's control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Loans are charged off when management believes that the full collectability of the loan is unlikely. As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Transactions in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	In Thousands
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
December 31, 2024
Allowance for credit losses - loans:
Beginning balance	$8,765	17,422	14,027	1,533	1,809	1,292	44,848
Provision	928	2,781	616	189	81	597	5,192
Charge-offs	(24)	—	—	(42)	—	(956)	(1,022)
Recoveries	39	—	20	22	—	398	479
Ending balance	$9,708	20,203	14,663	1,702	1,890	1,331	49,497

	In Thousands
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
December 31, 2023
Allowance for credit losses - loans:
Beginning balance	$7,310	15,299	13,305	1,437	1,170	1,292	39,813
Provision	1,435	2,123	702	125	639	1,276	6,300
Charge-offs	—	—	—	(30)	—	(2,328)	(2,358)
Recoveries	20	—	20	1	—	1,052	1,093
Ending balance	$8,765	17,422	14,027	1,533	1,809	1,292	44,848

	In Thousands
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
December 31, 2022
Allowance for credit losses - loans:
Beginning balance	$9,242	16,846	9,757	1,329	1,098	1,360	39,632
Impact of adopting ASC 326	(3,393)	(3,433)	(266)	219	(324)	(367)	(7,564)
Provision	1,353	1,886	3,795	(117)	396	1,343	8,656
Charge-offs	(8)	—	(1)	(21)	—	(1,527)	(1,557)
Recoveries	116	—	20	27	—	483	646
Ending balance	$7,310	15,299	13,305	1,437	1,170	1,292	39,813

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following tables present the amortized cost basis of collateral dependent loans at December 31, 2024 and December 31, 2023 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
December 31, 2024
Residential 1-4 family real estate	$1,485	—	1,485
Commercial and multi-family real estate	31,273	—	31,273
Construction, land development and farmland	2,521	—	2,521
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	2,009	—	2,009
Consumer and other	—	—	—
	$37,288	—	37,288

	In Thousands
	Real Estate	Other	Total
December 31, 2023
Residential 1-4 family real estate	$1,949	—	1,949
Commercial and multi-family real estate	2,889	—	2,889
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$4,838	—	4,838

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02 which eliminated the accounting guidance for TDRs and requires disclosures for certain loan modifications when a borrower is experiencing financial difficulty.

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

The following table presents the amortized cost basis of loans at December 31, 2024 and December 31, 2023 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024 or twelve months ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	(In Thousands)
Twelve Months Ended December 31, 2024	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Residential 1-4 family real estate	$—	$408	$1,485	$—	$—	$—	0.17%
Commercial and multi-family real estate	—	—	23,604	—	—	—	1.53%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$408	$25,089	$—	$—	$—	0.62%

As of December 31, 2024, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

	(In Thousands)
Twelve Months Ended December 31, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Residential 1-4 family real estate	$—	$947	$—	$—	$—	$—	0.10%
Commercial and multi-family real estate	—	2,406	—	—	—	—	0.18%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	93	—	—	—	0.07%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,353	$93	$—	$—	$—	0.10%

As of December 31, 2023 the Company had not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified within the last twelve months as of December 31, 2024:

In Thousands
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

As evidenced above, no loans that were modified within the 12 months prior to December 31, 2024 were thirty (30) days or more past due at December 31, 2024.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table presents the performance of such loans that have been modified for the 12 months ended December 31, 2023:

In Thousands
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

As evidenced above, no loans that were modified within the twelve months prior to December 31, 2023 were thirty (30) days or more past due at December 31, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2024 (dollars in thousands):

Twelve Months Ended December 31, 2024	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	—%	6	4
Commercial and multi-family real estate	—	—	11	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	—%	9	4

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2023 (dollars in thousands):

Twelve Months Ended December 31, 2023	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	—%	—	10
Commercial and multi-family real estate	—	—	—	3
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	37	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	—%	37	8

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

In Thousands
Twelve Months Ended December 31, 2024	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

There were no payment defaults during the twelve months ended December 31, 2024 on loans that had been modified in the twelve months prior to December 31, 2024.

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

In Thousands
Twelve Months Ended December 31, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction
Residential 1-4 family real estate	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	$—	$—	$—

There were no payment defaults during the twelve months ended December 31, 2023 on loans that had been modified in the twelve months prior to December 31, 2023.

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

The Company did not modify any loan that was considered a TDR during the twelve months ended December 31, 2022.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table outlines the amount of each TDR categorized by loan classification for the year ended December 31, 2022 (dollars in thousands):

December 31, 2022
	Number of Loans	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, Net of Related Allowance
Residential 1-4 family real estate	—	$—	$—
Commercial and multi-family real estate	—	—	—
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
Total	—	$—	$—

As of December 31, 2022 the Company did not have any loan previously classified as a TDR default within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable’s contract.

As of December 31, 2024 the Bank had $1,073,000 of consumer mortgage loans in the process of foreclosure. At December 31, 2023 the Bank had no consumer mortgage loans in the process of foreclosure.

The Company’s principal customers are primarily in Middle Tennessee. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition. In the normal course of business, Wilson Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Company and to their affiliates. The aggregate amount of these loans was $9,388,000 and $7,768,000 at December 31, 2024 and 2023, respectively. None of these loans were restructured, charged-off or involved more than the normal risk of collectibility or presented other unfavorable features during the three years ended December 31, 2024.

An analysis of the activity with respect to such loans to related parties is as follows:

	In Thousands
	December 31,
	2024	2023
Balance, January 1	$7,768	$6,859
New loans and renewals during the year	13,562	9,860
Repayments (including loans paid by renewal) during the year	(11,942)	(8,951)
Balance, December 31	$9,388	$7,768

In 2024, 2023 and 2022, Wilson Bank originated mortgage loans for sale into the secondary market of $52,549,000, $73,984,000 and $106,601,000, respectively. The fees and gain on sale of these loans totaled $3,068,000, $2,635,000 and $2,973,000 in 2024, 2023 and 2022, respectively.

In some instances, Wilson Bank sells loans that contain provisions which permit the buyer to seek recourse against Wilson Bank in certain circumstances. At December 31, 2024 and 2023, total mortgage loans sold with recourse in the secondary market aggregated $56,896,000 and $69,308,000, respectively. At December 31, 2024, Wilson Bank has not been required to repurchase a significant amount of the mortgage loans originated by Wilson Bank and sold in the secondary market. Management expects no significant losses to result from these recourse provisions.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(3)
Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at December 31, 2024 consist of the following:

	Securities Available-For-Sale
	In Thousands

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies	$4,927	—	389	4,538
U.S. Government-sponsored enterprises (GSEs)	183,912	8	21,947	161,973
Mortgage-backed securities	520,729	55	66,588	454,196
Asset-backed securities	51,110	108	401	50,817
Corporate bonds	2,500	—	104	2,396
Obligations of states and political subdivisions	184,163	—	30,190	153,973
	$947,341	171	119,619	827,893

The Company’s classification of securities at December 31, 2023 was as follows:

	Securities Available-For-Sale
	In Thousands

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies	$4,901	—	472	4,429
U.S. Government-sponsored enterprises (GSEs)	167,738	—	23,570	144,168
Mortgage-backed securities	480,759	230	63,959	417,030
Asset-backed securities	51,183	193	1,403	49,973
Corporate bonds	2,500	—	77	2,423
Obligations of states and political subdivisions	223,358	397	30,697	193,058
	$930,439	820	120,178	811,081

As of December 31, 2024 and December 31, 2023, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $146,369,000 (fair value of $126,426,000) and $145,179,000 (fair value of $124,005,000) at December 31, 2024 and 2023, respectively.

The amortized cost and estimated market value of debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities of mortgage and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
Securities Available-For-Sale	Amortized Cost	Fair Value
Due in one year or less	$5,566	5,394
Due after one year through five years	126,543	114,384
Due after five years through ten years	277,680	242,946
Due after ten years	537,552	465,169
	$947,341	827,893

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Results from sales of debt securities are as follows:

	In Thousands
	2024	2023	2022
Gross proceeds	$86,248	32,740	42,728
Gross realized gains	$4,587	17	—
Gross realized losses	(7,329)	(1,026)	(1,620)
Net realized gains (losses)	$(2,742)	(1,009)	(1,620)

Securities carried on the balance sheet of approximately $581,017,000 (approximate market value of $499,585,000) and $500,046,000 (approximate market value of $429,705,000) were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2024 and 2023, respectively.

At December 31, 2024, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

Included in the securities above are $104,000,000 (approximate market value of $87,000,000) and $116,000,000 (approximate market value of $99,000,000) at December 31, 2024 and 2023, respectively, in obligations of political subdivisions located within the states of Tennessee, Alabama, and Texas.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
2024	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Debt securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,538	$389	2	$4,538	$389
U.S. Government-sponsored enterprises (GSEs)	12,226	258	3	147,828	21,689	67	160,054	21,947
Mortgage-backed securities	90,776	2,043	24	348,035	64,545	216	438,811	66,588
Asset-backed securities	14,103	75	5	17,170	326	7	31,273	401
Corporate bonds	—	—	—	2,396	104	1	2,396	104
Obligations of states and political subdivisions	5,108	77	3	148,865	30,113	168	153,973	30,190
	$122,213	$2,453	35	$668,832	$117,166	461	$791,045	$119,619

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
2023	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Debt securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,429	$472	2	$4,429	$472
U.S. Government-sponsored enterprises (GSEs)	—	—	—	144,169	23,569	55	144,169	23,569
Mortgage-backed securities	8,889	63	7	390,557	63,897	221	399,446	63,960
Asset-backed securities	2,500	44	1	30,666	1,359	26	33,166	1,403
Corporate bonds	—	—	—	2,423	77	1	2,423	77
Obligations of states and political subdivisions	5,375	14	2	171,157	30,683	193	176,532	30,697
	$16,764	$121	10	$743,401	$120,057	498	$760,165	$120,178

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The applicable date for determining when securities are in an unrealized loss position is December 31, 2024 and 2023. As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2024 and 2023, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at December 31, 2024 and 2023, the Company had unrealized losses of $119.6 million and $120.2 million on $791.0 million and $760.2 million, respectively, of securities in an unrealized loss position at those dates. As described in Note 1. Summary of Significant Accounting Policies, for any security classified as available-for-sale that is in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at December 31, 2024, and it is not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and average credit rating. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an allowance for credit losses. The unrealized losses associated with securities at December 31, 2024 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at December 31, 2024. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At December 31, 2024, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is primarily attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery, the Company has determined no allowance for credit losses is necessary at December 31, 2024.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $10.8 million which had unrealized losses of approximately $1.5 million at December 31, 2024. These non-agency mortgage-backed securities were rated A or higher at December 31, 2024. The Company monitors to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Obligations of States and Political Subdivisions

Unrealized losses on municipal bonds have not been recognized into income because the issuers' bonds are of high credit quality (rated A or higher) or the bonds have been refunded. Management does not intend to sell the securities and it is not more-likely-than-not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $50.8 million which had unrealized losses of approximately $0.4 million at December 31, 2024. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Corporate Bonds

The Company's lone corporate debt security with a fair value of $2.4 million had an unrealized loss of approximately $0.1 million at December 31, 2024. The Company monitors this security to ensure it has adequate credit support and does not have the intent to sell this security and it is not more-likely-than-not that it will be required to sell the security before its anticipated recovery. The issuer continues to make timely principal and interest payments on the bond.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(4)
Restricted Equity Securities

Restricted equity securities consists of stock of the FHLB of Cincinnati amounting to $3,876,000 and $3,436,000 at December 31, 2024 and 2023, respectively. The stock can be sold back only at par or a value as determined by the issuing institution and only to the respective financial institution or to another member institution. These securities are recorded at cost.

(5)
Premises and Equipment

The detail of premises and equipment at December 31, 2024 and 2023 is as follows:

	In Thousands
	2024	2023
Land	$20,762	$20,822
Buildings	52,664	49,784
Leasehold improvements	1,934	1,710
Furniture and equipment	19,097	16,524
Automobiles	511	345
Construction-in-progress	300	2,469
	95,268	91,654
Less accumulated depreciation	(33,719)	(29,256)
	$61,549	$62,398

During 2024, 2023 and 2022, payments of $1,100,000, $1,442,000 and $379,000, respectively, were made to an entity owned by a director for the construction of buildings utilized by Wilson Bank and repair work on existing buildings utilized by Wilson Bank.

Depreciation expense was $4,040,000, $4,221,000 and $4,370,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

(6)
Goodwill

The Company's intangible assets result from the excess of purchase price over the applicable book value of the net assets acquired related to outside ownership of two previously 50% owned subsidiaries that the Company acquired 100% of in 2005.

	In Thousands
	2024	2023
Goodwill:
Balance at January 1,	$4,805	4,805
Goodwill acquired during year	—	—
Impairment loss	—	—
Balance at December 31,	$4,805	4,805

(7)
Leases

Lessee Accounting

The majority of leases in which the Company is the lessee are comprised of real estate property for branches and office space and are recorded as operating leases with terms extending beyond 2029. The Company has two finance leases, which were entered into in 2022 and 2024, with lease terms through 2038 and 2046. These leases are classified as operating or finance leases at commencement. Right-of-use assets representing the right to use the underlying asset and lease liabilities representing the obligation to make future lease payments are recognized on the balance sheet. These assets and liabilities are estimated based on the present value of future lease payments discounted using the Company's incremental secured borrowing rates as of the commencement date of the lease. Certain lease agreements contain renewal options which are considered in the determination of the lease term if they are deemed reasonably certain to be exercised. The Company has elected not to recognize leases with an original term of less than 12 months on the balance sheet.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table represents lease assets and lease liabilities as of December 31, 2024 and 2023 (in thousands).

Lease right-of-use assets	Classification	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	Other Assets	$2,556	3,542
Finance lease right-of-use assets	Other Assets	2,889	2,123

Lease liabilities	Classification	December 31, 2024	December 31, 2023
Operating lease liabilities	Other Liabilities	$2,750	3,736
Finance lease liabilities	Other Liabilities	3,076	2,251

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of the Bank's total lease cost were as follows for the years ended December 31, 2024 and 2023.

	In Thousands
	2024	2023	2022
Operating lease cost	$554	637	563
Finance lease cost:
Right-of-use asset amortization	94	87	93
Interest expense	65	71	66
Short-term lease cost	—	—	—
Net lease cost	$713	795	722

The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2024 and 2023 were as follows:

	2024	2023
Operating Leases
Weighted average remaining lease term (in years)	7.95	10.10
Weighted average discount rate	4.08%	4.31%

The weighted average remaining lease term and weighted average discount rate for finance leases at December 31, 2024 and 2023 were as follows:

	2024	2023
Finance Leases
Weighted average remaining lease term (in years)	20.05	23.34
Weighted average discount rate	3.47%	2.90%

Cash flows related to operating and finance leases during the year ended December 31, 2024 and 2023 were as follows:

	In Thousands
	2024	2023	2022
Operating cash flows related to operating leases	$553	595	547
Operating cash flows related to finance leases	65	71	66
Financing cash flows related to finance leases	34	30	26

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Future undiscounted lease payments for operating leases with initial terms of more than 12 months at December 31, 2024 and 2023 were as follows:

	In Thousands
	2024	2023
Operating Leases
2025	$561	553
2026	568	560
2027	570	568
2028	469	576
2029	360	547
Thereafter	695	1,854
Total undiscounted lease payments	3,223	4,658
Less: imputed interest	(473)	(922)
Net lease liabilities	$2,750	$3,736

Future undiscounted lease payments for finance leases with initial terms of more than 12 months at December 31, 2024 and 2023 were as follows:

	In Thousands
	2024	2023
Finance Leases
2025	$128	$98
2026	186	101
2027	191	105
2028	196	108
2029	201	111
Thereafter	3,424	2,676
Total undiscounted lease payments	4,326	3,199
Less: imputed interest	(1,250)	(948)
Net lease liabilities	$3,076	$2,251

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(8)
Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. Mortgage servicing rights are recognized on the balance sheet within other assets. The principal balances of these loans as of December 31, 2024 and December 31, 2023 are as follows:

	In Thousands
	December 31, 2024	December 31, 2023
Mortgage loan portfolios serviced for:
FHLMC	$114,771	99,441

For the years ended December 31, 2024 and 2023, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	December 31, 2024	December 31, 2023
Balance at beginning of period	$1,083	1,065
Servicing rights retained from loans sold	399	245
Amortization	(343)	(227)
Valuation Allowance Provision	—	—
Balance at end of period	$1,139	1,083
Fair value, end of period	$1,654	1,398

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Prepayment speed	8.08%	7.92%
Weighted-average life (in years)	8.42	8.55
Weighted-average note rate	5.11%	4.73%
Weighted-average discount rate	9.00%	9.00%

(9)
Deposits

Deposits at December 31, 2024 and 2023 are summarized as follows:

	In Thousands
	2024	2023
Demand deposits	$383,168	389,725
Savings accounts	343,894	320,301
Negotiable order of withdrawal accounts	968,198	934,709
Money market demand accounts	1,325,713	1,156,694
Certificates of deposit $250,000 or greater	772,678	548,269
Other certificates of deposit	954,124	942,346
Individual retirement accounts $250,000 or greater	15,543	11,018
Other individual retirement accounts	66,716	64,044
Total	$4,830,034	4,367,106

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2024 are as follows:

(In Thousands)
Maturity	Total
2025	$1,500,899
2026	223,841
2027	63,366
2028	15,961
2029	4,994
$1,809,061

The aggregate amount of overdrafts reclassified as loans receivable was $1,147,000 and $858,000 at December 31, 2024 and 2023, respectively. The aggregate balances of related party deposits at December 31, 2024 and 2023 were $14,668,000 and $15,640,000, respectively.

As of December 31, 2024 and 2023, Wilson Bank was not required to maintain a cash balance with the Federal Reserve.

(10)
Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31, 2024, 2023 and 2022 are presented below:

	In Thousands
	2024	2023	2022
Non-interest income:
Service charges on deposits	$8,198	7,890	7,382
Brokerage income	8,562	7,184	6,929
Debit and credit card interchange income, net	8,627	8,490	8,416
Other fees and commissions	1,590	1,408	1,653
BOLI and annuity earnings	1,817	1,667	1,346
Loss on sale of securities, net	(2,742)	(1,009)	(1,620)
Fees and gains on sales of mortgage loans	3,068	2,635	2,973
Mortgage servicing income (loss), net	(1)	9	(28)
Gain (loss) on sale of fixed assets, net	(303)	(55)	291
Gain (loss) on sale of other assets, net	(8)	(10)	8
Other income (loss)	146	80	(69)
	$28,954	28,289	27,281

	In Thousands
	2024	2023	2022
Non-interest expense:
Employee salaries and benefits	$67,342	59,501	56,707
Equity-based compensation	1,567	1,528	1,864
Occupancy expenses	5,733	6,532	5,563
Furniture and equipment expenses	3,038	3,225	3,400
Data processing expenses	9,477	8,797	7,337
Advertising & public relations expenses	3,512	3,714	3,455
Accounting, legal & consulting expenses	1,550	1,789	1,409
FDIC insurance	3,129	3,120	1,527
Directors’ fees	816	713	650
Other operating expenses	12,257	12,032	11,058
	$108,421	100,951	92,970

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(11)
Income Taxes

The components of the net deferred tax asset at December 31, 2024 and 2023 were as follows:

	In Thousands
	2024	2023
Deferred tax asset:
Federal	$36,851	36,034
State	11,950	11,641
	48,801	47,675
Deferred tax liability:
Federal	(2,068)	(1,654)
State	(685)	(548)
	(2,753)	(2,202)
Net deferred tax asset	$46,048	45,473

The tax effects of each type of significant item that gave rise to deferred tax assets (liabilities) at December 31, 2024 and 2023 were:

	In Thousands
	2024	2023
Financial statement allowance for credit losses in excess of tax allowance	$12,752	11,509
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(2,093)	(1,546)
Financial statement deduction for deferred compensation in excess of deduction for tax purposes	1,607	1,487
Financial statement income on FHLB stock dividends not recognized for tax purposes	(327)	(327)
Financial statement off-balance sheet exposure allowance for credit losses in excess of tax allowance	667	822
Unrealized loss on securities available-for-sale	31,217	31,195
Equity based compensation	1,526	1,355
Other items, net	699	978
Net deferred tax asset	$46,048	45,473

The components of income tax expense (benefit) at December 31, 2024, 2023 and 2022 are summarized as follows:

	In Thousands
	Federal	State	Total
2024
Current	$14,919	2,208	17,127
Deferred	(386)	(165)	(551)
Total	$14,533	2,043	16,576
2023
Current	$14,023	1,945	15,968
Deferred	(1,458)	(571)	(2,029)
Total	$12,565	1,374	13,939
2022
Current	$15,096	2,011	17,107
Deferred	(1,565)	(486)	(2,051)
Total	$13,531	1,525	15,056

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

A reconciliation of actual income tax expense of $16,576,000, $13,939,000 and $15,056,000 for the years ended December 31, 2024, 2023 and 2022, respectively, to the “expected” tax expense (computed by applying the Federal statutory rate of 21% for 2024, 2023 and 2022 to earnings before income taxes) is as follows:

	In Thousands
	2024	2023	2022
Computed “expected” tax expense	$15,352	13,204	14,301
State income taxes, net of Federal income tax benefit	1,659	1,120	1,117
Tax exempt interest, net of interest expense exclusion	(180)	(190)	(274)
Earnings on cash surrender value of life insurance	(376)	(344)	(273)
Expenses not deductible for tax purposes	79	74	23
Equity based compensation	(23)	(46)	(55)
Other	65	121	217
	$16,576	13,939	15,056

Total income tax expense (benefit) for 2024, 2023 and 2022, includes $(717,000), $(264,000) and $(423,000) of expense (benefit) related to the realized gain and loss on sale of securities, respectively.

As of December 31, 2024, 2023 and 2022 the Company has not accrued or recognized interest or penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

No valuation allowance for deferred tax assets was recorded at December 31, 2024 and 2023 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. There were no unrecognized tax benefits during any of the reported periods.

The Company and Wilson Bank file income tax returns in the United States (“U.S.”), as well as in the State of Tennessee. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2021.

(12)
Commitments and Contingent Liabilities

From time to time the Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's consolidated financial position.

At December 31, 2024 and 2023, respectively, the Company had lines of credit with other correspondent banks totaling $95,386,000 and $102,485,000. At December 31, 2024 and 2023, respectively, there was no balance outstanding under these lines of credit.

The Company also has a Cash Management Advance ("CMA") Line of Credit agreement. The CMA is a component of the Company's Blanket Agreement for advances with the FHLB of Cincinnati. The purpose of the CMA is to assist with short-term liquidity management. Under the terms of the CMA, the Company may borrow a maximum of $23,875,000, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. There were no borrowings outstanding under the CMA at December 31, 2024 or December 31, 2023.

On November 12, 2024, Wilson Bank entered in a purchase and assumption agreement pursuant to which it has agreed to acquire certain assets, including certain loans, and assume certain liabilities, including certain deposits, of a branch office in Cookeville, Tennessee that is currently operated by another bank. Total assets to be acquired are estimated to be approximately $17 million as of the date hereof, while total deposits and other liabilities to be assumed are estimated to be approximately $30 million as of the date hereof. The Company expects the transaction to close in the first half of 2025. The acquisition is not expected to significantly impact the Bank's operations.

Subsequent to December 31, 2024, Wilson Bank committed to expand the Chattanooga loan production office to a full service branch. As a part of this expansion the Bank entered into a lease for the location for the new full service branch and is currently remodeling the space. The costs associated with this expansion, including construction, equipment and lease expenses, are not expected to be significant.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(13)
Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	In Thousands
	Contract or Notional Amount
	2024	2023
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$1,172,339	1,010,899
Standby letters of credit	128,728	106,420
Total	$1,301,067	1,117,319

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral normally consists of real property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present creditworthiness of such counterparties. Such commitments have been made on terms which are competitive in the markets in which the Company operates; thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $128,728,000 at December 31, 2024.

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

Off-balance-sheet credit exposures are recognized on the balance sheet within accrued interest and other liabilities. The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the years ended December 31, 2024, 2023 and 2022.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

	(In Thousands)
	2024	2023	2022
Beginning balance, January 1	$3,147	6,136	955
Impact of adopting ASC 326	—	—	6,195
Credit loss expense (benefit)	(592)	(2,989)	(1,014)
Ending balance, December 31,	$2,555	3,147	6,136

The Bank originates residential mortgage loans, sells them to third-party purchasers, and may or may not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Company’s geographic market footprint. These sales are typically to investors that follow guidelines of conventional government sponsored entities ("GSE") and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA"). Generally, loans held for sale are underwritten by the Company, including HUD/VA loans. The Bank participates in a mandatory delivery program that requires the Bank to deliver a particular volume of mortgage loans by agreed upon dates. A majority of the Bank’s secondary mortgage volume is delivered to the secondary market via mandatory delivery with the remainder done on a best efforts basis. The Bank does not realize any exposure delivery penalties as the mortgage department only bids loans post-closing to ensure that 100% of the loans are deliverable to the investors.

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

(14)
Concentration of Credit Risk

Practically all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area, which is primarily located in Middle Tennessee. Practically all such customers are depositors of Wilson Bank. The concentrations of credit by type of loan are set forth in Note 2 - Loans and Allowance for Credit Losses.

Interest bearing deposits totaling $76,597,000 were deposited with five commercial banks at December 31, 2024. In addition, the Bank has funds deposited with the FHLB of Cincinnati in the amount of $845,000. Funds deposited with the FHLB of Cincinnati are not insured by the FDIC.

Federal funds sold in the amount of $9,791,000 were deposited with one commercial bank at December 31, 2024.

(15)
Employee Benefit Plan

Wilson Bank has in effect a 401(k) plan (the “401(k) Plan”) which covers eligible employees. To be eligible an employee must have obtained the age of 18. The provisions of the 401(k) Plan provide for both employee and employer contributions. For the years ended December 31, 2024, 2023 and 2022, Wilson Bank contributed $4,073,000, $3,662,000, and $3,309,000, respectively, to the 401(k) Plan.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(16)
Dividend Reinvestment Plan

Under the terms of the Company’s dividend reinvestment plan (the “DRIP”) holders of common stock may elect to automatically reinvest cash dividends in additional shares of the Company's common stock. The Company may elect to sell original issue shares or to purchase shares in the open market for the account of participants in the DRIP. Original issue shares of 203,489 in 2024, 189,471 in 2023 and 250,365 in 2022 were sold to participants under the terms of the DRIP.

(17)
Regulatory Matters and Restrictions on Dividends

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2024, the Bank and the Company met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company's and Wilson Bank's actual capital amounts and ratios as of December 31, 2024 and 2023 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Total capital to risk weighted assets:
Consolidated	$615,180	14.5%	$338,916	8.0%	$423,646	10.0%
Wilson Bank	609,568	14.4	338,788	8.0	423,485	10.0
Tier 1 capital to risk weighted assets:
Consolidated	563,128	13.3	254,188	6.0	254,188	6.0
Wilson Bank	557,516	13.2	254,090	6.0	338,787	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	562,925	13.3	190,641	4.5	N/A	N/A
Wilson Bank	557,313	13.2	190,568	4.5	275,264	6.5
Tier 1 capital to average assets:
Consolidated	563,128	10.4	216,949	4.0	N/A	N/A
Wilson Bank	557,516	10.3	216,873	4.0	271,092	5.0

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2023
Total capital to risk weighted assets:
Consolidated	$560,757	14.5%	$308,449	8.0%	$385,562	10.0%
Wilson Bank	559,224	14.5	308,333	8.0	385,417	10.0
Tier 1 capital to risk weighted assets:
Consolidated	512,762	13.3	231,337	6.0	231,337	6.0
Wilson Bank	511,229	13.3	231,250	6.0	308,334	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	512,693	13.3	173,503	4.5	N/A	N/A
Wilson Bank	511,160	13.3	173,438	4.5	250,521	6.5
Tier 1 capital to average assets:
Consolidated	512,762	10.6	193,564	4.0	N/A	N/A
Wilson Bank	511,229	10.6	193,492	4.0	241,865	5.0
1.
Ratios for Wilson Bank are those under applicable FDIC regulations for prompt corrective action.
2.
Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable regulations for bank holding companies.

Dividend Restrictions

The Company and the Bank are subject to dividend restrictions set forth by the Tennessee Department of Financial Institutions and federal banking agencies, as applicable. Generally, the board of directors may not declare dividends in excess of current year earnings plus the retained net income of the preceding two years without prior approval of the commissioner of the Tennessee Department of Financial Institutions. Additional restrictions may be imposed by the Tennessee Department of Financial Institutions and federal banking agencies under the powers granted to them by law.

(18)
Salary Deferral Plans

The Company provides some of its officers non-qualified pension benefits through an Executive Salary Continuation Plan ("the Plan") and Supplemental Executive Retirement Plan (SERP) Agreements ("SERP Agreements"). The Plan and SERP Agreements were established by the Board of Directors to reward executive management for past performance and to provide additional incentive to retain the service of executive management. The Plan and SERP Agreements generally provide current and former executives party thereto with benefits of a portion of their salary beginning at retirement through life. As a result, the Company has accrued a liability for future obligations under the Plan and SERP Agreements. At December 31, 2024 and 2023, the liability related to the Plan totaled $1,362,000 and $1,475,000, respectively. At December 31, 2024 and 2023 the liability related to the SERP Agreements totaled $4,785,000 and $4,219,000, respectively. The expense incurred for these plans totaled $1,008,000, $547,000 and $789,000 for the year ended December 31, 2024, 2023 and 2022, respectively.

The Company has purchased life insurance policies to provide the benefits related to the Plan, which at December 31, 2024 and 2023 had an aggregate cash surrender value of $7,156,000 and $6,462,000, respectively, and an aggregate face value of insurance policies in force of $17,376,000 and $16,407,000 respectively. The life insurance policies remain the sole property of the Company and are payable to the Company.

The Company has also purchased bank owned life insurance policies on some of its current and former officers. The insurance policies remain the sole property of the Company and are payable to the Company. The cash surrender value of the life insurance contracts totaled $54,792,000 and $53,183,000 and the face amount of the insurance policies in force approximated $122,630,000 and $122,010,000 at December 31, 2024 and 2023, respectively.

The Company has also purchased Flexible Premium Indexed Deferred Annuity Contracts (“Annuity Contracts”) to fund a portion of the benefits related to the SERP Agreements. The Annuity Contracts remain the sole property of the Company and are payable to the Company. Included in other assets at December 31, 2024 and 2023 are the Annuity Contracts with an aggregate value of $23,446,000 and $23,745,000, respectively.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(19)
Equity Incentive Plan

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the Plan's expiration will remain outstanding until exercised or otherwise terminated. As of December 31, 2024, the Company had outstanding 1,767 options under the 2009 Stock Option Plan with a weighted average exercise price of $36.47.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The primary purpose of the 2016 Equity Incentive Plan is to promote the interest of the Company and its shareholders by, among other things, (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its subsidiaries and affiliates, (ii) motivating those individuals by means of performance-related incentives to achieve long-range performance goals, (iii) enabling such individuals to participate in the long-term growth and financial success of the Company, (iv) encouraging ownership of stock in the Company by such individuals, and (v) linking their compensation to the long-term interests of the Company and its shareholders. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of December 31, 2024, the Company had 166,362 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of December 31, 2024, the Company had outstanding under the 2016 Equity Incentive Plan 191,628 stock options with a weighted average exercise price of $57.85, 142,785 cash-settled stock appreciation rights with a weighted average exercise price of $55.03, 153 restricted share awards, 24,482 restricted share unit awards, and 738 performance share unit awards.

Stock Options and Stock Appreciation Rights

As of December 31, 2024, the Company had outstanding 193,395 stock options with a weighted average exercise price of $57.66 and 142,785 cash-settled stock appreciation rights with a weighted average exercise price of $55.03. Included in other liabilities at December 31, 2024 and 2023 were $3,521,000 and $3,297,000 in accrued cash-settled stock appreciation rights, respectively.

The fair value of each stock option and cash-settled SAR grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2024, 2023 and 2022:

	2024	2023	2022
Expected dividends	2.41%	2.38%	1.85%
Expected term (in years)	6.93	8.25	7.78
Expected stock price volatility	33%	38%	37%
Risk-free rate	4.30%	3.54%	3.03%

The expected stock price volatility is based on historical volatility adjusted for consideration of other relevant factors. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield and forfeiture rate assumptions are based on the Company’s history and expectation of dividend payouts and forfeitures.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

A summary of the stock option and cash-settled SAR activity for 2024, 2023 and 2022 is as follows:

	2024		2023		2022
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	371,994	$56.15	414,778	$55.13	357,254	$50.18
Granted	1,667	71.50	5,000	69.00	117,665	64.13
Exercised	(31,748)	52.28	(42,617)	47.23	(58,841)	43.27
Forfeited or expired	(5,733)	59.12	(5,167)	60.35	(1,300)	45.50
Outstanding at end of year	336,180	$56.54	371,994	$56.15	414,778	$55.13
Options and cash-settled SARs exercisable at year end	218,749	$53.23	186,431	$50.22	167,918	$46.09

The weighted average fair value at the grant date of options and cash-settled SARs granted during the years 2024, 2023 and 2022 was $22.87, $24.76 and $22.64, respectively. The total intrinsic value of options and cash-settled SARs exercised during the years 2024, 2023 and 2022 was $677,000, $959,000 and $1,310,000 respectively.

The following table summarizes information about outstanding and exercisable stock options and cash-settled SARs at December 31, 2024:

	Options and Cash-Settled SARs Outstanding			Options and Cash-Settled SARs Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/24	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Number Exercisable at 12/31/24	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
$35.81 - $54.75	97,245	$42.15	2.20	96,578	$42.13	2.20
$55.75 - $71.50	238,935	$62.40	6.35	122,171	$62.00	5.77
	336,180			218,749
Aggregate intrinsic value (in thousands)	$6,239			$4,784

As of December 31, 2024, there was $2,092,000 of total unrecognized cost related to non-vested stock options and cash-settled SARs granted under the Company’s equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.05 years.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

Time-Based Vesting Restricted Shares and Restricted Share Units

A summary of time-based vesting restricted share awards activity for the twelve months ended December 31, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
	Shares	Weighted Average Cost	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of year	301	$66.70	1,075	$64.03	1,250	$62.10
Granted	—	—	—	—	450	66.70
Vested	(148)	66.70	(774)	62.99	(625)	62.10
Forfeited	—	—	—	—	—	—
Outstanding at December 31,	153	$66.70	301	$66.70	1,075	$64.03

A summary of time-based vesting restricted share unit awards activity for the twelve months ended December 31, 2024 and 2023 is as follows:

	2024		2023
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of year	14,458	$69.00	—	$—
Granted	13,957	71.59	14,833	69.00
Vested	(2,725)	69.00	—	—
Forfeited	(1,208)	69.78	(375)	69.00
Outstanding at December 31,	24,482	$70.44	14,458	$69.00

The restricted shares and restricted share units vest based on continued service over various time periods. As of December 31, 2024, there was $9,000 of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 0.88 years. As of December 31, 2024, the fair value of restricted share awards vested totaled $11,000. As of December 31, 2024, there was $1,342,000 of unrecognized compensation cost related to non-vested restricted share units. The cost is expected to be expensed over a weighted-average period of 3.66 years. As of December 31, 2024, the fair value of restricted share units vested totaled $197,000.

Performance-Based Vesting Restricted Stock Units ("PSUs")

The Company periodically awards performance-based restricted stock units to employees of the Bank. Under the terms of the awards, the number of units that will be earned and thereafter settled in shares of the Company's common stock will be based on the employee's performance against certain performance metrics over a fixed three-year performance period. Compensation expense for PSUs is estimated each period based on the fair value of the Company's common stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

A summary of the PSUs activity for the twelve months ended December 31, 2024 and 2023 is as follows:

	2024		2023
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of year	1,107	$67.85	—	$—
Granted	—	—	1,107	67.85
Vested	(369)	67.85	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31,	738	$67.85	1,107	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	738

As of December 31, 2024, there was $28,000 of total unrecognized compensation cost related to non-vested performance based restricted share units. The cost is expected to be expensed over a weighted-average period of 1.08 years. As of December 31, 2024, the fair value of performance based restricted share units vested totaled $26,000.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(20)
Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options, restricted share units and performance share units.

The following is a summary of the components comprising basic and diluted earnings per share (“EPS”):

	Years Ended December 31,
	2024	2023	2022
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$56,530	48,938	53,042
Denominator – Weighted average number of common shares outstanding	11,806,822	11,611,690	11,377,617
Basic earnings per common share	$4.79	4.21	4.66
Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$56,530	48,938	53,042
Denominator – Weighted average number of common shares outstanding	11,806,822	11,611,690	11,377,617
Dilutive effect of stock options, RSUs and PSUs	31,767	29,676	31,307
Weighted average diluted common shares outstanding	11,838,589	11,641,366	11,408,924
Diluted earnings per common share	$4.78	4.20	4.65

(21)
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

During the fourth quarter of 2023 the Company voluntarily terminated the interest rate swap with a notional amount of $30.0 million, as the market indicated that rates had peaked, further rate increases were unlikely, and the Company’s balance sheet could support the market’s current demand for fixed rate loans without the interest rate swap. The termination of the fair value hedge resulted in an unrealized gain totaling $3,747,000 which is being reclassified to increase interest income over the original term of the swap contract.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the twelve months ended December 31, 2024, 2023 and 2022. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	2024	2023	2022
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$1,158	271	63
Net increase to income before taxes	$1,158	271	63

The above effects are presented within the change in other assets line in the operating activities section of the Company's consolidated statements of cash flows.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At December 31, 2024 and December 31, 2023, the Company had approximately $1,680,000 and $2,265,000, respectively, of interest rate lock commitments and approximately $3,250,000 and $2,500,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $34,000 and $65,000 and a derivative asset of $27,000 and derivative liability of $13,000, respectively, at December 31, 2024 and December 31, 2023. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below:

	In Thousands
	2024	2023
Interest rate contracts for customers	$(31)	(58)
Forward contracts related to mortgage loans held for sale and interest rate contracts	40	(75)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of December 31, 2024 and December 31, 2023:

	In Thousands
	2024		2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$1,680	34	2,265	65
Forward contracts related to mortgage loans held-for-sale	3,250	27	2,500	(13)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(22)
Disclosures About Fair Value of Financial Instruments

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets
•
Level 2 - inputs to the valuation methodology include all prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•
Level 3 - inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Asset

Securities available-for-sale - Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy. Quarterly, the Company will validate prices supplied by its third party vendor by comparison to prices obtained from third parties.

Hedged loans - The fair value of the Company's hedged loan portfolio is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction.

Collateral dependent loans - Collateral dependent loans are measured at the fair value of the collateral securing the loan less estimated selling costs. The fair value of real estate collateral is determined based on real estate appraisals which are generally based on recent sales of comparable properties which are then adjusted for property specific factors. Non-real estate collateral is valued based on various sources, including third party asset valuations and internally determined values based on cost adjusted for depreciation and other judgmentally determined discount factors. Collateral dependent loans are classified within Level 3 of the valuation hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

Other real estate owned - Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Upon acquisition, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest income. OREO is included in Level 3 of the valuation hierarchy due to the lack of

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Mortgage loans held for sale - Mortgage loans held for sale are carried at fair value, and are classified within Level 2 of the valuation hierarchy. The fair value of mortgage loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan.

Derivative instruments - The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Other investments - Included in other investments are investments recorded at fair value primarily in certain nonpublic investments and funds. The valuation of these nonpublic investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties. These investments are included in Level 3 of the valuation hierarchy if the entities and funds are not widely traded and the underlying investments are in privately-held and/or start-up companies for which market values are not readily available.The following tables present the financial instruments carried at fair value as of December 31, 2024 and December 31, 2023, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Measured on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2024
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,538	4,538	—	—
U.S. Government sponsored enterprises	161,973	—	161,973	—
Mortgage-backed securities	454,196	—	454,196	—
Asset-backed securities	50,817	—	50,817	—
Corporate bonds	2,396	—	2,396	—
State and municipal securities	153,973	—	153,973	—
Total investment securities available-for-sale	827,893	4,538	823,355	—
Mortgage loans held for sale	2,529	—	2,529	—
Derivative instruments	61	—	61	—
Other investments	2,191	—	—	2,191
Total assets	$832,674	4,538	825,945	2,191

Derivative instruments	$—	—	—	—
Total liabilities	$—	—	—	—

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

	Measured on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2023
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,429	4,429	—	—
U.S. Government sponsored enterprises	144,168	—	144,168	—
Mortgage-backed securities	417,030	—	417,030	—
Asset-backed securities	49,973	—	49,973	—
Corporate bonds	2,423	—	2,423	—
State and municipal securities	193,058	—	193,058	—
Total investment securities available-for-sale	811,081	4,429	806,652	—
Mortgage loans held for sale	2,294	—	2,294	—
Derivative instruments	65	—	65	—
Other investments	2,045	—	—	2,045
Total assets	$815,485	4,429	809,011	2,045

Derivative instruments	$13	—	—	—
Total liabilities	$13	—	—	—

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

	Measured on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2024
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	37,045	—	—	37,045
Total	$37,045	—	—	37,045
December 31, 2023
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	4,838	—	—	4,838
Total	$4,838	—	—	4,838

1.
The carrying value of collateral dependent loans at December 31, 2024 is net of a valuation allowance of $408,000. As of December 31, 2023 no reserve was recorded on collateral dependent loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at December 31, 2024 and 2023:

	Valuation Techniques (1)	Significant Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	Appraisal	Estimated costs to sell	10%
Other real estate owned	Appraisal	Estimated costs to sell	10%

1.
The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the twelve months ended December 31, 2024, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2024 and 2023 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Year Ended December 31,
	2024	2023
	Other Assets	Other Assets
Fair value, January 1	$2,045	$1,965
Total realized gains included in income	146	80
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at December 31	—	—
Purchases, issuances and settlements, net	—	—
Transfers out of Level 3	—	—
Fair value, December 31	$2,191	$2,045
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$146	$80

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2024 and December 31, 2023. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Loans - The fair value of the Company's loan portfolio includes a credit risk factor in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company's loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, collateral dependent loans and all other loans. The results are then adjusted to account for credit risk.

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

Mortgage servicing rights - The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.

Deposits and Federal Home Loan Bank advances - Fair values for deposits and Federal Home Loan Bank advances are estimated using discounted cash flow models, using current market interest rates offered on deposits with similar remaining maturities.

Off-balance sheet instruments - The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

(in Thousands)	Carrying/Notional Amount	Estimated Fair Value (¹)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2024
Financial assets:
Cash and cash equivalents	$247,589	247,589	247,589	—	—
Loans, net	4,042,392	3,986,187	—	—	3,986,187
Mortgage servicing rights	1,139	1,654	—	1,654	—
Financial liabilities:
Deposits	4,830,034	4,253,072	—	—	4,253,072

December 31, 2023
Financial assets:
Cash and cash equivalents	$252,635	252,635	252,635	—	—
Loans, net	3,550,675	3,372,166	—	—	3,372,666
Mortgage servicing rights	1,083	1,398	—	1,398	—
Financial liabilities:
Deposits	4,367,106	3,885,724	—	—	3,885,724

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market- participant would realize in a hypothetical orderly transaction.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(23)
Segment Information

Wilson Bank & Trust is a full-service bank operating throughout middle Tennessee which conducts business as a single operating segment, banking. The Bank offers a wide range of banking services, including checking, savings and money market deposit accounts, certificates of deposit, loans for consumer, commercial and real estate purposes, and investment advisory services through a third-party registered broker-dealer investment adviser. Management views the product offerings as an integrated banking service which is the basis for identifying the single banking segment. Substantially all revenues are derived from the Company's geographical area identified in paragraph (b) Note 1, Summary of Significant Accounting Policies. The accounting policies of the banking segment are the same as those described in Note 1.

The Company’s Chief Operating Decision Maker (“CODM”) is made up of the Chief Executive Officer, Chief Financial Officer, President, Chief Administration Officer, Chief Credit Officer, Chief Risk Officer, Chief Operating Officer, Chief Experience Officer, and Chief Information Officer. The key measure of banking segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net earnings, as reported on the Company's Consolidated Statements of Earnings. The measure of banking segment assets is reported on the Company’s Consolidated Balance Sheets as total assets.

The CODM uses consolidated net earnings to evaluate income generated from banking segment assets (return on assets) in deciding whether to reinvest profits into the operations or into other parts of the entity, such as to pay dividends.

Net income is used to monitor budgeted versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the banking segment.

All expense categories on the Consolidated Statements of Earnings are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash and due from banks, federal funds sold, and interest-bearing deposits, capital and regulatory capital requirements.

There are no intra-entity sales or transfers and no significant expense categories regularly provided to the CODM beyond those disclosed in the Consolidated Statements of Earnings. The CODM manages the business using consolidated expense information, as well as regularly provided budgeted or forecasted expense information for the single operating segment.

The banking segment derives revenues from customers through fees and interest charged on lending, deposits, and investment products. The banking segment also derives revenue from various investments as permitted under sound banking practices. The majority of revenues are derived from fees and interest on loans.

Although the Company has a significant amount of long-term customers, there is no reliance or concentration related to any one customer.

There have been no significant asset investments by the banking segment outside of any items included in the consolidated financial statements.

The following table reflects consolidated financial data of the Company’s reportable segment for the years ended December 31, 2024, 2023 and 2022.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

	Banking Segment
	Dollars In Thousands
	2024	2023	2022
Interest income	$284,116	222,583	157,540
Reconciliation of revenue
Other revenues	28,954	28,289	27,281
Total consolidated revenues	$313,070	250,872	184,821
Less:
Interest expense	126,809	83,679	16,133
Segment net interest income and noninterest income	$186,261	167,193	168,688
Less:
Provision for credit losses - loans	5,192	6,300	8,656
Provision for credit losses - off-balance sheet exposures	(592)	(2,989)	(1,014)
Employee salaries and benefits	67,342	59,501	56,707
Data processing expenses	9,477	8,797	7,337
Occupancy expenses	5,733	6,532	5,563
Advertising & public relations expenses	3,512	3,714	3,455
Furniture and equipment expenses	3,038	3,225	3,400
FDIC insurance	3,129	3,120	1,527
Other segment items(a)	16,190	16,062	14,981
Income tax expense	16,576	13,939	15,056
Segment net earnings/consolidated net earnings	$56,664	48,992	53,020
Net loss (gain) attributable to noncontrolling interest	(134)	(54)	22
Net earnings attributable to Wilson Bank Holding Company	$56,530	48,938	53,042

	Banking Segment
	Dollars in Thousands
	2024	2023	2022
Reconciliation of net earnings
Net earnings for reportable segment	$56,530	48,938	53,042
Other earnings	—	—	—
Net earnings attributable to Wilson Bank Holding Company	$56,530	48,938	53,042

	Banking Segment
	Dollars in Thousands
	2024	2023
Reconciliation of assets
Total assets for reportable segment	$5,358,659	4,846,476
Other assets	—	—
Total consolidated assets	$5,358,659	4,846,476

(a) Other segment items includes equity-based compensation, accounting, legal & consulting expenses, directors' fees, fees and licenses, telephone expenses, franchise tax, and other overhead expenses.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(24)
Wilson Bank Holding Company -

Parent Company Financial Information

WILSON BANK HOLDING COMPANY

(Parent Company Only)

Balance Sheets

December 31, 2024 and 2023

	Dollars In Thousands
	2024		2023
ASSETS
Cash	$7,352	*	3,134	*
Investment in wholly-owned commercial bank subsidiary	474,092	*	427,872	*
Deferred income taxes	1,526		1,356
Refundable income taxes	443		485
Total assets	$483,413		432,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$3,710		3,442
Total liabilities	3,710		3,442

Shareholders’ equity:
Common stock, par value $2.00 per share, authorized 50,000,000 shares, 11,876,770 and 11,686,363 shares issued and outstanding, respectively	23,754		23,373
Additional paid-in capital	150,739		136,866
Retained earnings	393,238		357,260
Noncontrolling interest in consolidated subsidiary	203		69
Accumulated other comprehensive losses, net of taxes of $31,217 and $31,195, respectively	(88,231)		(88,163)
Total shareholders’ equity	479,703		429,405
Total liabilities and shareholders’ equity	$483,413		432,847

* Eliminated in consolidation.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

WILSON BANK HOLDING COMPANY

(Parent Company Only)

Statements of Earnings

Three Years Ended December 31, 2024

	Dollars In Thousands
	2024		2023		2022
Income:
Dividends from Wilson Bank (commercial bank subsidiary)	$12,000	*	2,500	*	4,200	*
Other income	—		—		—
	12,000		2,500		4,200
Expenses:
Directors’ fees	419		387		355
Other	1,817		1,747		2,187
	2,236		2,134		2,542
Income before Federal income tax benefits and equity in undistributed earnings of Wilson Bank	9,764		366		1,658
Federal income tax benefits	613		617		733
	10,377		983		2,391
Equity in undistributed earnings of Wilson Bank	46,153	*	47,955	*	50,651	*
Net earnings	$56,530		48,938		53,042

* Eliminated in consolidation.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

WILSON BANK HOLDING COMPANY

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2024

Increase (Decrease) in Cash and Cash Equivalents

	Dollars In Thousands
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$56,530	48,938	53,042
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of commercial bank subsidiary	(58,153)	(50,455)	(54,851)
Decrease (increase) in refundable income taxes	42	53	(176)
Increase in deferred taxes	(170)	(133)	(195)
Share based compensation expense	1,567	1,528	1,866
Increase in other liabilities	44	19	14
Total adjustments	(56,670)	(48,988)	(53,342)
Net cash used in operating activities	(140)	(50)	(300)
Cash flows from investing activities:
Dividends received from commercial bank subsidiary	12,000	2,500	4,200
Net cash provided by investing activities	12,000	2,500	4,200
Cash flows from financing activities:
Payments made to stock appreciation rights holders	(216)	(277)	(644)
Dividends paid	(20,552)	(17,303)	(20,880)
Repurchase of common stock	(2,181)	—	—
Proceeds from sale of stock pursuant to dividend reinvestment plan	14,732	12,979	16,117
Proceeds from exercise of stock options	575	1,044	635
Net cash used in financing activities	(7,642)	(3,557)	(4,772)
Net increase (decrease) in cash and cash equivalents	4,218	(1,107)	(872)
Cash and cash equivalents at beginning of year	3,134	4,241	5,113
Cash and cash equivalents at end of year	$7,352	3,134	4,241

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(25)
Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(In Thousands, except per share data)
	2024				2023				2022
	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$76,415	73,814	68,945	64,942	$61,809	57,857	53,987	48,930	$44,920	42,024	37,097	33,499
Interest expense	34,144	32,799	30,485	29,381	26,548	23,697	19,934	13,500	7,855	3,894	2,240	2,144
Net interest income	42,271	41,015	38,460	35,561	35,261	34,160	34,053	35,430	37,065	38,130	34,857	31,355
Provision for credit losses - loans	1,629	3,563	—	—	619	1,641	2,078	1,962	2,596	2,543	1,625	1,892
Earnings before income taxes	19,515	16,376	20,683	16,666	14,220	14,745	16,039	17,927	15,342	19,706	18,484	14,544
Net earnings attributable to Wilson Bank Holding Company	14,939	12,686	16,137	12,768	11,222	11,486	12,389	13,841	12,340	15,190	14,139	11,373
Basic earnings per common share	1.26	1.07	1.37	1.09	0.96	0.99	1.07	1.20	1.08	1.33	1.25	1.01
Diluted earnings per common share	1.26	1.07	1.37	1.08	0.95	0.98	1.07	1.20	1.07	1.33	1.24	1.00

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2024, 2023 and 2022

(26)
Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the periods presented. Items outside the scope of ASC Topic 606 are noted as such.

	Years ended December 31,
	2024	2023	2022
	(dollars in thousands)

Fees and gains on sales of mortgage loans(1)	$3,068	$2,635	$2,973
Service charges on deposits	8,198	7,890	7,382
Debit and credit card interchange income, net	8,627	8,490	8,416
Brokerage income	8,562	7,184	6,929
BOLI and annuity earnings(1)	1,817	1,667	1,346
Loss on sale of securities, net(1)	(2,742)	(1,009)	(1,620)
Other non-interest income	1,424	1,432	1,855
Total non-interest income	$28,954	$28,289	$27,281

1.
Not within the scope of ASC Topic 606.

A description of the Company's revenue streams accounted for under ASC Topic 606 follows:

Service charges on deposit accounts - The Company earns fees on its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM usage fees, stop payment charges, statement rendering, and ACH fees are recognized at the time the transaction is executed and the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Account maintenance fees are recognized in the same month the Company earns and satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Debit and credit card interchange income, net - The Company earns interchange fees from debit and credit cardholder transactions conducted through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Certain expenses directly associated with the debit and credit cards are recorded on a net basis with the interchange income.

Brokerage income - The Company earns fees from investment brokerage services provided to its customers by a third-party service provider. The Company receives commissions from the third-party service provider on a bi-monthly basis based upon customer activity for the month. The fees are recognized monthly when the Company satisfies the performance obligation. Because the Company (1) acts as an agent in arranging the relationship between the customer and third-party service provider and (2) does not control the services rendered to the customer, investment brokerage fees are presented net of related servicing and administration costs.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is included herein in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended December 31, 2024, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy statement to be filed in connection with the 2025 Annual Meeting of Shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 (the “Proxy Statement”). The information required by this item with respect to executive officers is set forth in Part I of this report under the caption “Information about our Executive Officers.”

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Item-1 Election of Directors - Delinquent Section 16(a) Reports” in the Proxy Statement.

Insider Trading Policy

The information required by this item with respect to the Company's insider trading policies is incorporated by reference to the section entitled "Insider Trading Policy" in the Proxy Statement.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the information under the principal heading entitled “Executive Compensation,” including but not limited to the subheading entitled “Personnel Committee Report on Executive Compensation” but excluding the information under the subheading entitled “Pay Versus Performance,” and the principal heading entitled “Director Compensation,” including but not limited to the subheading entitled “Personnel Committee Interlocks and Insider Participation,” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the sections entitled “Stock Ownership” and "Proposal 3 - Approval of the Company's 2025 Equity Incentive Plan" in the Proxy Statement.

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

(a)(3) Exhibits

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

10.11

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

10.24	Amendment, dated August 21, 2003 to Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and

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

10.30

Executive Survivor Income Agreement, dated April 14, 2014, by and between the Bank and John C. McDearman, III (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.31

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and J. Randall Clemons (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.32

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and H. Elmer Richerson (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.33

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and Jack Bell (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.34

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and James Comer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.35

Director Survivor Income Agreement, dated April 14, 2014, by and between the Bank and James Patton (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.36

Director Survivor Income Agreement, dated April 6, 2015, by and between the Bank and William Jordan (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016).

10.37

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.38

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.39

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.40

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015).*

10.41

Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.42

Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Elmer Richerson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.43

Second Amendment to the Amended and Restated Executive Salary Continuation Agreement dated as of October 7, 2002, by and between Wilson Bank and Trust and Lisa T. Pominski (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.44

Second Amendment to the Executive Salary Continuation Agreement dated as of January 1, 2006, by and between Wilson Bank and Trust and John C. McDearman III (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.45

Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.46

Form of Stock Appreciation Rights Agreement for employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.47

Form of Non-qualified Stock Option Agreement for employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.48

Form of Stock Appreciation Rights Agreement for employee directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.49

Form of Non-qualified Stock Option Agreement for employee directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.50

Form of Stock Appreciation Rights Agreement for directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.51

Form of Non-qualified Stock Option Agreement for directors under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016).*

10.52

Form of Restricted Share Unit Award Agreement for Employees under the Wilson Bank Holding Company Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).*

10.53

Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated November 23, 2012, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.64 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 8, 2019).*

10.54

Supplemental Executive Retirement Plan Agreement, dated November 23, 2012, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.65 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 8, 2019).*

10.55

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement as of September 26, 2016, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.66 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 8, 2019).*

10.56

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.67 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019).*

10.57

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015 by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.68 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019).*

10.58

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020).*

10.59

Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020).*

10.60

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.61

Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.62

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.63

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John Foster (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.64

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.65

Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.66

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.67

Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman (incorporated herein by reference to Exhibit 10.79 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.68

Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated herein by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.69	Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.70

Third Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated as of November 29, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2021).*

10.71

Supplemental Executive Retirement Plan Agreement dated November 26, 2018, by and between Wilson Bank and Trust and Taylor Walker (incorporated by reference to Exhibit 10.84 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.72

Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated as of November 26, 2018 by and between Wilson Bank and Taylor Walker (incorporated by reference to Exhibit 10.85 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.73

Executive Survivor Income Agreement, dated April 14, 2014, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.86 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.74

Executive Survivor Income Agreement, dated June 1, 2020, by and between Wilson Bank and Trust and Taylor Walker (incorporated by reference to Exhibit 10.87 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.75

First Amendment to the Executive Survivor Income Agreement dated September 14, 2021, by and between Wilson Bank and Trust and Taylor Walker (incorporated by reference to Exhibit 10.88 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.76	Executive Survivor Income Agreement, dated June 1, 2020, by and between Wilson Bank and Trust and Kayla Hawkins.*+

10.77	First Amendment to the Executive Survivor Income Agreement dated September 14, 2021, by and between Wilson Bank and Trust and Kayla Hawkins.*+

19.1	Wilson Bank Holding Company Insider Trading Policy.+

21.1	Subsidiaries of the Company.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management compensatory plan or contract

+ Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY
By:	/s/ John C. McDearman, III
John C. McDearman, III
Title:	President and Chief Executive Officer
Date:	February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. McDearman, III	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
John C. McDearman, III

/s/ Kayla Hawkins	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Kayla Hawkins

/s/ Jack W. Bell		February 28, 2025
Jack W. Bell	Director

/s/ James F. Comer		February 28, 2025
James F. Comer	Director

/s/ William P. Jordan		February 28, 2025
William P. Jordan	Director

/s/ James Anthony Patton		February 28, 2025
James Anthony Patton	Director

/s/ J. Randall Clemons		February 28, 2025
J. Randall Clemons	Director

/s/ Michael G.Maynard		February 28, 2025
Michael G.Maynard	Director

/s/ Clinton M. Swain		February 28, 2025
Clinton M. Swain	Director

/s/ H. Elmer Richerson		February 28, 2025
H. Elmer Richerson	Director

/s/ Lisa Pominski		February 28, 2025
Lisa Pominski	Director