Form 10-Q
period 2025-03-31
WILSON BANK HOLDING CO
filed 2025-05-09
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 11,993,996 shares at May 9, 2025

Part I:	FINANCIAL INFORMATION	4

Item 1.	Financial Statements.	4

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

	Consolidated Balance Sheets — March 31, 2025 and December 31, 2024.	4

	Consolidated Statements of Earnings — For the three months ended March 31, 2025 and 2024.	5

	Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2025 and 2024.	6

	Consolidated Statements of Changes in Shareholders' Equity — For the three months ended March 31, 2025 and 2024.	7

	Consolidated Statements of Cash Flows — For the three months ended March 31, 2025 and 2024.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	58

	Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.	58

Part II:	OTHER INFORMATION	60

Item 1.	Legal Proceedings.	59

Item 1A.	Risk Factors.	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	59

Item 3.	Defaults Upon Senior Securities.	59

Item 4.	Mine Safety Disclosures.	59

Item 5.	Other Information.	60

Item 6.	Exhibits.	61

Signatures		62

EX-10.1 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT (DIRECTORS)
EX-10.2 FORM OF CASH-SETTLED STOCK APPRECIATION RIGHT AGREEMENT (DIRECTORS)
EX-10.3 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT (OFFICERS WITH A TITLE OF SENIOR VICE PRESIDENT OR HIGHER)
EX-10.4 FORM OF CASH-SETTLED STOCK APPRECIATION RIGHT AGREEMENT (OFFICERS WITH A TITLE OF SENIOR VICE PRESIDENT OR HIGHER)
EX-10.5 FORM OF RESTRICTED SHARE UNIT AWARD AGREEMENT (OFFICERS WITH A TITLE OF SENIOR VICE PRESIDENT OR HIGHER)
EX-10.6 FORM OF RESTRICTED SHARE AWARD AGREEMENT (OFFICERS WITH A TITLE OF SENIOR VICE PRESIDENT OR HIGHER) EX-10.7 WILSON BANK HOLDING COMPANY 2025 EQUITY INCENTIVE PLAN
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO

EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-101.INS
EX-101.SCH
EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

	(Unaudited)	(Audited)
	March 31, 2025	December 31, 2024
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$4,181,463	$4,091,889
Less: Allowance for credit losses	(51,480)	(49,497)
Net loans	4,129,983	4,042,392
Securities available-for-sale, at market (amortized cost $933,908 and $947,341, respectively)	832,546	827,893
Loans held for sale	2,691	2,529
Interest bearing deposits	289,295	211,271
Restricted equity securities	3,926	3,876
Federal funds sold	9,783	9,791
Total earning assets	5,268,224	5,097,752
Cash and due from banks	23,566	26,527
Bank premises and equipment, net	61,365	61,549
Accrued interest receivable	17,385	16,914
Deferred income tax asset	41,713	46,048
Bank owned life insurance	67,442	61,948
Other assets	46,968	43,116
Goodwill	4,805	4,805
Total assets	$5,531,468	$5,358,659
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$392,635	$383,168
Interest bearing	977,471	968,198
Savings and money market accounts	1,748,292	1,669,607
Time	1,842,586	1,809,061
Total deposits	4,960,984	4,830,034
Accrued interest payable and other liabilities	64,129	48,922
Total liabilities	5,025,113	4,878,956
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 11,993,971 and 11,876,770 shares, respectively	23,988	23,754
Additional paid-in capital	159,302	150,739
Retained earnings	397,728	393,238
Noncontrolling interest in consolidated subsidiary	208	203
Accumulated other comprehensive losses, net of taxes of $26,491 and $31,217 respectively	(74,871)	(88,231)
Total shareholders’ equity	506,355	479,703
Total liabilities and shareholders’ equity	$5,531,468	$5,358,659

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

three months ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$68,113	$56,417
Interest and dividends on securities:
Taxable securities	5,659	5,088
Exempt from federal income taxes	279	431
Interest on loans held for sale	36	41
Interest on federal funds sold	102	140
Interest on balances held at depository institutions	2,225	2,743
Interest and dividends on restricted securities	88	82
Total interest income	76,502	64,942
Interest expense:
Interest on negotiable order of withdrawal accounts	1,988	1,803
Interest on money market and savings accounts	9,892	8,990
Interest on time deposits	20,009	18,572
Interest on Federal funds purchased	1	—
Interest on finance leases	33	16
Total interest expense	31,923	29,381
Net interest income before provision for credit losses	44,579	35,561
Provision for credit losses - loans	2,233	—
Provision for credit losses - off-balance sheet exposures	(393)	—
Net interest income after provision for credit losses	42,739	35,561
Non-interest income:
Service charges on deposit accounts	2,060	1,971
Brokerage income	2,412	1,861
Debit and credit card interchange income, net	1,867	1,908
Other fees and commissions	400	384
Income on BOLI and annuity contracts	603	471
Gain on sale of loans	731	788
Mortgage servicing income (loss), net	(1)	2
Loss on sale of fixed assets	(6)	(201)
Gain (loss) on sale of securities, net	13	—
Gain (loss) on sale of other assets	2	(1)
Other income (loss)	16	35
Total non-interest income	8,097	7,218
Non-interest expense:
Salaries and employee benefits	17,872	16,545
Occupancy expenses, net	1,459	1,284
Advertising & public relations expense	797	749
Furniture and equipment expense	763	746
Data processing expense	2,593	2,352
Directors’ fees	153	178
FDIC insurance	1,131	907
Audit, legal & consulting expenses	900	376
Other operating expenses	3,590	2,976
Total non-interest expense	29,258	26,113
Earnings before income taxes	21,578	16,666
Income taxes	5,181	3,887
Net earnings	16,397	12,779
Net earnings attributable to noncontrolling interest	(5)	(11)
Net earnings attributable to Wilson Bank Holding Company	$16,392	$12,768
Weighted average number of common shares outstanding-basic	11,962,782	11,752,067
Weighted average number of common shares outstanding-diluted	12,000,111	11,781,684
Basic earnings per common share	$1.37	$1.09
Diluted earnings per common share	$1.37	$1.08
Dividends per common share	$1.00	$0.75

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

three months ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In Thousands)
Net earnings	$16,397	$12,779
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	18,099	(6,319)
Reclassification adjustment for net (gains) losses included in net earnings	(13)	—
Tax effect	(4,726)	1,651
Other comprehensive earnings (losses):	13,360	(4,668)
Comprehensive earnings (losses)	$29,757	$8,111
Comprehensive (earnings) losses attributable to noncontrolling interest	(5)	(11)
Comprehensive earnings (losses) attributable to Wilson Bank Holding Company	$29,752	$8,100

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

three months ended March 31, 2025 and 2024

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three Months Ended:
March 31, 2025
Balance at beginning of period	$23,754	150,739	393,238	203	(88,231)	479,703
Cash dividends declared, $1.00 per share	—	—	(11,902)	—	—	(11,902)
Issuance of 112,732 shares of common stock pursuant to dividend reinvestment plan	225	8,241	—	—	—	8,466
Issuance of 1,732 shares of common stock pursuant to exercise of stock options, net	3	50	—	—	—	53
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 2,368 restricted stock units	5	(5)	—	—	—	—
Share based compensation expense	—	278	—	—	—	278
Net change in fair value of available-for-sale securities during the period, net of taxes of $4,726	—	—	—	—	13,360	13,360
Net earnings for the period	—	—	16,392	5	—	16,397
Balance at end of period	$23,988	159,302	397,728	208	(74,871)	506,355

March 31, 2024
Balance at beginning of period	$23,373	136,866	357,260	69	(88,163)	429,405
Cash dividends declared, $.75 per share	—	—	(8,775)	—	—	(8,775)
Issuance of 89,580 shares of common stock pursuant to dividend reinvestment plan	179	6,226	—	—	—	6,405
Issuance of 2,019 shares of common stock pursuant to exercise of stock options, net	4	90	—	—	—	94
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Share based compensation expense	—	279	—	—	—	279
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $1,651	—	—	—	—	(4,668)	(4,668)
Net earnings for the period	—	—	12,768	11	—	12,779
Balance at end of period	$23,557	143,460	361,253	80	(92,831)	435,519

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

three months ended March 31, 2025 and 2024

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$16,397	$12,779
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	1,840	—
Deferred income tax benefit	(391)	(124)
Depreciation and amortization of premises and equipment	1,098	994
Loss on sale of fixed assets	6	201
Net amortization of securities	214	531
Net realized loss (gain) on sale of securities	(13)	—
Gains on mortgage loans sold, net	(731)	(788)
Share-based compensation expense	394	185
Loss (gain) on sale of other assets	(2)	1
Increase in value of life insurance and annuity contracts	(603)	(471)
Mortgage loans originated for resale	(13,136)	(14,005)
Proceeds from sale of mortgage loans	13,705	12,763
Right of use assets obtained for lease liabilities	3	—
Gain on lease modification	(46)	—
Right of use asset amortization	108	99
Amortization of mortgage servicing rights	74	60
Change in
Accrued interest receivable	(471)	(1,424)
Other assets	(3,518)	(866)
Accrued interest payable	(339)	533
Other liabilities	7,884	6,529
TOTAL ADJUSTMENTS	6,076	4,218
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,473	16,997
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(16,769)	(64,638)
Sales	17,882	—
Maturities, prepayments and calls	12,119	11,859
Redemptions (purchases) of restricted equity securities	(50)	—
Net increase in loans	(89,595)	(21,298)
Purchase of buildings, leasehold improvements, and equipment	(866)	(698)
Proceeds from sale of premises and equipment	9	—
Proceeds from sale of other assets	6	25
Purchase of life insurance and annuity contracts	(5,000)	—
Redemption of annuity contracts	359	292
NET CASH USED IN INVESTING ACTIVITIES	(81,905)	(74,458)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	97,425	57,670
Net change in deposits - time	33,525	22,619
Change in escrow balances	6,941	449
Repayment of finance lease obligation	(21)	(9)
Issuance of common stock related to exercise of stock options	53	94
Issuance of common stock pursuant to dividend reinvestment plan	8,466	6,405
Cash dividends paid on common stock	(11,902)	(8,775)
NET CASH PROVIDED BY FINANCING ACTIVITIES	134,487	78,453
NET CHANGE IN CASH AND CASH EQUIVALENTS	75,055	20,992
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	247,589	252,635
CASH AND CASH EQUIVALENTS - END OF PERIOD	$322,644	$273,627

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

three months ended March 31, 2025 and 2024

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$32,262	$28,848
Taxes	$1,393	$1,441
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $(4,726) and $1,651 for the three months ended March 31, 2025 and 2024, respectively	$13,360	$(4,668)
Non-cash transfers from loans to other assets	$7	$39

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, Putnam, Smith, Hamilton, and Williamson Counties, Tennessee. The Bank has a joint venture with Encompass Home Lending LLC ("Encompass") of which the Bank owns 51% of the outstanding membership interests. Encompass offers residential mortgage banking services to customers of certain home builders in the Bank's markets as well as other mortgage customers.

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2025 (the "2024 Form 10-K").

These unaudited consolidated financial statements include the accounts of the Company, the Bank, and Encompass. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, the valuation of other real estate (if any), and the fair value of financial instruments. These financial statements should be read in conjunction with the 2024 Form 10-K. There have been no significant changes to the Company’s significant accounting policies as disclosed in the 2024 Form 10-K.

Newly Issued Not Yet Effective Accounting Standards

Information about certain recently issued accounting standards updates is presented below. Also refer to Note 1 - Accounting Standards Updates in our 2024 Form 10-K for additional information related to previously issued accounting standards updates.

Accounting Standards Update ("ASU") 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), in November 2024, the Financial Accounting Standards Board ("FASB") issued this pronouncement which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance (as further clarified through ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)) is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its consolidated financial statements and accompanying notes.

Recently Adopted Accounting Standards

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index as of March 31, 2025.

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, in June 2022, the FASB issued this pronouncement which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of ASU 2022-03 did not have a significant impact on the Company's financial statements.

ASU 2023-01, Leases (Topic 842): Common Control Arrangements, in March 2023, the FASB issued this pronouncement which require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of ASU 2023-01 did not have a significant impact on the Company's financial statements.

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023, the FASB issued this pronouncement which requires public entities to provide disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker ("CODM") and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements unless it is impracticable. The adoption of ASU 2023-07 did not have a significant impact on the Company's financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, in December 2023, the FASB issued this pronouncement which amends the guidance for income tax disclosures to include certain required disclosures related to tax rate reconciliations, including certain categories of expense requiring disclosure, income taxes paid, including disclosure of taxes paid disaggregated by nation, state, and foreign taxes, and other disclosures for disaggregation of income before income tax expense (or benefit) and income tax expense (or benefit) by domestic and foreign allocation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Company has adopted ASU 2023-09 and does not expect any major impact on reporting.

Other than those previously discussed, there were no other recently issued accounting pronouncements that are expected to materially impact the Company.

Note 2. Loans and Allowance for Credit Losses

Loans — Loans are reported at their outstanding principal balances adjusted for unearned income, deferred fees net of related costs on originated loans, and the allowance for credit losses. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.

For financial reporting purposes, the Company classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with that utilized in the Quarterly Report of Condition and Income filed by the Bank with the Federal Deposit Insurance Corporation (“FDIC”).

The following schedule details the loans of the Company at March 31, 2025 and December 31, 2024:

	(In Thousands)
	March 31, 2025	December 31, 2024

Residential 1-4 family real estate	$1,150,355	$1,133,966
Commercial and multi-family real estate	1,592,487	1,544,340
Construction, land development and farmland	948,673	941,193
Commercial, industrial and agricultural	145,532	144,619
1-4 family equity lines of credit	239,997	235,240
Consumer and other	117,922	106,235
Total loans before net deferred loan fees	4,194,966	4,105,593
Net deferred loan fees	(13,503)	(13,704)
Total loans	4,181,463	4,091,889
Less: Allowance for credit losses	(51,480)	(49,497)
Net loans	$4,129,983	$4,042,392

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

Consumer and other: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short or medium term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV ratios on secured consumer loans, minimum credit scores, and maximum debt to income ratios. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on specific indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

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

The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default model with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment. Management leverages economic projections from reputable and independent third parties to inform and provide its reasonable and supportable economic forecasts. The Company’s model reverts to a straight line basis for purposes of estimating cash flows beyond a period deemed reasonable and supportable. The Company forecasts probability of default and loss given default based on economic forecast scenarios over a six quarter time period before reverting to a straight line basis based on absolute historical quarterly changes in the economic variables utilized. The duration of the forecast horizon, the period over which forecasts revert to a straight line basis, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL. Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which a loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows expected to be collected. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible.

For segments where the discounted cash flow methodology is not used, a remaining life methodology is utilized. The remaining life method uses an average annual charge-off rate applied to the contractual term, further adjusted for estimated prepayments to determine the unadjusted historical charge-off rate for the remaining balance of assets.

The estimated credit losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements or management's assessment of portfolio risk. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon the following:

1.
Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
2.
Changes in regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
3.
Changes in the nature and volume of the portfolio and in the terms of loans.
4.
Changes in the experience, ability, and depth of lending management and other relevant staff.
5.
Changes in the volume and severity of past-due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.
6.
Changes in the value of underlying collateral.
7.
The existence and effect of concentrations of credit, and changes in the level of such concentrations.
8.
Additional segment specific risks when aggregated portfolio's were required for reliable quantitative assessments.

The qualitative allowance allocation, as determined by the processes noted above, is applied to loan segments based on the assessment of these various qualitative factors.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $500,000 which have experienced significant credit deterioration and deemed to be collateral dependent. Such loans are evaluated for credit losses based on the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, the Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected.

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

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, deferred loan fees and costs, and premiums and discounts when applicable.

While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The ACL process is continually reviewed and updated as needed based on quarterly reviews, new data, and/or calculation improvements with material impacts disclosed as appropriate.

Loans are charged off when management believes that the full collectability of the loan is unlikely. As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Transactions in the allowance for credit losses for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2025
Allowance for credit losses - loans:
Beginning balance January 1,	$9,708	20,203	14,663	1,702	1,890	1,331	49,497
Provision for credit losses	2,425	(3,996)	2,413	1,555	(681)	517	2,233
Charge-offs	—	—	—	(57)	—	(325)	(382)
Recoveries	8	—	3	—	—	121	132
Ending balance	$12,141	16,207	17,079	3,200	1,209	1,644	51,480

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2024
Allowance for credit losses - loans:
Beginning balance January 1,	$8,765	17,422	14,027	1,533	1,809	1,292	44,848
Provision	(122)	575	(674)	(53)	14	260	—
Charge-offs	—	—	—	(6)	—	(288)	(294)
Recoveries	18	—	3	5	—	162	188
Ending balance	$8,661	17,997	13,356	1,479	1,823	1,426	44,742

The following table presents the amortized cost basis of collateral dependent loans at March 31, 2025 and December 31, 2024 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
March 31, 2025
Residential 1-4 family real estate	$2,089	—	2,089
Commercial and multi-family real estate	6,063	—	6,063
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$8,152	—	8,152

	In Thousands
	Real Estate	Other	Total
December 31, 2024
Residential 1-4 family real estate	$1,485	—	1,485
Commercial and multi-family real estate	31,273	—	31,273
Construction, land development and farmland	2,521	—	2,521
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	2,009	—	2,009
Consumer and other	—	—	—
	$37,288	—	37,288

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

The following tables present the Company’s nonaccrual loans and past due loans as of March 31, 2025 and December 31, 2024.

Loans on Nonaccrual Status

	In Thousands
	March 31,	December 31,
	2025	2024
Residential 1-4 family real estate	$2,320	$452
Commercial and multi-family real estate	2,057	3,616
Construction, land development and farmland	135	—
Commercial, industrial and agricultural	—	—
1-4 family equity lines of credit	—	750
Consumer and other	—	—
Total	$4,512	$4,818

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual or Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment in Loans Greater Than 89 Days Past Due and Accruing
March 31, 2025
Residential 1-4 family real estate	$7,205	2,543	2,632	12,380	1,137,975	1,150,355	$312
Commercial and multi-family real estate	41	432	2,057	2,530	1,589,957	1,592,487	—
Construction, land development and farmland	19,916	68	135	20,119	928,554	948,673	—
Commercial, industrial and agricultural	69	158	79	306	145,226	145,532	79
1-4 family equity lines of credit	879	86	—	965	239,032	239,997	—
Consumer and other	443	82	71	596	117,326	117,922	71
Total	$28,553	3,369	4,974	36,896	4,158,070	4,194,966	$462
December 31, 2024
Residential 1-4 family real estate	$5,854	1,462	766	8,082	1,125,884	1,133,966	$314
Commercial and multi-family real estate	—	2	3,616	3,618	1,540,722	1,544,340	—
Construction, land development and farmland	742	—	162	904	940,289	941,193	162
Commercial, industrial and agricultural	184	562	113	859	143,760	144,619	113
1-4 family equity lines of credit	960	581	840	2,381	232,859	235,240	90
Consumer and other	568	137	52	757	105,478	106,235	52
Total	$8,308	2,744	5,549	16,601	4,088,992	4,105,593	$731

Loan Modifications to Borrowers Experiencing Financial Difficulty

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

The following tables present the amortized cost basis of loans at March 31, 2025 and March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 or three months ended March 31, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended March 31, 2025
Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	—%
Commercial and multi-family real estate	—	—	4,006	—	—	—	0.25%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	103	—	—	—	0.07%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$4,109	$—	$—	$—	0.10%

As of March 31, 2025, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended March 31, 2024
Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	—%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$—	$—	$—	$—	—%

As evidenced above, no such loans were modified during the three months ended March 31, 2024.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified within the last twelve months as of March 31, 2025:

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
March 31, 2025
Residential 1-4 family real estate	$406	$950	$—	$535	$1,891
Commercial and multi-family real estate	—	—	—	27,612	27,612
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	103	103
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$406	$950	$—	$28,250	$29,606

The following table presents the performance of such loans that had been modified within the last twelve months as of March 31, 2024:

In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
March 31, 2024
Residential 1-4 family real estate	$—	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

As evidenced above, there were no loans that were modified within the twelve months prior to March 31, 2024.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	—%	—	—	$—	—%	—	—
Commercial and multi-family real estate	—	—	6	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	19	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	—%	16	—	$—	—%	—	—

There were no loan modifications with financial effect during the three months ended March 31, 2024.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$406	$950	$—	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$406	$950	$—	$—	$—	$—	$—

There were no loans that had been modified in the twelve months prior to March 31, 2024.

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the allowance for credit losses is adjusted by the same amount.

As of March 31, 2025 and December 31, 2024 the Bank had $1,716,000 and $1,073,000 in consumer mortgage loans in process of foreclosure, respectively.

Potential problem loans, which include nonperforming loans, amounted to approximately $52.2 million at March 31, 2025 and $48.0 million at December 31, 2024. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of March 31, 2025:

	In Thousands

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
March 31, 2025
Residential 1-4 family real estate
Pass	$58,407	268,114	135,953	265,203	216,516	185,527	7,073	1,136,793
Special mention	—	1,256	2,018	2,733	410	4,010	30	10,457
Substandard	—	950	—	1,153	169	432	401	3,105
Total Residential 1-4 family real estate	$58,407	270,320	137,971	269,089	217,095	189,969	7,504	1,150,355
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$21,218	288,150	143,927	308,586	362,080	377,692	60,724	1,562,377
Special mention	—	—	—	23,228	—	800	—	24,028
Substandard	—	—	2,058	—	—	4,024	—	6,082
Total Commercial and multi-family real estate	$21,218	288,150	145,985	331,814	362,080	382,516	60,724	1,592,487
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$50,577	321,407	141,800	138,662	37,934	25,688	228,726	944,794
Special mention	—	605	255	184	118	43	2,514	3,719
Substandard	—	25	—	135	—	—	—	160
Total Construction, land development and farmland	$50,577	322,037	142,055	138,981	38,052	25,731	231,240	948,673
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$11,343	26,375	11,716	28,126	3,743	29,248	34,388	144,939
Special mention	103	85	260	—	9	—	106	563
Substandard	—	—	2	17	—	11	—	30
Total Commercial, industrial and agricultural	$11,446	26,460	11,978	28,143	3,752	29,259	34,494	145,532
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	57	—	—	—	—	57
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	236,246	236,246
Special mention	—	—	—	—	—	—	3,677	3,677
Substandard	—	—	—	—	—	—	74	74
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	239,997	239,997
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$20,661	23,780	14,340	6,261	2,004	20,787	29,749	117,582
Special mention	—	13	54	86	22	35	—	210
Substandard	—	8	98	17	7	—	—	130
Total Consumer and other	$20,661	23,801	14,492	6,364	2,033	20,822	29,749	117,922
Consumer and other:
Current-period gross charge-offs	$—	10	58	32	—	—	225	325

The table below presents loan balances classified within each risk rating category based on year of origination as of March 31, 2025:

	In Thousands
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
March 31, 2025
Pass	$162,206	927,826	447,736	746,838	622,277	638,942	596,906	4,142,731
Special mention	103	1,959	2,587	26,231	559	4,888	6,327	42,654
Substandard	—	983	2,158	1,322	176	4,467	475	9,581
Total	$162,309	930,768	452,481	774,391	623,012	648,297	603,708	4,194,966

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of December 31, 2024:

	In Thousands
							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024
Residential 1-4 family real estate:
Pass	$281,651	136,736	278,556	220,533	76,275	118,960	12,941	1,125,652
Special mention	950	1,817	1,607	196	—	2,528	401	7,499
Substandard	—	—	—	376	—	365	74	815
Total Residential 1-4 family real estate	$282,601	138,553	280,163	221,105	76,275	121,853	13,416	1,133,966
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	24	—	24
Commercial and multi-family real estate:
Pass	$285,939	119,202	311,740	347,484	130,226	255,968	61,885	1,512,444
Special mention	—	3,615	23,228	—	705	4,275	—	31,823
Substandard	—	—	—	—	—	73	—	73
Total Commercial and multi-family real estate	$285,939	122,817	334,968	347,484	130,931	260,316	61,885	1,544,340
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland:
Pass	$283,747	199,987	153,429	58,913	13,992	12,486	215,394	937,948
Special mention	27	256	135	120	—	45	2,533	3,116
Substandard	—	—	129	—	—	—	—	—
Total Construction, land development and farmland	$283,774	200,243	153,693	59,033	13,992	12,531	217,927	941,193
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural:
Pass	$26,697	12,781	29,634	4,071	9,610	22,762	38,586	144,141
Special mention	147	131	73	10	—	—	106	467
Substandard	—	—	—	—	11	—	—	11
Total Commercial, industrial and agricultural	$26,844	12,912	29,707	4,081	9,621	22,762	38,692	144,619
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	30	4	—	—	8	42
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	231,480	231,480
Special mention	—	—	—	—	—	—	2,754	2,754
Substandard	—	—	—	—	—	—	1,006	1,006
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	235,240	235,240
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other:
Pass	$28,133	16,632	7,509	2,525	12,316	9,204	29,604	105,923
Special mention	3	62	104	27	29	14	1	240
Substandard	6	21	37	8	—	—	—	72
Total Consumer and other	$28,142	16,715	7,650	2,560	12,345	9,218	29,605	106,235
Consumer and other:
Current-period gross charge-offs	$24	147	141	10	—	—	634	956

The table below presents loan balances classified within each risk rating category based on year of origination as of December 31, 2024:

	In Thousands
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024
Pass	$906,167	$485,338	$780,868	$633,526	$242,419	$419,380	$589,890	4,057,588
Special mention	1,127	5,881	25,147	353	734	6,862	5,795	45,899
Substandard	6	21	166	384	11	438	1,080	2,106
Total	$907,300	491,240	806,181	634,263	243,164	426,680	596,765	4,105,593

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,934	—	316	4,618
U.S. Government-sponsored enterprises (GSEs)	176,088	133	17,634	158,587
Mortgage-backed securities	519,739	690	56,591	463,838
Asset-backed securities	50,289	110	344	50,055
Corporate bonds	2,500	—	104	2,396
Obligations of states and political subdivisions	180,358	—	27,306	153,052
	$933,908	933	102,295	832,546

	December 31, 2024
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,927	—	389	4,538
U.S. Government-sponsored enterprises (GSEs)	183,912	8	21,947	161,973
Mortgage-backed securities	520,729	55	66,588	454,196
Asset-backed securities	51,110	108	401	50,817
Corporate bonds	2,500	—	104	2,396
Obligations of states and political subdivisions	184,163	—	30,190	153,973
	$947,341	171	119,619	827,893

As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $138,293,000 (fair value of $121,087,000) and $146,369,000 (fair value of $126,426,000) at March 31, 2025 and December 31, 2024, respectively.

Securities carried on the balance sheet of approximately $610,310,000 (approximate market value of $539,520,000) and $581,017,000 (approximate market value of $499,585,000) were pledged to secure public deposits and for other purposes as required by law at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at March 31, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$5,772	$5,617
Due after one year through five years	109,163	99,757
Due after five years through ten years	280,269	250,404
Due after ten years	538,704	476,768
	$933,908	$832,546

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2025	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,618	$316	2	$4,618	$316
U.S. Government-sponsored enterprises (GSEs)	2,644	31	2	144,192	17,603	63	146,836	17,634
Mortgage-backed securities	47,788	715	12	340,922	55,876	212	388,710	56,591
Asset-backed securities	18,462	94	7	17,021	250	7	35,483	344
Corporate bonds	—	—	—	2,396	104	1	2,396	104
Obligations of states and political subdivisions	4,940	260	3	148,112	27,046	161	153,052	27,306
	$73,834	$1,100	24	$657,261	$101,195	446	$731,095	$102,295

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2024	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,538	$389	2	$4,538	$389
U.S. Government-sponsored enterprises (GSEs)	12,226	258	3	147,828	21,689	67	160,054	21,947
Mortgage-backed securities	90,776	2,043	24	348,035	64,545	216	438,811	66,588
Asset-backed securities	14,103	75	5	17,170	326	7	31,273	401
Corporate bonds	—	—	—	2,396	104	1	2,396	104
Obligations of states and political subdivisions	5,108	77	3	148,865	30,113	168	153,973	30,190
	$122,213	$2,453	35	$668,832	$117,166	461	$791,045	$119,619

The applicable date for determining when securities are in an unrealized loss position is March 31, 2025 and December 31, 2024. As such, it is possible that a security had a market value less than its amortized cost on other days during the three months ended March 31, 2025 and the twelve-month period ended December 31, 2024, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2025 and December 31, 2024, the Company had unrealized losses of $102.3 million and $119.6 million on $731.1 million and $791.0 million, respectively, of securities in an unrealized loss position at those dates. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2024 Form 10-K, for any security classified as available-for-sale that is in an unrealized loss position at the balance sheet date, the

Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at March 31, 2025, and it is not more-likely-than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and average credit rating. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an allowance for credit losses. The unrealized losses associated with securities at March 31, 2025 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2025. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At March 31, 2025, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is primarily attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery, the Company has determined no allowance for credit losses is necessary at March 31, 2025.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $10.8 million which had unrealized losses of approximately $1.3 million at March 31, 2025. These non-agency mortgage-backed securities were rated AAA at March 31, 2025. The Company monitors to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

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

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $50.1 million which had unrealized losses of approximately $0.3 million at March 31, 2025. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

Corporate Bonds

The Company's lone corporate debt security with a fair value of $2.4 million had an unrealized loss of approximately $0.1 million at March 31, 2025. The Company monitors this security to ensure it has adequate credit support and does not have the intent to sell this security and it is not more-likely-than-not that it will be required to sell the security before its anticipated recovery. The issuer continues to make timely principal and interest payments on the bond.

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three months ended March 31, 2025 and 2024. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	Three Months Ended
	March 31, 2025	March 31, 2024
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$236	381
Net increase to income before taxes	$236	381

The above effects are presented within the change in other assets line in the operating activities section of the Company's consolidated statements of cash flows.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At March 31, 2025 and December 31, 2024, the Company had approximately $6,445,000 and $1,680,000, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $160,000 and $34,000 at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the Company had approximately $7,000,000 and $3,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative liability of $15,000 and derivative asset of $27,000 at March 31, 2025 and December 31, 2024, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	March 31, 2025	March 31, 2024
Interest rate contracts for customers	$126	26
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(42)	(1)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of March 31, 2025 and December 31, 2024 (in thousands):

	In Thousands
	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$6,445	160	1,680	34
Forward contracts related to mortgage loans held-for-sale	$7,000	(15)	3,250	27

Note 5. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. Mortgage servicing rights are recognized on the balance sheet within other assets. The principal balances of these loans as of March 31, 2025 and December 31, 2024 are as follows:

	In Thousands
	March 31, 2025	December 31, 2024
Mortgage loan portfolios serviced for:
FHLMC	$119,629	$114,771

For the three months ended March 31, 2025 and 2024, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	March 31, 2025	March 31, 2024
Balance at beginning of period	$1,139	$1,083
Servicing rights retained from loans sold	82	—
Amortization	(74)	(60)
Valuation Allowance Provision	—	—
Balance at end of period	$1,147	$1,023
Fair value, end of period	$1,614	$1,437

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Prepayment speed	9.34%	8.08%
Weighted-average life (in years)	7.81	8.42
Weighted-average note rate	5.20%	5.11%
Weighted-average discount rate	9.00%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be granted in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be granted under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of March 31, 2025, the Company had outstanding 1,300 options under the 2009 Stock Option Plan with a weighted average exercise price of $36.50.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards can be granted in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2025, the Company had 166,612 shares remaining available for issuance under the 2016 Equity Incentive Plan. As of March 31, 2025, the Company had outstanding 188,513 options with a weighted average exercise price of $57.97, 133,977 cash-settled stock appreciation rights with a weighted average exercise price of $55.46, 153 restricted share awards, 22,114 restricted share unit awards, and 369 performance share unit awards under the 2016 Equity Incentive Plan.

During the second quarter of 2025, the Company's shareholders approved the Wilson Bank Holding Company 2025 Equity Incentive Plan (the "2025 Equity Incentive Plan"), which initially authorized awards of up to 675,000 which included 508,388 newly reserved shares and shares of Common Stock initially reserved for issuance under the Company’s 2016 Equity Incentive Plan that remained available for issuance under the 2016 Equity Incentive Plan as of April 24, 2025, the 2025 Equity Incentive Plan's effective date. The 2025 Equity Incentive Plan was approved by the Board of Directors and on April 24, 2025 it was approved by the Company’s shareholders. In addition to the 675,000 shares reserved for issuance under the 2025 Equity Incentive Plan, if any of the awards under the 2016 Equity Incentive Plan that were outstanding as of February 28, 2025 after that date terminate, expire unexercised, are settled for cash, forfeited or cancelled without delivery of shares of the Company’s Common Stock under the terms of the 2016 Plan, the Company may issue awards with respect to those awards under the 2025 Equity Incentive Plan. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards.

Stock Options

As of March 31, 2025, the Company had outstanding 189,813 stock options with a weighted average exercise price of $57.82.

The following table summarizes information about stock options activity for the three months ended March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	193,395	$57.66	214,974	$57.08
Granted	—	—	850	71.50
Exercised	(3,065)	50.49	(2,719)	52.91
Forfeited or expired	(517)	38.20	(133)	35.81
Outstanding at end of period	189,813	$57.82	212,972	$57.21
Options exercisable at March 31	127,401	$55.50	108,799	$52.49

As of March 31, 2025, there was $1,015,000 of total unrecognized cost related to non-vested stock options granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 1.88 years.

Stock Appreciation Rights

As of March 31, 2025, the Company had outstanding 133,977 cash-settled stock appreciation rights with a weighted average exercise price of $55.46.

The following table summarizes information about cash-settled SARS activity for the three months ended March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SARs outstanding at beginning of period	142,785	$55.03	157,020	$54.88
Granted	—	—	817	71.50
Exercised	(8,808)	48.52	(430)	56.45
Forfeited or expired	—	—	(2,000)	62.10
Outstanding at end of period	133,977	$55.46	155,407	$54.87
SARS exercisable at March 31	102,791	$53.23	102,747	$51.01

As of March 31, 2025, there was $707,000 of total unrecognized cost related to non-vested SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 1.77 years.

Time-based Vesting Restricted Shares and Restricted Share Units

A summary of restricted share awards activity for the three months ended March 31, 2025 and 2024 is as follows:

	March 31, 2025		March 31, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	153	$66.70	301	$66.70
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2025	153	$66.70	301	$66.70

A summary of restricted share unit awards activity for the three months ended March 31, 2025 and 2024 is as follows:

	March 31, 2025		March 31, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	24,482	$70.44	14,458	$69.00
Granted	—	—	12,207	71.50
Vested	(2,368)	71.50	—	—
Forfeited	—	—	(833)	69.00
Outstanding at March 31, 2025	22,114	$70.33	25,832	$70.18

The restricted shares and restricted share units vest over various time periods. As of March 31, 2025, there was $7,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 0.64 years. As of March 31, 2025, there was $1,199,000 of total unrecognized compensation cost related to non-vested restricted share units. The cost is expected to be expensed over a weighted-average period of 3.40 years.

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

A summary of the PSUs activity for the three months ended March 31, 2025 and 2024 is as follows:

	March 31, 2025		March 31, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	738	$67.85	1,107	$67.85
Granted	—	—	—	—
Vested	(369)	67.85	(369)	67.85
Forfeited	—	—	—	—
Outstanding at March 31, 2025	369	$67.85	738	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	369

As of March 31, 2025, there was $20,000 of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be expensed over a weighted-average period of 0.84 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2025, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2025
Total capital to risk weighted assets:
Consolidated	$630,062	14.6%	$344,630	8.0%	$430,788	10.0%
Wilson Bank	628,093	14.6	344,503	8.0	430,628	10.0
Tier 1 capital to risk weighted assets:
Consolidated	576,420	13.4	258,473	6.0	258,473	6.0
Wilson Bank	574,451	13.3	258,378	6.0	344,504	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	576,212	13.4	193,854	4.5	N/A	N/A
Wilson Bank	574,243	13.3	193,783	4.5	279,908	6.5
Tier 1 capital to average assets:
Consolidated	576,420	10.5	220,540	4.0	N/A	N/A
Wilson Bank	574,451	10.4	220,461	4.0	275,577	5.0

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Total capital to risk weighted assets:
Consolidated	$615,180	14.5%	$338,916	8.0%	$423,646	10.0%
Wilson Bank	609,568	14.4	338,788	8.0	423,485	10.0
Tier 1 capital to risk weighted assets:
Consolidated	563,128	13.3	254,188	6.0	254,188	6.0
Wilson Bank	557,516	13.2	254,090	6.0	338,787	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	562,925	13.3	190,641	4.5	N/A	N/A
Wilson Bank	557,313	13.2	190,568	4.5	275,264	6.5
Tier 1 capital to average assets:
Consolidated	563,128	10.4	216,949	4.0	N/A	N/A
Wilson Bank	557,516	10.3	216,873	4.0	271,092	5.0

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

Note 8. Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price,

(i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date), not the entry price (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date). The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

The following tables present the financial instruments carried at fair value as of March 31, 2025 and December 31, 2024, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2025
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,618	$4,618	$—	$—
U.S. Government sponsored enterprises	158,587	—	158,587	—
Mortgage-backed securities	463,838	—	463,838	—
Asset-backed securities	50,055	—	50,055	—
Corporate bonds	2,396	—	2,396	—
State and municipal securities	153,052	—	153,052	—
Total investment securities available-for-sale	832,546	4,618	827,928	—
Mortgage loans held for sale	2,691	—	2,691	—
Derivative instruments	160	—	160	—
Other investments	2,207	—	—	2,207
Total assets	$837,604	$4,618	$830,779	$2,207

Derivative instruments	15	—	15	—
Total liabilities	$15	$—	$15	$—

December 31, 2024
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,538	$4,538	$—	$—
U.S. Government sponsored enterprises	161,973	—	161,973	—
Mortgage-backed securities	454,196	—	454,196	—
Asset-backed securities	50,817	—	50,817	—
Corporate bonds	2,396	—	2,396	—
State and municipal securities	153,973	—	153,973	—
Total investment securities available-for-sale	827,893	4,538	823,355	—
Mortgage loans held for sale	2,529	—	2,529	—
Derivative instruments	61	—	61	—
Other investments	2,191	—	—	2,191
Total assets	$832,674	$4,538	$825,945	$2,191

Derivative instruments	—	—	—	—
Total liabilities	$—	$—	$—	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2025
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	7,769	—	—	7,769
Total	$7,769	—	—	7,769
December 31, 2024
Other real estate owned	$—	—	—	—
Collateral dependent loans (¹)	37,045	—	—	37,045
Total	$37,045	—	—	37,045

(1)
The carrying value of collateral dependent loans at March 31, 2025 and December 31, 2024 is net of a valuation allowance of $416,000 and $408,000, respectively.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2025 and December 31, 2024:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2025, there were no transfers between Levels 1, 2 or 3.

The tables below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2025 and 2024 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2025		2024
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,191	—	$2,045	—
Total realized gains included in income	16	—	35	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$2,207	—	$2,080	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$16	—	$35	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2025 and December 31, 2024. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value(¹)	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Financial assets:
Cash and cash equivalents	$322,644	322,644	322,644	—	—
Loans, net	4,129,983	4,029,679	—	—	4,029,679
Mortgage servicing rights	1,147	1,614	—	1,614	—
Financial liabilities:
Deposits	4,960,984	4,437,114	—	—	4,437,114

December 31, 2024
Financial assets:
Cash and cash equivalents	$247,589	247,589	247,589	—	—
Loans, net	4,042,392	3,986,187	—	—	3,986,187
Mortgage servicing rights	1,139	1,654	—	1,654	—
Financial liabilities:
Deposits	4,830,034	4,253,072	—	—	4,253,072

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2025, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2025.

The Company's effective tax rate for the three months ended March 31, 2025 was 24.01% compared to 23.32% for the same period in 2024. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2025 and 2024 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the three months ended March 31, 2025, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2021 through 2024 and the IRS for the years ended December 31, 2022 through 2024.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$16,392	$12,768
Denominator – Weighted average number of common shares outstanding	11,962,782	11,752,067
Basic earnings per common share	$1.37	$1.09
Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$16,392	$12,768
Denominator – Weighted average number of common shares outstanding	11,962,782	11,752,067
Dilutive effect of stock options, RSUs and PSUs	37,329	29,617
Weighted average diluted common shares outstanding	12,000,111	11,781,684
Diluted earnings per common share	$1.37	$1.08

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2025 is as follows:

Commitments to extend credit	$1,161,749,000
Standby letters of credit	$122,045,000

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment.

Estimating credit losses on amounts expected to be funded uses the same ending rates as described for loans in Note 2 - Loans and Allowance for Credit Losses as if such commitments were funded.

Off-balance-sheet credit exposures are recognized on the balance sheet within accrued interest and other liabilities. The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended March 31, 2025 and 2024.

	(In Thousands)
	2025	2024
Beginning balance, January 1	$2,555	3,147
Credit loss expense (benefit)	(393)	—
Ending balance, March 31	$2,162	3,147

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

On November 12, 2024, Wilson Bank entered in a purchase and assumption agreement pursuant to which it agreed to acquire certain assets, including certain loans, and assume certain liabilities, including certain deposits, of a branch office in Cookeville, Tennessee that was then being operated by another bank. This transaction was consummated on April 25, 2025. Total assets acquired were approximately $15.9 million, inclusive of approximately $14.1 million in loans, while liabilities assumed were approximately $25.4 million, inclusive of $25.3 million in deposits. The acquisition is not expected to significantly impact the Bank's operations.

In March 2025, the Bank converted it's Chattanooga loan production office to a full service branch, and in connection therewith it entered into a lease for the location for the new full service branch. The costs associated with this expansion, including lease expenses, are not expected to be significant.

Note 12. Segment Information

The Bank is a full-service bank operating throughout middle Tennessee which conducts business as a single operating segment, banking. The Bank offers a wide range of banking services, including checking, savings and money market deposit accounts, certificates of deposit, loans for consumer, commercial and real estate purposes, and investment advisory services through a third-party registered broker-dealer investment adviser. Management views the product offerings as an integrated banking service which is the basis for identifying the single banking segment. Substantially all revenues are derived from the Company's geographical area identified in Note 1, Summary of Significant Accounting Policies of this Quarterly Report on Form 10-Q. The accounting policies of the banking segment are the same as those described in Note 1 of our 2024 Form 10-K.

The Company’s CODM is made up of the Chief Executive Officer, Chief Financial Officer, President, Chief Administration Officer, Chief Credit Officer, Chief Risk Officer, Chief Operating Officer, Chief Experience Officer, and Chief Information Officer. The key measure of banking segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net earnings, as reported on the Company's Consolidated Statements of Earnings. The measure of banking segment assets is reported on the Company’s Consolidated Balance Sheets as total assets.

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

The following table reflects consolidated financial data of the Company’s reportable segment for the three months ended March 31, 2025 and 2024:

	Banking Segment
	Dollars In Thousands
	Three Months Ended
	March 31,
	2025	2024
Interest income	$76,502	64,942
Reconciliation of revenue
Other revenues	8,097	7,218
Total consolidated revenues	$84,599	72,160
Less:
Interest expense	31,923	29,381
Segment net interest income and noninterest income	$52,676	42,779
Less:
Provision for credit losses - loans	2,233	—
Provision for credit losses - off-balance sheet exposures	(393)	—
Salaries and employee benefits	17,872	16,545
Data processing expense	2,593	2,352
Occupancy expenses, net	1,459	1,284
Advertising & public relations expense	797	749
Furniture and equipment expense	763	746
FDIC insurance	1,131	907
Other segment items (a)	4,643	3,530
Income tax expense	5,181	3,887
Segment net earnings/consolidated net earnings	$16,397	12,779
Net loss (gain) attributable to noncontrolling interest	(5)	(11)
Net earnings attributable to Wilson Bank Holding Company	$16,392	12,768

	Banking Segment
	Dollars in Thousands
	Three Months Ended
	March 31,
	2025	2024
Reconciliation of net earnings
Net earnings for reportable segment	$16,392	12,768
Other earnings	—	—
Net earnings attributable to Wilson Bank Holding Company	$16,392	12,768

	Banking Segment
	Dollars in Thousands
	March 31, 2025	December 31, 2024
Reconciliation of assets
Total assets for reportable segment	$5,531,468	5,358,659
Other assets	—	—
Total consolidated assets	$5,531,468	5,358,659

(a) Other segment items includes equity-based compensation, accounting, legal & consulting expenses, directors' fees, fees and licenses, telephone expenses, franchise tax, and other overhead expenses.

Note 13. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after March 31, 2025, through the date of the issued financial statements.

During the second quarter of 2025, the Company's shareholders approved the Wilson Bank Holding Company 2025 Equity Incentive Plan (the "2025 Equity Incentive Plan"), which initially authorized awards of up to 675,000 which included 508,388 newly reserved shares and shares of Common Stock initially reserved for issuance under the Company’s 2016 Equity Incentive Plan that remained available for issuance under the 2016 Equity Incentive Plan as of April 24, 2025, the 2025 Equity Incentive Plan's effective date. The 2025 Equity Incentive Plan was approved by the Board of Directors and on April 24, 2025 it was approved by the Company’s shareholders. In addition to the 675,000 shares reserved for issuance under the 2025 Equity Incentive Plan, if any of the awards under the 2016 Equity Incentive Plan that were outstanding as of February 28, 2025 after that date terminate, expire unexercised, are settled for cash, forfeited or cancelled without delivery of shares of the Company’s Common Stock under the terms of the 2016 Plan, the Company may issue awards with respect to those awards under the 2025 Equity Incentive Plan. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards.

On November 12, 2024, Wilson Bank entered in a purchase and assumption agreement pursuant to which it agreed to acquire certain assets, including certain loans, and assume certain liabilities, including certain deposits, of a branch office in Cookeville, Tennessee that was then being operated by another bank. This transaction was consummated on April 25, 2025. Total assets acquired were approximately $15.9 million, inclusive of approximately $14.1 million in loans, while liabilities assumed were approximately $25.4 million, inclusive of $25.3 million in deposits. The acquisition is not expected to significantly impact the Bank's operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of Wilson Bank Holding Company (the "Company", "our" or "we") and its bank subsidiary, Wilson Bank & Trust (the "Bank") and Encompass Home Lending LLC ("Encompass"), a company offering mortgage banking services that is 51% owned by the Bank and 49% owned by two home builders operating in the Bank's market areas. The results of Encompass are consolidated in the Company's financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2025 (the "2024 Form 10-K") for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the 2024 Form 10-K, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of U.S. and global economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability, (iv) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (v) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions, political uncertainty, inflationary pressures and the elevated rate environment, supply chain disruptions and labor shortages on our customers and on their businesses, (vi) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, (vii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (viii) the ability to grow and retain low-cost core deposits, (ix) significant downturns in the business of one or more large customers, (x) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xi) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (xii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xiii) an inadequate allowance for credit losses, (xiv) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xv) results of regulatory examinations, (xvi) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xvii) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xviii) loss of key personnel, (xix) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, and (xx) the impact of changes in corporate tax rates. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. The ACL process is continually reviewed and updated as needed based on quarterly reviews, new data, and/or calculation improvements with material impacts disclosed as appropriate. For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies and Note 2 - Loans and Allowance for Credit Losses in the notes to consolidated financial statements contained elsewhere in this Quarterly Report.

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

Selected Financial Information

The executive management and Board of Directors of the Company evaluate key performance indicators ("KPIs") on a continuing basis. These KPIs serve as benchmarks of Company performance and are used in making strategic decisions and, in some cases, are utilized for purposes of setting performance targets for our executive officers' incentive-based cash compensation. The following table represents KPIs that management has determined to be important in making decisions for the Bank:

	As of or For the Three Months Ended March 31,
	2025	2024	2025 - 2024 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.37	$1.09	25.69%
Pre-tax pre-provision basic earnings per share (1)	$1.96	$1.42	38.03%
Diluted earnings per common share (GAAP)	$1.37	$1.08	26.85%
Cash dividends per common share	$1.00	$0.75	33.33%
Dividends declared per common share as a percentage of basic earnings per common share	72.99%	68.81%	6.07%

(1)
Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.

	As of or For the Three Months Ended March 31,
	2025	2024	2025 - 2024 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (GAAP) (1)	13.35%	11.91%	12.09%
Pre-tax pre-provision annualized return on average shareholders' equity (2)	19.07%	15.54%	22.72%
Annualized return on average assets (GAAP) (3)	1.23%	1.05%	17.14%
Pre-tax pre-provision annualized return on average assets (2)	1.76%	1.38%	27.54%
Efficiency ratio (GAAP) (4)	55.54%	61.04%	(9.01)%

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
(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	March 31, 2025	December 31, 2024	2025 - 2024 Percent Increase (Decrease)
CONSOLIDATED BALANCE SHEET RATIOS:
Total capital to assets ratio	9.15%	8.95%	2.23%
Equity to assets ratio (Average equity divided by average total assets)	9.21%	9.00%	2.33%
Tier 1 capital to average assets	10.45%	10.38%	0.67%
Non-performing asset ratio	0.09%	0.10%	(10.00)%
Book value per common share	$42.22	$40.39	4.53%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended
	March 31, 2025	March 31, 2024
Pre-tax pre-provision income:
Net income attributable to common shareholders (GAAP)	$16,392	$12,768
Add: provision for credit losses - loans	2,233	—
Add: provision (benefit) for credit losses on off-balance sheet exposures	(393)	—
Add: provision for credit losses - available-for-sale securities	—	—
Add: income tax expense	5,181	3,887
Pre-tax pre-provision income	$23,413	$16,655

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$23,413	$16,655
Weighted average shares	11,962,782	11,752,067

Basic earnings per common share (GAAP)	$1.37	$1.09
Provision for credit losses - loans	$0.19	$—
Provision (benefit) for credit losses on off-balance sheet exposures	$(0.03)	$—
Provision for credit losses - available-for-sale securities	$—	$—
Income tax expense	$0.43	$0.33
Pre-tax pre-provision basic earnings per common share	$1.96	$1.42

Pre-tax pre-provision annualized return on average shareholders' equity:
Pre-tax pre-provision income	$23,413	$16,655
Average total shareholders' equity	$498,046	$431,005

Annualized return on average shareholders' equity (GAAP)	13.35%	11.91%
Provision for credit losses - loans	1.82%	—%
Provision (benefit) for credit losses on off-balance sheet exposures	(0.32)%	—%
Provision for credit losses - available-for-sale securities	—%	—%
Income tax expense	4.22%	3.63%
Pre-tax pre-provision annualized return on average shareholders' equity	19.07%	15.54%
Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$23,413	$16,655
Average assets	$5,405,181	$4,869,151

Annualized return on average assets (GAAP)	1.23%	1.05%
Provision for credit losses - loans	0.17%	—%
Provision (benefit) for credit losses on off-balance sheet exposures	(0.03)%	—%
Provision for credit losses - available-for-sale securities	—%	—%
Income tax expense	0.39%	0.33%
Pre-tax pre-provision annualized return on average assets	1.76%	1.38%

Results of Operations

Net earnings of the Company increased $3,624,000, or 28.38%, to $16,392,000 for the three months ended March 31, 2025, from $12,768,000 in the first quarter of 2024. The increase in net earnings for the first quarter of 2025 compared to the first quarter of 2024 was primarily due to an increase in net interest income and non-interest income, partially offset by increases in non-interest expense and provision for credit losses.

The increase in net interest income for the three months ended March 31, 2025 when compared to the comparable period in 2024 was due to an increase in average interest earning asset balances, an increase in the average yield earned on earning assets, and a decrease in the cost of funds, partially offset by an increase in average interest bearing deposit balances.

The changes in non-interest income and non-interest expenses are discussed in more detail below in the sections of this report titled, "Non-Interest Income" and "Non-Interest Expense". The changes in provision for credit losses is discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets ("ROA") and return on average shareholders' equity ("ROE") are common benchmarks for bank profitability and in the case of the Company are calculated by taking our annualized net earnings for the relevant period and dividing that amount by our average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain employee bonuses. The ROA for the three months ended March 31, 2025 was 1.23%, while the ROA for the three months ended March 31, 2024 was 1.05%. The ROE for the three months ended March 31, 2025 was 13.35%, while the ROE for the three months ended March 31, 2024 was 11.91%. The increases in ROA and ROE in the first quarter of 2025 was primarily due to an increase in net interest income resulting from an increase in earning assets and an increase in non-interest income, partially offset by increases in non-interest expense and provision for credit losses.

On November 12, 2024, Wilson Bank entered in a purchase and assumption agreement pursuant to which it agreed to acquire certain assets, including certain loans, and assume certain liabilities, including certain deposits, of a branch office in Cookeville, Tennessee that was then being operated by another bank. This transaction was consummated on April 25, 2025. Total assets acquired were approximately $15.9 million, inclusive of approximately $14.1 million in loans, while liabilities assumed were approximately $25.4 million, inclusive of $25.3 million in deposits. The acquisition is not expected to significantly impact the Bank's operations.

In March 2025, the Bank converted its Chattanooga loan production office to a full service branch, and in connection therewith it entered into a lease for the location for the new full service branch. The costs associated with this expansion, including lease expenses, are not expected to be significant.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three months ended March 31, 2025 and 2024 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2025			March 31, 2024			March 31, 2025 versus March 31, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,130,848	6.69%	$68,113	$3,599,148	6.31%	$56,417	$8,327	$3,369	$11,696
State income tax credits (2)	—	0.06	643	—	0.07	665	46	(68)	(22)
Total loans, net of unearned interest	4,130,848	6.75	68,756	3,599,148	6.38	57,082	8,373	3,301	11,674
Investment securities—taxable	787,852	2.91	5,659	763,827	2.68	5,088	151	420	571
Investment securities—tax exempt	40,610	2.79	279	66,372	2.61	431	(328)	176	(152)
Taxable equivalent adjustment (3)	—	0.74	74	—	0.70	115	(83)	42	(41)
Total tax-exempt investment securities	40,610	3.53	353	66,372	3.31	546	(411)	218	(193)
Total investment securities	828,462	2.94	6,012	830,199	2.73	5,634	(260)	638	378
Loans held for sale	3,124	4.67	36	3,129	5.27	41	—	(5)	(5)
Federal funds sold	9,804	4.22	102	10,195	5.52	140	(5)	(33)	(38)
Accounts with depository institutions	221,789	4.07	2,225	215,912	5.11	2,743	468	(986)	(518)
Restricted equity securities	3,880	9.20	88	3,436	9.60	82	26	(20)	6
Total earning assets	5,197,907	6.02	77,219	4,662,019	5.67	65,722	8,602	2,895	11,497	17.49%
Cash and due from banks	26,046			25,868
Allowance for credit losses	(49,414)			(44,783)
Bank premises and equipment	61,513			62,227
Other assets	169,129			163,820
Total assets	$5,405,181			$4,869,151

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2025			March 31, 2024			March 31, 2025 versus March 31, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$949,482	0.85%	$1,988	$922,173	0.79%	$1,803	$50	$135	$185
Money market demand accounts	1,350,426	2.53	8,435	1,164,392	2.64	7,629	2,561	(1,755)	806
Time deposits	1,825,118	4.45	20,009	1,602,019	4.66	18,572	6,279	(4,842)	1,437
Other savings	349,999	1.69	1,457	324,876	1.69	1,361	106	(10)	96
Total interest-bearing deposits	4,475,025	2.89	31,889	4,013,460	2.94	29,365	8,996	(6,472)	2,524
Federal Home Loan Bank advances	13	—	—	—	—	—	—	—	—
Finance leases	3,527	3.79	33	2,246	2.86	16	11	6	17
Fed funds purchased	41	7.14	1	—	—	—	1	—	1
Total interest-bearing liabilities	4,478,606	2.89	31,923	4,015,706	2.94	29,381	9,008	(6,466)	2,542	8.65%
Non-interest bearing deposits	386,918			378,065
Other liabilities	41,611			44,375
Shareholders’ equity	498,046			431,005
Total liabilities and shareholders’ equity	$5,405,181			$4,869,151
Net interest income, on a tax equivalent basis			$45,296			$36,341	$(406)	$9,361	$8,955	24.64%
Net interest margin (4)		3.53%			3.14%
Net interest spread (5)		3.13%			2.73%

Notes:

(1)
Loan fees of $3.6 million are included in interest income for the period ended March 31, 2025. Loan fees of $2.6 million are included in interest income for the period ended March 31, 2024.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025		2024
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	64,539	6.34%	53,825	6.02%
Origination and other fee income	3,574	0.35%	2,592	0.29%
Loan state income tax credits	643	0.06%	665	0.07%
Total	$68,756	6.75%	$57,082	6.38%

Net interest margin for the three months ended March 31, 2025 and 2024 was 3.53% and 3.14%, respectively. The increase in net interest margin for the first quarter of 2025 was primarily due to the increase in average interest earning asset balances and an increase in the yield earned on loans and a decrease in cost of funds. The yield on loans increased during the three months ended March 31, 2025 when compared to the comparable period in 2024 due to the origination of loans at a higher rate than the previous portfolio rate. The net interest spread was 3.13% and 2.73% for the three months ended March 31, 2025 and 2024, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended March 31, 2025 totaled $44,579,000. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended March 31, 2024 totaled $35,561,000.

The increase in net interest income for the three months ended March 31, 2025 compared to the comparable period in 2024 was primarily due to an increase in the volume of average interest-earning assets, which along with an increase in the average yield on loans, contributed to an increase in interest, and an increase in interest and dividends earned on securities, partially offset by an increase in interest expense resulting from an increase in the volume of average interest bearing deposits. The increase in origination and other fee income also contributed to the increase in net interest income between the two periods.

The ratio of average interest-earning assets to total average assets for the three months ended March 31, 2025 was 96.2%, compared to 95.7% for the three months ended March 31, 2024.

Interest expense increased in the three months ended March 31, 2025 when compared to the comparable period in 2024 due to an increase in the volume of average interest-bearing deposits. As the 100 basis points in rate cuts by the Federal Reserve between September 18, 2024 and December 18, 2024 took effect, we began lowering interest rates on some of our deposit products. Though we have been able to lower the rates we pay on deposits as the Federal Reserve began cutting rates, if competitive pressures increase, the Federal Reserve does not cut the federal funds rate any further or loan growth outpaces deposit growth, we may have to once again raise the rates we pay on deposits which would negatively impact our net interest margin. Even if rates remain at current levels or the Federal Reserve begins to cut rates again, we expect interest expense to continue to increase due to an increase in overall deposit balances.

The direction and speed with which short-term interest rates move has an impact on our net interest income. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate has decreased by 100 basis points since September 18, 2024 as the Federal Reserve cut the target rate for the federal funds rate by 100 basis points between September 18, 2024 and December 18, 2024. The Company believes that short-term interest rates will remain at or near their current levels throughout 2025, and in such rate environment, expansion of the Company's net interest margin will be dependent upon, in part, whether the Company is forced to maintain deposit rates at their current levels or further increase them for the reasons noted above. However, if short-term interest rates decline further the Company's net interest margin and earnings could be negatively impacted if the yields on loans decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits or competitive pressures in our markets limiting our ability to reduce the rates we pay on deposits, particularly given that our loan portfolio primarily consists of variable rate loans. Alternatively, if the Company is able to reprice its deposits more quickly than it reprices the rates it earns on loans in such a falling rate environment, then the Company expects its net interest margin would expand.

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

The provision for credit losses-loans for the three months ended March 31, 2025 was $2,233,000 compared to no provision for the three months ended March 31, 2024. The increase was primarily due to loan growth and the credit deterioration of a single commercial real estate borrower.

As discussed below under Financial Condition-Loans, loan growth was higher for the three months ended March 31, 2025 compared to the same period for 2024. Loan growth for the three months ended March 31, 2025 was $89,574,000, while loan growth for the three months ended March 31, 2024 was $21,534,000.

There was a benefit to the provision for credit losses-off balance sheet exposures of $393,000 for the three months ended March 31, 2025 while there was no provision or benefit for the credit losses-off balance sheet exposures for the three months ended March 31, 2024. The increase in the benefit for the provision for credit losses-off balance sheet exposures was primarily due to an updated expected line utilization and an increase in our unconditionally cancellable commitments.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the three months ended March 31, 2025 and 2024:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

March 31, 2025
Residential 1-4 family real estate	$2,425	$8	$1,136,813	—%
Commercial and multi-family real estate	(3,996)	—	1,561,070	—
Construction, land development and farmland	2,413	3	940,509	—
Commercial, industrial and agricultural	1,555	(57)	144,396	(0.04)
1-4 family equity lines of credit	(681)	—	236,506	—
Consumer and other	517	(204)	111,554	(0.18)
Total	$2,233	$(250)	$4,130,848	(0.01)%
March 31, 2024
Residential 1-4 family real estate	$(122)	$18	959,105	—%
Commercial and multi-family real estate	575	—	1,321,690	—
Construction, land development and farmland	(674)	3	883,149	—
Commercial, industrial and agricultural	(53)	(1)	124,004	—
1-4 family equity lines of credit	14	—	207,613	—
Consumer and other	260	(126)	103,587	(0.12)
Total	$—	$(106)	$3,599,148	(0.00)%

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

There was no provision for credit losses on available-for-sale securities for the three months ended March 31, 2025 and 2024, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,060	$1,971	$89	4.52%
Brokerage income	2,412	1,861	551	29.61
Debit and credit card interchange income, net	1,867	1,908	(41)	(2.15)
Other fees and commissions	400	384	16	4.17
Income on BOLI and annuity contracts	603	471	132	28.03
Gain on sale of loans	731	788	(57)	(7.23)
Mortgage servicing income (loss), net	(1)	2	(3)	(150.00)
Loss on sale of fixed assets	(6)	(201)	195	97.01
Gain (loss) on sale of securities, net	13	—	13	100.00
Gain (loss) on sale of other assets	2	(1)	3	300.00
Other income (loss)	16	35	(19)	(54.29)
Total non-interest income	$8,097	$7,218	$879	12.18%

The increase in non-interest income for the three months ended March 31, 2025 when compared to the comparable period in 2024 is primarily attributable to increases in brokerage income, income on BOLI and annuity contracts, and a decrease in loss on sale of fixed assets.

The increase in brokerage income was primarily due to multiple client acquisitions resulting in an increase of overall market share, the successful addition of new advisors and these advisors' subsequent new relationships, and the positive performance of financial markets in a variety of diversified areas.

The increase in income on BOLI and annuity contracts was attributable to the purchase of additional policies since the first quarter of 2024.

The loss on sale of fixed assets in the first quarter of 2024 was primarily due to write-offs associated with the closure of a leased branch location.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$17,872	$16,545	$1,327	8.02%
Occupancy expenses, net	1,459	1,284	175	13.63
Advertising & public relations expense	797	749	48	6.41
Furniture and equipment expense	763	746	17	2.28
Data processing expense	2,593	2,352	241	10.25
Directors’ fees	153	178	(25)	(14.04)
FDIC insurance	1,131	907	224	24.70
Audit, legal & consulting expenses	900	376	524	139.36
Other operating expenses	3,590	2,976	614	20.63
Total non-interest expense	$29,258	$26,113	$3,145	12.04%

The increase in non-interest expense for the three months ended March 31, 2025 when compared to the comparable period in 2024 is primarily attributable to increases in salaries and employee benefits, occupancy expenses, data processing expense, FDIC insurance, audit, legal and consulting expenses, and other operating expenses.

The increase in salaries and benefits for the three months ended March 31, 2025 was primarily due to an increase in the number of employees necessary to support the Company's operational growth, an increase in incentives paid due to the increase in loan volumes, and an increase in the accrual for annual bonuses.

The increase in occupancy expenses for the three months ended March 31, 2025 was primarily due to expenses related to furnishings for new offices and renovations for current offices.

Data processing expense increased for the three months ended March 31, 2025 primarily due to implementation of additional information security solutions, mobile banking pricing changes and an increase in the overall number of customers. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow, the demand for digital products and services from customers increases, and the cyber threat environment grows.

The increase in FDIC insurance in the three months ended March 31, 2025 was primarily due to the bank's growth throughout 2024.

The increase in audit, legal and consulting expenses in the three months ended March 31, 2025 was primarily due to the timing and payment of invoices related to our annual audit.

The increase in other operating expenses in the three months ended March 31, 2025 was primarily due to an increase in credit card expense, an increase in expenses related to employee recruitment, and an increase in expenses related to employee education.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the three months ended March 31, 2025 and 2024 was 55.54% and 61.04%, respectively. The improvement in the efficiency ratio for the three months ended March 31, 2025 compared to the comparable period in 2024 was primarily due to increases in non-interest income and net interest income, outpacing the increase in non-interest expense.

Income Taxes

The Company’s income tax expense was $5,181,000 for the three months ended March 31, 2025, an increase of $1,294,000 over the comparable period in 2024. The percentage of income tax expense to net income before taxes was 24.01% and 23.32% for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as share-based compensation, bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $172,809,000, or 3.22%, to $5,531,468,000 at March 31, 2025 from $5,358,659,000 at December 31, 2024. Loans, net of allowance for credit losses, totaled $4,129,983,000 at March 31, 2025, a 2.17% increase compared to $4,042,392,000 at December 31, 2024. In 2025, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus. Total liabilities increased by 3.00% to $5,025,113,000 at March 31, 2025 compared to $4,878,956,000 at December 31, 2024.

Loans

The following details the loans of the Company at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$1,150,355	27.4%	$1,133,966	27.6%	$16,389	1.45%
Commercial and multi-family real estate	1,592,487	38.0	1,544,340	37.7	48,147	3.12
Construction, land development and farmland	948,673	22.6	941,193	22.9	7,480	0.79
Commercial, industrial and agricultural	145,532	3.5	144,619	3.5	913	0.63
1-4 family equity lines of credit	239,997	5.7	235,240	5.7	4,757	2.02
Consumer and other	117,922	2.8	106,235	2.6	11,687	11.00
Total loans before net deferred loan fees	$4,194,966	100.0%	$4,105,593	100.0%	$89,373	2.18%

Overall, the Bank's loan demand and related new loan production remained steady throughout the Bank's markets in the first quarter of 2025, yielding a year-to-date total loan growth net of deferred loan fees of 2.19%. Total loan growth net of deferred loan fees for the first three months of 2025 was $89,574,000. Contributing to the Company's loan growth in the first three months of 2025 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. The Company anticipates that loan growth will be steady in 2025.

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

The allowance for credit losses for loans represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the un-collectibility of a loan balance is reasonably assured. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses for loans is based on the loan's amortized cost basis, excluding accrued interest receivables, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through quarterly discounted cash flow modeling of the loan portfolio which considers lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.

Our allowance for credit losses for loans at March 31, 2025 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. The allowance for credit losses for loans (net of charge-offs and recoveries) increased to $51,480,000 at March 31, 2025 from $49,497,000 at December 31, 2024, due to loan growth, credit deterioration of a single commercial real estate borrower, and a worsening economic outlook. The allowance for credit losses for loans was 1.23% of total loans outstanding at March 31, 2025 compared to 1.21% at December 31, 2024. The internally classified loans as a percentage of the allowance for credit losses for loans were 101.5% and 97.0% respectively, at March 31, 2025 and December 31, 2024. This increase was primarily due to the credit downgrades and deterioration in payment performance of a few large borrowers.

The following schedule provides an allocation of the allowance for credit losses for loans by portfolio segment for the Company as of March 31, 2025 and December 31, 2024:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2025
Residential 1-4 family real estate	$12,141	27.4%	$1,150,355	1.06%
Commercial and multi-family real estate	16,207	38.0	1,592,487	1.02
Construction, land development and farmland	17,079	22.6	948,673	1.80
Commercial, industrial and agricultural	3,200	3.5	145,532	2.20
1-4 family equity lines of credit	1,209	5.7	239,997	0.50
Consumer and other	1,644	2.8	117,922	1.39
Total	$51,480	100.0%	4,194,966	1.23
Net deferred loan fees			(13,503)
			$4,181,463	1.23%
December 31, 2024
Residential 1-4 family real estate	$9,708	27.6%	$1,133,966	0.86%
Commercial and multi-family real estate	20,203	37.7	1,544,340	1.31
Construction, land development and farmland	14,663	22.9	941,193	1.56
Commercial, industrial and agricultural	1,702	3.5	144,619	1.18
1-4 family equity lines of credit	1,890	5.7	235,240	0.80
Consumer and other	1,331	2.6	106,235	1.25
Total	$49,497	100.0%	4,105,593	1.21
Net deferred loan fees			(13,704)
			$4,091,889	1.21%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible as of the measurement date. The allowance for credit losses for loans as a percentage of total loans outstanding at March 31, 2025, net of deferred fees, increased from the year ended December 31, 2024. The increase was primarily due to a deteriorating economic outlook as mentioned above.

We measure expected credit losses over the life of each loan utilizing two methods. For credit cards, we use the remaining life method to estimate credit losses. For all other portfolios, we use discounted cash flow models which measure probability of default and loss given default. The measurement of expected credit losses for loan segments utilizing discounted cash flow is impacted by certain macroeconomic variables. Models are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.

In estimating expected credit losses as of March 31, 2025, we utilized then available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody's Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annualized quarterly growth rates in the range of 1.5% to 2.1%; (ii) a U.S. unemployment rate in the range of approximately 4.0% to 4.4%; (iii) a Home Price Index annualized quarterly growth rates in the range of approximately 0.7% to 2.8%; (iv) a CRE Price Index annualized quarterly growth rates in the range of approximately -8.3% to -2.2%; and (v) Gross Private Investment annualized quarterly growth rates in the range of approximately 0.8% and 3.0%.

We adjust model results using qualitative factor ("Q-Factor") adjustments. Q-Factor adjustments are based upon management guidance, judgment and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management reviews and assesses the potential impact of such items and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment.

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs increased to $250,000 for the three months ended March 31, 2025, compared to net charge-offs of $106,000 for the same period in 2024. The ratio of net charge-offs to average total outstanding loans was 0.01% for the three months ended March 31, 2025 compared to 0.00% for the three months ended March

31, 2024. Overall, the Bank experienced minimal charge-offs during the three months ended March 31, 2025 and it is expected that charge-offs will continue to be modest for the remainder of 2025; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased $393,000 from $2,555,000 at December 31, 2024 to $2,162,000 at March 31, 2025 as a result of an updated expected line utilization and an increase in our unconditionally cancellable commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer to determine the adequacy of the allowance for credit losses and provided to the Board of Directors. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at March 31, 2025 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $4,653,000, or 0.56%, to $832,546,000 at March 31, 2025 from $827,893,000 at December 31, 2024. The increase is primarily due to the decrease in the unrealized loss position of our securities portfolio and the purchase of new securities, partially offset by the sale of securities and the run-off of our declining balance securities. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2025 was 2.54% with a weighted average life of 7.15 years, as compared to an average yield of 2.47% and a weighted average life of 7.00 years at December 31, 2024. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment decreased $184,000, or 0.30%, from December 31, 2024 to March 31, 2025. The primary reason for the decrease was due to current year depreciation of $1,035,000, partially offset by the purchase of equipment and furniture and fixtures for new branches.

Deposits and Other Liabilities

Deposits increased by $130,950,000, or 2.71%, in the first quarter of 2025, primarily due to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. The Company had no brokered deposits at March 31, 2025 or December 31, 2024.

The average balance and weighted average interest rate paid for deposit types for the quarters ended March 31, 2025, December 31, 2024 and March 31, 2024 are detailed in the following schedule:

	March 31, 2025		December 31, 2024		March 31, 2024
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$386,918	—%	$397,606	—%	$378,065	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	949,482	0.85	950,912	0.92	922,173	0.79
Money market demand accounts	1,350,426	2.53	1,309,650	2.87	1,164,392	2.64
Time deposits	1,825,118	4.45	1,795,281	4.65	1,602,019	4.66
Other savings	349,999	1.69	334,719	1.80	324,876	1.69
Total interest-bearing deposits	4,475,025	2.89%	4,390,562	3.09%	4,013,460	2.94%
Total deposits	$4,861,943	2.66%	$4,788,168	2.84%	$4,391,525	2.69%

At March 31, 2025 and December 31, 2024, we estimate that we had approximately $1.5 billion and $1.4 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 30% of our total deposits exceeded the FDIC deposit insurance limits at March 31, 2025. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $221,571,000, or 4.46% of total deposits, at March 31, 2025, compared to $200,650,000, or 4.15% of total deposits, at December 31, 2024.

Principal maturities of certificates of deposit and individual retirement accounts at March 31, 2025 are as follows:

In Thousands
Maturity
2025	$1,257,401
2026	428,465
2027	99,600
2028	52,254
2029	4,761
Thereafter	105
$1,842,586

The increase in total liabilities since December 31, 2024 was composed of a $130,950,000, or 2.71%, increase in total deposits and an $15,207,000, or 31.08%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities since December 31, 2024 was primarily attributable to proceeds held from sale of collateral, an increase in reserve for income taxes, an increase in finance lease payable due to the opening of the Chattanooga full service branch, and an increase in employee bonus payable.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at March 31, 2025 totaled $4,974,000, a decrease of $575,000 from $5,549,000 at December 31, 2024. Management believes that it is probable that it will incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio ("NPA") is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended March 31, 2025 and December 31, 2024 was 0.09% and 0.10%, respectively.

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

At March 31, 2025 the Company had a recorded investment in collateral dependent loans totaling $8,185,000, a decrease of $29,268,000 from a recorded investment in collateral dependent loans totaling $37,453,000 at December 31, 2024. The decrease during the three months ended March 31, 2025 as compared to December 31, 2024 is primarily due to a change in the criteria used to classify loans as collateral dependent loans. Management periodically evaluates the criteria for classifying collateral dependent loans based on the risk rating and the dollar amount of the loan. Management adjusted the criteria in the first quarter of 2025. As of March 31, 2025, a $416,000 valuation allowance was recorded on collateral dependent loans due to one loan relationship compared to a valuation allowance of $408,000 as of December 31, 2024. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

At March 31, 2025, as a result of the downgrade of a few large borrowers, our internally classified loans increased $4,230,000, or 8.81%, to $52,235,000 from $48,005,000 at December 31, 2024. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Management continues to develop and execute performance improvement plans with these select few borrowers and continues to believe these loans are well collateralized. If economic uncertainty remains in the market, or management's performance improvement plan proves to be unsuccessful, our classified loan balances could increase further.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 11.24% at March 31, 2025 and 10.80% at December 31, 2024. The increase in our liquidity ratio is primarily attributable to an increase in liquid assets, partially offset by an increase in the dollar amount of our available-for-sale securities that we have pledged to secure certain of our customers' deposits.

The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source of liquidity. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At March 31, 2025, the Company’s liquid assets totaled $621.4 million, an increase from $578.7 million at December 31, 2024, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at March 31, 2025. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of March 31, 2025, the Company had available approximately $119.2 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $565.3 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At March 31, 2025, securities totaling approximately $53.7 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2025, loans totaling approximately $445.5 million will become due within twelve months from that date.

As for liabilities, at March 31, 2025, certificates of deposit of $250,000 or greater totaling approximately $649.5 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee ("ALCO") meets quarterly to analyze the interest rate shock ("IRR") simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a slightly liability sensitive interest-rate risk position as of March 31, 2025, though the Company’s net interest margin and earnings could be negatively impacted if the Company's ability to lower deposit rates (in a falling rate environment) or limit the increases to deposit rates (in a rising rate environment), is limited by other factors including as a result of competitive pressures or loan growth outpacing our ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2025, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(2.01)%	(3.02)%	(1.78)%	(1.64)%	(3.46)%	(5.48)%
EVE	(11.96)%	(5.41)%	(1.55)%	(1.70)%	(4.21)%	(7.49)%

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

Off Balance Sheet Arrangements

At March 31, 2025, we had unfunded loan commitments outstanding of $1,161,749,000 and outstanding standby letters of credit of $122,045,000, compared to $1,172,339,000 and $128,728,000, respectively, at December 31, 2024. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2025, total shareholders’ equity was $506,355,000, or 9.15% of total assets, which compares with $479,703,000, or 8.95% of total assets, at December 31, 2024. The increase in shareholders’ equity during the three months ended March 31, 2025 is the result of the net effect of $278,000 related to stock option compensation, restricted share awards, restricted share units, and performance share units, the Company’s net earnings of $16,392,000, proceeds from the issuance of common stock related to exercise of stock options of $53,000, and a decrease of $13,360,000 in unrealized losses on investment securities, net of applicable income taxes of $4,726,000. Also included was $5,000 of net earnings attributable to the noncontrolling members of Encompass. The increase in shareholders' equity was partially offset by cash dividends declared of $11,902,000, net of $8,466,000 reinvested under the Company’s dividend reinvestment plan.

Share Repurchase Program

On January 27, 2025, the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2025. This authorization is to remain in effect through March 31, 2026. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of the management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. As of the date of this filing, the Company has not repurchased any shares of its common stock under its share repurchase program.

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

There have been no material changes in reported market risks during the three months ended March 31, 2025.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2025:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	$8,000,000
February 1, 2025 - February 28, 2025	—	$—	—	$8,000,000
March 1, 2025 - March 31, 2025	—	$—	—	$8,000,000

_______________

(1)
On January 27, 2025, the Company’s Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the share repurchase program that the Board of Directors had authorized on October 28, 2024 and which expired on March 31, 2025. This authorization is to remain in effect through March 31, 2026. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. The Company did not repurchase any shares of its Common Stock under its prior share repurchase program during the three months ended March 31, 2025

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Disclosure

During the quarter ended March 31, 2025, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended March 31, 2025, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

Item 6. EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement (Directors) under the Wilson Bank Holding Company 2025 Equity Incentive Plan.*#

10.2	Form of Cash-Settled Stock Appreciation Right Agreement (Directors) under the Wilson Bank Holding Company 2025 Equity Incentive Plan.*#

10.3	Form of Non-Qualified Stock Option Agreement (Officers with a Title of Senior Vice President or Higher) under the Wilson Bank Holding Company 2025 Equity Incentive Plan.*#

10.4	Form of Cash-Settled Stock Appreciation Right Agreement (Officers with a Title of Senior Vice President or Higher) under the Wilson Bank Holding Company 2025 Equity Incentive Plan.*#

10.5	Form of Restricted Share Unit Award Agreement (Officers with a Title of Senior Vice President or Higher) under the Wilson Bank Holding Company 2025 Equity Incentive Plan.*#

10.6	Form of Restricted Share Award Agreement (Officers with a Title of Senior Vice President or Higher) under the Wilson Bank Holding Company 2025 Equity Incentive Plan.*#

10.7	Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2025).#

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

#Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 9, 2025	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: May 9, 2025	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)