Form 10-Q
period 2025-06-30
WILSON BANK HOLDING CO
filed 2025-08-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 12,132,860 shares at August 8, 2025

Part I:	FINANCIAL INFORMATION	5

Item 1.	Financial Statements.	5

The unaudited consolidated financial statements of the Company and its subsidiary are as follows:

	Consolidated Balance Sheets — June 30, 2025 and December 31, 2024.	5

	Consolidated Statements of Earnings — For the three and six months ended June 30, 2025 and 2024.	6

	Consolidated Statements of Comprehensive Earnings — For the three and six months ended June 30, 2025 and 2024.	7

	Consolidated Statements of Changes in Shareholders' Equity — For the three and six months ended June 30, 2025 and 2024.	8

	Consolidated Statements of Cash Flows — For the six months ended June 30, 2025 and 2024.	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	65

	Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.	65

Part II:	OTHER INFORMATION	67

Item 1.	Legal Proceedings.	67

Item 1A.	Risk Factors.	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	67

Item 3.	Defaults Upon Senior Securities.	67

Item 4.	Mine Safety Disclosures.	67

Item 5.	Other Information.	67

Item 6.	Exhibits.	69

Signatures		71

EX-10.1 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT (DIRECTORS)
EX-10.2 FORM OF RESTRICTED SHARE UNIT AWARD AGREEMENT (DIRECTORS)
EX-10.3 FIRST AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-10.4 SECOND AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-10.5 SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-10.6 SPLIT DOLLAR LIFE INSURANCE AGREEMENT
EX-10.7 THIRD AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-10.8 THIRD AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-10.9 THIRD AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-10.10 THIRD AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-10.11 FOURTH AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-10.12 FOURTH AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT

EX-10.13 FOURTH AMENDMENT TO SUPPLEMENTAL RETIREMENT PLAN AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-101.INS
EX-101.SCH
EX-104

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

	(Unaudited)	(Audited)
	June 30, 2025	December 31, 2024
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$4,287,945	$4,091,889
Less: Allowance for credit losses	(53,854)	(49,497)
Net loans	4,234,091	4,042,392
Securities available-for-sale, at market (amortized cost $987,775 and $947,341, respectively)	893,693	827,893
Loans held for sale	5,094	2,529
Interest bearing deposits	208,677	211,271
Restricted equity securities	4,285	3,876
Federal funds sold	9,878	9,791
Total earning assets	5,355,718	5,097,752
Cash and due from banks	26,758	26,527
Bank premises and equipment, net	62,990	61,549
Accrued interest receivable	18,865	16,914
Deferred income tax asset	40,441	46,048
Bank owned life insurance	68,260	61,948
Other assets	52,875	43,116
Goodwill	5,877	4,805
Total assets	$5,631,784	$5,358,659
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$394,581	$383,168
Interest bearing	941,760	968,198
Savings and money market accounts	1,875,753	1,669,607
Time	1,827,643	1,809,061
Total deposits	5,039,737	4,830,034
Accrued interest payable and other liabilities	61,091	48,922
Total liabilities	5,100,828	4,878,956
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 12,000,379 and 11,876,770 shares, respectively	24,001	23,754
Additional paid-in capital	159,606	150,739
Retained earnings	416,843	393,238
Noncontrolling interest in consolidated subsidiary	—	203
Accumulated other comprehensive losses, net of taxes of $24,588 and $31,217 respectively	(69,494)	(88,231)
Total shareholders’ equity	530,956	479,703
Total liabilities and shareholders’ equity	$5,631,784	$5,358,659

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

three and six months ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$71,863	$60,262	$139,976	$116,679
Interest and dividends on securities:
Taxable securities	5,980	5,634	11,639	10,722
Exempt from federal income taxes	277	419	556	850
Interest on loans held for sale	45	55	81	96
Interest on federal funds sold	107	132	209	272
Interest on balances held at depository institutions	2,739	2,366	4,964	5,109
Interest and dividends on restricted securities	83	77	171	159
Total interest income	81,094	68,945	157,596	133,887
Interest expense:
Interest on negotiable order of withdrawal accounts	1,971	1,904	3,959	3,707
Interest on money market and savings accounts	10,982	9,887	20,874	18,877
Interest on time deposits	19,162	18,677	39,171	37,249
Interest on Federal funds purchased	—	1	1	1
Interest on finance leases	41	16	74	32
Total interest expense	32,156	30,485	64,079	59,866
Net interest income before provision for credit losses	48,938	38,460	93,517	74,021
Provision for credit losses - loans	2,507	—	4,740	—
Provision for credit losses - off-balance sheet exposures	123	—	(270)	—
Net interest income after provision for credit losses	46,308	38,460	89,047	74,021
Non-interest income:
Service charges on deposit accounts	2,193	2,015	4,253	3,986
Brokerage income	2,456	2,457	4,868	4,318
Debit and credit card interchange income, net	2,491	2,700	4,358	4,608
Other fees and commissions	396	400	796	784
Income on BOLI and annuity contracts	594	546	1,197	1,017
Gain on sale of loans	831	837	1,562	1,625
Mortgage servicing income (loss), net	(5)	1	(6)	3
Loss on sale of fixed assets	(6)	(2)	(12)	(203)
Gain (loss) on sale of securities, net	(2)	(318)	11	(318)
Loss on sale of other assets	(4)	(2)	(2)	(3)
Loss on sale of investment in joint venture	(4)	—	(4)	—
Other income	2	21	18	56
Total non-interest income	8,942	8,655	17,039	15,873
Non-interest expense:
Salaries and employee benefits	18,511	16,910	36,383	33,455
Occupancy expenses, net	1,542	1,473	3,001	2,757
Advertising & public relations expense	1,103	832	1,900	1,581
Furniture and equipment expense	749	756	1,512	1,502
Data processing expense	2,852	2,370	5,445	4,722
Directors’ fees	186	187	339	365
FDIC insurance	1,025	721	2,156	1,628
Audit, legal & consulting expenses	574	329	1,474	705
Other operating expenses	3,780	2,854	7,370	5,830
Total non-interest expense	30,322	26,432	59,580	52,545
Earnings before income taxes	24,928	20,683	46,506	37,349
Income taxes	5,793	4,490	10,974	8,377
Net earnings	19,135	16,193	35,532	28,972
Net earnings attributable to noncontrolling interest	(20)	(56)	(25)	(67)
Net earnings attributable to Wilson Bank Holding Company	$19,115	$16,137	$35,507	$28,905
Weighted average number of common shares outstanding-basic	11,996,239	11,769,300	11,979,603	11,760,683
Weighted average number of common shares outstanding-diluted	12,034,954	11,800,236	12,017,641	11,791,021
Basic earnings per common share	$1.59	$1.37	$2.96	$2.46
Diluted earnings per common share	$1.59	$1.37	$2.95	$2.45
Dividends per common share	$—	$—	$1.00	$0.75

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

three and six months ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Thousands)
Net earnings	$19,135	$16,193	$35,532	$28,972
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	7,278	(1,399)	25,377	(7,718)
Reclassification adjustment for net (gains) losses included in net earnings	2	318	(11)	318
Tax effect	(1,903)	282	(6,629)	1,933
Other comprehensive earnings (losses):	5,377	(799)	18,737	(5,467)
Comprehensive earnings	$24,512	$15,394	$54,269	$23,505
Comprehensive earnings attributable to noncontrolling interest	(20)	(56)	(25)	(67)
Comprehensive earnings attributable to Wilson Bank Holding Company	$24,492	$15,338	$54,244	$23,438

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

three and six months ended June 30, 2025 and 2024

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three Months Ended:
June 30, 2025
Balance at beginning of period	$23,988	159,302	397,728	208	(74,871)	506,355
Issuance of 3,100 shares of common stock pursuant to exercise of stock options, net	7	22	—	—	—	29
Vesting of 3,308 restricted stock units	6	(6)	—	—	—	—
Share based compensation expense	—	288	—	—	—	288
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,903	—	—	—	—	5,377	5,377
Net earnings for the quarter	—	—	19,115	20	—	19,135
Sale of subsidiary interest	—	—	—	(228)	—	(228)
Balance at end of period	$24,001	159,606	416,843	—	(69,494)	530,956

June 30, 2024
Balance at beginning of period	$23,557	143,460	361,253	80	(92,831)	435,519
Issuance of 1,078 shares of common stock pursuant to exercise of stock options, net	2	13	—	—	—	15
Vesting of 2,725 restricted stock units	5	(5)	—	—	—	—
Repurchase of 30,187 common shares	(60)	(2,121)	—	—	—	(2,181)
Share based compensation expense	—	310	—	—	—	310
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $282	—	—	—	—	(799)	(799)
Net earnings for the quarter	—	—	16,137	56	—	16,193
Balance at end of period	$23,504	141,657	377,390	136	(93,630)	449,057

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Six Months Ended:
June 30, 2025
Balance at beginning of period	$23,754	150,739	393,238	203	(88,231)	479,703
Cash dividends declared, $1.00 per share	—	—	(11,902)	—	—	(11,902)
Issuance of 112,732 shares of common stock pursuant to dividend reinvestment plan	225	8,241	—	—	—	8,466
Issuance of 4,832 shares of common stock pursuant to exercise of stock options, net	10	72	—	—	—	82
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 5,676 restricted stock units	11	(11)	—	—	—	—
Share based compensation expense	—	566	—	—	—	566
Net change in fair value of available-for-sale securities during the period, net of taxes of $6,629	—	—	—	—	18,737	18,737
Net earnings for the period	—	—	35,507	25	—	35,532
Sale of subsidiary interest	—	—	—	(228)	—	(228)
Balance at end of period	$24,001	159,606	416,843	—	(69,494)	530,956

June 30, 2024
Balance at beginning of period	$23,373	136,866	357,260	69	(88,163)	429,405
Cash dividends declared, $.75 per share	—	—	(8,775)	—	—	(8,775)
Issuance of 89,580 shares of common stock pursuant to dividend reinvestment plan	179	6,226	—	—	—	6,405
Issuance of 3,097 shares of common stock pursuant to exercise of stock options, net	6	103	—	—	—	109
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 2,725 restricted stock units	5	(5)	—	—	—	—
Repurchase of 30,187 common shares	(60)	(2,121)	—	—	—	(2,181)
Share based compensation expense	—	589	—	—	—	589
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $1,933	—	—	—	—	(5,467)	(5,467)
Net earnings for the period	—	—	28,905	67	—	28,972
Balance at end of period	$23,504	141,657	377,390	136	(93,630)	449,057

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

six months ended June 30, 2025 and 2024

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$35,532	$28,972
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	4,470	—
Deferred income tax benefit	(1,022)	(142)
Depreciation and amortization of premises and equipment	2,200	1,988
Loss on sale of fixed assets	12	203
Net amortization of securities	385	987
Net realized loss (gain) on sale of securities	(11)	318
Gains on mortgage loans sold, net	(1,562)	(1,625)
Share-based compensation expense	834	663
Loss on sale of other assets	2	3
Loss on sale of investment in joint venture	4	—
Increase in value of life insurance and annuity contracts	(1,197)	(1,017)
Mortgage loans originated for resale	(36,029)	(28,342)
Proceeds from sale of mortgage loans	35,026	28,887
Gain on lease modification	(52)	—
Right of use asset amortization	227	200
Amortization of premium on loans	68	—
Amortization of core deposit intangibles	34	—
Accretion of premium on time deposits	(49)	—
Amortization of mortgage servicing rights	213	121
Change in
Accrued interest receivable	(1,920)	(610)
Other assets	(2,664)	(622)
Accrued interest payable	262	1,010
Other liabilities	7,648	4,204
TOTAL ADJUSTMENTS	6,879	6,226
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,411	35,198
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(85,607)	(83,945)
Sales	17,880	2,153
Maturities, prepayments and calls	26,919	27,741
Purchases of restricted equity securities	(409)	(440)
Net increase in loans	(181,936)	(161,462)
Purchase of buildings, leasehold improvements, and equipment	(1,965)	(1,888)
Proceeds from sale of premises and equipment	42	—
Proceeds from sale of other assets	55	34
Purchase of life insurance and annuity contracts	(12,179)	(710)
Redemption of annuity contracts	454	447
Cash received from sale of investment in joint venture	40	—
Cash received from acquisition, net	8,132	—
NET CASH USED IN INVESTING ACTIVITIES	(228,574)	(218,070)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	173,784	78,411
Net change in deposits - time	10,543	45,838
Change in escrow balances	3,181	109
Repayment of finance lease obligation	(39)	(17)
Sale of subsidiary interest	(228)	—
Issuance of common stock related to exercise of stock options	82	109
Issuance of common stock pursuant to dividend reinvestment plan	8,466	6,405
Repurchase of common stock	—	(2,181)
Cash dividends paid on common stock	(11,902)	(8,775)
NET CASH PROVIDED BY FINANCING ACTIVITIES	183,887	119,899
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,276)	(62,973)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	247,589	252,635
CASH AND CASH EQUIVALENTS - END OF PERIOD	$245,313	$189,662

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

six months ended June 30, 2025 and 2024

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$63,780	$58,856
Taxes	$11,350	$9,051
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of tax expense of $(6,629) and a tax benefit of $1,933 for the six months ended June 30, 2025 and 2024, respectively	$18,737	$(5,467)
Non-cash transfers from loans to other assets	$54	$44

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, Dekalb, Putnam, Smith, Hamilton, and Williamson Counties, Tennessee. The Bank was previously invested in Encompass Home Lending LLC ("Encompass"), a joint venture of which the Bank owned 51% of the outstanding membership interests. Effective June 1, 2025, the Bank sold its 51% membership interest in Encompass to Encompass Home Lending Investors, LLC, which owned 49% of the outstanding membership interests in Encompass prior to the sale. Encompass offers residential mortgage banking services to customers of certain home builders in the Bank's markets as well as other mortgage customers.

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

These unaudited consolidated financial statements include the accounts of the Company, the Bank, and through the period of the Company's investment, Encompass. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Newly Issued Not Yet Effective Accounting Standards

Information about certain recently issued accounting standards updates is presented below. Also refer to Note 1 - Accounting Standards Updates in the 2024 Form 10-K for additional information related to previously issued accounting standards updates.

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

Recently Adopted Accounting Standards

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index as of June 30, 2025.

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

The following schedule details the loans of the Company at June 30, 2025 and December 31, 2024:

	(In Thousands)
	June 30, 2025	December 31, 2024

Residential 1-4 family real estate	$1,202,642	$1,133,966
Commercial and multi-family real estate	1,624,965	1,544,340
Construction, land development and farmland	956,871	941,193
Commercial, industrial and agricultural	150,131	144,619
1-4 family equity lines of credit	248,424	235,240
Consumer and other	118,108	106,235
Total loans before net deferred loan fees	4,301,141	4,105,593
Net deferred loan fees	(13,196)	(13,704)
Total loans	4,287,945	4,091,889
Less: Allowance for credit losses	(53,854)	(49,497)
Net loans	$4,234,091	$4,042,392

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
8.
Additional segment specific risks when aggregated portfolios were required for reliable quantitative assessments.

The qualitative allowance allocation, as determined by the processes noted above, is applied to loan segments based on the assessment of these various qualitative factors.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $500,000 which have experienced significant credit deterioration and that are deemed to be collateral dependent. Such loans are evaluated for credit losses based on the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, the Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected.

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

In accordance with Current Expected Credit Losses ("CECL"), losses are estimated over the remaining contractual terms of loans, adjusted for prepayments and curtailment. The contractual term excludes extensions, renewals and modification assumptions.

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

Transactions in the allowance for credit losses for the three months ended June 30, 2025 and 2024 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2025
Allowance for credit losses - loans:
Beginning balance April 1,	$12,141	16,207	17,079	3,200	1,209	1,644	51,480
Provision for credit losses	1,485	457	(16)	111	276	194	2,507
Charge-offs	—	—	—	(92)	—	(219)	(311)
Recoveries	9	—	3	41	—	125	178
Ending balance	$13,635	16,664	17,066	3,260	1,485	1,744	53,854

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2024
Allowance for credit losses - loans:
Beginning balance April 1,	$8,661	17,997	13,356	1,479	1,823	1,426	44,742
Provision	168	(357)	215	(47)	54	(33)	—
Charge-offs	—	—	—	(8)	—	(173)	(181)
Recoveries	8	—	3	8	—	81	100
Ending balance	$8,837	17,640	13,574	1,432	1,877	1,301	44,661

Transactions in the allowance for credit losses for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2025
Allowance for credit losses - loans:
Beginning balance January 1,	$9,708	20,203	14,663	1,702	1,890	1,331	49,497
Provision for credit losses	3,910	(3,539)	2,397	1,666	(405)	711	4,740
Charge-offs	—	—	—	(149)	—	(544)	(693)
Recoveries	17	—	6	41	—	246	310
Ending balance	$13,635	16,664	17,066	3,260	1,485	1,744	53,854

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2024
Allowance for credit losses - loans:
Beginning balance January 1,	$8,765	17,422	14,027	1,533	1,809	1,292	44,848
Provision	46	218	(459)	(100)	68	227	—
Charge-offs	—	—	—	(14)	—	(461)	(475)
Recoveries	26	—	6	13	—	243	288
Ending balance	$8,837	17,640	13,574	1,432	1,877	1,301	44,661

The following table presents the amortized cost basis of collateral dependent loans at June 30, 2025 and December 31, 2024 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
June 30, 2025
Residential 1-4 family real estate	$2,620	—	2,620
Commercial and multi-family real estate	2,059	—	2,059
Construction, land development and farmland	—	—	—
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$4,679	—	4,679

	In Thousands
	Real Estate	Other	Total
December 31, 2024
Residential 1-4 family real estate	$1,485	—	1,485
Commercial and multi-family real estate	31,273	—	31,273
Construction, land development and farmland	2,521	—	2,521
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	2,009	—	2,009
Consumer and other	—	—	—
	$37,288	—	37,288

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

The following tables present the Company’s nonaccrual loans and past due loans as of June 30, 2025 and December 31, 2024.

Loans on Nonaccrual Status

	In Thousands
	June 30,	December 31,
	2025	2024
Residential 1-4 family real estate	$5,665	$452
Commercial and multi-family real estate	2,492	3,616
Construction, land development and farmland	—	—
Commercial, industrial and agricultural	141	—
1-4 family equity lines of credit	—	750
Consumer and other	—	—

Total	$8,298	$4,818

Past Due Loans

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual or Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment in Loans Greater Than 89 Days Past Due and Accruing
June 30, 2025
Residential 1-4 family real estate	$1,606	3,461	6,949	12,016	1,190,626	1,202,642	$1,284
Commercial and multi-family real estate	23,199	—	2,492	25,691	1,599,274	1,624,965	—
Construction, land development and farmland	15,718	460	709	16,887	939,984	956,871	709
Commercial, industrial and agricultural	293	—	141	434	149,697	150,131	—
1-4 family equity lines of credit	2,126	—	131	2,257	246,167	248,424	131
Consumer and other	832	109	73	1,014	117,094	118,108	73
Total	$43,774	4,030	10,495	58,299	4,242,842	4,301,141	$2,197
December 31, 2024
Residential 1-4 family real estate	$5,854	1,462	766	8,082	1,125,884	1,133,966	$314
Commercial and multi-family real estate	—	2	3,616	3,618	1,540,722	1,544,340	—
Construction, land development and farmland	742	—	162	904	940,289	941,193	162
Commercial, industrial and agricultural	184	562	113	859	143,760	144,619	113
1-4 family equity lines of credit	960	581	840	2,381	232,859	235,240	90
Consumer and other	568	137	52	757	105,478	106,235	52
Total	$8,308	2,744	5,549	16,601	4,088,992	4,105,593	$731

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

The following tables present the amortized cost basis of loans at June 30, 2025 and June 30, 2024 that were both experiencing financial difficulty and modified during the six months ended June 30, 2025 or six months ended June 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six Months Ended June 30, 2025
Residential 1-4 family real estate	$—	$1,139	$946	$—	$—	$360	0.20%
Commercial and multi-family real estate	—	—	3,270	—	—	—	0.20%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	242	—	—	—	0.16%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$1,139	$4,458	$—	$—	$360	0.14%

As of June 30, 2025, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Six Months Ended June 30, 2024
Residential 1-4 family real estate	$—	$—	$950	$—	$—	$—	0.09%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$950	$—	$—	$—	0.03%

As of June 30, 2024, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

The following tables present the amortized cost basis of loans at June 30, 2025 and June 30, 2024 that were both experiencing financial difficulty and modified during the three months ended June 30, 2025 or three months ended June 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2025
Residential 1-4 family real estate	$—	$1,139	$946	$—	$—	$360	0.20%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	141	—	—	—	0.09%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$1,139	$1,087	$—	$—	$360	0.06%

As of June 30, 2025, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2024
Residential 1-4 family real estate	$—	$—	$950	$—	$—	$—	0.09%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$950	$—	$—	$—	0.03%

As of June 30, 2024, the Company had not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified within the last twelve months as of June 30, 2025:

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
June 30, 2025
Residential 1-4 family real estate	$—	$—	$407	$2,980	$3,387
Commercial and multi-family real estate	22,430	—	—	3,270	25,700
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	101	—	—	141	242
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$22,531	$—	$407	$6,391	$29,329

As evidenced in the table above, $22,938,000 of loans that were modified within the twelve months prior to June 30, 2025 were thirty (30) days or more past due at June 30, 2025.

The following table presents the performance of such loans that had been modified within the last twelve months as of June 30, 2024:

In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
June 30, 2024
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

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.67%	13	6	$—	—%	6	—
Commercial and multi-family real estate	—	—	6	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	22	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	0.67%	8	6	$—	—%	6	—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.67%	13	6	$—	—%	6	—
Commercial and multi-family real estate	—	—	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	25	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	0.67%	14	6	$—	—%	6	—

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$407	$1,481	$—	$—	$407	$1,481	$—
Commercial and multi-family real estate	—	—	22,430	—	—	—	22,430	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	101	—	—	—	101	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$407	$24,012	$—	$—	$407	$24,012	$—

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

As of June 30, 2025 and December 31, 2024 the Bank had $2,189,000 and $1,073,000 in consumer mortgage loans in process of foreclosure, respectively.

Potential problem loans, which include nonperforming loans, amounted to approximately $54.8 million at June 30, 2025 and $48.0 million at December 31, 2024. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of June 30, 2025:

	In Thousands

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
June 30, 2025
Residential 1-4 family real estate
Pass	$122,433	266,771	133,821	262,303	211,947	178,293	10,807	1,186,375
Special mention	—	1,283	1,114	2,290	586	5,014	30	10,317
Substandard	—	2,378	1,060	1,630	195	284	403	5,950
Total Residential 1-4 family real estate	$122,433	270,432	135,995	266,223	212,728	183,591	11,240	1,202,642
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$70,078	283,953	170,535	304,965	355,957	342,398	67,984	1,595,870
Special mention	—	—	—	22,527	—	4,077	—	26,604
Substandard	—	—	2,059	—	—	432	—	2,491
Total Commercial and multi-family real estate	$70,078	283,953	172,594	327,492	355,957	346,907	67,984	1,624,965
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$132,048	322,237	87,034	120,668	36,772	25,211	228,728	952,698
Special mention	—	661	1,191	447	910	57	884	4,150
Substandard	—	23	—	—	—	—	—	23
Total Construction, land development and farmland	$132,048	322,921	88,225	121,115	37,682	25,268	229,612	956,871
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$17,299	26,052	9,889	27,423	3,413	28,263	37,007	149,346
Special mention	102	—	105	—	6	304	106	623
Substandard	141	—	1	11	—	9	—	162
Total Commercial, industrial and agricultural	$17,542	26,052	9,995	27,434	3,419	28,576	37,113	150,131
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	86	57	6	—	—	—	149
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	244,261	244,261
Special mention	—	—	—	—	—	—	4,163	4,163
Substandard	—	—	—	—	—	—	—	—
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	248,424	248,424
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$26,975	21,389	12,646	5,087	1,648	20,444	29,570	117,759
Special mention	20	9	90	98	17	27	—	261
Substandard	—	12	38	31	7	—	—	88
Total Consumer and other	$26,995	21,410	12,774	5,216	1,672	20,471	29,570	118,108
Consumer and other:
Current-period gross charge-offs	$—	31	90	49	1	—	373	544

The table below presents loan balances classified within each risk rating category based on year of origination as of June 30, 2025:

	In Thousands
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
June 30, 2025
Pass	$368,833	920,402	413,925	720,446	609,737	594,609	618,357	4,246,309
Special mention	122	1,953	2,500	25,362	1,519	9,479	5,183	46,118
Substandard	141	2,413	3,158	1,672	202	725	403	8,714
Total	$369,096	924,768	419,583	747,480	611,458	604,813	623,943	4,301,141

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

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,941	—	266	4,675
U.S. Government-sponsored enterprises (GSEs)	175,934	229	15,746	160,417
Mortgage-backed securities	577,896	1,105	52,935	526,066
Asset-backed securities	49,451	74	617	48,908
Obligations of states and political subdivisions	179,553	—	25,926	153,627
	$987,775	1,408	95,490	893,693

	December 31, 2024
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,927	—	389	4,538
U.S. Government-sponsored enterprises (GSEs)	183,912	8	21,947	161,973
Mortgage-backed securities	520,729	55	66,588	454,196
Asset-backed securities	51,110	108	401	50,817
Corporate bonds	2,500	—	104	2,396
Obligations of states and political subdivisions	184,163	—	30,190	153,973
	$947,341	171	119,619	827,893

As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $164,867,000 (fair value of $148,582,000) and $146,369,000 (fair value of $126,426,000) at June 30, 2025 and December 31, 2024, respectively.

Securities carried on the balance sheet of approximately $654,205,000 (approximate market value of $586,907,000) and $581,017,000 (approximate market value of $499,585,000) were pledged to secure public deposits and for other purposes as required by law at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at June 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$3,884	$3,851
Due after one year through five years	115,108	106,231
Due after five years through ten years	289,952	262,873
Due after ten years	578,831	520,738
	$987,775	$893,693

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2025	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,675	$266	2	$4,675	$266
U.S. Government-sponsored enterprises (GSEs)	2,632	40	2	145,933	15,706	63	148,565	15,746
Mortgage-backed securities	85,336	766	17	336,394	52,169	212	421,730	52,935
Asset-backed securities	20,861	105	8	16,584	512	7	37,445	617
Obligations of states and political subdivisions	4,878	338	3	148,749	25,588	160	153,627	25,926
	$113,707	$1,249	30	$652,335	$94,241	444	$766,042	$95,490

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2024	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,538	$389	2	$4,538	$389
U.S. Government-sponsored enterprises (GSEs)	12,226	258	3	147,828	21,689	67	160,054	21,947
Mortgage-backed securities	90,776	2,043	24	348,035	64,545	216	438,811	66,588
Asset-backed securities	14,103	75	5	17,170	326	7	31,273	401
Corporate bonds	—	—	—	2,396	104	1	2,396	104
Obligations of states and political subdivisions	5,108	77	3	148,865	30,113	168	153,973	30,190
	$122,213	$2,453	35	$668,832	$117,166	461	$791,045	$119,619

The applicable date for determining when securities are in an unrealized loss position is June 30, 2025 and December 31, 2024. As such, it is possible that a security had a market value less than its amortized cost on other days during the six months ended June 30, 2025 and the twelve-month period ended December 31, 2024, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2025 and December 31, 2024, the Company had unrealized losses of $95.5 million and $119.6 million on $766.0 million and $791.0 million, respectively, of securities in an unrealized loss position at those dates. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2024 Form 10-K, for any security classified as available-for-sale that is in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at June 30, 2025, and it is not more-likely-than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and average credit rating. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an allowance for credit losses. The unrealized losses associated with securities at June 30, 2025 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2025. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At June 30, 2025, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is primarily attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery, the Company has determined no allowance for credit losses is necessary at June 30, 2025.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $10.7 million which had unrealized losses of approximately $1.3 million at June 30, 2025. These non-agency mortgage-backed securities were rated AAA at June 30, 2025. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

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

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $48.9 million which had unrealized losses of approximately $0.6 million at June 30, 2025. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three and six months ended June 30, 2025 and 2024. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$224	271	$460	652
Net increase to income before taxes	$224	271	$460	652

The above effects are presented within the change in other assets line in the operating activities section of the Company's consolidated statements of cash flows.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At June 30, 2025 and December 31, 2024, the Company had approximately $4,079,000 and $1,680,000, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $97,000 and $34,000 at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the Company had approximately $7,500,000 and $3,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative liability of $35,000 and derivative asset of $27,000 at June 30, 2025 and December 31, 2024, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	June 30, 2025	June 30, 2024
Interest rate contracts for customers	$63	$(16)
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(62)	$27

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of June 30, 2025 and December 31, 2024 (in thousands):

	In Thousands
	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$4,079	97	$1,680	34
Forward contracts related to mortgage loans held-for-sale	$7,500	(35)	$3,250	27

Note 5. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. Mortgage servicing rights are recognized on the balance sheet within other assets. The principal balances of these loans as of June 30, 2025 and December 31, 2024 are as follows:

	In Thousands
	June 30, 2025	December 31, 2024
Mortgage loan portfolios serviced for:
FHLMC	$130,443	$114,771

For the six months ended June 30, 2025 and 2024, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	June 30, 2025	June 30, 2024
Balance at beginning of period	$1,139	$1,083
Servicing rights retained from loans sold	329	86
Amortization	(213)	(121)
Valuation Allowance Provision	—	—
Balance at end of period	$1,255	$1,048
Fair value, end of period	$1,722	$1,496

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Prepayment speed	9.47%	8.08%
Weighted-average life (in years)	7.72	8.42
Weighted-average note rate	5.38%	5.11%
Weighted-average discount rate	9.00%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be granted in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be granted under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of June 30, 2025, the Company had outstanding 300 options under the 2009 Stock Option Plan with a weighted average exercise price of $37.31.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards could be granted in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. The 2016 Equity Incentive Plan terminated on April 24, 2025, and no additional awards may be granted under the 2016 Equity Incentive Plan. As of June 30, 2025, the Company had outstanding 178,962 options with a weighted average exercise price of $57.95, 131,627 cash-settled stock appreciation rights with a weighted average exercise price of $55.43, 153 restricted share awards, 19,181 restricted share unit awards, and 369 performance share unit awards under the 2016 Equity Incentive Plan.

On April 24, 2025, the Company's shareholders approved the Wilson Bank Holding Company 2025 Equity Incentive Plan (the "2025 Equity Incentive Plan"), which has initially authorized awards of up to 675,000 shares of Common Stock including 508,388 newly reserved shares and 166,612 shares of Common Stock initially reserved for issuance under the Company’s 2016 Equity Incentive Plan that remained available for issuance under the 2016 Equity Incentive Plan as of April 24, 2025. The 2025 Equity Incentive Plan was approved by the Board of Directors on February 28, 2025 and on April 24, 2025 it was approved by the Company’s shareholders and became effective as of such date. In addition to the 675,000 shares reserved for issuance under the 2025 Equity Incentive Plan, if any of the awards under the 2016 Equity Incentive Plan that were outstanding as of February 28, 2025 after that date terminate, expire unexercised, are settled for cash, forfeited or cancelled without delivery of shares of the Company’s Common Stock under the terms of the 2016 Equity Incentive Plan, the Company may issue awards with respect to those awards under the 2025 Equity Incentive Plan. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2025, the Company had 659,501 shares remaining available for issuance under the 2025 Equity Incentive Plan. As of June 30, 2025, the Company had outstanding 6,666 options with a weighted average exercise price of $76.30, 7,000 cash-settled stock appreciation rights with a weighted average exercise price of $76.30, and 1,458 restricted share unit awards under the 2025 Equity Incentive Plan.

Stock Options

As of June 30, 2025, the Company had outstanding 185,928 stock options with a weighted average exercise price of $58.58.

The following table summarizes information about stock options activity for the six months ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	193,395	$57.66	214,974	$57.08
Granted	6,666	76.30	850	71.50
Exercised	(13,316)	54.81	(5,557)	51.50
Forfeited or expired	(817)	46.13	(133)	35.81
Outstanding at end of period	185,928	$58.58	210,134	$57.30
Options exercisable at June 30	125,983	$55.61	121,745	$53.51

As of June 30, 2025, there was $1,011,000 of total unrecognized cost related to non-vested stock options granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.12 years.

Stock Appreciation Rights

As of June 30, 2025, the Company had outstanding 138,627 cash-settled stock appreciation rights with a weighted average exercise price of $56.49.

The following table summarizes information about cash-settled SARS activity for the six months ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SARs outstanding at beginning of period	142,785	$55.03	157,020	$54.88
Granted	7,000	76.30	817	71.50
Exercised	(11,158)	50.34	(4,335)	53.67
Forfeited or expired	—	—	(2,000)	62.10
Outstanding at end of period	138,627	$56.49	151,502	$54.90
SARS exercisable at June 30	102,041	$53.18	101,692	$51.00

As of June 30, 2025, there was $780,000 of total unrecognized cost related to non-vested SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.18 years.

Time-based Vesting Restricted Shares and Restricted Share Units

A summary of restricted share awards activity for the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025		June 30, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	153	$66.70	301	$66.70
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2025	153	$66.70	301	$66.70

A summary of restricted share unit ("RSU") awards activity for the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025		June 30, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	24,482	$70.44	14,458	$69.00
Granted	1,833	76.30	13,957	71.59
Vested	(5,676)	70.38	(2,725)	69.00
Forfeited	—	—	(833)	69.00
Outstanding at June 30, 2025	20,639	$70.98	24,857	$70.46

The restricted shares and RSUs vest over various time periods. As of June 30, 2025, there was $5,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 0.39 years. As of June 30, 2025, there was $1,204,000 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be expensed over a weighted-average period of 3.30 years.

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

A summary of the PSUs activity for the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025		June 30, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	738	$67.85	1,107	$67.85
Granted	—	—	—	—
Vested	(369)	67.85	(369)	67.85
Forfeited	—	—	—	—
Outstanding at June 30, 2025	369	$67.85	738	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	369

As of June 30, 2025, there was $15,000 of total unrecognized compensation cost related to non-vested PSUs. The cost is expected to be expensed over a weighted-average period of 0.59 years.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2025, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2025 and December 31, 2024 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2025
Total capital to risk weighted assets:
Consolidated	$649,277	14.7%	$352,552	8.0%	$440,690	10.0%
Wilson Bank	641,536	14.6	352,427	8.0	440,534	10.0
Tier 1 capital to risk weighted assets:
Consolidated	594,178	13.5	264,414	6.0	264,414	6.0
Wilson Bank	586,456	13.3	264,320	6.0	352,427	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	594,178	13.5	198,311	4.5	N/A	N/A
Wilson Bank	586,456	13.3	198,240	4.5	286,347	6.5
Tier 1 capital to average assets:
Consolidated	594,178	10.5	226,541	4.0	N/A	N/A
Wilson Bank	586,456	10.4	226,470	4.0	283,088	5.0

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Total capital to risk weighted assets:
Consolidated	$615,180	14.5%	$338,916	8.0%	$423,646	10.0%
Wilson Bank	609,568	14.4	338,788	8.0	423,485	10.0
Tier 1 capital to risk weighted assets:
Consolidated	563,128	13.3	254,188	6.0	254,188	6.0
Wilson Bank	557,516	13.2	254,090	6.0	338,787	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	562,925	13.3	190,641	4.5	N/A	N/A
Wilson Bank	557,313	13.2	190,568	4.5	275,264	6.5
Tier 1 capital to average assets:
Consolidated	563,128	10.4	216,949	4.0	N/A	N/A
Wilson Bank	557,516	10.3	216,873	4.0	271,092	5.0

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

The following tables present the financial instruments carried at fair value as of June 30, 2025 and December 31, 2024, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2025
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,675	$4,675	$—	$—
U.S. Government sponsored enterprises	160,417	—	160,417	—
Mortgage-backed securities	526,066	—	526,066	—
Asset-backed securities	48,908	—	48,908	—
State and municipal securities	153,627	—	153,627	—
Total investment securities available-for-sale	893,693	4,675	889,018	—
Mortgage loans held for sale	5,094	—	5,094	—
Derivative instruments	97	—	97	—
Other investments	2,209	—	—	2,209
Total assets	$901,093	$4,675	$894,209	$2,209

Derivative instruments	35	—	35	—
Total liabilities	$35	$—	$35	$—

December 31, 2024
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,538	$4,538	$—	$—
U.S. Government sponsored enterprises	161,973	—	161,973	—
Mortgage-backed securities	454,196	—	454,196	—
Asset-backed securities	50,817	—	50,817	—
Corporate bonds	2,396	—	2,396	—
State and municipal securities	153,973	—	153,973	—
Total investment securities available-for-sale	827,893	4,538	823,355	—
Mortgage loans held for sale	2,529	—	2,529	—
Derivative instruments	61	—	61	—
Other investments	2,191	—	—	2,191
Total assets	$832,674	$4,538	$825,945	$2,191

Derivative instruments	—	—	—	—
Total liabilities	$—	$—	$—	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2025
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans (¹)	4,275	—	—	4,275
Total	$4,275	$—	$—	$4,275
December 31, 2024
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans (¹)	37,045	—	—	37,045
Total	$37,045	$—	$—	$37,045

(1)
The carrying value of collateral dependent loans at June 30, 2025 and December 31, 2024 is net of a valuation allowance of $418,000 and $408,000, respectively.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2025 and December 31, 2024:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2025, there were no transfers between Levels 1, 2 or 3.The tables below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2025 and 2024 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended June 30,
	2025		2024
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, April 1	$2,207	—	$2,080	—
Total realized gains included in income	2	—	21	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,209	—	$2,101	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$2	—	$21	—

	For the Six Months Ended June 30,
	2025		2024
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,191	—	$2,045	—
Total realized gains included in income	18	—	56	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,209	—	$2,101	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$18	—	$56	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2025 and December 31, 2024. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value(¹)	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Financial assets:
Cash and cash equivalents	$245,313	245,313	245,313	—	—
Loans, net	4,234,091	4,166,792	—	—	4,166,792
Mortgage servicing rights	1,255	1,722	—	1,722	—
Financial liabilities:
Deposits	5,039,737	4,481,579	—	—	4,481,579

December 31, 2024
Financial assets:
Cash and cash equivalents	$247,589	247,589	247,589	—	—
Loans, net	4,042,392	3,986,187	—	—	3,986,187
Mortgage servicing rights	1,139	1,654	—	1,654	—
Financial liabilities:
Deposits	4,830,034	4,253,072	—	—	4,253,072

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2025, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2025.

The Company's effective tax rate for the three and six months ended June 30, 2025 was 23.24% and 23.60%, respectively, compared to 21.71% and 22.43%, respectively, for the same periods in 2024. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at June 30, 2025 and 2024 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the six months ended June 30, 2025, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2021 through 2024 and the IRS for the years ended December 31, 2022 through 2024.

Note 10. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options, RSUs and PSUs.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$19,115	$16,137	$35,507	$28,905
Denominator – Weighted average number of common shares outstanding	11,996,239	11,769,300	11,979,603	11,760,683
Basic earnings per common share	$1.59	$1.37	$2.96	$2.46
Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$19,115	$16,137	$35,507	$28,905
Denominator – Weighted average number of common shares outstanding	11,996,239	11,769,300	11,979,603	11,760,683
Dilutive effect of stock options, RSUs and PSUs	38,715	30,936	38,038	30,338
Weighted average diluted common shares outstanding	12,034,954	11,800,236	12,017,641	11,791,021
Diluted earnings per common share	$1.59	$1.37	$2.95	$2.45

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2025 is as follows:

Commitments to extend credit	$1,197,137,000
Standby letters of credit	$134,368,000

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

Off-balance-sheet credit exposures are recognized on the balance sheet within accrued interest and other liabilities. The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the six months ended June 30, 2025 and 2024.

	(In Thousands)
	2025	2024
Beginning balance, January 1	$2,555	3,147
Credit loss expense (benefit)	(270)	—
Ending balance, June 30	$2,285	3,147

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended June 30, 2025 and 2024.

	(In Thousands)
	2025	2024
Beginning balance, April 1	$2,162	3,147
Credit loss expense (benefit)	123	—
Ending balance, June 30	$2,285	3,147

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

On May 16, 2025 Moody's Investors Services downgraded the United States credit rating to Aa1 from Aaa primarily over concerns of the increased Federal debt, continuing deficits, the resulting increase in interest costs and the potential inability of the government to respond to future economic events.

The downgrade could potentially lead to higher interest rates which would likely impact financial market stability and volatility. Management will continue to evaluate the impact of the change in the rating and incorporate the information into its current risk management and financial analysis.

In July 2025, the Bank opened a loan production office in Nolensville, Tennessee. The Bank entered into a lease for the location for the new loan production office. The costs associated with this expansion, including lease expenses, are not expected to be significant.

Note 12. Branch Acquisition

Effective April 25, 2025, the Bank consummated its acquisition of certain assets and assumption of certain liabilities related to a branch office of another bank in Cookeville, Tennessee. As part of the acquisition, the bank acquired approximately $14.1 million in loans and assumed approximately $25.3 million in deposits. The credit and interest rate marks related to the loans and deposits were not significant. The Company recorded approximately $1.1 million in goodwill and $429,000 in core deposit intangibles in connection with the transaction. The core deposit intangible will be amortized over 10 years ranging from $35,000 to $49,000 per year and is included in other assets in the Company’s consolidated financial statements. At June 30, 2025, the balance of the core deposit intangible was $395,000. The acquisition did not qualify as significant under the SEC's regulations.

Note 13. Segment Information

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

The Company’s Chief Operating Decision-Maker ("CODM") is made up of the Chief Executive Officer, Chief Financial Officer, President, Chief Administration Officer, Chief Credit Officer, Chief Risk Officer, Chief Operating Officer, Chief Experience Officer, Chief Human Resources Officer, and Chief Information Officer. The key measure of banking segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net earnings, as reported on the Company's Consolidated Statements of Earnings. The measure of banking segment assets is reported on the Company’s Consolidated Balance Sheets as total assets.

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

The following tables reflects consolidated financial data of the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024:

	Banking Segment
	Dollars In Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income	$81,094	68,945	$157,596	133,887
Reconciliation of revenue
Other revenues	8,942	8,655	17,039	15,873
Total consolidated revenues	$90,036	77,600	$174,635	149,760
Less:
Interest expense	32,156	30,485	64,079	59,866
Segment net interest income and noninterest income	$57,880	47,115	$110,556	89,894
Less:
Provision for credit losses - loans	2,507	—	4,740	—
Provision for credit losses - off-balance sheet exposures	123	—	(270)	—
Salaries and employee benefits	18,511	16,910	36,383	33,455
Data processing expense	2,852	2,370	5,445	4,722
Occupancy expenses, net	1,542	1,473	3,001	2,757
Advertising & public relations expense	1,103	832	1,900	1,581
Furniture and equipment expense	749	756	1,512	1,502
FDIC insurance	1,025	721	2,156	1,628
Other segment items (a)	4,540	3,370	9,183	6,900
Income tax expense	5,793	4,490	10,974	8,377
Segment net earnings/consolidated net earnings	$19,135	16,193	$35,532	28,972
Net earnings attributable to noncontrolling interest	(20)	(56)	(25)	(67)
Net earnings attributable to Wilson Bank Holding Company	$19,115	16,137	$35,507	28,905

	Banking Segment
	Dollars in Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of net earnings
Net earnings for reportable segment	$19,115	16,137	$35,507	28,905
Other earnings	—	—	—	—
Net earnings attributable to Wilson Bank Holding Company	$19,115	16,137	$35,507	28,905

	Banking Segment
	Dollars in Thousands
	June 30, 2025	December 31, 2024
Reconciliation of assets
Total assets for reportable segment	$5,631,784	5,358,659
Other assets	—	—
Total consolidated assets	$5,631,784	5,358,659

(a) Other segment items includes equity-based compensation, accounting, legal & consulting expenses, directors' fees, fees and licenses, telephone expenses, franchise tax, and other overhead expenses.

Note 14. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after June 30, 2025, through the date of the issued financial statements.

In July 2025, the Bank opened a loan production office in Nolensville, Tennessee. The Bank entered into a lease for the location for the new loan production office. The costs associated with this expansion, including lease expenses, are not expected to be significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of Wilson Bank Holding Company (the "Company", "our" or "we") and its bank subsidiary, Wilson Bank & Trust (the "Bank"). Encompass Home Lending LLC ("Encompass"), a company offering mortgage banking services, was 51% owned by the Bank. Effective June 1, 2025 the Bank sold its 51% membership interest to Encompass Home Lending Investors, LLC, the other member of Encompass. The results of Encompass through the date of sale are consolidated in the Company's financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2025 (the "2024 Form 10-K") for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,”

“suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the 2024 Form 10-K, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of U.S. and global economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability, (iv) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (v) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions, political uncertainty, inflationary pressures and the elevated rate environment, supply chain disruptions and labor shortages on our customers and on their businesses, (vi) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, (vii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (viii) the ability to grow and retain low-cost core deposits, (ix) the impact of changes in interest rates on the value of the Company's mortgage servicing rights, (x) significant downturns in the business of one or more large customers, (xi) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (xiii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xiv) an inadequate allowance for credit losses, (xv) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvi) results of regulatory examinations, (xvii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xviii) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xix) loss of key personnel, (xx) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, and (xxi) the impact of changes in corporate tax rates. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2025	2024	2025 - 2024 Percent Increase (Decrease)	2025	2024	2025 - 2024 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share (GAAP)	$1.59	$1.37	16.06%	$2.96	$2.46	20.33%
Pre-tax pre-provision basic earnings per share (1)	$2.30	$1.75	31.43%	$4.25	$3.17	34.07%
Diluted earnings per common share (GAAP)	$1.59	$1.37	16.06%	$2.95	$2.45	20.41%
Cash dividends per common share	$—	$—	0.00%	$1.00	$0.75	33.33%
Dividends declared per common share as a percentage of basic earnings per common share	—%	—%	0.00%	33.78%	30.49%	10.79%

(1)
Excludes income tax expense, provision for credit losses-loans, provision for credit losses-available for sale securities, and provision for credit losses on off-balance sheet exposures.

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2025	2024	2025 - 2024 Percent Increase (Decrease)	2025	2024	2025 - 2024 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (GAAP) (1)	14.69%	14.84%	(1.01)%	14.04%	13.39%	4.85%
Pre-tax pre-provision annualized return on average shareholders' equity (2)	21.16%	18.97%	11.54%	20.15%	17.27%	16.68%
Annualized return on average assets (GAAP) (3)	1.38%	1.31%	5.34%	1.31%	1.19%	10.08%
Pre-tax pre-provision annualized return on average assets (2)	1.98%	1.68%	17.86%	1.87%	1.53%	22.22%
Efficiency ratio (GAAP) (4)	52.39%	56.10%	(6.61)%	53.89%	58.45%	(7.80)%

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
(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	June 30, 2025	December 31, 2024	2025 - 2024 Percent Increase (Decrease)
CONSOLIDATED BALANCE SHEET RATIOS:
Total capital to assets ratio	9.43%	8.95%	5.36%
Equity to assets ratio (Average equity divided by average total assets)	9.29%	9.00%	3.22%
Tier 1 capital to average assets	10.49%	10.38%	1.06%
Non-performing asset ratio	0.19%	0.10%	90.00%
Book value per common share	$44.24	$40.39	9.53%

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pre-tax pre-provision income:
Net income attributable to common shareholders (GAAP)	$19,115	$16,137	$35,507	$28,905
Add: provision for credit losses - loans	2,507	—	4,740	—
Add: provision (benefit) for credit losses on off-balance sheet exposures	123	—	(270)	—
Add: provision for credit losses - available-for-sale securities	—	—	—	—
Add: income tax expense	5,793	4,490	10,974	8,377
Pre-tax pre-provision income	$27,538	$20,627	$50,951	$37,282

Pre-tax pre-provision basic earnings per share:
Pre-tax pre-provision income	$27,538	$20,627	$50,951	$37,282
Weighted average shares	11,996,239	11,769,300	11,979,603	11,760,683

Basic earnings per common share (GAAP)	$1.59	$1.37	$2.96	$2.46
Provision for credit losses - loans	$0.21	$—	$0.40	$—
Provision (benefit) for credit losses on off-balance sheet exposures	$0.01	$—	$(0.02)	$—
Provision for credit losses - available-for-sale securities	$—	$—	$—	$—
Income tax expense	$0.49	$0.38	$0.91	$0.71
Pre-tax pre-provision basic earnings per common share	$2.30	$1.75	$4.25	$3.17

Pre-tax pre-provision annualized return on average shareholders' equity:
Pre-tax pre-provision income	$27,538	$20,627	$50,951	$37,282
Average total shareholders' equity	$521,878	$437,247	$509,962	$434,126

Annualized return on average shareholders' equity (GAAP)	14.69%	14.84%	14.04%	13.39%
Provision for credit losses - loans	1.93%	—%	1.87%	—%
Provision (benefit) for credit losses on off-balance sheet exposures	0.09%	—%	(0.11)%	—%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	4.45%	4.13%	4.35%	3.88%
Pre-tax pre-provision annualized return on average shareholders' equity	21.16%	18.97%	20.15%	17.27%
Pre-tax pre-provision annualized return on average assets:
Pre-tax pre-provision income	$27,538	$20,627	$50,951	$37,282
Average assets	$5,566,839	$4,935,958	$5,486,457	$4,902,554

Annualized return on average assets (GAAP)	1.38%	1.31%	1.31%	1.19%
Provision for credit losses - loans	0.18%	—%	0.17%	—%
Provision (benefit) for credit losses on off-balance sheet exposures	0.01%	—%	(0.01)%	—%
Provision for credit losses - available-for-sale securities	—%	—%	—%	—%
Income tax expense	0.41%	0.37%	0.40%	0.34%
Pre-tax pre-provision annualized return on average assets	1.98%	1.68%	1.87%	1.53%

Results of Operations

Net earnings of the Company for the three months ended June 30, 2025 were $19,115,000 an increase of $2,978,000, or 18.45%, from net earnings of $16,137,000 for the three months ended June 30, 2024. Net earnings of the Company increased $6,602,000, or 22.84%, to $35,507,000 for the six months ended June 30, 2025, from $28,905,000 in the first half of 2024. The increase in net earnings for the three and six months ended June 30, 2025 was primarily due to an increase in net interest income and non-interest income, partially offset by increases in non-interest expense and provision for credit losses.

The increase in net interest income for the three and six months ended June 30, 2025 when compared to the comparable periods in 2024 was primarily due to an increase in average interest earning asset balances, an increase in the average yield earned on earning assets, and a decrease in the cost of funds, partially offset by an increase in average interest bearing deposit balances.

The changes in non-interest income and non-interest expenses are discussed in more detail below in the sections of this report titled, "Non-Interest Income" and "Non-Interest Expense". The changes in provision for credit losses is discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets ("ROA") and return on average shareholders' equity ("ROE") are common benchmarks for bank profitability and in the case of the Company are calculated by taking our annualized net earnings for the relevant period and dividing that amount by our average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain employee bonuses. The ROA for the three and six months ended June 30, 2025 was 1.38% and 1.31%, respectively, while the ROA for the three and six months ended June 30, 2024 was 1.31% and 1.19%, respectively. The ROE for the three and six months ended June 30, 2025 was 14.69% and 14.04%, respectively, while the ROE for the three and six months ended June 30, 2024 was 14.84% and 13.39%, respectively. The increase in ROA for the three and six months ended June 30, 2025 and the increase in ROE for the six months ended June 30, 2025 was primarily due to an increase in net interest income resulting from an increase in earning assets, partially offset by increases in non-interest expense and provision for credit losses. While net earnings and shareholder's equity both increased for the second quarter of 2025 when compared to the same period of 2024, the decrease in ROE is due to the growth in shareholder's equity outpacing the growth in net earnings in such quarter.

Effective April 25, 2025, the Bank consummated its acquisition of certain assets and assumption of certain liabilities related to a branch office of another bank in Cookeville, Tennessee. As part of the acquisition, the bank acquired approximately $14.1 million in loans and assumed approximately $25.3 million in deposits. The credit and interest rate marks related to the loans and deposits were not significant. The Company recorded approximately $1.1 million in goodwill and $429,000 in core deposit intangibles in connection with the transaction. The core deposit intangible will be amortized over 10 years ranging from $35,000 to $49,000 per year and is included in other assets in the Company’s consolidated financial statements. At June 30, 2025, the balance of the core deposit intangible was $395,000. The acquisition did not qualify as significant under the SEC's regulations.

In July 2025, the Bank opened a loan production office in Nolensville, Tennessee. The Bank entered into a lease for the location for the new loan production office. The costs associated with this expansion, including lease expenses, are not expected to be significant.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and six months ended June 30, 2025 and 2024 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025 versus June 30, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,232,313	6.81%	$71,863	$3,665,564	6.62%	$60,262	$9,799	$1,802	$11,601
State income tax credits (2)	—	0.07	756	—	0.07	675	22	59	81
Total loans, net of unearned interest	4,232,313	6.88	72,619	3,665,564	6.69	60,937	9,821	1,861	11,682
Investment securities—taxable	815,343	2.94	5,980	788,905	2.87	5,634	201	145	346
Investment securities—tax exempt	39,373	2.82	277	64,195	2.63	419	(330)	188	(142)
Taxable equivalent adjustment (3)	—	0.75	74	—	0.70	111	(93)	56	(37)
Total tax-exempt investment securities	39,373	3.58	351	64,195	3.32	530	(423)	244	(179)
Total investment securities	854,716	2.97	6,331	853,100	2.91	6,164	(222)	389	167
Loans held for sale	4,381	4.12	45	3,090	7.16	55	88	(98)	(10)
Federal funds sold	9,867	4.35	107	9,399	5.65	132	38	(63)	(25)
Accounts with depository institutions	250,689	4.38	2,739	190,952	4.98	2,366	1,926	(1,553)	373
Restricted equity securities	4,230	7.87	83	3,765	8.23	77	24	(18)	6
Total earning assets	5,356,196	6.13	81,924	4,725,870	5.93	69,731	11,675	518	12,193	17.49%
Cash and due from banks	25,694			24,903
Allowance for credit losses	(51,529)			(44,694)
Bank premises and equipment	62,069			62,235
Other assets	174,409			167,644
Total assets	$5,566,839			$4,935,958

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025 versus June 30, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$952,158	0.83%	$1,971	$916,321	0.84%	$1,904	$143	$(76)	$67
Money market demand accounts	1,421,808	2.56	9,062	1,228,575	2.78	8,477	3,970	(3,385)	585
Time deposits	1,831,659	4.20	19,162	1,591,107	4.72	18,677	9,906	(9,421)	485
Other savings	396,779	1.94	1,920	330,521	1.72	1,410	308	202	510
Total interest-bearing deposits	4,602,404	2.80	32,115	4,066,524	3.01	30,468	14,327	(12,680)	1,647
Finance leases	4,209	3.91	41	2,239	2.88	16	18	7	25
Fed funds purchased	1	—	—	54	6.29	1	—	(1)	(1)
Total interest-bearing liabilities	4,606,614	2.80	32,156	4,068,817	3.01	30,485	14,345	(12,674)	1,671	5.48%
Non-interest bearing deposits	393,384			387,658
Other liabilities	44,963			42,236
Shareholders’ equity	521,878			437,247
Total liabilities and shareholders’ equity	$5,566,839			$4,935,958
Net interest income, on a tax equivalent basis			$49,768			$39,246	$(2,670)	$13,192	$10,522	26.81%
Net interest margin (4)		3.73%			3.34%
Net interest spread (5)		3.33%			2.92%

Notes:

(1)
Loan fees of $4,163,000 are included in interest income for the period ended June 30, 2025. Loan fees of $4,309,000 are included in interest income for the period ended June 30, 2024.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025 versus June 30, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,181,861	6.75%	$139,976	$3,632,356	6.46%	$116,679	$17,967	$5,330	$23,297
State income tax credits (2)	—	0.07	1,399	—	0.07	1,350	184	(135)	49
Total loans, net of unearned interest	4,181,861	6.82	141,375	3,632,356	6.53	118,029	18,151	5,195	23,346
Investment securities—taxable	801,674	2.93	11,639	776,366	2.78	10,722	345	572	917
Investment securities—tax exempt	39,988	2.80	556	65,283	2.62	850	(453)	159	(294)
Taxable equivalent adjustment (3)	—	0.75	148	—	0.70	226	(121)	43	(78)
Total tax-exempt investment securities	39,988	3.55	704	65,283	3.31	1,076	(574)	202	(372)
Total investment securities	841,662	2.96	12,343	841,649	2.82	11,798	(229)	774	545
Loans held for sale	3,756	4.35	81	3,109	6.21	96	41	(56)	(15)
Federal funds sold	9,836	4.28	209	9,797	5.58	272	3	(66)	(63)
Accounts with depository institutions	236,318	4.24	4,964	203,432	5.05	5,109	1,586	(1,731)	(145)
Restricted equity securities	4,056	8.50	171	3,600	8.88	159	30	(18)	12
Total earning assets	5,277,489	6.08	159,143	4,693,943	5.80	135,463	19,582	4,098	23,680	17.48%
Cash and due from banks	25,869			25,386
Allowance for credit losses	(50,477)			(44,739)
Bank premises and equipment	61,793			62,231
Other assets	171,783			165,733
Total assets	$5,486,457			$4,902,554

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025 versus June 30, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$950,827	0.84%	$3,959	$919,247	0.81%	$3,707	$124	$128	$252
Money market demand accounts	1,386,314	2.55	17,497	1,196,483	2.71	16,106	3,823	(2,432)	1,391
Time deposits	1,828,407	4.32	39,171	1,596,563	4.69	37,249	8,921	(6,999)	1,922
Other savings	373,518	1.82	3,377	327,699	1.70	2,771	399	207	606
Total interest-bearing deposits	4,539,066	2.84	64,004	4,039,992	2.98	59,833	13,267	(9,096)	4,171
Federal Home Loan Bank advances	6	—	—	—	—	—	—	—	—
Finance leases	3,870	3.86	74	2,242	2.87	32	29	13	42
Fed funds purchased	21	8.81	1	27	6.29	1	—	—	—
Total interest-bearing liabilities	4,542,963	2.84	64,079	4,042,261	2.98	59,866	13,296	(9,083)	4,213	7.04%
Non-interest bearing deposits	390,169			382,862
Other liabilities	43,363			43,305
Shareholders’ equity	509,962			434,126
Total liabilities and shareholders’ equity	$5,486,457			$4,902,554
Net interest income, on a tax equivalent basis			$95,064			$75,597	$6,286	$13,181	$19,467	25.75%
Net interest margin (4)		3.63%			3.24%
Net interest spread (5)		3.24%			2.82%

Notes:

(1)
Loan fees of $7,737,000 are included in interest income for the period ended June 30, 2025. Loan fees of $6,901,000 are included in interest income for the period ended June 30, 2024.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,
	2025		2024
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	67,700	6.42%	55,953	6.15%
Origination and other fee income	4,163	0.39%	4,309	0.47%
Loan state income tax credits	756	0.07%	675	0.07%
Total	$72,619	6.88%	$60,937	6.69%

	Six Months Ended June 30,
	2025		2024
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	132,239	6.38%	109,778	6.08%
Origination and other fee income	7,737	0.37%	6,901	0.38%
Loan state income tax credits	1,399	0.07%	1,350	0.07%
Total	$141,375	6.82%	$118,029	6.53%

Net interest margin for the three months ended June 30, 2025 and 2024 was 3.73% and 3.34%, respectively. Net interest margin for the six months ended June 30, 2025 and 2024 was 3.63% and 3.24%, respectively. The increase in net interest margin for the first half of 2025 was primarily due to the increase in average interest earning asset balances, an increase in the yield earned on loans and securities, and a decrease in cost of funds, partially offset by increased deposit balances and a decrease in the yield earned on accounts with depository institutions and federal funds sold. The yield on loans increased during the three and six months ended June 30, 2025 when compared to the comparable periods in 2024 due to the origination of loans at a higher rate than the previous portfolio rate. The net interest spread was 3.33% and 2.92% for the three months ended June 30, 2025 and 2024. The net interest spread was 3.24% and 2.82% for the six months ended June 30, 2025 and 2024, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and six months ended June 30, 2025 totaled $48,938,000 and $93,517,000, respectively. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and six months ended June 30, 2024 totaled $38,460,000 and $74,021,000, respectively.

The increase in net interest income for the three and six months ended June 30, 2025 compared to the comparable periods in 2024 was primarily due to an increase in the volume of average interest-earning assets, which along with an increase in the average yield on loans and securities, contributed to an increase in interest income on loans, and an increase in interest and dividends earned on securities, partially offset by an increase in interest expense resulting from an increase in the volume of average interest-bearing deposits.

The ratio of average interest-earning assets to total average assets for the three and six months ended June 30, 2025 was 96.2%, compared to 95.7% for the three and six months ended June 30, 2024.

Interest expense increased in the three and six months ended June 30, 2025 when compared to the comparable periods in 2024 due to an increase in the volume of average interest-bearing deposits offset in part by a reduction in the average interest rate we are paying on deposit accounts. Though we have been able to lower the rates we pay on deposits as the Federal Reserve began cutting rates in September 2024, if competitive pressures increase, the Federal Reserve does not cut the federal funds rate any further or loan growth outpaces deposit growth, we may have to once again raise the rates we pay on deposits which would negatively impact our net interest margin. Even if rates remain at current levels or the Federal Reserve begins to cut rates again, we expect interest expense to continue to increase due to an increase in overall deposit balances.

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

The provision for credit losses-loans of $2,507,000 for the three months ended June 30, 2025 was primarily driven by our branch acquisition, deterioration in the national and local economic outlook, and loan growth. There was no provision for the three months ended June 30, 2024 primarily due to an improved economic outlook offsetting loan growth reserve requirements.

The provision for credit losses-loans of $4,740,000 for the six months ended June 30, 2025 was primarily driven by loan growth and deterioration in the national and local economic outlook. There was no provision for the six months ended June 30, 2024 primarily due to an improved national economic outlook offset marginally by increased local property type specific risk.

As discussed below under Financial Condition-Loans, loan growth was higher for the six months ended June 30, 2025 compared to the same period for 2024. Loan growth for the six months ended June 30, 2025 was $196,056,000, while loan growth for the six months ended June 30, 2024 was $161,883,000.

There was a provision for credit losses-off balance sheet exposures of $123,000 for the three months ended June 30, 2025 related to increased loan commitments. A net benefit to the provision for credit losses-off balance sheet exposures of $270,000 for the six months ended June 30, 2025, was primarily due to an updated expected line utilization and an increase in our unconditionally cancellable commitments. There was no provision or benefit for the credit losses-off balance sheet exposures for the three and six months ended June 30, 2024.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the six months ended June 30, 2025 and 2024:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

June 30, 2025
Residential 1-4 family real estate	$3,910	$17	$1,162,327	—%
Commercial and multi-family real estate	(3,539)	—	1,576,544	—
Construction, land development and farmland	2,397	6	944,176	—
Commercial, industrial and agricultural	1,666	(108)	146,621	(0.07)
1-4 family equity lines of credit	(405)	—	240,595	—
Consumer and other	711	(298)	111,598	(0.27)
Total	$4,740	$(383)	$4,181,861	(0.01)%
June 30, 2024
Residential 1-4 family real estate	$46	$26	980,184	—%
Commercial and multi-family real estate	218	—	1,326,433	—
Construction, land development and farmland	(459)	6	884,896	—
Commercial, industrial and agricultural	(100)	(1)	123,076	—
1-4 family equity lines of credit	68	—	212,648	—
Consumer and other	227	(218)	105,119	(0.21)
Total	$—	$(187)	$3,632,356	(0.01)%

The provision for credit losses-loans charged to operating expense requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Other factors which, in management’s judgment, deserve current recognition in estimating expected credit losses include growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans, adverse situations and/or current economic conditions that may affect our borrowers' ability to repay and the estimated value of any underlying collateral.

There was no provision for credit losses on available-for-sale securities for the three and six months ended June 30, 2025 and 2024, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)	2025	2024	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,193	$2,015	$178	8.83%	$4,253	$3,986	$267	6.70%
Brokerage income	2,456	2,457	(1)	(0.04)	4,868	4,318	550	12.74
Debit and credit card interchange income, net	2,491	2,700	(209)	(7.74)	4,358	4,608	(250)	(5.43)
Other fees and commissions	396	400	(4)	(1.00)	796	784	12	1.53
Income on BOLI and annuity contracts	594	546	48	8.79	1,197	1,017	180	17.70
Gain on sale of loans	831	837	(6)	(0.72)	1,562	1,625	(63)	(3.88)
Mortgage servicing income (loss), net	(5)	1	(6)	(600.00)	(6)	3	(9)	(300.00)
Loss on sale of fixed assets	(6)	(2)	(4)	(200.00)	(12)	(203)	191	94.09
Gain (loss) on sale of securities, net	(2)	(318)	316	99.37	11	(318)	329	(103.46)
Loss on sale of other assets	(4)	(2)	(2)	(100.00)	(2)	(3)	1	33.33
Loss on sale of investment in joint venture	(4)	—	(4)	(100.00)	(4)	—	(4)	(100.00)
Other income	2	21	(19)	(90.48)	18	56	(38)	(67.86)
Total non-interest income	$8,942	$8,655	$287	3.32%	$17,039	$15,873	$1,166	7.35%

The increase in non-interest income for the three months ended June 30, 2025 when compared to the comparable period in 2024 is primarily attributable to a decrease in loss on sale of securities and increased service charges on deposit accounts, partially offset by decreases in gain on sale of loans and debit and credit card interchange income. The increase in non-interest income for the six months ended June 30, 2025 when compared to the comparable period in 2024 is primarily attributable to increases in brokerage income, gain on sale of securities, and service charges on deposit accounts, partially offset by decreases in gain on sale of loans and debit and credit card interchange income.

The improvement in gain (loss) on sale of securities for the three and six months ended June 30, 2025 was primarily due to the realized loss on a security that was redeemed by the issuer in the second quarter of 2024.

The increase in service charges on deposit accounts for the three and six months ended June 30, 2025 was primarily due to increases in overdraft and insufficient funds charges, ATM transaction volume, and treasury service charges.

The increase in brokerage income for the six months ended June 30, 2025 was primarily due to multiple client acquisitions and estate planning cases resulting in an increase of overall production and market share, the successful addition of new advisor relationships, and the positive performance of financial markets in a variety of diversified areas.

The decrease in gain on sale of loans for the three and six months ended June 30, 2025 was primarily driven by the Company’s decision to retain servicing rights on loans sold in 2025. In contrast, servicing rights were not retained on loans sold in the first half of 2024. Additionally, the decline was impacted by rising mortgage interest rates experienced in the second quarter of 2025.

The decrease in net debit and credit card interchange income for the three and six months ended June 30, 2025 was primarily due to an increase in the pricing structure from our core processor.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)	2025	2024	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$18,511	$16,910	$1,601	9.47%	$36,383	$33,455	$2,928	8.75%
Occupancy expenses, net	1,542	1,473	69	4.68	3,001	2,757	244	8.85
Advertising & public relations expense	1,103	832	271	32.57	1,900	1,581	319	20.18
Furniture and equipment expense	749	756	(7)	(0.93)	1,512	1,502	10	0.67
Data processing expense	2,852	2,370	482	20.34	5,445	4,722	723	15.31
Directors’ fees	186	187	(1)	(0.53)	339	365	(26)	(7.12)
FDIC insurance	1,025	721	304	42.16	2,156	1,628	528	32.43
Audit, legal & consulting expenses	574	329	245	74.47	1,474	705	769	109.08
Other operating expenses	3,780	2,854	926	32.45	7,370	5,830	1,540	26.42
Total non-interest expense	$30,322	$26,432	$3,890	14.72%	$59,580	$52,545	$7,035	13.39%

The increase in non-interest expense for the three and six months ended June 30, 2025 when compared to the comparable periods in 2024 is primarily attributable to increases in salaries and employee benefits, other operating expenses, data processing expense, audit, legal and consulting expenses, FDIC insurance, and advertising and public relations expense.

The increase in salaries and benefits for the three and six months ended June 30, 2025 was primarily driven by several factors tied to the Company’s continued operational expansion, including an increase in the number of employees necessary to support higher business volumes and strategic initiatives reflecting the Company's operational growth. Also contributing to the increase was higher incentive compensation expenses, attributable to increased loan production and a higher accrual for annual bonuses based on performance metrics and projected year-end payouts.

The increase in other operating expenses in the three and six months ended June 30, 2025 was primarily due to an increase in credit card expense, an increase in expenses related to employee recruitment, and an increase in expenses related to employee education.

The increase in data processing expense in the three and six months ended June 30, 2025 primarily due to implementation of additional information security solutions, replacement of technology equipment, and an increase in the overall number of customers. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow, the demand for digital products and services from customers increases, and the cyber threat environment grows.

The increase in audit, legal and consulting expenses in the three and six months ended June 30, 2025 was primarily due to the timing and payment of invoices related to our annual audit. Also contributing to the increase in the second quarter was increased legal costs and consulting costs related to a new loan origination platform and other strategic initiatives.

The increase in FDIC insurance in the three and six months ended June 30, 2025 was primarily due to the bank's growth throughout 2024.

The increase in advertising and public relations expense in the three and six months ended June 30, 2025 was primarily due to the opening of new branches in the second half of 2024 and the first six months of 2025, including the branch office we acquired in Cookeville, Tennessee on April 25, 2025, and the associated advertising costs.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the six months ended June 30, 2025 and 2024 was 53.89% and 58.45%, respectively. The efficiency ratio for the three months ended June 30, 2025 and 2024 was 52.39% and 56.10%, respectively. The improvement in the efficiency ratio for the three and six months ended June 30, 2025 compared to the comparable periods in 2024 was primarily due to increases in net interest income, outpacing the increases in non-interest expense.

Income Taxes

The Company's income tax expense for the three months ended June 2025 was $5,793,000, an increase of $1,303,000 from $4,490,000 for the three months ended June 2024. The Company’s income tax expense was $10,974,000 for the six months ended June 30, 2025, an increase of $2,597,000 from $8,377,000 for the comparable period in 2024. The percentage of income tax expense to net income before taxes was 23.24% and 21.71% for the three months ended June 30, 2025 and 2024, respectively. The percentage of income tax expense to net income before taxes was 23.60% and 22.43% for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as share-based compensation, bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $273,125,000, or 5.10%, to $5,631,784,000 at June 30, 2025 from $5,358,659,000 at December 31, 2024. Loans, net of allowance for credit losses, totaled $4,234,091,000 at June 30, 2025, a 4.74% increase compared to $4,042,392,000 at December 31, 2024. In 2025, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus. Total liabilities increased by 4.55% to $5,100,828,000 at June 30, 2025 compared to $4,878,956,000 at December 31, 2024.

Loans

The following details the loans of the Company at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$1,202,642	28.0%	$1,133,966	27.6%	$68,676	6.06%
Commercial and multi-family real estate	1,624,965	37.8	1,544,340	37.7	80,625	5.22
Construction, land development and farmland	956,871	22.2	941,193	22.9	15,678	1.67
Commercial, industrial and agricultural	150,131	3.5	144,619	3.5	5,512	3.81
1-4 family equity lines of credit	248,424	5.8	235,240	5.7	13,184	5.60
Consumer and other	118,108	2.7	106,235	2.6	11,873	11.18
Total loans before net deferred loan fees	$4,301,141	100.0%	$4,105,593	100.0%	$195,548	4.76%

Overall, the Bank's loan demand and related new loan production remained steady throughout the Bank's markets in the first half of 2025, yielding a year-to-date total loan growth net of deferred loan fees of 4.79%. Total loan growth net of deferred loan fees for the first half of 2025 was $196,056,000. Contributing to the Company's loan growth in the first half of 2025 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Bank's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. The Company anticipates that loan growth will be steady throughout the rest of 2025.

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

Our allowance for credit losses for loans at June 30, 2025 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. The allowance for credit losses for loans (net of charge-offs and recoveries) increased to $53,854,000 at June 30, 2025 from $49,497,000 at December 31, 2024, primarily due to a worsening economic outlook and loan growth. The allowance for credit losses for loans was 1.26% of total loans outstanding at June 30, 2025 compared to 1.21% at December 31, 2024. The internally classified loans as a percentage of the allowance for credit losses for loans were 101.8% and 97.0% respectively, at June 30, 2025 and December 31, 2024. The increase was primarily a result of deteriorating credits in the residential 1-4 family real estate segment.

The following schedule provides an allocation of the allowance for credit losses for loans by portfolio segment for the Company as of June 30, 2025 and December 31, 2024:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2025
Residential 1-4 family real estate	$13,635	28.0%	$1,202,642	1.13%
Commercial and multi-family real estate	16,664	37.8	1,624,965	1.03
Construction, land development and farmland	17,066	22.2	956,871	1.78
Commercial, industrial and agricultural	3,260	3.5	150,131	2.17
1-4 family equity lines of credit	1,485	5.8	248,424	0.60
Consumer and other	1,744	2.7	118,108	1.48
Total	$53,854	100.0%	4,301,141	1.25
Net deferred loan fees			(13,196)
			$4,287,945	1.26%
December 31, 2024
Residential 1-4 family real estate	$9,708	27.6%	$1,133,966	0.86%
Commercial and multi-family real estate	20,203	37.7	1,544,340	1.31
Construction, land development and farmland	14,663	22.9	941,193	1.56
Commercial, industrial and agricultural	1,702	3.5	144,619	1.18
1-4 family equity lines of credit	1,890	5.7	235,240	0.80
Consumer and other	1,331	2.6	106,235	1.25
Total	$49,497	100.0%	4,105,593	1.21
Net deferred loan fees			(13,704)
			$4,091,889	1.21%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible as of the measurement date. The allowance for credit losses for loans as a percentage of total loans outstanding at June 30, 2025, net of deferred fees, increased from the year ended December 31, 2024. The increase was primarily driven by a deteriorating economic factor outlook utilized within our allowance models.

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

In estimating expected credit losses as of June 30, 2025, we utilized then available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody's Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annual growth rates in the range of 0.9% to 1.5%; (ii) a U.S. unemployment rate in the range of approximately 4.3% to 4.8%; (iii) a Home Price Index annual growth rates in the range of approximately 0.7% to 2.4%; (iv) a CRE Price Index annual growth rates in the range of approximately -5.8% to -0.6%; and (v) Gross Private Investment annual growth rates in the range of approximately -4.8% and 2.2%.

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

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs for the three months ended June 30, 2025 were $133,000 compared to net charge-offs of $81,000 for the three months ended June 30, 2024, an increase of $52,000. Net charge-offs increased by $196,000 to $383,000 for the six months ended June 30, 2025, compared to net charge-offs of $187,000 for the six months ended June 30, 2024. The ratio of net charge-offs to average total outstanding loans was 0.01% for the six months ended June 30, 2025 and six months ended June 30, 2024. Overall, the Bank experienced minimal charge-offs during the three and six months ended June 30, 2025 and it is expected that charge-offs will continue to be modest for the remainder of 2025; however, a deterioration in local economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased $270,000 from $2,555,000 at December 31, 2024 to $2,285,000 at June 30, 2025 as a result of an updated expected line utilization and an increase in our unconditionally cancellable commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer to determine the adequacy of the allowance for credit losses and provided to the Board of Directors. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at June 30, 2025 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $65,800,000, or 7.95%, to $893,693,000 at June 30, 2025 from $827,893,000 at December 31, 2024. The increase is primarily due to the purchase of new securities and the decrease in the unrealized loss position of our securities portfolio, partially offset by the sale of securities and the run-off of our declining balance securities. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2025 was 2.72% with a weighted average life of 7.05 years, as compared to an average yield of 2.47% and a weighted average life of 7.00 years at December 31, 2024. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment increased $1,441,000, or 2.34%, from December 31, 2024 to June 30, 2025. The primary reason for the increase was due to the purchase of the Cookeville branch and the purchase of computer equipment and software, partially offset by current year depreciation of $2,073,000.

Deposits and Other Liabilities

Deposits increased by $209,703,000, or 4.34%, in the first half of 2025, primarily due to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. Additionally, the Bank opened new branches in December of 2024 and March of 2025, and purchased a branch in April of 2025, effectively expanding the customer base. The Company had no brokered deposits at June 30, 2025 or December 31, 2024.

The average balance and weighted average interest rate paid for deposit types for the quarters ended June 30, 2025, December 31, 2024 and June 30, 2024 are detailed in the following schedule:

	June 30, 2025		December 31, 2024		June 30, 2024
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$393,384	—%	$397,606	—%	$387,658	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	952,158	0.83	950,912	0.92	916,321	0.84
Money market demand accounts	1,421,808	2.56	1,309,650	2.87	1,228,575	2.78
Time deposits	1,831,659	4.20	1,795,281	4.65	1,591,107	4.72
Other savings	396,779	1.94	334,719	1.80	330,521	1.72
Total interest-bearing deposits	4,602,404	2.80%	4,390,562	3.09%	4,066,524	3.01%
Total deposits	$4,995,788	2.58%	$4,788,168	2.84%	$4,454,182	2.75%

At June 30, 2025 and December 31, 2024, we estimate that we had approximately $1.5 billion and $1.4 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 29% of our total deposits exceeded the FDIC deposit insurance limits at June 30, 2025. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $257,145,000, or 5.10% of total deposits, at June 30, 2025, compared to $200,650,000, or 4.15% of total deposits, at December 31, 2024.

Principal maturities of certificates of deposit and individual retirement accounts at June 30, 2025 are as follows:

In Thousands
Maturity
2025	$736,905
2026	814,262
2027	172,946
2028	97,504
2029	5,527
Thereafter	499
$1,827,643

The increase in total liabilities since December 31, 2024 was composed of a $209,703,000, or 4.34%, increase in total deposits and a $12,169,000, or 24.87%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities since December 31, 2024 was primarily attributable to an increase in employee bonus payable, an increase in escrow payable, and an increase in finance lease payable due to the opening of the Chattanooga full service branch.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at June 30, 2025 totaled $10,495,000, an increase of $4,946,000 from $5,549,000 at December 31, 2024. The increase in non-performing loans is primarily due to an increase in residential 1-4 family real estate. Management believes that it is possible that it could incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio ("NPA") is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended June 30, 2025 and December 31, 2024 was 0.19% and 0.10%, respectively.

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

At June 30, 2025 the Company had a recorded investment in collateral dependent loans totaling $4,693,000, a decrease of $32,760,000 from a recorded investment in collateral dependent loans totaling $37,453,000 at December 31, 2024. The decrease during the six months ended June 30, 2025 as compared to December 31, 2024 is primarily due to a change in the criteria used to classify loans as collateral dependent loans. Management periodically evaluates the criteria for classifying collateral dependent loans based on the risk rating and the dollar amount of the loan. Management adjusted the criteria in the first quarter of 2025. As of June 30, 2025, a $418,000 valuation allowance was recorded on collateral dependent loans due to one loan relationship compared to a valuation allowance of $408,000 as of December 31, 2024. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

Total past due and nonaccrual loans at June 30, 2025 were $58,299,000, an increase of $41,698,000 from $16,601,000 at December 31, 2024, primarily due to one large land development loan relationship and one large commercial real estate loan relationship in the 30-59 days past due category. The increase in nonaccrual loans was largely due to the credit deterioration experienced in several 1-4 family real estate loans. The increase in past due loans that have been modified within the last 12 months was primarily due to the commercial real estate loan mentioned above.

At June 30, 2025, as a result of the downgrade of a few large borrowers in the 1-4 family real estate segment, our internally classified loans increased $6,827,000, or 14.22%, to $54,832,000 from $48,005,000 at December 31, 2024. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Management continues to develop and execute performance improvement plans with these borrowers and continues to believe these loans are well collateralized. If economic uncertainty remains in the market, or management's performance improvement plan proves to be unsuccessful, our classified loan balances and non-performing assets could increase further.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 9.90% at June 30, 2025 and 10.80% at December 31, 2024. The decrease in our liquidity ratio is primarily attributable to a decrease in liquid assets primarily due to an increase in the dollar amount of our available-for-sale securities that we have pledged to secure certain of our customers' deposits.

The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source of liquidity. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At June 30, 2025, the Company’s liquid assets totaled $557.4 million, a decrease from $578.7 million at December 31, 2024, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at June 30, 2025. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of June 30, 2025, the Company had available approximately $118.5 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $570.8 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At June 30, 2025, securities totaling approximately $69.0 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2025, loans totaling approximately $488.2 million will become due within twelve months from that date.

As for liabilities, at June 30, 2025, certificates of deposit of $250,000 or greater totaling approximately $555.5 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee ("ALCO") meets quarterly to analyze the interest rate shock ("IRR") simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a neutral interest-rate risk position as of June 30, 2025, though the Company’s net interest margin and earnings could be negatively impacted if the Company's ability to lower deposit rates (in a falling rate environment) or limit the increases to deposit rates (in a rising rate environment), is limited by other factors including as a result of competitive pressures or loan growth outpacing our ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2025, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(2.99)%	(3.56)%	(1.93)%	(1.05)%	(2.30)%	(3.79)%
EVE	(12.14)%	(5.65)%	(1.73)%	(1.46)%	(3.65)%	(6.55)%

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

Off Balance Sheet Arrangements

At June 30, 2025, we had unfunded loan commitments outstanding of $1,197,137,000 and outstanding standby letters of credit of $134,368,000, compared to $1,172,339,000 and $128,728,000, respectively, at December 31, 2024. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2025, total shareholders’ equity was $530,956,000, or 9.43% of total assets, which compares with $479,703,000, or 8.95% of total assets, at December 31, 2024. The increase in shareholders’ equity during the six months ended June 30, 2025 is the result of the net effect of $566,000 related to stock option compensation, restricted share awards, RSUs, and PSUs, the Company’s net earnings of $35,507,000, proceeds from the issuance of common stock related to exercise of stock options of $82,000, and a decrease of $18,737,000 in unrealized losses on investment securities, net of applicable income taxes of $6,629,000. Also included was $25,000 of net earnings attributable to the noncontrolling members of Encompass. The increase in shareholders' equity was partially offset by cash dividends declared of $11,902,000, net of $8,466,000 reinvested under the Company’s dividend reinvestment plan and the sale of the Bank's interest in Encompass.

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

There have been no material changes in reported market risks during the six months ended June 30, 2025.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
The following table discloses shares of our common stock repurchased during the three months ended June 30, 2025.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$8,000,000
May 1, 2025 - May 31, 2025	—	$—	—	$8,000,000
June 1, 2025 - June 30, 2025	—	$—	—	$8,000,000

_______________

(1)
On January 27, 2025, the Company’s Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the share repurchase program that the Board of Directors had authorized on October 28, 2024 and which expired on March 31, 2025. This authorization is to remain in effect through March 31, 2026. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. The Company did not repurchase any shares of its Common Stock under its current share repurchase program during the three months ended June 30, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Disclosure

During the quarter ended June 30, 2025, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended June 30, 2025, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

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

The Company is aware that from time to time a small number of transactions involving its common stock are reported in the over-the-counter market, but the Company has no information about the settlement of these transactions or whether the shares of common stock purported to have been transferred were delivered to the purported purchaser. The Bank, in its capacity as the Company’s transfer agent, has received no information from the parties to these purported transactions that would allow the Bank, acting as the Company’s transfer agent, to record these transfers on the books of the Company. These purported trades have historically been infrequent and typically involved a small number of shares of the Company’s common stock. During the quarter ended June 30, 2025, two trades were reported on the over-the-counter market at prices ranging from $150 to $175 per share. The most recent price at which the Company’s common stock has traded and been recorded as settled in the Company’s transfer records was $77.60 per share.

Item 6. EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement (Directors) under the Wilson Bank Holding Company 2025 Equity Incentive Plan. *#

10.2	Form of Restricted Share Unit Award Agreement (Directors) under the Wilson Bank Holding Company 2025 Equity Incentive Plan. *#

10.3	First Amendment to the Wilson Bank & Trust Supplemental Retirement Plan Agreement, dated as of October 26, 2020, by and between Wilson Bank & Trust and Taylor Walker.*#

10.4	Second Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and Taylor Walker.*#

10.5

Wilson Bank & Trust Supplemental Executive Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and Kayla Hawkins, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 26, 2025.#

10.6

Split Dollar Life Insurance Agreement, dated as of June 23, 2025, by and between Wilson Bank & Trust and Kayla Hawkins, incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on June 26, 2025.#

10.7

Third Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and John C. McDearman III, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025. #

10.8

Third Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and John Foster, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025. #

10.9

Third Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and Clark Oakley, incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025. #

10.10	Third Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of August 1, 2025, by and between Wilson Bank & Trust and Taylor Walker.*#

10.11	Fourth Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of August 1, 2025, by and between Wilson Bank & Trust and John C. McDearman III.*#

10.12	Fourth Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of August 1, 2025, by and between Wilson Bank & Trust and John Foster.*#

10.13	Fourth Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of August 1, 2025, by and between Wilson Bank & Trust and Clark Oakley.*#

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

#Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 8, 2025	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 8, 2025	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)