Form 10-Q
period 2025-09-30
WILSON BANK HOLDING CO
filed 2025-11-07
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Common stock outstanding: 12,135,530 shares at November 7, 2025.

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

	(Unaudited)	(Audited)
	September 30, 2025	December 31, 2024
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$4,368,958	$4,091,889
Less: Allowance for credit losses	(55,012)	(49,497)
Net loans	4,313,946	4,042,392
Securities available-for-sale, at market (amortized cost $973,547 and $947,341, respectively)	892,449	827,893
Loans held for sale	4,245	2,529
Interest bearing deposits	342,315	211,271
Restricted equity securities	4,285	3,876
Federal funds sold	9,756	9,791
Total earning assets	5,566,996	5,097,752
Cash and due from banks	26,918	26,527
Bank premises and equipment, net	62,650	61,549
Accrued interest receivable	17,924	16,914
Deferred income tax asset	37,458	46,048
Bank owned life insurance	68,799	61,948
Other assets	50,296	43,116
Goodwill	5,877	4,805
Total assets	$5,836,918	$5,358,659
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$396,648	$383,168
Interest bearing	932,477	968,198
Savings and money market accounts	1,995,789	1,669,607
Time	1,896,348	1,809,061
Total deposits	5,221,262	4,830,034
Accrued interest payable and other liabilities	61,930	48,922
Total liabilities	5,283,192	4,878,956
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 12,133,280 and 11,876,770 shares, respectively	24,267	23,754
Additional paid-in capital	169,670	150,739
Retained earnings	419,692	393,238
Noncontrolling interest in consolidated subsidiary	—	203
Accumulated other comprehensive losses, net of taxes of $21,195 and $31,217 respectively	(59,903)	(88,231)
Total shareholders’ equity	553,726	479,703
Total liabilities and shareholders’ equity	$5,836,918	$5,358,659

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$73,141	$65,400	$213,117	$182,079
Interest and dividends on securities:
Taxable securities	6,362	5,493	18,001	16,215
Exempt from federal income taxes	270	352	826	1,202
Interest on loans held for sale	43	49	124	145
Interest on federal funds sold	107	127	316	399
Interest on balances held at depository institutions	2,964	2,281	7,928	7,390
Interest and dividends on restricted securities	93	112	264	271
Total interest income	82,980	73,814	240,576	207,701
Interest expense:
Interest on negotiable order of withdrawal accounts	1,824	2,100	5,783	5,807
Interest on money market and savings accounts	12,555	10,405	33,429	29,282
Interest on time deposits	19,074	20,277	58,245	57,526
Interest on Federal funds purchased	—	—	1	1
Interest on finance leases	40	17	114	49
Total interest expense	33,493	32,799	97,572	92,665
Net interest income before provision for credit losses	49,487	41,015	143,004	115,036
Provision for credit losses - loans	1,373	3,563	6,113	3,563
Provision for credit losses - off-balance sheet exposures	27	(563)	(243)	(563)
Net interest income after provision for credit losses	48,087	38,015	137,134	112,036
Non-interest income:
Service charges on deposit accounts	2,296	2,116	6,549	6,102
Brokerage income	2,570	2,107	7,438	6,425
Debit and credit card interchange income, net	1,933	2,014	6,291	6,622
Other fees and commissions	429	386	1,225	1,170
Income on BOLI and annuity contracts	595	466	1,792	1,483
Gain on sale of loans	371	637	1,933	2,262
Mortgage servicing income (loss)	233	(2)	227	1
Loss on sale of fixed assets	(57)	(11)	(69)	(214)
Loss on sale of securities, net	(2,526)	(1,414)	(2,515)	(1,732)
Loss on sale of other assets	—	(1)	(2)	(4)
Loss on sale of investment in joint venture	—	—	(4)	—
Other income	118	84	136	140
Total non-interest income	5,962	6,382	23,001	22,255
Non-interest expense:
Salaries and employee benefits	18,696	17,889	55,079	51,344
Occupancy expenses, net	1,643	1,503	4,644	4,260
Advertising & public relations expense	1,342	872	3,242	2,453
Furniture and equipment expense	703	774	2,215	2,276
Data processing expense	2,953	2,432	8,398	7,154
Directors’ fees	185	183	524	548
FDIC insurance	1,000	721	3,156	2,349
Audit, legal & consulting expenses	401	438	1,875	1,143
Other operating expenses	3,970	3,209	11,340	9,039
Total non-interest expense	30,893	28,021	90,473	80,566
Earnings before income taxes	23,156	16,376	69,662	53,725
Income taxes	5,285	3,665	16,259	12,042
Net earnings	17,871	12,711	53,403	41,683
Net earnings attributable to noncontrolling interest	—	(25)	(25)	(92)
Net earnings attributable to Wilson Bank Holding Company	$17,871	$12,686	$53,378	$41,591
Weighted average number of common shares outstanding-basic	12,098,160	11,834,944	12,019,556	11,785,618
Weighted average number of common shares outstanding-diluted	12,137,713	11,867,581	12,057,875	11,816,419
Basic earnings per common share	$1.48	$1.07	$4.44	$3.53
Diluted earnings per common share	$1.47	$1.07	$4.43	$3.52
Dividends per common share	$1.25	$1.00	$2.25	$1.75

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Thousands)
Net earnings	$17,871	$12,711	$53,403	$41,683
Other comprehensive earnings:
Unrealized gains on available-for-sale securities	10,458	32,351	35,835	24,633
Reclassification adjustment for net losses included in net earnings	2,526	1,414	2,515	1,732
Tax effect	(3,393)	(8,824)	(10,022)	(6,891)
Other comprehensive earnings	9,591	24,941	28,328	19,474
Comprehensive earnings	27,462	37,652	81,731	61,157
Comprehensive earnings attributable to noncontrolling interest	—	(25)	(25)	(92)
Comprehensive earnings attributable to Wilson Bank Holding Company	$27,462	$37,627	$81,706	$61,065

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three Months Ended:
September 30, 2025
Balance at beginning of period	$24,001	159,606	416,843	—	(69,494)	530,956
Cash dividends declared, $1.25 per share	—	—	(15,027)	—	—	(15,027)
Issuance of 130,631 shares of common stock pursuant to dividend reinvestment plan	262	9,875	—	—	—	10,137
Issuance of 2,270 shares of common stock pursuant to exercise of stock options, net	4	(22)	—	—	—	(18)
Forfeiture of performance stock units	—	—	2	—	—	2
Forfeiture of restricted stock units	—	—	3	—	—	3
Share based compensation expense	—	211	—	—	—	211
Net change in fair value of available-for-sale securities during the period, net of taxes of $3,393	—	—	—	—	9,591	9,591
Net earnings for the quarter	—	—	17,871	—	—	17,871
Balance at end of period	$24,267	169,670	419,692	—	(59,903)	553,726

September 30, 2024
Balance at beginning of period	$23,504	141,657	377,390	136	(93,630)	449,057
Cash dividends declared, $1.00 per share	—	—	(11,777)	—	—	(11,777)
Issuance of 113,909 shares of common stock pursuant to dividend reinvestment plan	227	8,099	—	—	—	8,326
Issuance of 290 shares of common stock pursuant to exercise of stock options, net	1	(29)	—	—	—	(28)
Share based compensation expense	—	253	—	—	—	253
Net change in fair value of available-for-sale securities during the period, net of taxes of $8,824	—	—	—	—	24,941	24,941
Net earnings for the quarter	—	—	12,686	25	—	12,711
Balance at end of period	$23,732	149,980	378,299	161	(68,689)	483,483

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity, Continued

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Nine Months Ended:
September 30, 2025
Balance at beginning of period	$23,754	150,739	393,238	203	(88,231)	479,703
Cash dividends declared, $2.25 per share	—	—	(26,929)	—	—	(26,929)
Issuance of 243,363 shares of common stock pursuant to dividend reinvestment plan	487	18,116	—	—	—	18,603
Issuance of 7,102 shares of common stock pursuant to exercise of stock options, net	14	50	—	—	—	64
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 5,676 restricted stock units	11	(11)	—	—	—	—
Forfeiture of performance stock units	—	—	2	—	—	2
Forfeiture of restricted stock units	—	—	3	—	—	3
Share based compensation expense	—	777	—	—	—	777
Net change in fair value of available-for-sale securities during the period, net of taxes of $10,022	—	—	—	—	28,328	28,328
Net earnings for the period	—	—	53,378	25	—	53,403
Sale of subsidiary interest	—	—	—	(228)	—	(228)
Balance at end of period	$24,267	169,670	419,692	—	(59,903)	553,726

September 30, 2024
Balance at beginning of period	$23,373	136,866	357,260	69	(88,163)	429,405
Cash dividends declared, $1.75 per share	—	—	(20,552)	—	—	(20,552)
Issuance of 203,489 shares of common stock pursuant to dividend reinvestment plan	406	14,325	—	—	—	14,731
Issuance of 3,387 shares of common stock pursuant to exercise of stock options, net	7	74	—	—	—	81
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 2,725 restricted stock units	5	(5)	—	—	—	—
Repurchase of 30,187 common shares	(60)	(2,121)	—	—	—	(2,181)
Share based compensation expense	—	842	—	—	—	842
Net change in fair value of available-for-sale securities during the period, net of taxes of $6,891	—	—	—	—	19,474	19,474
Net earnings for the period	—	—	41,591	92	—	41,683
Balance at end of period	$23,732	149,980	378,299	161	(68,689)	483,483

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025 and 2024

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$53,403	$41,683
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	5,870	3,000
Deferred income tax benefit	(1,432)	(928)
Depreciation and amortization of premises and equipment	3,246	3,077
Loss on sale of fixed assets	69	214
Net amortization of securities	493	1,360
Net realized loss on sale of securities	2,515	1,732
Gains on mortgage loans sold, net	(1,933)	(2,262)
Share-based compensation expense	777	842
Loss on sale of other assets	2	4
Loss on sale of investment in joint venture	4	—
Increase in value of life insurance and annuity contracts	(1,792)	(1,483)
Mortgage loans originated for resale	(54,510)	(39,270)
Proceeds from sale of mortgage loans	54,727	40,873
Gain on lease modification	(52)	—
Right of use asset amortization	333	302
Amortization of premium on loans	68	—
Amortization of core deposit intangibles	34	—
Accretion of premium on time deposits	(49)	—
Amortization of mortgage servicing rights	240	230
Change in:
Accrued interest receivable	(979)	(559)
Other assets	(499)	(7,416)
Accrued interest payable	(29)	6,660
Other liabilities	10,043	5,884
TOTAL ADJUSTMENTS	17,146	12,260
NET CASH PROVIDED BY OPERATING ACTIVITIES	70,549	53,943
INVESTING ACTIVITIES
Activities in available for sale securities:
Purchases	(156,918)	(124,927)
Sales	75,928	87,254
Maturities, prepayments and calls	51,776	47,972
Purchases of restricted equity securities	(409)	(440)
Net increase in loans	(262,950)	(393,366)
Purchase of buildings, leasehold improvements, and equipment	(2,681)	(2,619)
Proceeds from sale of premises and equipment	58	—
Proceeds from sale of other assets	55	48
Purchase of life insurance and annuity contracts	(12,179)	(712)
Redemption of annuity contracts	514	513
Cash received from sale of investment in joint venture	40	—
Cash received from acquisition, net	8,132	—
NET CASH USED IN INVESTING ACTIVITIES	(298,634)	(386,277)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	286,604	145,481
Net change in deposits - time	79,248	193,994
Change in escrow balances	2,177	(73)
Repayment of finance lease obligation	(59)	(26)
Sale of subsidiary interest	(228)	—
Issuance of common stock related to exercise of stock options	64	81
Forfeiture of performance stock units	2	—
Forfeiture of restricted stock units	3	—
Repurchase of common stock	—	(2,181)
Cash dividends paid on common stock	(8,326)	(5,821)
NET CASH PROVIDED BY FINANCING ACTIVITIES	359,485	331,455
NET CHANGE IN CASH AND CASH EQUIVALENTS	131,400	(879)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	247,589	252,635
CASH AND CASH EQUIVALENTS - END OF PERIOD	$378,989	$251,756

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

For the nine months ended September 30, 2025 and 2024

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$97,564	$86,005
Taxes	$18,143	$14,544
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $(10,022) and $(6,891) for the nine months ended September 30, 2025 and 2024, respectively	$28,328	$19,474
Non-cash transfers from loans to other assets	$54	$57

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)
Cash and cash equivalents summary:
Interest bearing deposits	$342,315	$220,601
Federal funds sold	9,756	9,448
Cash and due from banks	26,918	21,707
Cash and cash equivalents - end of period	$378,989	$251,756

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

Recently Adopted Accounting Standards

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued this pronouncement and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index as of September 30, 2025.

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

The following schedule details the loans of the Company at September 30, 2025 and December 31, 2024:

	(In Thousands)
	September 30, 2025	December 31, 2024

Residential 1-4 family real estate	$1,257,363	$1,133,966
Commercial and multi-family real estate	1,696,762	1,544,340
Construction, land development and farmland	911,655	941,193
Commercial, industrial and agricultural	148,622	144,619
1-4 family equity lines of credit	252,417	235,240
Consumer and other	115,195	106,235
Total loans before net deferred loan fees	4,382,014	4,105,593
Net deferred loan fees	(13,056)	(13,704)
Total loans	4,368,958	4,091,889
Less: Allowance for credit losses	(55,012)	(49,497)
Net loans	$4,313,946	$4,042,392

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

Allowance For Credit Losses ("ACL") - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification ("ASC") Topic 326 ("ASC 326") Financial Instruments-Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information from internal and external sources relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The ACL process is regularly reviewed and updated as needed based on quarterly reviews, new data, and/or calculation improvements with material impacts disclosed as appropriate.

Loans are charged off when management believes that the full collectability of the loan is unlikely. As such, a loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Transactions in the allowance for credit losses for the three months ended September 30, 2025 and 2024 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2025
Allowance for credit losses - loans:
Beginning balance, July 1	$13,635	16,664	17,066	3,260	1,485	1,744	53,854
Provision for credit losses	777	621	(353)	78	54	196	1,373
Charge-offs	—	—	—	(31)	—	(306)	(337)
Recoveries	9	—	11	—	—	102	122
Ending balance	$14,421	17,285	16,724	3,307	1,539	1,736	55,012

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2024
Allowance for credit losses - loans:
Beginning balance, July 1	$8,837	17,640	13,574	1,432	1,877	1,301	44,661
Provision	377	1,642	1,247	119	(5)	183	3,563
Charge-offs	—	—	—	(9)	—	(266)	(275)
Recoveries	8	—	11	—	—	74	93
Ending balance	$9,222	19,282	14,832	1,542	1,872	1,292	48,042

Transactions in the allowance for credit losses for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2025
Allowance for credit losses - loans:
Beginning balance, January 1	$9,708	20,203	14,663	1,702	1,890	1,331	49,497
Provision for credit losses	4,687	(2,918)	2,044	1,744	(351)	907	6,113
Charge-offs	—	—	—	(180)	—	(850)	(1,030)
Recoveries	26	—	17	41	—	348	432
Ending balance	$14,421	17,285	16,724	3,307	1,539	1,736	55,012

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2024
Allowance for credit losses - loans:
Beginning balance, January 1	$8,765	17,422	14,027	1,533	1,809	1,292	44,848
Provision	423	1,860	788	19	63	410	3,563
Charge-offs	—	—	—	(23)	—	(727)	(750)
Recoveries	34	—	17	13	—	317	381
Ending balance	$9,222	19,282	14,832	1,542	1,872	1,292	48,042

The following table presents the amortized cost basis of collateral dependent loans at September 30, 2025 and December 31, 2024 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
September 30, 2025
Residential 1-4 family real estate	$3,047	—	3,047
Commercial and multi-family real estate	24,587	—	24,587
Construction, land development and farmland	1,370	—	1,370
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$29,004	—	29,004

	In Thousands
	Real Estate	Other	Total
December 31, 2024
Residential 1-4 family real estate	$1,485	—	1,485
Commercial and multi-family real estate	31,273	—	31,273
Construction, land development and farmland	2,521	—	2,521
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	2,009	—	2,009
Consumer and other	—	—	—
	$37,288	—	37,288

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

The following tables present the Company’s nonaccrual loans and past due loans as of September 30, 2025 and December 31, 2024.

Loans on Nonaccrual Status

	In Thousands
	September 30,	December 31,
	2025	2024
Residential 1-4 family real estate	$6,923	$452
Commercial and multi-family real estate	25,045	3,616
Construction, land development and farmland	661	—
Commercial, industrial and agricultural	215	—
1-4 family equity lines of credit	131	750
Consumer and other	—	—
Total	$32,975	$4,818

Past Due Loans

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual or Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment in Loans Greater Than 89 Days Past Due and Accruing
September 30, 2025
Residential 1-4 family real estate	$1,488	1,654	8,010	11,152	1,246,211	1,257,363	$1,087
Commercial and multi-family real estate	289	—	25,045	25,334	1,671,428	1,696,762	—
Construction, land development and farmland	2,686	555	5,038	8,279	903,376	911,655	4,377
Commercial, industrial and agricultural	715	588	215	1,518	147,104	148,622	—
1-4 family equity lines of credit	882	79	734	1,695	250,722	252,417	603
Consumer and other	381	213	73	667	114,528	115,195	73
Total	$6,441	3,089	39,115	48,645	4,333,369	4,382,014	$6,140
December 31, 2024
Residential 1-4 family real estate	$5,854	1,462	766	8,082	1,125,884	1,133,966	$314
Commercial and multi-family real estate	—	2	3,616	3,618	1,540,722	1,544,340	—
Construction, land development and farmland	742	—	162	904	940,289	941,193	162
Commercial, industrial and agricultural	184	562	113	859	143,760	144,619	113
1-4 family equity lines of credit	960	581	840	2,381	232,859	235,240	90
Consumer and other	568	137	52	757	105,478	106,235	52
Total	$8,308	2,744	5,549	16,601	4,088,992	4,105,593	$731

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

The following tables present the amortized cost basis of loans at September 30, 2025 and September 30, 2024 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025 or nine months ended September 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Nine Months Ended September 30, 2025
Residential 1-4 family real estate	$—	$1,790	$1,422	$—	$681	$43	0.31%
Commercial and multi-family real estate	—	2,060	3,271	—	—	—	0.31%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	232	—	—	—	0.16%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,850	$4,925	$—	$681	$43	0.22%

As of September 30, 2025, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Nine Months Ended September 30, 2024
Residential 1-4 family real estate	$—	$—	$1,485	$—	$—	$—	0.14%
Commercial and multi-family real estate	—	—	23,602	—	—	—	1.58%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$25,087	$—	$—	$—	0.63%

As of September 30, 2024, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

The following tables present the amortized cost basis of loans at September 30, 2025 and September 30, 2024 that were both experiencing financial difficulty and modified during the three months ended September 30, 2025 or three months ended September 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended September 30, 2025
Residential 1-4 family real estate	$—	$650	$484	$—	$325	$43	0.12%
Commercial and multi-family real estate	—	2,060	—	—	—	—	0.12%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$2,710	$484	$—	$325	$43	0.08%

As of September 30, 2025, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended September 30, 2024
Residential 1-4 family real estate	$—	$—	$535	$—	$—	$—	0.05%
Commercial and multi-family real estate	—	—	23,602	—	—	—	1.58%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$24,137	$—	$—	$—	0.60%

As of September 30, 2024, the Company had not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified within the last twelve months as of September 30, 2025:

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
September 30, 2025
Residential 1-4 family real estate	$384	$—	$407	$3,552	$4,343
Commercial and multi-family real estate	—	—	22,527	5,331	27,858
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	138	94	232
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$384	$—	$23,072	$8,977	$32,433

As evidenced in the table above, $23,456,000 of loans that were modified within the twelve months prior to September 30, 2025 were thirty (30) days or more past due at September 30, 2025.

The following table presents the performance of such loans that had been modified within the last twelve months as of September 30, 2024:

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
September 30, 2024
Residential 1-4 family real estate	$—	$—	$—	$1,485	$1,485
Commercial and multi-family real estate	—	—	—	23,602	23,602
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$25,087	$25,087

As evidenced above, no loans that were modified within the twelve months prior to September 30, 2024 were thirty (30) days or more past due at September 30, 2024.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.45%	16	6	$—	—%	6	—
Commercial and multi-family real estate	—	—	6	7	—	—	10	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	22	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	0.45%	10	6	$—	—%	10	—

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.23%	20	5	$—	—%	6	—
Commercial and multi-family real estate	—	—	—	7	—	—	10	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	0.23%	20	6	$—	—%	10	—

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Residential 1-4 family real estate	$—	$1,932	$—	$—	$—	$1,932	$938	$—
Commercial and multi-family real estate	—	—	22,527	—	—	—	22,527	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	232	—	—	—	232	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$1,932	$22,759	$—	$—	$1,932	$23,697	$—

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

As of September 30, 2025, the Bank had four loans totaling $23,893,000 in the process of foreclosure which consisted of one large commercial real estate loan, one construction and land development loan, and two residential 1-4 family real estate loans. As of December 31, 2024, the Bank had four loans totaling $1,073,000 in the process of foreclosure.

Potential problem loans, which include nonperforming loans, amounted to approximately $69.9 million at September 30, 2025 and $48.0 million at December 31, 2024. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of September 30, 2025:

	In Thousands

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
September 30, 2025
Residential 1-4 family real estate
Pass	$187,779	282,523	136,545	249,857	199,305	168,880	10,620	1,235,509
Special mention	493	3,540	1,624	2,307	686	4,036	30	12,716
Substandard	—	4,718	1,625	1,633	194	565	403	9,138
Total Residential 1-4 family real estate	$188,272	290,781	139,794	253,797	200,185	173,481	11,053	1,257,363
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$133,821	291,404	173,368	320,803	360,921	323,858	61,175	1,665,350
Special mention	—	—	—	—	—	4,090	2,276	6,366
Substandard	—	—	2,060	22,528	—	458	—	25,046
Total Commercial and multi-family real estate	$133,821	291,404	175,428	343,331	360,921	328,406	63,451	1,696,762
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$217,765	270,746	41,231	87,696	26,733	24,310	232,562	901,043
Special mention	—	863	1,855	3,811	899	128	903	8,459
Substandard	—	683	1,170	—	—	—	300	2,153
Total Construction, land development and farmland	$217,765	272,292	44,256	91,507	27,632	24,438	233,765	911,655
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$28,480	21,574	9,452	22,422	3,118	26,975	35,562	147,583
Special mention	94	—	599	4	4	—	106	807
Substandard	138	—	1	9	—	8	76	232
Total Commercial, industrial and agricultural	$28,712	21,574	10,052	22,435	3,122	26,983	35,744	148,622
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	86	57	6	—	—	31	180
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	247,863	247,863
Special mention	—	—	—	—	—	—	4,423	4,423
Substandard	—	—	—	—	—	—	131	131
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	252,417	252,417
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other
Pass	$32,132	18,112	10,823	3,936	1,021	19,653	29,082	114,759
Special mention	63	72	107	79	22	21	—	364
Substandard	11	16	27	13	4	—	1	72
Total Consumer and other	$32,206	18,200	10,957	4,028	1,047	19,674	29,083	115,195
Consumer and other:
Current-period gross charge-offs	$16	49	116	94	2	—	573	850

The table below presents loan balances classified within each risk rating category based on year of origination as of September 30, 2025:

	In Thousands
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
September 30, 2025
Pass	$599,977	884,359	371,419	684,714	591,098	563,676	616,864	4,312,107
Special mention	650	4,475	4,185	6,201	1,611	8,275	7,738	33,135
Substandard	149	5,417	4,883	24,183	198	1,031	911	36,772
Total	$600,776	894,251	380,487	715,098	592,907	572,982	625,513	4,382,014

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

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$—	—	—	—
U.S. Government-sponsored enterprises (GSEs)	144,366	147	11,866	132,647
Mortgage-backed securities	608,613	1,864	48,179	562,298
Asset-backed securities	43,658	48	757	42,949
Corporate notes and other	2,500	—	—	2,500
Obligations of states and political subdivisions	174,410	4	22,359	152,055
	$973,547	2,063	83,161	892,449

	December 31, 2024
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies	$4,927	—	389	4,538
U.S. Government-sponsored enterprises (GSEs)	183,912	8	21,947	161,973
Mortgage-backed securities	520,729	55	66,588	454,196
Asset-backed securities	51,110	108	401	50,817
Corporate notes and other	2,500	—	104	2,396
Obligations of states and political subdivisions	184,163	—	30,190	153,973
	$947,341	171	119,619	827,893

As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $179,779,000 (fair value of $164,912,000) and $146,369,000 (fair value of $126,426,000) at September 30, 2025 and December 31, 2024, respectively.

Securities carried on the balance sheet of approximately $629,962,000 (approximate market value of $570,119,000) and $581,017,000 (approximate market value of $499,585,000) were pledged to secure public deposits and for other purposes as required by law at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at September 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$841	$833
Due after one year through five years	85,396	78,952
Due after five years through ten years	263,618	240,566
Due after ten years	623,692	572,098
	$973,547	$892,449

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2025	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$—	$—	—	$—	$—
U.S. Government-sponsored enterprises (GSEs)	192	1	1	120,854	11,865	51	121,046	11,866
Mortgage-backed securities	75,610	513	12	347,964	47,666	209	423,574	48,179
Asset-backed securities	13,495	85	5	20,686	672	9	34,181	757
Corporate notes and other	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	4,148	115	2	146,933	22,244	148	151,081	22,359
	$93,445	$714	20	$636,437	$82,447	417	$729,882	$83,161

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2024	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Treasury and other U.S. government agencies	$—	$—	—	$4,538	$389	2	$4,538	$389
U.S. Government-sponsored enterprises (GSEs)	12,226	258	3	147,828	21,689	67	160,054	21,947
Mortgage-backed securities	90,776	2,043	24	348,035	64,545	216	438,811	66,588
Asset-backed securities	14,103	75	5	17,170	326	7	31,273	401
Corporate notes and other	—	—	—	2,396	104	1	2,396	104
Obligations of states and political subdivisions	5,108	77	3	148,865	30,113	168	153,973	30,190
	$122,213	$2,453	35	$668,832	$117,166	461	$791,045	$119,619

The applicable date for determining when securities are in an unrealized loss position is September 30, 2025 and December 31, 2024. As such, it is possible that a security had a market value less than its amortized cost on other days during the nine months ended September 30, 2025 and the twelve-month period ended December 31, 2024, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at September 30, 2025 and December 31, 2024, the Company had unrealized losses of $83.2 million and $119.6 million on $729.9 million and $791.0 million, respectively, of securities in an unrealized loss position at those dates. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2024 Form 10-K, for any security classified as available-for-sale that is in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at September 30, 2025, and it is not more-likely-than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and average credit rating. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an allowance for credit losses. The unrealized losses associated with securities at September 30, 2025 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2025. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At September 30, 2025, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is primarily attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery, the Company has determined no allowance for credit losses is necessary at September 30, 2025.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $10.7 million which had unrealized losses of approximately $1.1 million at September 30, 2025. These non-agency mortgage-backed securities were rated AAA at September 30, 2025. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

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

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $42.9 million which had unrealized losses of approximately $0.8 million at September 30, 2025. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

Corporate Notes and Other

Corporate notes and other consists of corporate bonds and subordinated debt obligations. As of September 30, 2025 corporate notes and other consists of a single subordinated debt obligation issued by another bank holding company. The Company performs ongoing monitoring of the issuer's financial condition and credit quality through periodic review of financial statements and other relevant information.

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three and nine months ended September 30, 2025 and 2024. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$214	259	$674	911
Net increase to income before taxes	$214	259	$674	911

The above effects are presented within the change in other assets line in the operating activities section of the Company's consolidated statements of cash flows.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At September 30, 2025 and December 31, 2024, the Company had approximately $3,893,000 and $1,680,000, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $68,000 and $34,000 at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the Company had approximately $5,750,000 and $3,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $10,000 and $27,000 at September 30, 2025 and December 31, 2024, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	September 30, 2025	September 30, 2024
Interest rate contracts for customers	$34	$14
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(17)	$24

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of September 30, 2025 and December 31, 2024 (in thousands):

	In Thousands
	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$3,893	68	$1,680	34
Forward contracts related to mortgage loans held-for-sale	$5,750	10	$3,250	27

Note 5. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. Mortgage servicing rights are recognized on the balance sheet within other assets. The principal balances of these loans as of September 30, 2025 and December 31, 2024 are as follows:

	In Thousands
	September 30, 2025	December 31, 2024
Mortgage loan portfolios serviced for:
FHLMC	$141,360	$114,771

For the nine months ended September 30, 2025 and 2024, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	September 30, 2025	September 30, 2024
Balance at beginning of period	$1,139	$1,083
Servicing rights retained from loans sold	433	219
Amortization	(240)	(230)
Valuation Allowance Provision	—	—
Balance at end of period	$1,332	$1,072
Fair value, end of period	$1,639	$1,362

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Prepayment speed	11.57%	8.08%
Weighted-average life (in years)	6.89	8.42
Weighted-average note rate	5.47%	5.11%
Weighted-average discount rate	9.50%	9.00%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be granted in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be granted under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of September 30, 2025, the Company had outstanding 100 options under the 2009 Stock Option Plan with a weighted average exercise price of $37.61.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorizes awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards could be granted in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. The 2016 Equity Incentive Plan terminated on April 24, 2025, and no additional awards may be granted under the 2016 Equity Incentive Plan. As of September 30, 2025, the Company had outstanding 171,705 options with a weighted average exercise price of $58.18, 126,381 cash-settled stock appreciation rights with a weighted average exercise price of $55.82, 153 restricted share awards, and 18,606 restricted share unit awards under the 2016 Equity Incentive Plan. There were no PSUs outstanding at September 30, 2025.

On April 24, 2025, the Company's shareholders approved the Wilson Bank Holding Company 2025 Equity Incentive Plan (the "2025 Equity Incentive Plan"), which has initially authorized awards of up to 675,000 shares of Common Stock including 508,388 newly reserved shares and 166,612 shares of Common Stock initially reserved for issuance under the Company’s 2016 Equity Incentive Plan that remained available for issuance under the 2016 Equity Incentive Plan as of April 24, 2025. The 2025 Equity Incentive Plan was approved by the Board of Directors on February 28, 2025 and on April 24, 2025 it was approved by the Company’s shareholders and became effective as of such date. In addition to the 675,000 shares reserved for issuance under the 2025 Equity Incentive Plan, if any of the awards under the 2016 Equity Incentive Plan that were outstanding as of February 28, 2025 after that date terminate, expire unexercised, are settled for cash, forfeited or cancelled without delivery of shares of the Company’s Common Stock under the terms of the 2016 Equity Incentive Plan, the Company may issue awards with respect to those awards under the 2025 Equity Incentive Plan. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of September 30, 2025, the Company had 654,862 shares remaining available for issuance under the 2025 Equity Incentive Plan. As of September 30, 2025, the Company had outstanding 12,666 options with a weighted average exercise price of $76.92, 7,000 cash-settled stock appreciation rights with a weighted average exercise price of $76.30, and 2,458 restricted share unit awards under the 2025 Equity Incentive Plan.

Stock Options

As of September 30, 2025, the Company had outstanding 184,471 stock options with a weighted average exercise price of $59.46.

The following table summarizes information about stock options activity for the nine months ended September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	193,395	$57.66	214,974	$57.08
Granted	12,666	76.92	850	71.50
Exercised	(20,773)	53.85	(7,472)	50.42
Forfeited or expired	(817)	46.13	(133)	35.81
Outstanding at end of period	184,471	$59.46	208,219	$57.39
Options exercisable at September 30	118,626	$55.82	119,930	$53.59

As of September 30, 2025, there was $1,032,000 of total unrecognized cost related to non-vested stock options granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.26 years.

Stock Appreciation Rights

As of September 30, 2025, the Company had outstanding 133,381 cash-settled stock appreciation rights with a weighted average exercise price of $56.89.

The following table summarizes information about cash-settled SARS activity for the nine months ended September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SARs outstanding at beginning of period	142,785	$55.03	157,020	$54.88
Granted	7,000	76.30	817	71.50
Exercised	(15,804)	48.43	(7,085)	52.84
Forfeited or expired	(600)	64.40	(2,600)	61.33
Outstanding at end of period	133,381	$56.89	148,152	$54.95
SARS exercisable at September 30	97,395	$53.63	98,942	$50.98

As of September 30, 2025, there was $711,000 of total unrecognized cost related to non-vested SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.00 years.

Time-based Vesting Restricted Shares and Restricted Share Units

A summary of restricted share awards activity for the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025		September 30, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	153	$66.70	301	$66.70
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2025	153	$66.70	301	$66.70

A summary of restricted share unit ("RSU") awards activity for the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025		September 30, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	24,482	$70.44	14,458	$69.00
Granted	2,833	76.76	13,957	71.59
Vested	(5,676)	70.38	(2,725)	69.00
Forfeited	(575)	69.87	(1,208)	69.78
Outstanding at September 30, 2025	21,064	$71.32	24,482	$70.44

The restricted shares and RSUs vest over various time periods. As of September 30, 2025, there was $2,000 of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be expensed over a weighted-average period of 0.13 years. As of September 30, 2025, there was $1,176,000 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be expensed over a weighted-average period of 3.16 years.

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

A summary of the PSUs activity for the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025		September 30, 2024
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	738	$67.85	1,107	$67.85
Granted	—	—	—	—
Vested	(369)	67.85	(369)	67.85
Forfeited	(369)	67.85	—	—
Outstanding at September 30, 2025	—	$—	738	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	—

As of September 30, 2025, there was no unrecognized compensation cost related to non-vested PSUs.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2025, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2025
Total capital to risk weighted assets:
Consolidated	$662,832	14.9%	$354,894	8.0%	$443,618	10.0%
Wilson Bank	660,352	14.9	354,768	8.0	443,460	10.0
Tier 1 capital to risk weighted assets:
Consolidated	607,357	13.7	266,171	6.0	266,171	6.0
Wilson Bank	604,896	13.6	266,075	6.0	354,767	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	607,357	13.7	199,628	4.5	N/A	N/A
Wilson Bank	604,896	13.6	199,557	4.5	288,248	6.5
Tier 1 capital to average assets:
Consolidated	607,357	10.4	233,386	4.0	N/A	N/A
Wilson Bank	604,896	10.4	233,312	4.0	291,640	5.0

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Total capital to risk weighted assets:
Consolidated	$615,180	14.5%	$338,916	8.0%	$423,646	10.0%
Wilson Bank	609,568	14.4	338,788	8.0	423,485	10.0
Tier 1 capital to risk weighted assets:
Consolidated	563,128	13.3	254,188	6.0	254,188	6.0
Wilson Bank	557,516	13.2	254,090	6.0	338,787	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	562,925	13.3	190,641	4.5	N/A	N/A
Wilson Bank	557,313	13.2	190,568	4.5	275,264	6.5
Tier 1 capital to average assets:
Consolidated	563,128	10.4	216,949	4.0	N/A	N/A
Wilson Bank	557,516	10.3	216,873	4.0	271,092	5.0

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

The following tables present the financial instruments carried at fair value as of September 30, 2025 and December 31, 2024, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2025
Investment securities available-for-sale:
U.S. Government sponsored enterprises	132,647	—	132,647	—
Mortgage-backed securities	562,298	—	562,298	—
Asset-backed securities	42,949	—	42,949	—
Corporate notes and other	2,500	—	2,500	—
Obligations of states and political subdivisions	152,055	—	152,055	—
Total investment securities available-for-sale	892,449	—	892,449	—
Mortgage loans held for sale	4,245	—	4,245	—
Derivative instruments	78	—	78	—
Other investments	2,327	—	—	2,327
Total assets	$899,099	$—	$896,772	$2,327

Derivative instruments	—	—	—	—
Total liabilities	$—	$—	$—	$—

December 31, 2024
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,538	$4,538	$—	$—
U.S. Government sponsored enterprises	161,973	—	161,973	—
Mortgage-backed securities	454,196	—	454,196	—
Asset-backed securities	50,817	—	50,817	—
Corporate notes and other	2,396	—	2,396	—
Obligations of states and political subdivisions	153,973	—	153,973	—
Total investment securities available-for-sale	827,893	4,538	823,355	—
Mortgage loans held for sale	2,529	—	2,529	—
Derivative instruments	61	—	61	—
Other investments	2,191	—	—	2,191
Total assets	$832,674	$4,538	$825,945	$2,191

Derivative instruments	—	—	—	—
Total liabilities	$—	$—	$—	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2025
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans (¹)	28,355	—	—	28,355
Total	$28,355	$—	$—	$28,355
December 31, 2024
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans (¹)	37,045	—	—	37,045
Total	$37,045	$—	$—	$37,045

(1)
The carrying value of collateral dependent loans at September 30, 2025 and December 31, 2024 is net of a valuation allowance of $664,000 and $408,000, respectively.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2025 and December 31, 2024:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2025, there were no transfers between Levels 1, 2 or 3.The tables below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2025 and 2024 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended September 30,
	2025		2024
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, July 1	$2,209	—	$2,101	—
Total realized gains included in income	118	—	84	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,327	—	$2,185	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$118	—	$84	—

	For the Nine Months Ended September 30,
	2025		2024
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,191	—	$2,045	—
Total realized gains included in income	136	—	140	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, September 30	$2,327	—	$2,185	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$136	—	$140	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2025 and December 31, 2024. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value(¹)	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Financial assets:
Cash and cash equivalents	$378,989	378,989	378,989	—	—
Loans, net	4,313,946	4,241,408	—	—	4,241,408
Mortgage servicing rights	1,332	1,639	—	1,639	—
Financial liabilities:
Deposits	5,221,262	4,655,808	—	—	4,655,808

December 31, 2024
Financial assets:
Cash and cash equivalents	$247,589	247,589	247,589	—	—
Loans, net	4,042,392	3,986,187	—	—	3,986,187
Mortgage servicing rights	1,139	1,654	—	1,654	—
Financial liabilities:
Deposits	4,830,034	4,253,072	—	—	4,253,072

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2025, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to September 30, 2025.

The Company's effective tax rate for the three and nine months ended September 30, 2025 was 22.82% and 23.34%, respectively, compared to 22.38% and 22.41%, respectively, for the same periods in 2024. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2025 and 2024 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the nine months ended September 30, 2025, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$17,871	$12,686	$53,378	$41,591
Denominator – Weighted average number of common shares outstanding	12,098,160	11,834,944	12,019,556	11,785,618
Basic earnings per common share	$1.48	$1.07	$4.44	$3.53
Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$17,871	$12,686	$53,378	$41,591
Denominator – Weighted average number of common shares outstanding	12,098,160	11,834,944	12,019,556	11,785,618
Dilutive effect of stock options, RSUs and PSUs	39,553	32,637	38,319	30,801
Weighted average diluted common shares outstanding	12,137,713	11,867,581	12,057,875	11,816,419
Diluted earnings per common share	$1.47	$1.07	$4.43	$3.52

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2025 is as follows:

Commitments to extend credit	$1,211,996,000
Standby letters of credit	$149,556,000

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

Off-balance-sheet credit exposures are recognized on the balance sheet within accrued interest and other liabilities. The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the nine months ended September 30, 2025 and 2024.

	(In Thousands)
	2025	2024
Beginning balance, January 1	$2,555	3,147
Credit loss expense (benefit)	(243)	(563)
Ending balance, September 30	$2,312	2,584

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended September 30, 2025 and 2024.

	(In Thousands)
	2025	2024
Beginning balance, July 1	$2,285	3,147
Credit loss expense (benefit)	27	(563)
Ending balance, September 30	$2,312	2,584

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

Note 12. Branch Acquisition

Effective April 25, 2025, the Bank consummated its acquisition of certain assets and assumption of certain liabilities related to a branch office of another bank in Cookeville, Tennessee. As part of the acquisition, the Bank acquired approximately $14.1 million in loans and assumed approximately $25.3 million in deposits. The credit and interest rate marks related to the loans and deposits were not significant. The Company recorded approximately $1.1 million in goodwill and $429,000 in core deposit intangibles in connection with the transaction. The core deposit intangible will be amortized over 10 years ranging from $35,000 to $49,000 per year and is included in other assets in the Company’s consolidated financial statements. At September 30, 2025, the balance of the core deposit intangible was $395,000. The acquisition did not qualify as significant under the SEC's regulations.

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

The following tables reflects consolidated financial data of the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Banking Segment
	Dollars In Thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income	$82,980	73,814	$240,576	207,701
Reconciliation of revenue
Other revenues	5,962	6,382	23,001	22,255
Total consolidated revenues	$88,942	80,196	$263,577	229,956
Less:
Interest expense	33,493	32,799	97,572	92,665
Segment net interest income and noninterest income	$55,449	47,397	$166,005	137,291
Less:
Provision for credit losses - loans	1,373	3,563	6,113	3,563
Provision for credit losses - off-balance sheet exposures	27	(563)	(243)	(563)
Salaries and employee benefits	18,696	17,889	55,079	51,344
Data processing expense	2,953	2,432	8,398	7,154
Occupancy expenses, net	1,643	1,503	4,644	4,260
Advertising & public relations expense	1,342	872	3,242	2,453
Furniture and equipment expense	703	774	2,215	2,276
FDIC insurance	1,000	721	3,156	2,349
Other segment items (a)	4,556	3,830	13,739	10,730
Income tax expense	5,285	3,665	16,259	12,042
Segment net earnings/consolidated net earnings	$17,871	12,711	$53,403	41,683
Net earnings attributable to noncontrolling interest	—	(25)	(25)	(92)
Net earnings attributable to Wilson Bank Holding Company	$17,871	12,686	$53,378	41,591

	Banking Segment
	Dollars in Thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of net earnings
Net earnings for reportable segment	$17,871	12,686	$53,378	41,591
Other earnings	—	—	—	—
Net earnings attributable to Wilson Bank Holding Company	$17,871	12,686	$53,378	41,591

	Banking Segment
	Dollars in Thousands
	September 30, 2025	December 31, 2024
Reconciliation of assets
Total assets for reportable segment	$5,836,918	5,358,659
Other assets	—	—
Total consolidated assets	$5,836,918	5,358,659

(a) Other segment items includes equity-based compensation, accounting, legal & consulting expenses, directors' fees, fees and licenses, telephone expenses, franchise tax, and other overhead expenses.

Note 14. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after September 30, 2025, through the date of the issued financial statements.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the 2024 Form 10-K, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of U.S. and global economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability, (iv) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (v) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions, political uncertainty, inflationary pressures and the elevated rate environment, supply chain disruptions and labor shortages on our customers and on their businesses, (vi) risks associated with a prolonged shutdown of the United States federal government, including adverse effects on the national or local economies and adverse effects from a shutdown of the U.S. Small Business Administration's loan program, (vii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, (viii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (ix) the ability to grow and retain low-cost core deposits, (x) the impact of changes in interest rates on the value of the Company's mortgage servicing rights, (xi) significant downturns in the business of one or more large customers, (xii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xiii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (xiv) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xv) an inadequate allowance for credit losses, (xvi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvii) results of regulatory examinations, (xviii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xix) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xx) loss of key personnel, (xxi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, and (xxii) the impact of changes in corporate tax rates. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2025	2024	2025 - 2024 Percent Increase (Decrease)	2025	2024	2025 - 2024 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$1.48	$1.07	38.32%	$4.44	$3.53	25.78%
Diluted earnings per common share	$1.47	$1.07	37.38%	$4.43	$3.52	25.85%
Cash dividends per common share	$1.25	$1.00	25.00%	$2.25	$1.75	28.57%
Dividends declared per common share as a percentage of basic earnings per common share	84.46%	93.46%	(9.63)%	50.68%	49.58%	2.22%

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2025	2024	2025 - 2024 Percent Increase (Decrease)	2025	2024	2025 - 2024 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (1)	13.06%	10.66%	22.51%	13.70%	12.42%	10.31%
Annualized return on average assets (2)	1.23%	0.99%	24.24%	1.28%	1.12%	14.29%
Efficiency ratio (3)	55.71%	59.12%	(5.77)%	54.50%	58.68%	(7.12)%

(1)
Annualized return on average shareholders' equity is the result of net income for the reported period on an annualized basis, divided by average shareholders' equity for the period.
(2)
Annualized return on average assets is the result of net income for the reported period on an annualized basis, divided by average assets for the period.
(3)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	September 30, 2025	December 31, 2024	2025 - 2024 Percent Increase (Decrease)
CONSOLIDATED BALANCE SHEET RATIOS:
Total capital to assets ratio	9.49%	8.95%	6.03%
Equity to assets ratio (Average equity divided by average total assets)	9.35%	9.00%	3.89%
Tier 1 capital to average assets	10.41%	10.38%	0.29%
Non-performing asset ratio	0.67%	0.10%	570.00%
Book value per common share	$45.64	$40.39	13.00%

Results of Operations

Net earnings of the Company for the three months ended September 30, 2025 were $17,871,000 an increase of $5,185,000, or 40.87%, from net earnings of $12,686,000 for the three months ended September 30, 2024. Net earnings of the Company increased $11,787,000, or 28.34%, to $53,378,000 for the nine months ended September 30, 2025, from $41,591,000 in the first nine months of 2024. The increase in net earnings for the three months ended September 30, 2025 was primarily due to an increase in net interest income and a decrease in provision for credit losses, partially offset by a decrease in non-interest income and an increase in non-interest expense. The increase in net earnings for the nine months ended September 30, 2025 was primarily due to increases in net interest income and non-interest income, partially offset by increases in provision for credit losses and non-interest expense.

The increase in net interest income for the three months ended September 30, 2025 when compared to the comparable period in 2024 was primarily due to an increase in average interest earning asset balances, and a decrease in the cost of funds, partially offset by an increase in average interest bearing deposit balances and a decrease in the average yield earned on earning assets.

The increase in net interest income for the nine months ended September 30, 2025 when compared to the comparable period in 2024 was primarily due to an increase in average interest earning asset balances, an increase in the average yield earned on earning assets, and a decrease in the cost of funds, partially offset by an increase in average interest bearing deposit balances.

The changes in non-interest income and non-interest expenses are discussed in more detail below in the sections of this report titled, "Non-Interest Income" and "Non-Interest Expense". The changes in provision for credit losses are discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets ("ROA") and return on average shareholders' equity ("ROE") are common benchmarks for bank profitability and in the case of the Company are calculated by taking our annualized net earnings for the relevant period and dividing that amount by our average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is particularly important to the Company as it serves as the basis for certain employee bonuses. The ROA for the three and nine months ended September 30, 2025 was 1.23% and 1.28%, respectively, while the ROA for the three and nine months ended September 30, 2024 was 0.99% and 1.12%, respectively. The ROE for the three and nine months ended September 30, 2025 was 13.06% and 13.70%, respectively, while the ROE for the three and nine months ended September 30, 2024 was 10.66% and 12.42%, respectively. The increases in ROA and ROE for the three and nine month periods ended September 30, 2025, were primarily driven by higher net interest income due to growth in earning assets, partially offset by higher non-interest expenses. For the three month period ended September 30, 2025, further contributing to the improvement when compared to the comparable 2024 period was a lower provision for credit losses, while for the nine month period ended September 30, 2025, there was an increase in provision for credit losses.

Effective April 25, 2025, the Bank consummated its acquisition of certain assets and assumption of certain liabilities related to a branch office of another bank in Cookeville, Tennessee. As part of the acquisition, the Bank acquired approximately $14.1 million in loans and assumed approximately $25.3 million in deposits. The credit and interest rate marks related to the loans and deposits were not significant. The Company recorded approximately $1.1 million in goodwill and $429,000 in core deposit intangibles in connection with the transaction. The core deposit intangible will be amortized over 10 years ranging from $35,000 to $49,000 per year and is included in other assets in the Company’s consolidated financial statements. At September 30, 2025, the balance of the core deposit intangible was $395,000. The acquisition did not qualify as significant under the SEC's regulations.

In July 2025, the Bank opened a loan production office in Nolensville, Tennessee in a leased location. The costs associated with this expansion, including lease expenses, are not expected to be significant.

Net Interest Income

The average balances, interest, and average rates of our assets and liabilities for the three and nine months ended September 30, 2025 and 2024 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025 versus September 30, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,325,445	6.71%	$73,141	$3,862,396	6.74%	$65,400	$9,543	$(1,802)	$7,741
State income tax credits (2)	—	0.08	865	—	0.07	679	(419)	605	186
Total loans, net of unearned interest	4,325,445	6.79	74,006	3,862,396	6.81	66,079	9,124	(1,197)	7,927
Investment securities—taxable	840,491	3.00	6,362	783,321	2.79	5,493	424	445	869
Investment securities—tax exempt	38,560	2.78	270	53,536	2.62	352	(210)	128	(82)
Taxable equivalent adjustment (3)	—	0.74	72	—	0.69	94	(55)	33	(22)
Total tax-exempt investment securities	38,560	3.52	342	53,536	3.31	446	(265)	161	(104)
Total investment securities	879,051	3.03	6,704	836,857	2.82	5,939	159	606	765
Loans held for sale	4,630	3.68	43	2,307	8.45	49	137	(143)	(6)
Federal funds sold	9,821	4.32	107	9,471	5.33	127	28	(48)	(20)
Accounts with depository institutions	303,612	3.87	2,964	188,638	4.81	2,281	3,197	(2,514)	683
Restricted equity securities	4,285	8.61	93	3,876	11.50	112	61	(80)	(19)
Total earning assets	5,526,844	6.02	83,917	4,903,545	6.05	74,587	12,706	(3,376)	9,330	12.51%
Cash and due from banks	30,390			26,701
Allowance for credit losses	(53,736)			(44,609)
Bank premises and equipment	62,831			62,088
Other assets	179,350			162,647
Total assets	$5,745,679			$5,110,372

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025 versus September 30, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$939,060	0.77%	$1,824	$922,162	0.91%	$2,100	$242	$(518)	$(276)
Money market demand accounts	1,502,650	2.66	10,069	1,245,965	2.87	8,985	4,665	(3,581)	1,084
Time deposits	1,854,022	4.08	19,074	1,694,899	4.76	20,277	8,650	(9,853)	(1,203)
Other savings	448,865	2.20	2,486	327,020	1.73	1,420	616	450	1,066
Total interest-bearing deposits	4,744,597	2.80	33,453	4,190,046	3.11	32,782	14,173	(13,502)	671
Finance leases	4,196	3.78	40	2,229	3.03	17	18	5	23
Total interest-bearing liabilities	4,748,793	2.80	33,493	4,192,275	3.11	32,799	14,191	(13,497)	694	2.12%
Non-interest bearing deposits	404,612			404,299
Other liabilities	49,516			40,307
Shareholders’ equity	542,758			473,491
Total liabilities and shareholders’ equity	$5,745,679			$5,110,372
Net interest income, on a tax equivalent basis			$50,424			$41,788	$(1,485)	$10,121	$8,636	20.67%
Net interest margin (4)		3.62%			3.39%
Net interest spread (5)		3.22%			2.94%

Notes:

(1)
Loan fees of $4,512,000 are included in interest income for the period ended September 30, 2025. Loan fees of $4,444,000 are included in interest income for the period ended September 30, 2024.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025 versus September 30, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,230,264	6.74%	$213,117	$3,709,596	6.56%	$182,079	$25,977	$5,061	$31,038
State income tax credits (2)	—	0.07	2,264	—	0.07	2,037	279	(52)	227
Total loans, net of unearned interest	4,230,264	6.81	215,381	3,709,596	6.63	184,116	26,256	5,009	31,265
Investment securities—taxable	814,755	2.95	18,001	778,701	2.78	16,215	764	1,022	1,786
Investment securities—tax exempt	39,507	2.80	826	61,339	2.62	1,202	(499)	123	(376)
Taxable equivalent adjustment (3)	—	0.74	220	—	0.69	320	(133)	33	(100)
Total tax-exempt investment securities	39,507	3.54	1,046	61,339	3.31	1,522	(632)	156	(476)
Total investment securities	854,262	2.98	19,047	840,040	2.82	17,737	132	1,178	1,310
Loans held for sale	4,051	4.09	124	2,840	6.82	145	69	(90)	(21)
Federal funds sold	9,831	4.30	316	9,687	5.50	399	10	(93)	(83)
Accounts with depository institutions	258,996	4.09	7,928	198,464	4.97	7,390	2,553	(2,015)	538
Restricted equity securities	4,133	8.54	264	3,693	9.80	271	42	(49)	(7)
Total earning assets	5,361,537	6.06	243,060	4,764,320	5.89	210,058	29,062	3,940	33,002	15.71%
Cash and due from banks	27,393			25,827
Allowance for credit losses	(51,575)			(44,695)
Bank premises and equipment	62,142			62,183
Other assets	174,332			164,697
Total assets	$5,573,829			$4,972,332

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025 versus September 30, 2024
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$946,862	0.82%	$5,783	$920,232	0.84%	$5,807	$221	$(245)	$(24)
Money market demand accounts	1,425,519	2.59	27,565	1,213,098	2.76	25,091	4,960	(2,486)	2,474
Time deposits	1,837,039	4.24	58,245	1,629,581	4.72	57,526	9,057	(8,338)	719
Other savings	398,910	1.97	5,864	327,471	1.71	4,191	993	680	1,673
Total interest-bearing deposits	4,608,330	2.83	97,457	4,090,382	3.02	92,615	15,231	(10,389)	4,842
Federal Home Loan Bank advances	4	—	—	—	—	—	—	—	—
Finance leases	3,980	3.83	114	2,238	2.92	49	47	18	65
Fed funds purchased	14	8.81	1	18	6.29	1	—	—	—
Total interest-bearing liabilities	4,612,328	2.83	97,572	4,092,638	3.02	92,665	15,278	(10,371)	4,907	5.30%
Non-interest bearing deposits	395,036			390,054
Other liabilities	45,571			42,392
Shareholders’ equity	520,894			447,248
Total liabilities and shareholders’ equity	$5,573,829			$4,972,332
Net interest income, on a tax equivalent basis			$145,488			$117,393	$13,784	$14,311	$28,095	23.93%
Net interest margin (4)		3.63%			3.29%
Net interest spread (5)		3.23%			2.87%

Notes:

(1)
Loan fees of $12,249,000 are included in interest income for the period ended September 30, 2025. Loan fees of $11,345,000 are included in interest income for the period ended September 30, 2024.
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

The components of our loan yield, a key driver to our net interest margin for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,
	2025		2024
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	68,629	6.30%	60,956	6.28%
Origination and other fee income	4,512	0.41%	4,444	0.46%
Loan state income tax credits	865	0.08%	679	0.07%
Total	$74,006	6.79%	$66,079	6.81%

	Nine Months Ended September 30,
	2025		2024
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	200,868	6.35%	170,734	6.15%
Origination and other fee income	12,249	0.39%	11,345	0.41%
Loan state income tax credits	2,264	0.07%	2,037	0.07%
Total	$215,381	6.81%	$184,116	6.63%

Net interest margin for the three months ended September 30, 2025 and 2024 was 3.62% and 3.39%, respectively. Net interest margin for the nine months ended September 30, 2025 and 2024 was 3.63% and 3.29%, respectively. The increase in net interest margin for the three months ended September 30, 2025 was primarily due to the increase in average interest earning asset balances, an increase in the yield earned on securities, and a decrease in the cost of funds, partially offset by a decrease in the yield earned on loans and accounts with depository institutions and increased deposit balances. The increase in net interest margin for the first nine months of 2025 was primarily due to the increase in average interest earning asset balances, an increase in the yield earned on loans and securities, and a decrease in cost of funds, partially offset by increased deposit balances and a decrease in the yield earned on accounts with depository institutions. The yield earned on loans increased during the nine months ended September 30, 2025 when compared to the comparable period in 2024 due to the origination of loans at a higher rate than the previous portfolio rate; however, the yield earned on loans decreased slightly for the three months ended September 30, 2025 compared to the same period in the prior year due to a lower yield earned on origination and other fees. The net interest spread was 3.22% and 2.94% for the three months ended September 30, 2025 and 2024. The net interest spread was 3.23% and 2.87% for the nine months ended September 30, 2025 and 2024, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and nine months ended September 30, 2025 totaled $49,487,000 and $143,004,000, respectively. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and nine months ended September 30, 2024 totaled $41,015,000 and $115,036,000, respectively.

The increase in net interest income for the three months ended September 30, 2025 compared to the comparable period in 2024 was primarily due to an increase in the volume of average interest-earning assets, an increase in the yield earned on securities, and higher account balances with depository institutions, partially offset by an increase in interest expense resulting from an increase in the volume of average interest-bearing deposits. The increase in net interest income for the nine months ended September 30, 2025 compared to the first nine months of 2024 was primarily due to an increase in the volume of average interest-earning assets, increases in the yield earned on loans and securities, and a decrease in our cost of funds, partially offset by an increase in interest expense resulting from an increase in the volume of average interest-bearing deposits.

The ratio of average interest-earning assets to total average assets for the three and nine months ended September 30, 2025 was 96.2%, compared to 96.0% and 95.8% for the three and nine months ended September 30, 2024, respectively.

Interest expense increased in the three and nine months ended September 30, 2025 when compared to the comparable periods in 2024 due to an increase in the volume of average interest-bearing deposits offset in part by a reduction in the average interest rate we are paying on most of our deposit accounts. We have generally been able to lower the rates we pay on deposits as the Federal Reserve has lowered short-term interest rates; however, if competitive pressures increase, if the Federal Reserve does not cut the federal funds rate any further or loan growth outpaces deposit growth, we may have to once again raise the rates we pay on deposits which would negatively impact our net interest margin. During the three and nine month periods ended September 30, 2025, we have offered promotions on certain of our savings products to incentivize increases in those balances. Even if rates remain at current levels or the Federal Reserve continues to cut rates, we expect interest expense to continue to increase due to an increase in overall deposit balances.

The direction and speed with which short-term interest rates move has an impact on our net interest income. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate decreased by 150 basis points between September 18, 2024 and October 30, 2025, as the Federal Reserve cut the target rate for the federal funds rate by 150 basis points during that time, including one 25 basis point cut on September 18, 2025 and one 25 basis point cut on October 30, 2025. The Company believes that short-term interest rates could decrease further into 2026, as there is a possibility that the Federal Reserve makes an additional cut to the federal funds rate in December 2025. In such a rate environment, expansion of the Company's net interest margin will be dependent upon, in part, whether the Company can lower deposit rates quicker than the rates it earns on loans and other interest-earning assets reprice. However, if short-term interest rates decline further the Company's net interest margin and earnings could be negatively impacted if the yields on loans and other interest-earning assets decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits or competitive pressures in our markets limiting our ability to reduce the rates we pay on deposits, particularly given that our loan portfolio primarily consists of variable rate loans.

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

The provision for credit losses-loans of $1,373,000 for the three months ended September 30, 2025 was primarily driven by credit deterioration, the national and local economic outlook, and loan growth. There was a provision of $3,563,000 for the three months ended September 30, 2024 primarily due to loan growth and a single commercial real estate credit deterioration.

The provision for credit losses-loans of $6,113,000 for the nine months ended September 30, 2025 was primarily driven by loan growth, credit deterioration, and worsening national and local economic outlook. There was a provision of $3,563,000 for the nine months ended September 30, 2024 primarily due to increases in loan balances and a single commercial real estate credit deterioration.

Loan growth was lower for the nine months ended September 30, 2025 compared to the same period for 2024. Loan growth for the nine months ended September 30, 2025 was $277,069,000, while loan growth for the nine months ended September 30, 2024 was $393,851,000.

There was a provision for credit losses-off balance sheet exposures of $27,000 for the three months ended September 30, 2025 related to increased loan commitments. A net benefit to the provision for credit losses-off balance sheet exposures of $243,000 for the nine months ended September 30, 2025, was primarily due to an updated expected line utilization and an increase in our unconditionally cancellable commitments. There was a benefit of $563,000 for the credit losses-off balance sheet exposures for the three and nine months ended September 30, 2024.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the nine months ended September 30, 2025 and 2024:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

September 30, 2025
Residential 1-4 family real estate	$4,687	$26	$1,191,850	—%
Commercial and multi-family real estate	(2,918)	—	1,615,380	—
Construction, land development and farmland	2,044	17	923,468	—
Commercial, industrial and agricultural	1,744	(139)	146,153	(0.10)
1-4 family equity lines of credit	(351)	—	243,051	—
Consumer and other	907	(502)	110,362	(0.45)
Total	$6,113	$(598)	$4,230,264	(0.01)%
September 30, 2024
Residential 1-4 family real estate	$423	$34	999,971	—%
Commercial and multi-family real estate	1,860	—	1,366,067	—
Construction, land development and farmland	788	17	899,767	—
Commercial, industrial and agricultural	19	(10)	127,249	(0.01)
1-4 family equity lines of credit	63	—	211,427	—
Consumer and other	410	(410)	105,115	(0.39)
Total	$3,563	$(369)	$3,709,596	(0.01)%

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

There was no provision for credit losses on available-for-sale securities for the three and nine months ended September 30, 2025 and 2024, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)	2025	2024	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,296	$2,116	$180	8.51%	$6,549	$6,102	$447	7.33%
Brokerage income	2,570	2,107	463	21.97	7,438	6,425	1,013	15.77
Debit and credit card interchange income, net	1,933	2,014	(81)	(4.02)	6,291	6,622	(331)	(5.00)
Other fees and commissions	429	386	43	11.14	1,225	1,170	55	4.70
Income on BOLI and annuity contracts	595	466	129	27.68	1,792	1,483	309	20.84
Gain on sale of loans	371	637	(266)	(41.76)	1,933	2,262	(329)	(14.54)
Mortgage servicing income (loss)	233	(2)	235	N/M	227	1	226	N/M
Loss on sale of fixed assets	(57)	(11)	(46)	(418.18)	(69)	(214)	145	67.76
Loss on sale of securities, net	(2,526)	(1,414)	(1,112)	(78.64)	(2,515)	(1,732)	(783)	(45.21)
Loss on sale of other assets	—	(1)	1	100.00	(2)	(4)	2	50.00
Loss on sale of investment in joint venture	—	—	—	—	(4)	—	(4)	(100.00)
Other income	118	84	34	40.48	136	140	(4)	(2.86)
Total non-interest income	$5,962	$6,382	$(420)	(6.58%)	$23,001	$22,255	$746	3.35%

The decrease in non-interest income for the three months ended September 30, 2025 when compared to the comparable period in 2024 is primarily attributable to an increase in loss on sale of securities, a decrease in the gain on sale of loans, and a decrease in debit and credit card interchange income, partially offset by an increase in brokerage income and an increase service charges on deposit accounts. The increase in non-interest income for the nine months ended September 30, 2025 when compared to the comparable period in 2024 is primarily attributable to increases in brokerage income, service charges on deposit accounts, and income on BOLI and annuity contracts, partially offset by decreases in debit and credit card interchange income, gain on sale of loans, and an increase in the loss on sale of securities.

The increase in brokerage income for the three and nine months ended September 30, 2025 was primarily due to multiple client acquisitions and estate planning cases resulting in an increase of overall production and market share, the successful addition of new advisor relationships, and the positive performance of financial markets in a variety of diversified areas.

The increase in service charges on deposit accounts for the three and nine months ended September 30, 2025 was primarily due to increases in insufficient funds charges and treasury service charges.

The increase in income on BOLI and annuity contracts for the nine months ended September 30, 2025 was primarily due to the purchase of additional policies in 2025.

The decrease in gain on sale of loans for the three and nine months ended September 30, 2025 was primarily driven by the Company’s decision to retain servicing rights on certain loans sold in 2025. In contrast, servicing rights were not retained on loans sold in the first nine months of 2024. Also contributing to the decrease in the third quarter of 2025 compared to the third quarter of 2024 was the declining mortgage rate environment experienced in the third quarter of 2024 which positively impacted the fair value of our interest rate lock commitments.

The increase in the loss on sale of securities for the three and nine months ended September 30, 2025 was primarily due to management's decision to restructure the securities portfolio in the third quarter of 2025, including the sale of approximately $58 million of available for sale securities which was reinvested into higher yielding securities. This restructuring resulted in a net loss of approximately $2.5 million. The Company also restructured the securities portfolio in the third quarter of 2024, which resulted in a net loss of approximately $1.4 million.

The decrease in net debit and credit card interchange income for the three and nine months ended September 30, 2025 was primarily due to an increase in the pricing structure from our core processor.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, director’s fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)	2025	2024	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$18,696	$17,889	$807	4.51%	$55,079	$51,344	$3,735	7.27%
Occupancy expenses, net	1,643	1,503	140	9.31	4,644	4,260	384	9.01
Advertising & public relations expense	1,342	872	470	53.90	3,242	2,453	789	32.16
Furniture and equipment expense	703	774	(71)	(9.17)	2,215	2,276	(61)	(2.68)
Data processing expense	2,953	2,432	521	21.42	8,398	7,154	1,244	17.39
Directors’ fees	185	183	2	1.09	524	548	(24)	(4.38)
FDIC insurance	1,000	721	279	38.70	3,156	2,349	807	34.36
Audit, legal & consulting expenses	401	438	(37)	(8.45)	1,875	1,143	732	64.04
Other operating expenses	3,970	3,209	761	23.71	11,340	9,039	2,301	25.46
Total non-interest expense	$30,893	$28,021	$2,872	10.25%	$90,473	$80,566	$9,907	12.30%

The increase in non-interest expense for the three and nine months ended September 30, 2025 when compared to the comparable periods in 2024 is primarily attributable to increases in salaries and employee benefits, other operating expenses, data processing expense, FDIC insurance, and advertising and public relations expense.

The increase in salaries and benefits for the three and nine months ended September 30, 2025 was primarily driven by several factors tied to the Company’s continued operational expansion, including an increase in the number of employees necessary to support higher business volumes and strategic initiatives reflecting the Company's operational growth. Also contributing to the increase was higher incentive compensation expenses and a higher accrual for annual bonuses based on performance metrics and projected year-end payouts.

The increase in other operating expenses in the three and nine months ended September 30, 2025 was primarily due to an increase in credit card expense, an increase in expenses related to employee recruitment, a telecom conversion, expenses related to the Cookeville branch acquisition, and an increase in expenses related to employee education.

The increase in data processing expense in the three and nine months ended September 30, 2025 was primarily due to implementation of additional information security solutions, replacement of technology equipment, and an increase in the overall number of customers. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow, the demand for digital products and services from customers increases, and the cyber threat environment grows.

The increase in FDIC insurance in the three and nine months ended September 30, 2025 was primarily due to the bank's growth throughout 2024 and 2025.

The increase in advertising and public relations expense in the three and nine months ended September 30, 2025 was primarily driven by continued efforts to support the opening of new branches in the second half of 2024 and the first nine months of 2025. Additional expenses during the period were incurred for branding initiatives and talent acquisition campaigns aimed at staffing the new locations and enhancing visibility in their respective markets.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the nine months ended September 30, 2025 and 2024 was 54.50% and 58.68%, respectively. The efficiency ratio for the three months ended September 30, 2025 and 2024 was 55.71% and 59.12%, respectively. The improvement in the efficiency ratio for the three and nine months ended September 30, 2025 compared to the comparable periods in 2024 was primarily due to the increase in net interest income outpacing the increase in non-interest expense.

Income Taxes

The Company's income tax expense for the three months ended September 2025 was $5,285,000, an increase of $1,620,000 from $3,665,000 for the three months ended September 2024. The Company’s income tax expense was $16,259,000 for the nine months ended September 30, 2025, an increase of $4,217,000 from $12,042,000 for the comparable period in 2024. The percentage of income tax expense to net income before taxes was 22.82% and 22.38% for the three months ended September 30, 2025 and 2024, respectively. The percentage of income tax expense to net income before taxes was 23.34% and 22.41% for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as share-based compensation, bank-owned life insurance, income earned on tax-exempt securities and loans, and certain federal and state tax credits, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $478,259,000, or 8.92%, to $5,836,918,000 at September 30, 2025 from $5,358,659,000 at December 31, 2024. Loans, net of allowance for credit losses, totaled $4,313,946,000 at September 30, 2025, a 6.72% increase compared to $4,042,392,000 at December 31, 2024. In 2025, management is targeting owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of focus. Total liabilities increased by 8.29% to $5,283,192,000 at September 30, 2025 compared to $4,878,956,000 at December 31, 2024.

Loans

The following details the loans of the Company at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$1,257,363	28.7%	$1,133,966	27.6%	$123,397	10.88%
Commercial and multi-family real estate	1,696,762	38.7	1,544,340	37.7	152,422	9.87
Construction, land development and farmland	911,655	20.8	941,193	22.9	(29,538)	(3.14)
Commercial, industrial and agricultural	148,622	3.4	144,619	3.5	4,003	2.77
1-4 family equity lines of credit	252,417	5.8	235,240	5.7	17,177	7.30
Consumer and other	115,195	2.6	106,235	2.6	8,960	8.43
Total loans before net deferred loan fees	$4,382,014	100.0%	$4,105,593	100.0%	$276,421	6.73%

Overall, the Bank's loan demand and related new loan production remained steady throughout the Bank's markets in the first nine months of 2025, yielding a year-to-date total loan growth net of deferred loan fees of 6.77%. Total loan growth net of deferred loan fees for the first nine months of 2025 was $277,069,000. Contributing to the Company's loan growth in the first nine months of 2025 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts in the Bank's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate and 1-4 family equity lines of credit is primarily attributable to continued economic growth and expansion in the Bank's primary market areas. The Company anticipates that loan growth will be steady into 2026.

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

The allowance for credit losses for loans represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the un-collectability of a loan balance is reasonably assured. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses for loans is based on the loan's amortized cost basis, excluding accrued interest receivables, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through quarterly discounted cash flow modeling of the loan portfolio which considers lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.

Our allowance for credit losses for loans at September 30, 2025 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. The allowance for credit losses for loans (net of charge-offs and recoveries) increased to $55,012,000 at September 30, 2025 from $49,497,000 at December 31, 2024, primarily due to a worsening economic outlook, slight credit deterioration, and loan growth. The allowance for credit losses for loans was 1.26% of total loans outstanding at September 30, 2025 compared to 1.21% at December 31, 2024. The internally classified loans as a percentage of the allowance for credit losses for loans were 127.1% and 97.0% respectively, at September 30, 2025 and December 31, 2024. The increase was primarily a result of deteriorating credits in the residential 1-4 family real estate and commercial real estate segments.

The following schedule provides an allocation of the allowance for credit losses for loans by portfolio segment for the Company as of September 30, 2025 and December 31, 2024:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2025
Residential 1-4 family real estate	$14,421	28.7%	$1,257,363	1.15%
Commercial and multi-family real estate	17,285	38.7	1,696,762	1.02
Construction, land development and farmland	16,724	20.8	911,655	1.83
Commercial, industrial and agricultural	3,307	3.4	148,622	2.23
1-4 family equity lines of credit	1,539	5.8	252,417	0.61
Consumer and other	1,736	2.6	115,195	1.51
Total	$55,012	100.0%	4,382,014	1.26
Net deferred loan fees			(13,056)
			$4,368,958	1.26%
December 31, 2024
Residential 1-4 family real estate	$9,708	27.6%	$1,133,966	0.86%
Commercial and multi-family real estate	20,203	37.7	1,544,340	1.31
Construction, land development and farmland	14,663	22.9	941,193	1.56
Commercial, industrial and agricultural	1,702	3.5	144,619	1.18
1-4 family equity lines of credit	1,890	5.7	235,240	0.80
Consumer and other	1,331	2.6	106,235	1.25
Total	$49,497	100.0%	4,105,593	1.21
Net deferred loan fees			(13,704)
			$4,091,889	1.21%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible as of the measurement date. The allowance for credit losses for loans as a percentage of total loans outstanding at September 30, 2025, net of deferred fees, increased from the year ended December 31, 2024. The increase was primarily driven by a deteriorating national economic factor outlook utilized within our allowance models, minor credit deterioration, and weaker local economic conditions.

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

In estimating expected credit losses as of September 30, 2025, we utilized then available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody's Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annual growth rates in the range of 1.3% to 1.8%; (ii) a U.S. unemployment rate in the range of approximately 4.4% to 4.8%; (iii) a

Home Price Index annual growth rates in the range of approximately 0.4% to 1.0%; (iv) a CRE Price Index annual growth rates in the range of approximately -7.3% to -0.6%; and (v) Gross Private Investment annual growth rates in the range of approximately -1.7% and 3.3%.

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

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs for the three months ended September 30, 2025 were $215,000 compared to net charge-offs of $182,000 for the three months ended September 30, 2024, an increase of $33,000. Net charge-offs increased by $229,000 to $598,000 for the nine months ended September 30, 2025, compared to net charge-offs of $369,000 for the nine months ended September 30, 2024. The ratio of net charge-offs to average total outstanding loans was 0.01% for the nine months ended September 30, 2025 and nine months ended September 30, 2024. Overall, the Bank experienced minimal charge-offs during the three and nine months ended September 30, 2025 and it is expected that charge-offs will continue to be modest for the remainder of 2025; however, a deterioration in economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased $243,000 from $2,555,000 at December 31, 2024 to $2,312,000 at September 30, 2025 as a result of an updated expected line utilization and an increase in our unconditionally cancellable commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer to determine the adequacy of the allowance for credit losses and provided to the Board of Directors. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at September 30, 2025 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For additional discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $64,556,000, or 7.80%, to $892,449,000 at September 30, 2025 from $827,893,000 at December 31, 2024. The increase is primarily due to the purchase of new securities, including in connection with the securities portfolio restructuring we completed in the third quarter of 2025 as discussed above, and the decrease in the unrealized loss position of our securities portfolio that was partially a result of the decreases in the federal funds rate in 2025, partially offset by the sale of securities and the run-off of our declining balance securities. The average yield, excluding tax equivalent adjustment, of the securities portfolio at September 30, 2025 was 2.90% with a weighted average life of 6.93 years, as compared to an average yield of 2.47% and a weighted average life of 7.00 years at December 31, 2024. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Premises and Equipment

Premises and equipment increased $1,101,000, or 1.79%, from December 31, 2024 to September 30, 2025. The primary reason for the increase was due to the purchase of the Cookeville branch and the purchase of computer equipment and software, partially offset by current year depreciation of $3,056,000.

Deposits and Other Liabilities

Deposits increased by $391,228,000, or 8.10%, in the first nine months of 2025, primarily due to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. Additionally, the Bank opened new branches in December of 2024 and March of 2025, and purchased a branch in April of 2025, effectively expanding the customer base. The Company had no brokered deposits at September 30, 2025 or December 31, 2024.

The average balance and weighted average interest rate paid for deposit types for the quarters ended September 30, 2025, December 31, 2024 and September 30, 2024 are detailed in the following schedule:

	September 30, 2025		December 31, 2024		September 30, 2024
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$404,612	—%	$397,606	—%	$404,299	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	939,060	0.77	950,912	0.92	922,162	0.91
Money market demand accounts	1,502,650	2.66	1,309,650	2.87	1,245,965	2.87
Time deposits	1,854,022	4.08	1,795,281	4.65	1,694,899	4.76
Other savings	448,865	2.20	334,719	1.80	327,020	1.73
Total interest-bearing deposits	4,744,597	2.80%	4,390,562	3.09%	4,190,046	3.11%
Total deposits	$5,149,209	2.58%	$4,788,168	2.84%	$4,594,345	2.84%

At September 30, 2025 and December 31, 2024, we estimate that we had approximately $1.6 billion and $1.4 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 30% of our total deposits exceeded the FDIC deposit insurance limits at September 30, 2025. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $288,423,000, or 5.52% of total deposits, at September 30, 2025, compared to $200,650,000, or 4.15% of total deposits, at December 31, 2024.

Principal maturities of certificates of deposit and individual retirement accounts at September 30, 2025 are as follows:

In Thousands
Maturity
2025	$315,027
2026	1,206,636
2027	205,491
2028	162,704
2029	5,652
Thereafter	838
$1,896,348

The increase in total liabilities since December 31, 2024 was composed of a $391,228,000, or 8.10%, increase in total deposits and a $13,008,000, or 26.59%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities since December 31, 2024 was primarily attributable to an increase in employee bonus payable, an increase in escrow payable, and an increase in finance lease payable due to the opening of the Chattanooga full service branch.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at September 30, 2025 totaled $39,115,000, an increase of $33,566,000 from $5,549,000 at December 31, 2024. The increase in non-performing loans is primarily due to an increase in the commercial real estate, construction and land development, and residential 1-4 family real estate segments. The increase in non-performing loans in the commercial real estate segment is primarily due to a single large loan relationship. Management believes that it is possible that it could incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio ("NPA") is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended September 30, 2025 and December 31, 2024 was 0.67% and 0.10%, respectively. This increase is primarily due to the non-performing loans mentioned above.

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

At September 30, 2025 the Company had a recorded investment in collateral dependent loans totaling $29,019,000, a decrease of $8,434,000 from a recorded investment in collateral dependent loans totaling $37,453,000 at December 31, 2024. The decrease during the nine months ended September 30, 2025 as compared to December 31, 2024 is primarily due to a change in the criteria used to classify loans as collateral dependent loans. Management periodically evaluates the criteria for classifying collateral dependent loans based on the risk rating and the dollar amount of the loan. Management adjusted the criteria in the first quarter of 2025. As of September 30, 2025, a $664,000 valuation allowance was recorded on collateral dependent loans due to two loan relationships compared to a valuation allowance of $408,000 due to one loan relationship as of December 31, 2024. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

Total past due and nonaccrual loans at September 30, 2025 were $48,645,000 an increase of $32,044,000 from $16,601,000 at December 31, 2024, primarily due to an increase in the commercial real estate, construction and land development, and residential 1-4 family real estate segments. The increase in nonaccrual loans was largely due to the credit deterioration in a single commercial real estate loan and in several 1-4 family real estate loans. The increase in past due loans that have been modified within the last 12 months was primarily due to the commercial real estate loan mentioned above.

At September 30, 2025, as a result of the downgrade of a few large borrowers in the 1-4 family real estate and construction and land development segments, our internally classified loans increased $21,902,000, or 45.62%, to $69,907,000 from $48,005,000 at December 31, 2024. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Management continues to develop and execute performance improvement plans with these borrowers and continues to believe these loans are well collateralized. If economic uncertainty remains in the market, or management's performance improvement plan proves to be unsuccessful, our classified loan balances and non-performing assets could increase further.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 12.06% at September 30, 2025 and 10.80% at December 31, 2024. The increase in our liquidity ratio is primarily attributable to an increase in liquid assets primarily due to deposit growth outpacing loan growth.

The Company’s primary source of liquidity is a stable core deposit base. In addition, Federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source of liquidity. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At September 30, 2025, the Company’s liquid assets totaled $703.9 million, an increase from $578.7 million at December 31, 2024, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at September 30, 2025. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of September 30, 2025, the Company had available approximately $118.9 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $622.4 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At September 30, 2025, securities totaling approximately $59.8 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2025, loans totaling approximately $511.0 million will become due within twelve months from that date.

As for liabilities, at September 30, 2025, certificates of deposit of $250,000 or greater totaling approximately $552.9 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee ("ALCO") meets quarterly to analyze the interest rate shock ("IRR") simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a slightly asset-sensitive interest-rate risk position as of September 30, 2025, though the Company’s net interest margin and earnings could be negatively impacted if the Company's ability to lower deposit rates (in a falling rate environment) or limit the increases to deposit rates (in a rising rate environment), is limited by other factors including as a result of competitive pressures or loan growth outpacing our ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2025, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(6.59)%	(4.37)%	(2.39)%	0.13%	0.06%	(0.32)%
EVE	(19.27)%	(9.72)%	(3.94)%	(0.09)%	(1.09)%	(3.14)%

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

Off Balance Sheet Arrangements

At September 30, 2025, we had unfunded loan commitments outstanding of $1,211,996,000 and outstanding standby letters of credit of $149,556,000, compared to $1,172,339,000 and $128,728,000, respectively, at December 31, 2024. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. As mentioned above, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2025, total shareholders’ equity was $553,726,000, or 9.49% of total assets, which compares with $479,703,000, or 8.95% of total assets, at December 31, 2024. The increase in shareholders’ equity during the nine months ended September 30, 2025 is the result of the net effect of $777,000 related to stock option compensation, restricted share awards, RSUs, and PSUs, the Company’s net earnings of $53,378,000, proceeds from the issuance of common stock related to exercise of stock options of $64,000, $2,000 in the forfeiture of performance stock units, $3,000 in the forfeiture of restricted stock units, and a decrease of $28,328,000 in unrealized losses on investment securities, net of applicable income taxes of $10,022,000. Also included was $25,000 of net earnings attributable to the noncontrolling members of Encompass. The increase in shareholders' equity was partially offset by cash dividends declared of $26,929,000, net of $18,603,000 reinvested under the Company’s dividend reinvestment plan and the sale of the Bank's interest in Encompass.

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

There have been no material changes in reported market risks during the nine months ended September 30, 2025.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2025.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	$8,000,000
August 1, 2025 - August 31, 2025	—	$—	—	$8,000,000
September 1, 2025 - September 30, 2025	—	$—	—	$8,000,000

_______________

(1)
On January 27, 2025, the Company’s Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the share repurchase program that the Board of Directors had authorized on October 28, 2024 and which expired on March 31, 2025. This authorization is to remain in effect through March 31, 2026. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. The Company did not repurchase any shares of its Common Stock under its current share repurchase program during the three months ended September 30, 2025.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Disclosure

During the quarter ended September 30, 2025, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended September 30, 2025, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

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

The Company is aware that from time to time a small number of transactions involving its common stock are reported in the over-the-counter market, but the Company has no information about the settlement of these transactions or whether the shares of common stock purported to have been transferred were delivered to the purported purchaser. The Bank, in its capacity as the Company’s transfer agent, has received no information from the parties to these purported transactions that would allow the Bank, acting as the Company’s transfer agent, to record these transfers on the books of the Company. These purported trades have historically been infrequent and typically involved a small number of shares of the Company’s common stock. During the quarter ended September 30, 2025, two trades were reported on the over-the-counter market at $175 per share. The most recent price at which the Company’s common stock has traded and been recorded as settled in the Company’s transfer records was $79.00 per share.

Item 6. EXHIBITS

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 7, 2025	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 7, 2025	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)